Form 10-Q
period 1996-08-03
DAKTRONICS INC /SD/
filed 1996-09-17
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended   August 3, 1996


                             Commission file number
                                     0-23246
                                DAKTRONICS, INC.


          South Dakota                                  46-0306862
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation of organization)


                       331 32nd Avenue Brookings, SD 57006
               (Address of principal executive offices) (Zip Code)


Registrants telephone number, including area code   (605) 697-4000



       ------------------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                              Outstanding at August 31, 1996
- ------------------------------               ----------------------------------
  Common Stock, No par value                              4,190,890




                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                          Page(s)

               Consolidated Balance Sheets -
               August 3, 1996 and April 27, 1996 ....................... 3 - 4

               Consolidated Statements of Operations -
               Three months months ended
               August 3, 1996 and July 29, 1995 ........................   5

               Consolidated Statements of Cash Flows -
               three months ended August 3, 1996 and
               July 29, 1995............................................   6

               Notes to Consolidated Financial Statements...............   7

               Managements Discussion and Analysis of
               Financial Condition and Results of Operation............. 8 - 10


Part II.  Other Information.............................................   11

               Signatures...............................................   12




                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  AUGUST 3,
                                                     1996      APRIL 27,
                  ASSETS                         (UNAUDITED)     1996
                                                 -----------   ---------


CURRENT ASSETS
   Cash  and  cash equivalents ..............     $   255     $   218
   Accounts receivable less allowance
      for doubtful accounts of  $161 at
      Aug 3, 1996 and $129  at April 27, 1996       9,940       8,630
   Current maturities of long-term
      receivables ...........................       1,322       1,372
   Inventories ..............................      10,919       9,800
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts .............................       4,840       2,684
   Real estate held for sale ................        --         1,126
   Prepaid expenses .........................         212         245
   Deferred income tax benefit ..............         702         703
   Income taxes receivable ..................        --            64
                                                  -------     -------
      Total current assets ..................     $28,190     $24,842
                                                  -------     -------

LONG-TERM RECEIVABLES
 AND OTHER ASSETS
   Advertising rights .......................     $ 1,941     $ 2,030
   Long-term receivables,
      less current maturities ...............       2,637       2,714
   Consulting and noncompete
      agreements and other ..................       1,570       1,688
                                                  -------     -------
                                                  $ 6,148     $ 6,432
                                                  -------     -------
PROPERTY AND EQUIPMENT,
   at cost
   Land .....................................     $   491     $   455
      Buildings .............................       4,156       3,902
      Machinery and equipment ...............       8,769       8,398
      Office furniture and equipment ........         240         233
      Transportation equipment ..............         491         423
                                                  -------     -------
                                                  $14,147     $13,411
   Less accumulated depreciation ............       7,205       6,918
                                                  -------     -------
                                                  $ 6,942     $ 6,493
                                                  -------     -------

                                                  $41,280     $37,767
                                                  =======     =======

The accompanying notes are an integral part of these Consolidated Financial Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      AUGUST 3,
                                                        1996        APRIL 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                 (UNAUDITED)      1996
                                                     -----------    ---------


CURRENT LIABILITIES
   Notes payable ................................     $  8,305      $  5,690
   Current maturities of
      long-term debt ............................          498         1,382
   Accounts payable .............................        5,346         4,330
   Accrued expenses .............................        2,272         2,295
   Billings in excess of costs and
      estimated earnings on uncompleted contracts          982         1,001
   Accrued loss on uncompleted contracts ........          640           640
   Income taxes payable .........................          372          --
                                                      --------      --------
      Total current liabilities .................     $ 18,415      $ 15,338
                                                      --------      --------

LONG-TERM DEBT,
   less current maturities ......................     $  1,368      $  1,544
                                                      --------      --------

DEFERRED INCOME .................................     $    511      $    539
                                                      --------      --------

DEFERRED INCOME TAXES ...........................     $    485      $    485
                                                      --------      --------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized 15,000,000 shares
      Issued 4,195,810 shares ...................     $ 11,299      $ 11,299
   Retained earnings ............................        9,211         8,571
                                                      --------      --------
                                                      $ 20,510      $ 19,870
   Less:
      Cost of 4,920 treasury shares .............           (9)           (9)
                                                      --------      --------
                                                      $ 20,501      $ 19,861
                                                      --------      --------

                                                      $ 41,280      $ 37,767
                                                      ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)


                                              Three Months Ended
                                           -----------------------
                                            AUGUST 3,    JULY 29,
                                              1996         1995
                                           (14 WEEKS)   (13 WEEKS)
                                           ----------   ----------

Net sales ............................     $ 17,022      $ 12,446
Cost of goods sold ...................       12,614         9,710
                                           --------      --------
   Gross profit ......................     $  4,408      $  2,736
                                           --------      --------
Operating expenses:
   Selling ...........................     $  2,056      $  1,736
   General and administrative ........          649           534
   Product design and development ....          571           469
                                           --------      --------
                                           $  3,276      $  2,739
                                           --------      --------
      Operating income (loss) ........     $  1,132      $     (3)
Nonoperating income (expense):
   Interest income ...................           93            80
   Interest expense ..................         (204)          (46)
   Other income ......................           60            55
                                           --------      --------
      Income before income taxes .....     $  1,081      $     89
Income tax expense ...................          441            43
                                           --------      --------
      Net income .....................     $    640      $     43
                                           ========      ========

Earnings per share ...................     $    .15      $    .01
                                           ========      ========
Weighted average number of
   common and common equivalent shares        4,228         4,254
                                           ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                       AUGUST 3,     JULY 29,
                                                         1996          1995
                                                      (14 weeks)    (13 weeks)
                                                      ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ....................................     $   640      $    43
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation ................................         287          274
     Amortization ................................         195          130
     Provision for doubtful accounts .............          33          (21)
     Change in operating assets and
      liabilities ................................      (3,116)      (1,418)
                                                       -------      -------
       Net cash used in
        operating activities .....................     $(1,961)     $  (992)
                                                       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ............     $  (737)     $  (369)
   Proceeds from sale of real estate held for sale       1,126         --
   Other, net ....................................          45         (432)
                                                       -------      -------
      Net cash provided by (used by)
       investing activities ......................     $   434      $  (801)
                                                       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable ...............     $ 2,615      $ 1,888
   Principal payments on
    long-term debt ...............................      (1,051)        (186)
                                                       -------      -------
      Net cash provided by
       financing activities ......................     $ 1,564      $ 1,702
                                                       -------      -------
Increase (Decrease) in cash ......................     $    37      $   (91)
Cash:
   Beginning .....................................         218          380
                                                       -------      -------

   Ending ........................................     $   255      $   289
                                                       =======      =======


SUPPLEMENTAL SCHEDULE OF NONCASH AND
  INVESTING AND FINANCING ACTIVITIES
   Real estate acquired by the assumption of
    long-term debt ...............................     $  --        $ 1,065

The accompanying notes are an integral part of these Consolidated Financial Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE A.  GENERAL

   The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiary, Star Circuits, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

   Earnings per common and common equivalent share are calculated by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period, which includes the dilutive effect of outstanding stock options and warrants.

   In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of August 3, 1996 and the results of its operations and cash flows for the three months ended August 3, 1996 and July 29, 1995. These results may not be indicative of the results to be expected for the full fiscal year.




NOTE B.  INVENTORIES

   Inventories consist of the following (in thousands):

                                                   August 3,        April 27,
                                                     1996              1996
                                                   --------         ---------

          Raw materials.........................   $  6,533         $  5,718
          Work-in-process.......................      2,239            2,606
          Finished goods........................      2,147            1,476
                                                   --------         --------
                                                   $ 10,919         $  9,800
                                                   ========         ========

NOTE C. LITIGATION

   On May 4, 1995, the Company was served with a complaint, filed in the United States District Court Northern District of Georgia, By Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to defend the litigation vigorously. The case is in its early stages of discovery and an evaluation of the likelihood of an unfavorable outcome, or estimate of the range or amount of possible loss, if any, is unavailable.

   On May 20, 1996, the Company filed a complaint in United States District Court for the District of South Dakota Southern Division against Trans-Lux Corporation requesting a declaratory judgment. Trans-Lux Corporation asserted that the Company has infringed one certain patent. Based on the opinion of the Company's patent counsel, management of the Company believes that there has been no infringement and is seeking this declaratory judgement to affirm its position.



ITEM 2.  FINANCIAL REVIEW

(Management's discussion and analysis of financial condition and results of operations)

         The following discussion highlights the principal factors affecting changes in financial condition and results of operations.

         This review should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

GENERAL

         The Company designs, manufactures and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on markets rather than products. Major categories of markets include Sports, Business and Government.

         The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sports, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these large orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

         The Company operates on a 52 - 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31. The fiscal year ending May 3, 1997, will be a 53 week year.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                          Three Months Ended
                                     ----------------------------
                                      AUGUST 3,         JULY 29,
                                        1996              1995
                                     (14 WEEKS)        (13 WEEKS)
                                     ----------        ----------

         Net sales .............       100.0%            100.0%
         Cost of goods sold ....        74.1%             78.0%
                                       -----             -----
         Gross profit ..........        26.9%             22.0%
         Operating expenses ....        19.2%             22.0%
                                       -----             -----
         Operating income (loss)         6.7%             (0.0%)
         Interest income .......         0.5%              0.6%
         Interest expense ......        (1.2%)            (0.4%)
         Other income ..........         0.3%              0.4%
                                       -----             -----
         Income before income
                  taxes ........         6.3%               .6%
         Income tax expense ....         2.6%               .3%
                                       -----             -----
         Net income ............         3.7%               .3%
                                       =====             =====



NET SALES

         Net sales were $17.0 million for the three months ended August 3, 1996 compared to $12.4 million for the three months ended July 29, 1995. This represents a 37% increase which was the result of increased sales in almost all of the segments of the sports markets. Net sales in the government and business markets were comparable to the previous period. In addition the three months ended August 3, 1996 consisted of 14 weeks as compared to 13 weeks for the quarter ended July 29, 1995.

         Based on current backlog and sales activities, the Company believes that net sales for the last nine months of fiscal year 1997 may exceed net sales for the last nine months of fiscal year 1996.

GROSS PROFIT

         Gross profit increased 61% from $2.7 million for the three months ended July 29, 1995 to $4.4 million for the three months ended August 3, 1996. The increase in gross profit was the result of an increase in gross profit as a percentage of net sales and an increase in net sales. The increase in gross profit as a percentage of net sales was the result of improved market conditions and product development.

         Due in part to the impact of large orders and the amount of subcontracting work associated with the installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES

         Selling expenses increased 18% from $1.7 million for the three months ended July 29, 1995 to $2.1 million for the three months ended August 3, 1996. The increase was due primarily to increased selling activity.

         General and administrative expenses were $649,000 for the three months ended August 3, 1996 compared to $534,000 for the three months ended July 29, 1995. The increase was primarily attributable to increases in salary and personnel to support company growth.

         Product design and development expenses increased from $469,000 for the three months ended July 29, 1995 to $571,000 for the three months ended August 3, 1996. The increase was due to a greater number of product development projects which included new products and upgrading and expanding existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income increased from $80,000 for the three months ended July 29, 1995 to $93,000 for the three months ended August 3, 1996. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE

         Interest expense increased from $46,000 for the three months ended July 29, 1995 to $204,000 for the three months ended August 3, 1996. The increase was the result of an increase in average loan balances to fund the increase in working capital to support sales growth.

INCOME TAX EXPENSE

         Income tax expense as a percentage of income before income taxes was 50% and 41% for the three months ended July 29, 1995 and August 3, 1996, respectively. The decrease was primarily due to the rounding of state tax accruals and the minimal income before taxes in 1995.

NET INCOME

         Net income increased from $43,000 to $640,000 for the three months ended July 29, 1995 and August 3, 1996, respectively. The increase was due primarily to the increase in gross profit as a percentage of sales and net sales increasing at a faster rate than operating expenses.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $9.8 million at August 3, 1996 and $9.5 million at April 27, 1996. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the three months ended August 3, 1996 was $2.0 million. Net income of $640,000 plus depreciation and amorization of $482,000 were offset by increases in inventory and receivables including costs and estimated earnings in excess of billings on uncompleted contracts. Cash provided by investing activities consisted of proceeds from the sale of real estate held for sale of $1.1 million which was offset by $737,000 of purchases of property and equipment. Cash provided from financing activities included $2.6 million net borrowings under the Company's line of credit and was offset by $1.0 million of repayment of long-term debt.

         The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between acceptance and completion may extend up to 12 months depending on the amount of custom work and the customer's delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

         At August 3, 1996, the Company had a credit agreement with a bank providing for an unsecured revolving line of credit of $10.0 million, which includes up to $5.0 million for standby letters of credit. The line of credit is at the prime rate of interest as established by the bank from time to time (8.25% at August 3, 1996) and is due on September 30, 1996. As of August 3, 1996, $8.3 million had been drawn on the line of credit.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $20 million in bonded work outstanding. At August 3, 1996, the Company had $5.6 million of bonded work outstanding against this line.

         The Company believes that if its growth continues, it may need to increase the amount of its credit facility. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender. The Company believes that cash from operations, from its existing or increased credit facility, and its current working capital will be adequate to meet the cash requirements of its operations in the foreseeable future.


                           PART II - OTHER INFORMATION



Item 1 -   LITIGATION

         On May 4, 1995, the Company was served with a complaint, filed in the United States District Court Northern District of Georgia, by Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management believes that there is no infringment and intends to defend the litigation vigorously. The case is in its early stages of discovery and an evaluation of the likelihood of an unfavorable outcome, or estimate of the range or amount of possible loss, if any, is unavailable.

         On May 20, 1996, the Company filed a complaint in United States District Court for the District of South Dakota Southern Division against Trans-Lux Corporation requesting a declaratory judgment. Trans-Lux Corporation asserted that the Company has infringed one certain patent. Based on the opinion of the Company's patent counsel, management of the Company believes that there has been no infringement and is seeking this declaratory judgement to affirm its position.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         /s/ Aelred J. Kurtenbach, President
                                         -------------------------------------
                                         Daktronics, Inc.
                                         (Dr. Aelred J. Kurtenbach, President)
                                         (President)


Date  September 13, 1996
      ------------------------

                                         /s/ Paul J. Weinand, Treasurer
                                         -------------------------------------
                                         Daktronics, Inc.
                                         (Paul J. Weinand, Treasurer)
                                         (Principal Financial Officer)