Form 10-Q
period 1996-11-02
DAKTRONICS INC /SD/
filed 1996-12-17
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 2, 1996

                             Commission file number
                                     0-23246
                                DAKTRONICS, INC.

           South Dakota                                  46-0306862
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)


                       331 32nd Avenue Brookings, SD      57006
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code   (605) 697-4000


    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                       Outstanding at November 30, 1996
------------------------------------       ------------------------------------
     Common Stock, No par value                         4,306,420




                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)

           Consolidated Balance Sheets -
           November 2, 1996 and April 27, 1996 ........................  3 - 4

           Consolidated Statements of Income -
           Three months and six months ended
           November 2, 1996 and October 28, 1995 . . ..................    5

           Consolidated Statements of Cash Flows -
           Six months ended November 2, 1996 and
           October 28, 1995............................................    6

           Notes to Consolidated Financial Statements..................    7

           Management's Discussion and Analysis of
           Financial Condition and Results of Operation................  8 - 10


Part II.  Other Information............................................    11

           Signatures..................................................    12




                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   NOVEMBER 2,
                                 1996 APRIL 27,
                  ASSETS                               (UNAUDITED)      1996
                                                       -----------    ---------

CURRENT ASSETS
   Cash and cash equivalents ......................      $   177      $   218
   Accounts receivable less allowance
      for doubtful accounts of $146 at Nov 2, 1996,
      and $129 at April 27, 1996 ..................       10,140        8,630
   Current maturities of long-term
      notes and contracts receivable ..............        1,224        1,372
   Inventories ....................................        9,787        9,800
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts ...................................        3,863        2,684
   Real estate held for sale ......................         --          1,126
   Prepaid expenses ...............................          169          245
   Deferred income tax benefit ....................          703          703
   Income taxes receivable ........................         --             64
                                                         -------      -------
      Total current assets ........................      $26,063      $24,842
                                                         -------      -------

LONG-TERM RECEIVABLES
 AND OTHER ASSETS
   Advertising rights .............................      $ 2,379      $ 2,030
   Notes and contracts receivables,
      less current maturities .....................        2,518        2,714
   Consulting and noncompete
      agreements and other ........................        1,452        1,688
                                                         -------      -------
                                                         $ 6,349      $ 6,432
                                                         -------      -------
PROPERTY AND EQUIPMENT,
   at cost
      Land ........................................      $   491      $   455
      Buildings ...................................        4,368        3,902
      Machinery and equipment .....................        9,016        8,398
      Office furniture and equipment ..............          244          233
      Transportation equipment ....................          497          423
                                                         -------      -------
                                                         $14,616      $13,411
      Less accumulated depreciation ...............        7,501        6,918
                                                         -------      -------
                                                         $ 7,115      $ 6,493
                                                         -------      -------
                                                         $39,527      $37,767
                                                         =======      =======

The accompanying notes are an integral part of these Consolidated Financial Statements.



                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    NOVEMBER 2,
                                                       1996        APRIL 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                (UNAUDITED)      1996
                                                    -----------    ---------

CURRENT LIABILITIES
   Notes payable .............................      $  6,004       $  5,690
   Current maturities of
      long-term debt .........................           498          1,382
   Accounts payable ..........................         3,432          4,330
   Accrued expenses ..........................         2,943          2,295
   Billings in excess of costs and
      estimated earnings on uncompleted
      contracts ..............................         2,395          1,001
   Accrued loss on uncompleted contracts .....           544            640
   Income taxes payable ......................           130           --
                                                    --------       --------
      Total current liabilities ..............      $ 15,946       $ 15,338
                                                    --------       --------

LONG-TERM DEBT,
   less current maturities ...................      $  1,340       $  1,544
                                                    --------       --------

DEFERRED INCOME ..............................      $    430       $    539
                                                    --------       --------

DEFERRED INCOME TAXES ........................      $    485       $    485
                                                    --------       --------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized 15,000 shares
      4,196 shares issued at Apr 27, 1996,
        and 4,306 shares issued at Nov 2, 1996      $ 11,680       $ 11,299
   Retained earnings .........................         9,655          8,571
                                                    --------       --------
                                                    $ 21,335       $ 19,870
   Less:
      Cost of 5 treasury shares ..............            (9)            (9)
                                                    --------       --------

                                                    $ 21,326       $ 19,861
                                                    --------       --------
                                                    $ 39,527       $ 37,767
                                                    ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.


                         DAKTRONICS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                   (unaudited)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             NOVEMBER 2,     OCTOBER 28,       NOVEMBER 2,     OCTOBER 28,
                                                1996            1995              1996            1995
                                             (13 WEEKS)      (13 WEEKS)        (27 WEEKS)      (26 WEEKS)
                                            ------------    ------------      ------------    -----------
Net sales ..............................      $ 16,257         $ 14,532         $ 33,279         $ 26,978
Cost of goods sold .....................        12,184           11,181           24,798           20,891
                                              --------         --------         --------         --------
   Gross profit ........................      $  4,073         $  3,351         $  8,481         $  6,087
                                              --------         --------         --------         --------
Operating expenses:
   Selling .............................      $  2,031         $  1,864         $  4,087         $  3,600
   General and administrative ..........           666              490            1,315            1,024
   Product design and development ......           560              387            1,131              856
                                              --------         --------         --------         --------
                                              $  3,257         $  2,741         $  6,533         $  5,480
                                              --------         --------         --------         --------
      Operating income .................      $    816         $    610         $  1,948         $    607
Nonoperating income (expense):
   Interest income .....................            93               72              186              152
   Interest expense ....................          (233)            (174)            (437)            (220)
   Other income ........................            50               84              110              139
                                              --------         --------         --------         --------
      Income before income taxes .......      $    726         $    592         $  1,807         $    678
Income tax expense .....................           283              208              724              251
                                              --------         --------         --------         --------
      Net income .......................      $    443         $    384         $  1,083         $    427
                                              ========         ========         ========         ========

Earnings per share .....................      $    .11         $    .09         $    .26         $    .10
                                              ========         ========         ========         ========
Weighted average number of
  common and common equivalent shares...         4,210            4,240            4,219            4,247
                                              ========         ========         ========         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.


                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                               NOVEMBER 2,     OCTOBER 28,
                                                                  1996            1995
                                                               (27 weeks)      (26 weeks)
                                                               ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..........................................        $ 1,084         $   427
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Depreciation ......................................            583             548
     Amortization ......................................            138             287
     Provision for doubtful accounts ...................             66              11
     Change in operating assets and
      liabilities ......................................         (1,100)         (5,297)
                                                                -------         -------
       Net cash provided by (used in)
        operating activities ...........................        $   771         $(4,024)
                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ..................        $(1,205)        $  (627)
   Proceeds from sale of real estate
      held for sale ....................................          1,126            --
   Other, net ..........................................             32            (954)
                                                                -------         -------
      Net cash (used in)
       investing activities ............................        $   (47)        $(1,581)
                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable .....................        $   314         $ 6,043
   Principal payments on
    long-term debt .....................................         (1,079)           (206)
                                                                -------         -------
    Net cash provided by (used in)
      financing activities .............................        $  (765)        $ 5,837
                                                                -------         -------
     Increase (decrease) in cash and cash equivalents ..        $   (41)        $   232
Cash and cash equivalents:
   Beginning ...........................................            218             380
                                                                -------         -------


   Ending ..............................................        $   177         $   612
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

    In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of November 2, 1996 and the results of its operations and cash flows for the three months and six months ended November 2, 1996 and October 28, 1995. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B.  INVENTORIES

   Inventories consist of the following (in thousands):

                                                  November 2,      April 27,
                                                     1996            1996
                                                  -----------      ---------

         Raw materials.........................     $6,640          $5,718
         Work-in-process.......................      1,967           2,606
         Finished goods........................      1,180           1,476
                                                    ------          ------
                                                    $9,787          $9,800
                                                    ======          ======

NOTE C.  LITIGATION

    On May 4, 1995, the Company was served with a complaint, filed in the United States District Court Northern District of Georgia, by Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to defend the litigation vigorously. The case is in its early stages and an evaluation of the likelihood of an unfavorable outcome, or estimate of the range or amount of possible loss, if any, is unavailable.

    On May 20, 1996, the Company filed a complaint in United States District Court for the District of South Dakota Southern Division against Trans-Lux Corporation requesting a declaratory judgement. Trans-Lux Corporation asserted that the Company has infringed one certain patent. Based on the opinion of the Company's patent counsel, management of the Company believes that there has been no infringement and is seeking this declaratory judgement to affirm its position.


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

    The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31. The fiscal year ending May 3, 1997, will be a 53-week year.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      NOVEMBER 2,     OCTOBER 28,       NOVEMBER 2,     OCTOBER 28,
                                         1996            1995              1996            1995
                                      (13 WEEKS)      (13 WEEKS)        (27 WEEKS)      (26 WEEKS)
                                      -----------     -----------       -----------     -----------
Net sales........................       100.0%          100.0%            100.0%          100.0%
Cost of goods sold...............        74.9%           76.9%             74.5%           77.4%
                                        ------          ------            ------          ------
Gross profit.....................        25.1%           23.1%             25.5%           22.6%
Operating expenses...............        20.0%           18.9%             19.6%           20.4%
                                        ------          ------             -----          ------
Operating income.................         5.1%            4.2%              5.9%            2.2%
Interest income..................         0.6%            0.5%              0.6%            0.6%
Interest expense.................       ( 1.4%)          (1.2%)            (1.3%)          (0.8%)
Other income (expense)...........         0.3%            0.6%              0.3%            0.5%
                                        ------          ------            ------           -----
Income before income taxes.......         4.5%            4.1%              5.5%            2.5%
Income tax expense...............         1.7%            1.5%              2.2%            0.9%
                                        ------          ------            ------          ------
Net income.......................         2.8%            2.6%              3.3%            1.6%
                                        ======          ======            ======          ======


NET SALES

    Net sales were $16.3 million and $33.3 million for the three and six months ended November 2, 1996, compared to $14.5 million and $27.0 million for the three and six months ended October 28, 1995, representing a increase of 12% for the three month period and 23% for the six month period. The increase in net sales for the three and six month periods was the result of increased sales in most of the sports markets. The Company also experienced an increase in sales volume of smaller orders in the sports and business markets over the same periods.

    Based on current backlog and customer quotations, the Company believes that net sales for the last six months of fiscal year 1997 will be similar to and may exceed the last six months of fiscal year 1996.

GROSS PROFIT

    Gross profit increased 22% from $3.4 million for the three months ended October 28, 1995 to $4.1 million for the three months ended November 2, 1996. Gross profit as a percentage of net sales was 23.1% for the three months ended October 28, 1995 compared to 25.1% for the three months ended November 2, 1996. The increase was the result of higher gross profit margins in the sports and business markets.

    Gross profit increased 39% from $6.1 million for the six months ended October 28, 1995 to $8.5 million for the six months ended November 2, 1996. Gross profit as a percentage of net sales was 22.6% for the six months ended October 28, 1995, compared to 25.5 % for the six months ended November 2, 1996. The increase for the six month period was the result of the same conditions previously mentioned.

    Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES

    Selling expenses increased 9% from $1.9 million for the three months ended October 28, 1995, to $2.0 million for the three months ended November 2, 1996. Selling expenses increased 14% from $3.6 million for the six months ended October 28, 1995 to $4.1 million for the six months ended November 2, 1996. The increases were due primarily to the addition of sales staff and increased selling activity.

    General and administrative expenses increased from $490,000 and $1.0 million for the three and six months ended October 28, 1995 to $666,000 and $1.3 million for the three and six months ended November 2, 1996. The increases were due to increases in salary and personnel to support company growth.

    Product design and development increased from $387,000 and $856,000 for the three and six months ended October 28, 1995 to $560,000 and $1.1 million for the three and six months ended November 2, 1996. The increases were due to a greater number of product development projects to improve and upgrade existing products and develop new products.

INTEREST INCOME

    The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $72,000 and $152,000 for the three and six months ended October 28, 1995 to $93,000 and $186,000 for the three and six months ended November 2, 1996. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE

    Interest expense increased from $174,000 and $220,000 for the three and six month periods ended October 28, 1995 to $233,000 and $437,000 for the three and six months ended November 2, 1996. The increase was due to an increase in average loan balances to fund the increase in working capital to support sales growth.

INCOME TAX EXPENSE

    Income taxes as a percentage of income before income taxes was 37% and 40% for the six months ended October 28, 1995 and November 2, 1996 respectively. The increase was due to the rounding of state tax accruals and a decrease in nontaxable interest income.

NET INCOME

    Net income increased from $384,000 and $427,000 for the three and six months ended October 28, 1995 to $443,000 and $1.1 million for the three and six months ended November 2, 1996. The increase was due to increased net sales and an increase in gross profit as a percentage of sales.

    Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $10.1 million at November 2, 1996 and $9.5 million at April 27, 1996. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment, repayment of long-term debt and acquisition of advertising rights. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

    Cash provided by operations for the six months ended November 2, 1996 was $771,000. Net income of $1.1 million plus depreciation and amortization of $721,000 were offset by increases in inventory and receivables including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used in investing activities consisted primarily of $1.2 million for purchase of property and equipment, and was offset by $1.1 million in proceeds from sale of real estate held for sale. Cash used in financing activities included $1.1 million of repayment of long-term debt and was offset by $314,000 net borrowings provided from the Company's line of credit.

    The Company has used and expects to use cash reserves and bank borrowings to meet its short term working capital requirements. On large product orders, the time between acceptance and completion may extend up to 12 months or more depending on the amount of custom work and the customer's delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

    As of November 2, 1996, the Company had a credit agreement with a bank providing for an unsecured revolving line of credit of $10.0 million, which includes up to $5.0 million for standby letters of credit. The line of credit is at the prime rate as established by the bank from time to time ( 8.25 % at November 2, 1996) and is due on September 30, 1997. As of November 2, 1996, $6.0 million had been drawn on the line of credit.

    The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At November 2, 1996, the Company had $ 10.9 million of bonded work outstanding against this line.

    The Company believes that if its growth continues, it may need to increase the amount of its credit facility. The Company anticipates that it will be able to obtain any needed funds under reasonable terms from its current lender. The Company believes that cash from operations, from its existing or increased credit facility, and its current working capital will be adequate to meet the cash requirements of its operation in the foreseeable future.



                           PART II - OTHER INFORMATION

Item 6 -   EXHIBITS

         10.1 Revolving Note between Daktronics, Inc. and Norwest Bank Minnesota, National Association dated September 30, 1996.

         10.2 Second Amendment to credit agreement dated September 30, 1996 between Norwest Bank Minnesota, National Association, and Daktronics, Inc.

         27.1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       /s/ Aelred J. Kurtenbach, President
                                       ------------------------------------=
                                       Daktronics, Inc.
                                       (Dr. Aelred J. Kurtenbach, President)
                                       (President)


Date       December 12, 1996

                                       /s/ Paul J. Weinand, Treasurer
                                       ------------------------------------=
                                       Daktronics, Inc.
                                       (Paul J. Weinand, Treasurer)
                                       (Principal Financial Officer)