Form 10-Q
period 1997-02-01
DAKTRONICS INC /SD/
filed 1997-03-18
CIK 915779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 1, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_          No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at March 7, 1997
    --------------------------                  ----------------------------
    Common Stock, No par value                          4,306,420




                                Daktronics, Inc.

                                Table of Contents




Part I.  Financial Information                                                                   Page(s)

               Consolidated Balance Sheets -
               February 1, 1997 and April 27, 1996 ..............................................        3 - 4

               Consolidated Statements of Income -
               Three months and nine months ended
               February 1, 1997 and January 27, 1996.............................................          5

               Consolidated Statements of Cash Flows -
               Nine months ended February 1, 1997 and
               January 27, 1996..................................................................          6

               Notes to Consolidated Financial Statements........................................          7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................................       8 - 10


Part II.  Other Information......................................................................         11

               Signatures........................................................................         12




                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          FEBRUARY 1,
                                                                              1997     APRIL 27,
                  ASSETS                                                   (UNAUDITED)   1996
                                                                              -------   -------
CURRENT ASSETS
   Cash and cash equivalents ..............................................   $   114   $   218
   Accounts receivable less allowance
      for doubtful accounts of  $ 117 at Feb 1, 1997,
      and $ 129 at April 27, 1996 .........................................     8,671     8,630
   Current maturities of long-term
      notes and contracts receivable ......................................     1,268     1,372
   Inventories ............................................................     8,912     9,800
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts ...........................................................     4,441     2,684
   Real estate held for sale .............................................      --       1,126
   Prepaid expenses .......................................................        12       245
   Deferred income tax benefit ............................................       703       703
    Income taxes receivable ...............................................      --          64
                                                                              -------   -------
Total current assets ......................................................   $24,121   $24,842
                                                                              -------   -------

LONG-TERM RECEIVABLES
 AND OTHER ASSETS
   Advertising rights .....................................................   $ 2,569   $ 2,030
   Notes and contracts receivables,
      less current maturities .............................................     2,684     2,714
   Consulting and noncompete
      agreements and other ................................................     1,335     1,688
                                                                              -------   -------
                                                                              $ 6,588   $ 6,432
                                                                              -------   -------

PROPERTY AND EQUIPMENT,
   at cost
      Land ................................................................   $   492   $   455
      Buildings ...........................................................     4,453     3,902
      Machinery and equipment .............................................     9,460     8,398
      Office furniture and equipment ......................................       245       233
      Transportation equipment ............................................       497       423
                                                                              -------   -------
                                                                              $15,147   $13,411
      Less accumulated depreciation .......................................     7,800     6,918
                                                                              -------   -------
                                                                              $ 7,347   $ 6,493
                                                                              -------   -------
                                                                              $38,056   $37,767
                                                                              =======   =======

The accompanying notes are an integral part of these Consolidated Financial
Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                              FEBRUARY 1,
                                                1997       APRIL 27,
LIABILITIES AND SHAREHOLDERS' EQUITY         (UNAUDITED)     1996
                                               --------    --------
CURRENT LIABILITIES
   Notes payable ...........................   $  5,463    $  5,690
   Current maturities of
      long-term debt .......................        497       1,382
   Accounts payable ........................      2,918       4,330
   Accrued expenses ........................      2,384       2,295
   Billings in excess of costs and
      estimated earnings on uncompleted
      contracts ............................   $  2,802    $  1,001
   Accrued loss on uncompleted contracts ...        373         640
   Income taxes payable ....................         47        --
                                               --------    --------
   Total current liabilities ...............   $ 14,484    $ 15,338
                                               --------    --------

LONG-TERM DEBT,
   less current maturities .................   $  1,467    $  1,544
                                               --------    --------

DEFERRED INCOME ............................   $    372    $    539
                                               --------    --------

DEFERRED INCOME TAXES ......................   $    485    $    485
                                               --------    --------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized 15,000,000 shares
      4,196 shares issued at April 27, 1996,
      and 4,306 shares issued at Feb 1, 1997   $ 11,680    $ 11,299
   Retained earnings .......................      9,577       8,571
                                               --------    --------
                                               $ 21,257    $ 19,870
   Less:
      Cost of 5 treasury shares ............         (9)         (9)
                                               --------    --------

                                               $ 21,248    $ 19,861
                                               --------    --------
                                               $ 38,056    $ 37,767
                                               ========    ========

The accompanying notes are an integral part of these Consolidated Financial
Statements.


                         DAKTRONICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except earnings (loss) per share)
                                   (unaudited)



                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                            FEBRUARY 1,   JANUARY 27,  FEBRUARY 1,    JANUARY 27,
                                               1997          1996          1997          1996
                                            (13 WEEKS)    (13 WEEKS)    (40 WEEKS)    (39 WEEKS)
                                           ------------  ------------  ------------   -----------
Net sales ..............................     $ 11,516      $ 12,552      $ 44,795      $ 39,529
Cost of goods sold .....................        8,524        10,738        33,322        31,628
                                             --------      --------      --------      --------
   Gross profit ........................     $  2,992      $  1,814      $ 11,473      $  7,901
                                             --------      --------      --------      --------
Operating expenses:
   Selling .............................     $  1,869      $  1,668      $  5,956      $  5,269
   General and administrative ..........          682           631         1,997         1,655
   Product design and development ......         543           473         1,674         1,329
                                             --------      --------      --------      --------
                                             $  3,094      $  2,772      $  9,627      $  8,253
                                             --------      --------      --------      --------
       Operating income (loss) .........     $   (102)     $   (958)     $  1,846      $   (352)
Nonoperating income (expense):
   Interest income .....................          106            71           292           224
   Interest expense ....................         (170)         (148)         (607)         (368)
   Other income (expense) ..............            5           (67)          115            73
                                             --------      --------      --------      --------
       Income (loss) before income taxes     $   (161)     $ (1,102)     $  1,646      $   (423)
   Income tax expense (credit) .........          (83)         (405)          641          (154)
                                             --------      --------      --------      --------
      Net income (loss) ................     $    (78)     $   (697)     $  1,005      $   (269)
                                             ========      ========      ========      ========

   Earnings (loss) per share ..........     $   (.02)     $   (.16)     $    .24      $   (.06)
                                             ========      ========      ========      ========
Weighted average number of
   common and common equivalent shares .        4,335         4,225         4,257         4,240
                                             ========      ========      ========      ========



The accompanying notes are an integral part of these Consolidated Financial
Statements.




                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    NINE MONTHS ENDED
                                                                FEBRUARY 1,    JANUARY 27,
                                                                   1997           1996
                                                                (40 weeks)     (39 weeks)
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................       $ 1,005        $  (269)
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Depreciation .........................................           882            847
     Amortization .........................................           438            541
     Provision for doubtful accounts ......................            11             11
     Change in operating assets and
      liabilities .........................................          (698)        (5,642)
                                                                  -------        -------
       Net cash provided by (used in)
        operating activities ..............................       $ 1,638        $(4,512)
                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .....................       $(1,736)       $  (815)
   Proceeds from sale of real estate
    held for sale .........................................         1,126           --
   Other, net .............................................            47         (1,383)
                                                                  -------        -------
      Net cash (used in)
       investing activities ...............................       $  (563)       $(2,198)
                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable ........................       $  (227)       $ 7,202
   Principal payments on
    long-term debt ........................................          (951)          (296)
                                                                  -------        -------
    Net cash provided by (used in)
      financing activities ................................       $(1,178)       $ 6,906
                                                                  -------        -------
     (Decrease) in cash and cash equivalents ..............       $  (103)       $  (196)
Cash and cash equivalents:
   Beginning ..............................................           218            380
                                                                  -------        -------


   Ending  ...............................................$           115        $   184
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

   In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of February 1, 1997 and the results of its operations and cash flows for the three months and nine months ended February 1, 1997 and January 27, 1996. These results may not be indicative of the results to be expected for the full fiscal year.


NOTE B.  INVENTORIES
   Inventories consist of the following (in thousands):

                                                             February 1,       April 27,
                                                              1997              1996
                                                             ------             ------
                  Raw materials.........................     $6,236             $5,718
                  Work-in-process.......................      1,624              2,606
                  Finished goods........................      1,052              1,476
                                                             ------             ------
                                                             $8,912             $9,800
                                                             ======             ======



NOTE C.  LITIGATION-

  On May 4, 1995, the Company was served with a complai nt, filed in the United States District Court Northern District of Georgia, by Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to defend the litigation vigorously. The case is in its early stages and an evaluation of the likelihood of an unfavorable outcome, or estimate of the range or amount of possible loss, if any, is unavailable.

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

RESULTS OF OPERATIONS
         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:





                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                              FEBRUARY 1,    JANUARY 27,   FEBRUARY 1,   JANUARY 27,
                                1997            1996          1997          1996
                             (13 WEEKS)      (13 WEEKS)    (40 WEEKS)    (39 WEEKS)
                             ----------      ----------    ----------    ----------
Net sales ................       100.0%        100.0%        100.0%        100.0%
Cost of goods sold .......        74.0%         85.6%         74.4%         80.0%
                                 -----         -----         -----         -----
Gross profit .............        26.0%         14.4%         25.6%         20.0%
Operating expenses .......        26.9%         22.1%         21.5%         20.9%
                                 -----         -----         -----         -----
Operating income .........        (0.9%)        (7.7%)         4.1%         (0.9%)
Interest income ..........         0.9%          0.6%          0.7%          0.5%
Interest expense .........        (1.5%)        (1.2%)        (1.4%)        (0.9%)
Other income (expense) ...         0.1%         (0.5%)         0.3%          0.2%
                                 -----         -----         -----         -----
Income before income taxes        (1.4%)        (8.8%)         3.7%         (1.1%)
Income tax expense .......        (0.7%)        (3.2%)         1.4%         (0.4%)
                                 -----         -----         -----         -----
Net income ...............        (0.7%)        (5.6%)         2.3%         (0.7%)
                                 =====         =====         =====         =====



NET SALES
   Net sales were $12.5 million and $39.5 million for the three and nine months ended January 27, 1996, compared to $11.5 million and $44.8 million for the three and nine months ended February 1, 1997, representing a decrease of 8.2% for the three month period and an increase of 13.3% for the nine month period. The decrease for the quarter was the result of the timing of receipt of various contracts, awaiting customer design approval, and delivery of parts from various suppliers. The increase in net sales for nine month period was the result of increased sales in the sports and business markets. The Company also experienced an increase in sales volume of smaller orders in the sports and business markets over the same periods.

   Based on current backlog and customer quotations, the Company believes that net sales for the last three months of fiscal year 1997 will be similar to and may exceed the last three months of fiscal year 1996.

GROSS PROFIT
   Gross profit increased 66.3% from $1.8 million for the three months ended January 27, 1996 to $3.0 million for the three months ended February 1, 1997. Gross profit as a percentage of net sales was 14.4% for the three months ended January 27, 1996 compared to 26.0% for the three months ended February 1, 1997. The increase was the result of higher gross profit margins in all market segments. Also a $1.0 million cost overrun was recorded in this period last fiscal year on a contract for variable message displays for the New Jersey Department of Transportation.

   Gross profit increased 45.2% from $7.9 million for the nine months ended January 27, 1996 to $11.5 million for the nine months ended February 1, 1997. Gross profit as a percentage of net sales was 20.0% for the nine months ended January 27, 1996, compared to 25.6% for the nine months ended February 1, 1997. The increase for the nine month period was the result of the same conditions previously mentioned.

   Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES
   Selling expenses increased 11.8% from $1.7 million for the three months ended January 27, 1996, to $1.9 million for the three months ended February 1, 1997. Selling expenses increased 13.2% from $5.3 million for the nine months ended January 27, 1996 to $6.0 million for the nine months ended February 1, 1997. The increases were due primarily to the addition of sales staff and related costs.

   General and administrative expenses increased from $631,000 and $1.7 million for the three and nine months ended January 27, 1996 to $682,000 and $2.0 million for the three and nine months ended February 1, 1997. The increases were due to increased overhead to enhance company growth.

   Product design and development increased from $473,000 and $1.3 million for the three and nine months ended January 27, 1996 to $543,000 and $1.7 million for the three and nine months ended February 1, 1997. The increases were due to continued improvements on existing and new products for use in current and potential markets.

INTEREST INCOME
   The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $71,000 and $224,000 for the three and nine months ended January 27, 1996 to $106,000 and $292,000 for the three and nine months ended February 1, 1997. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE
   Interest expense increased from $148,000 and $368,000 for the three and nine month periods ended January 27, 1996 to $170,000 and $607,000 for the three and nine months ended February 1, 1997. The increase was due to an increase in average loan balances to fund the increase in working capital.



INCOME TAX EXPENSE
   Income taxes as a percentage of income before income taxes was 36% and 39% for the nine months ended January 27, 1996 and February 1, 1997 respectively. The increase was due to the rounding of state tax accruals and a decrease in nontaxable interest income.

NET INCOME
   Net loss was $697,000 for the three months ended January 27, 1996 compared to a net loss of $78,000 for the three months ended February 1, 1997. Net loss for the nine months ended January 27, 1996 was $269,000 compared to net income of $1.0 million for the nine months ended February 1, 1997. The increase in net income was due to an increase in gross profit as a percentage of sales, offset by increased general and administrative and interest expenses. Also the increase is reflected because of the cost overrun previously mentioned. Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES
   Working capital was $9.6 million at February 1, 1997 compared to $9.5 million at April 27, 1996. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment, repayment of long-term debt and acquisition of advertising rights. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

   Cash provided by operations for the nine months ended February 1, 1997 was $1.6 million. Net income of $1.0 million plus depreciation and amortization of $1.3 million were offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts. Cash used in investing activities consisted of $1.7 million for purchase of property and equipment, offset by $1.3 million in proceeds from sale of real estate held for sale. Cash used in financing activities included $951,000 of repayment of long-term debt and $227,000 net payments on the Company's line of credit.

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

   As of February 1, 1997, the Company had a credit agreement with a bank providing for an unsecured revolving line of credit of $10.0 million, which includes up to $5.0 million for standby letters of credit. The line of credit is at the prime rate as established by the bank from time to time (8.25% at February 1, 1997) and is due on September 30, 1997. As of February 1, 1997, $5.5 million had been drawn on the line of credit.

   The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At February 1, 1997, the Company had $6.0 million of bonded work outstanding against this line.

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





                           PART II - OTHER INFORMATION

Item 1.       Exhibits and Reports on Form 10-Q
              Exhibit 27 - Financial Data Schedule (for SEC use only)




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         /s/ Aelred J. Kurtenbach, President
                                         Daktronics, Inc.
                                         (Dr. Aelred J. Kurtenbach, President)
                                         (President)


Date       March 14, 1997

                                         /s/ Paul J. Weinand, Treasurer
                                         Daktronics, Inc.
                                         (Paul J. Weinand, Treasurer)
                                         (Principal Financial Officer)