Form 10-K405
period 1997-05-03
DAKTRONICS INC /SD/
filed 1997-08-04
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ---------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 3, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23246
                                DAKTRONICS, INC.
             (Exact name of registrant as specified in its charter)

         South Dakota                                   41-0306862
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    331 32nd Avenue, Brookings, SD                        57006
(Address of principal executive offices)                (Zip code)

        Registrant's telephone number, including area code (605) 697-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)
                                  -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 18, 1997, 4,306,420 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of July 18, 1997 was approximately $14,431,000 based on the closing price of $4.875 per share of July 18, 1997 on the NASDAQ/NMS).

                       Documents Incorporated By Reference

Selected portions of the Definitive Proxy             Incorporated into Part III
Statement for the Annual Meeting of Shareholders to be held August 20, 1997

                                DAKTRONICS, INC.

                                Table of Contents


                                                                     Page(s)
                                                                     -------
PART I.  ...........................................................  3 - 15

PART II. ........................................................... 16 - 36

PART III............................................................      36

PART IV. ........................................................... 36 - 53

Signatures..........................................................      38

                                     PART I

Item 1.  Business.

GENERAL

Daktronics designs, manufactures and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. These display systems utilize light emitting and light reflective technologies to display information that can be electronically changed by a customer. The Company's products include scoreboards and animation displays for sports facilities and displays for businesses and government applications. The Company has sold display systems throughout the United States and in more than 50 countries worldwide ranging from small standard scoreboards priced under $1,000 to large complex displays priced in excess of $4 million. In fiscal 1997, sales of products and services under $50,000 represented approximately 40% of net sales.

The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sport facilities, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have percentage of completion method of recognizing revenues; the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

COMPANY BACKGROUND

The Company was founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, while professors of electrical engineering at South Dakota State University in Brookings, South Dakota, in part to utilize the talents of university graduates. Daktronics produced and sold its first product in 1970, a voting display system for the Utah Legislature. Using the technology developed from voting display systems, Daktronics expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970's, the Company incorporated microprocessor-based computers into its display controllers to process information provided by an operator and to formulate the information for presentation on a display. At that time, Daktronics also began building computer-programmable information display systems utilizing standard modules or sections in a variety of systems. The use of modular sections for both its smaller and larger display systems has allowed the Company to offer customers a broad range of both standard and custom products. These innovations helped the Company to obtain a scoreboard contract for the 1980 Winter Olympic Games and several large college installations. In the early to mid-1980's, Daktronics continued to enhance its controller and display technology, acquired the Glow Cube(R) display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a major league facility.

In 1987, the Company reoriented its sales and marketing efforts based on markets rather than products, believing that this orientation would lead to significant growth in net sales through greater penetration in selected target markets. The continued product developments, along with the Company's focused sales and marketing, helped capture several prestigious installations, including scoreboards and results systems for the 1988 Winter Olympic Games and golf scoring and Glow Cube display systems for the PGA Tour.

During the 1990's, the Company has continued to expand its product lines, increase market share in its existing markets and develop new markets for its products. Daktronics has enhanced its Starburst(R) display technology by developing new lens and reflector designs to capture viewer attention and reduce energy consumption. In fiscal 1997 the Company enhanced its display control circuitry capability to display 16 million possible color combinations at 30 frames per second. The Company has also acquired and developed technology for LED displays and display controllers. Examples of the Company's continued market penetration include (i) scoreboards for University of Georgia, Brigham Young University, Montreal Forum, Philadelphia Sepctrum and Marine Midland Arena in Buffalo, (ii) another commercial display for Times Square, (iii) variable message systems for highway usage in Washington and New Jersey, and (iv) platform passenger displays for Pittsburgh and San Francisco.

Daktronics has received several awards, including being named the South Dakota Business of the Year in 1987, 1989 and 1993 by the South Dakota Industry and Commerce Association.

PRODUCTS

The Company offers its customers a wide range of computer-programmable information display systems consisting of related products, or families of products, that have similar functions and varying degrees of capabilities. Products within each family use displays and controllers that are built with many of the same modular components to reduce the cost of production and provide flexibility for standard and custom installations. The use of modular components also enhances the reliability and serviceability of the display systems. For example, the basketball scoreboard family includes products that use many of the same display modules and range from a small, single-faced scoreboard to a large, four-sided display with player statistics. The sizes of displays range from 2 inches by 20 inches for small indoor displays to 20 feet by 40 feet or more for large outdoor displays.

The two principal components of the Company's systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and to formulate the information, graphics or animation to be presented on the display. The display controller then controls each of the picture elements or "pixels" on the display to present the message or image.

Data is transferred between the display controller and the displays for both local and remote display sites. Local connections use twisted pair cables, fiber optic cables, infrared links or radio frequency. Both standard and cellular telephone connections are used to connect remote display locations. These connections are generally purchased from third parties.

Within each product family, Daktronics produces both standard and custom displays that vary in complexity, size and resolution. For example, a large color animation display is significantly more complex than a time and temperature display. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount of information to be displayed at any one time. Generally, larger pixels spaced farther apart are used for longer distance viewing. The resolution of a display is determined by the size and spacing of each pixel, with smaller more densely packed pixels for higher resolution. The type of the display may depend on the shape of the viewing area. For example, arena scoreboards may have a viewing angle as wide as 180 degrees, compared with a roadside display which can been viewed from a passing vehicle only within a narrow angle from the display.

DISPLAY TECHNOLOGIES

Each of the Company's display systems uses one or more of the following display technologies: (i) Starburst(R) four-color incandescent lamps, (ii) SunSpot(R) monochrome incandescent lamps, (iii) Glow Cube and other reflective elements or
(iv) LEDs. The selection of a display technology depends on a variety of factors, including price, location, power consumption and operating cost, and complexity of the information, graphics or animation to be displayed. The outdoor displays are designed to withstand the elements and to be visible in both bright sunlight and at night.

STARBURST(R) COLOR INCANDESCENT LAMP DISPLAYS. Starburst(R) displays use four colors (red, green, blue and clear) to display many shades of color when different combinations of lights are illuminated. The most popular Starburst(R) displays use reflectors with colored lenses over clear lamps. Each of the display lamps is turned on and off at different intervals and rates determined by the software in the controller to change what is presented on the display. The Company-designed reflector and lens system consumes less energy than a traditional incandescent lamp display while maintaining the brightness of the display to the viewing audience. The Starburst(R) color displays are used both indoors and outdoors and provide customers the flexibility of displaying text, numbers, graphics, animation and other types of information. Among the thousands of the Company's Starburst(R) display installations are the University of Georgia and University of South Carolina football scoreboards, and various indoor basketball facilities and baseball stadiums.

SUNSPOT(R) MONOCHROME INCANDESCENT LAMP DISPLAYS. SunSpot(R) displays use monochrome (one color) incandescent lamps which turn on and off at intervals and rates similar to a Starburst(R) four color display. SunSpot(R) displays are used both indoors and outdoors typically for time and temperature, messaging, graphics and other applications where color is not required. Daktronics has sold its SunSpot(R) displays for many small and large installations such as high school football stadiums, commercial businesses, and major league baseball parks.

REFLECTIVE DISPLAYS. The Company's patented Glow Cube(R) display technology uses three-dimensional pixels or "cubes." Each pixel is programmed to turn so that the viewing surface of the cube flips from a bright color to a dark contrasting color. Words and graphics form as each pixel flips from one color to the other. Glow Cube(R) displays are generally used outdoors, use less power and can be configured in a wide variety of sizes. Because a Glow Cube(R) display reflects sunlight during the day and fluorescent light at night, the display consumes relatively little power while operating. The Company's 7 x 18 foot Glow Cube(R) displays for the PGA TOUR each operate on a golf cart battery and are moved between tour sites throughout the season. Daktronics has also provided Glow Cube(R) displays for the 1996 Summer Olympic Games, the 1994 Winter Olympic Games and transportation departments in Connecticut, New Jersey and Virginia.

During fiscal 1995, the Company added a new reflective pixel to the product family. New MagneView(TM) technology, with its two dimensional design, is a low cost alternative to the Glow Cube(R) technology. This technology, along with others, was incorporated into the displays at the 1996 Summer Olympics in Atlanta.

LED (LIGHT EMITTING DIODE) DISPLAYS. The Company's LED displays use programmable light emitting diodes as the light source for each display pixel. LED technology uses individual indicator elements that are commonly found in applications such as automobile dashboards, small appliances and digital clocks. The LEDs turn on and off at different intervals and rates to form the display images. One line LED displays are used for text, and larger LED displays are used for text, graphics and animation. LED displays can be one or multiple colors. The LED technology is advantageous because of the long life of LEDs and their low power consumption. The Company previously purchased certain LED technology and products that have been integrated into the Company's product lines. Daktronics recently began manufacturing outdoor LED displays (including its own pixels) and has provided high intensity LED outdoor displays for the Connecticut, New Jersey, and Washington Departments of Transportation and Art Kraft Strauss Sign Corporation for several installation in Times Square.

PRODUCT FAMILIES

Daktronics product offering is comprised of three primary product groups:

1)   Sports Products
2)   Large Matrix Products
3)   DataTrac(TM) / InfoNet(TM) Products

SPORTS PRODUCTS
The Sports Products group includes the following products:

Sports Product Displays. The Company offers a full line of indoor scoreboards ranging from 2-digit shot clocks to high school basketball scoreboards to large center hung scoreboards incorporating message centers and ad panels. Starting in 1995 the Company began introducing a number of indoor scoreboard models using LED technology to complement the incandescent models it had been offering. Approximately 50% of the popular indoor models sold are now the LED type.

The Company also offers outdoor scoreboards which use mostly incandescent lamp technology. The outdoor scoreboards likewise range from 2-digit game timers to high school football scoreboards to large scoring systems incorporating message centers and ad panels.

In 1996 the Company began standardizing many of the large scoring systems, both indoor and outdoor, suitable especially for colleges and municipal arenas. Previously, many of these systems were designed individually from the ground up. This standardization of the large scoring systems has improved Daktronics ability to deliver a quality system in minimal time, with improved and more consistent margins.

Sports Product Controllers. The Company offers a variety of internally developed controllers depending on the sport and complexity of the system. The following is a list of controllers for sports displays.

     All Sport(R) 2000 - low cost, entry level controller for scoreboards.
     All Sport(R) 4000 - introduced Fall '96. Controller with enhanced features and packaging over All Sport(R) 2000.
     Pro Sport(R) 6000 - controller for large multi-display, multi-sport scoring system for large college and professional levels.
     OmniSport(R) 1000 - entry level timer for aquatics, track, and other timed events.
     OmniSport(R) 6000 - timer with enhanced features and packaging for larger aquatics, track, or other timed events.

LARGE MATRIX PRODUCTS
The Large Matrix product group consist of displays having a large number of display pixels (dots or picture elements that make up an image). The pixels offered are incandescent, LED, or reflective Glow Cube(R) pixels.

In the past five years the electronic sign industry has grown more and more sophisticated with the increased capability of the desktop PC.

Large Matrix Displays. Whereas prior to that conventional matrix displays formed images by simply turning a pixel on or off, displays today have the ability to vary the intensity of each pixel to allow the generation of multiple colors. The displays to be introduced by the Company in the summer of '97, both incandescent and LED, will have the capability to display up to 16 million colors at speeds that allow the display of video information.

The large matrix product offering spans from a basic 24 pixel high display with on/off pixel control up to a full large-screen video at the high end.

The latest LED technology, which uses red, green, and blue (RGB) LEDs at brightness levels adequate for outdoor, is well suited to display video because of its very quick response times. The 16 million color RGB LED displays offer state-of-the-art video and animation capability at a price significantly less than traditional large screen videos used in sports stadiums. The first installations are scheduled for August '97.

The 16 million color Starburst(R) offers a lower cost alternative, approximately one-half the price per square foot of the RGB LED technology display for customers with tighter budgets. Although the Starburst(R) technology has lower resolution than the RGB LED product, it still provides a very effective video and animation display.


Large Matrix Controllers. In Winter '97 Daktronics introduced the Venus(R) 7000 controller which uses the Windows operating system. This is a PC based, high end controller which provides advanced capability for control of large animation/video displays.

The Venus(R) 4600 controller continues to be a viable product as a lower cost but very capable controller. The Company has also developed applications software that supports its Venus(R) display controllers. The Company's Dakstats(R) software allows score keepers and statisticians to enter and display sports statistics and other information on certain of the Company's scoreboards. The user is responsible for updating the statistics after the software has been installed. The Dakstats(R) baseball software was first used in 1988 by the AAA minor league Buffalo Bisons and has now been installed at several major league facilities, including Oriole Park at Camden Yards, Jacobs Field, Ballpark in Arlington and Coors Field. The Company has developed proprietary statistics and results software for several other sports such as golf, football, swimming, diving, auto racing, track and skiing. In addition to providing these software products, the Company develops customized hardware circuit boards and software for customers who have special information display requirements.

The Company designs interfaces between its display systems and other computer systems allowing its large scoreboard systems to receive and display information from computers used for statistics, timing or scoring. These interfaces allow the display controller to send information back to a statistics system or customer computer. These interface products automatically report continually updated sports scores and information from national wire services.

DATATRAC(TM) / INFONET(TM)
The DataTrac(TM) / InfoNet(TM) product lines are intended primarily as a text-base message displays. They are lower cost than a large matrix display which are designed for full graphics and animation.

DataTrac(TM) / InfoNet(TM) Displays. The DataTrac(TM) product line consists of a family of indoor LED displays comprised of discrete 5x7 (pixel) characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. Daktronics offers products with .7", 1.2", 2.1" & 4.2" characters in a wide range of overall display sizes. Some models are available in either monochrome or tri-color.

InfoNet(TM) product line includes line oriented displays, with character heights of 2" and 4" on indoor models, and 9" for outdoor. The outdoor model, the G1000 series, has wide application as a low cost marquee display applicable to many of the markets Daktronics serves, especially the High School and Commercial markets. InfoNet(TM) products are available as single or multi-line units. Indoor InfoNet(TM) models find applications in the majority of markets served by Daktronics.

Controllers for DataTrac(TM) and InfoNet(TM) Displays. All DataTrac(TM) and InfoNet(TM) products have a controller in the display which is capable of receiving a downloaded display program, and then operating independently displaying that program until a new program is downloaded to it. This controller, called an MDC (Multi-purpose Display Controller), is a key building block for future product growth and expansion of the Company character and line oriented display product offering. In calendar 1997 the Company plans to introduce a SunSpot(R) display with an MDC inside.

The Venus(R) 1500 is the software for use on a PC that allows creation of messages and simple graphic sequences for downloading to a DataTrac(TM) or InfoNet(TM) display, or future display models containing an MDC. The Venus(R) 1500 software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications.

The protocol for transferring data into the MDC is called the Venus(R) 1500 protocol. For applications not addressed by the Venus(R) 1500, OEM's can purchase the Company displays and write their own software using the Venus(R) 1500 protocol to communicate to the displays. The Company also offers a software module the OEM's can incorporate into a Windows based program to reduce the time it takes to write this interface. As of Spring 1997 several OEM's have implemented the Venus(R) 1500 protocol into these applications, resulting in display sales in both the airport market and the automatic call distribution
(ACD) market (ie. Credit card processing centers).

OTHER PRODUCTS. Other products outside the three primary product groups include time and temperature displays, lottery billboard displays and price displays.

MARKETING AND SALES

There are many manufacturers and sellers of signs and displays throughout the world. The design and manufacture of computer-programmable signs and displays that allow a customer to readily change the information displayed is a smaller and more specialized segment of the larger sign and display industry. Many makers of computer-programmable signs and displays serve only one or a few specialized markets. Daktronics strives to distinguish itself by providing a broad range of technologically advanced information display products to a number of strategic markets.

The Company's display systems have been sold throughout the United States and in more than 50 countries worldwide. Daktronics markets and sells its products worldwide by direct sales and through independent resellers. The Company's sales personnel learn the needs of the Company's markets and customers by establishing relationships with existing and prospective customers, attending trade shows, conventions and seminars, and participating with customers in the installation of the Company's products.

When the Company targets a potential customer for a display system, the prospect is contacted either directly or through a reseller. Daktronics sells custom display systems for larger projects on a direct basis and frequently uses a team of Company personnel to ensure that the proposed system meets the customer's needs in the most cost effective manner. Engineers, technicians and direct sales personnel participate in site visits to assess site conditions and to evaluate the customer's requirements. The Company's sales staff submits proposals to prospective customers, often followed by a business and technical presentation. The Company also regularly hosts prospective customers at its manufacturing facility to demonstrate product quality and delivery capability.

The Company's direct sales staff, who are grouped by end user market, are also responsible for international sales in their respective markets. During fiscal 1997, 1996 and 1995, 14.9%, 15.5% and 11.5% of the Company's net sales, respectively, were derived from international sales. Daktronics intends to expand its international sales. In fiscal 1995, the Company formed a strategic business alliance with Omega Electronics, S.A. of Bienne, Switzerland, that will make use of each other's complementary core business positions. Omega Electronics, a leading timing systems manufacturer, is now a distributor of the Company's scoreboards and matrix displays for use in sports applications around the world. The Company started to receive orders in fiscal 1996 from Omega Electronics. The Company has added Omega Electronics sports timing and photo finish products to its product offering for sale in the United States and Canada.

Resellers are used most prevalently in the areas of standard or "catalog" sports scoreboards and commercial applications where systems must be installed in accordance with local zoning ordinances. The Company offers, primarily through its resellers, a broad selection of scoreboard and display models that are moderately priced and relatively easy to install. The most popular models are built to inventory and available for next-day shipment. The remaining models are built to order and quoted for shipment in 30 to 90 days after order acceptance. The Company supports its resellers through national and regional direct mail advertising and trade show exhibitions. Regional sales managers support resellers in the field, and the Company's sales staff provides daily telephone support. Daktronics believes that it can expand market share by increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

The primary markets served by the Company, along with types of customers, are shown below.


MARKETS                    TYPES OF CUSTOMERS

SPORTS Elementary and Secondary Schools, Colleges and Universities, Recreation Centers, YMCAs, Major and Minor League Sports, Olympic Games and Other Sports Federations, Civic Arenas and Convention Centers, Parimutuel Gaming and Motor Racing

BUSINESS Banks, Auto Dealers, Shopping Malls, Casinos and other businesses

GOVERNMENT                 Legislatures and Assemblies, Departments of
                           Transportation, Financial Exchanges, Airlines,
                           Transit

During fiscal 1997, the Company's net sales to the sports market were approximately 70% of net sales, while the business and government markets accounted for approximately 20% and 10%, respectively, of net sales.

CUSTOMER SERVICE AND SUPPORT

Daktronics believes that its prompt and reliable customer service distinguishes it from many of its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 5 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including "Help Desk" access, parts repair and replacement, and programming support for animation and other display information. The Company staffs its Help Desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer's equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. The Company's modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company's principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

The Company's animation and display programming support department (i) designs custom animation sequences and answers display operator questions through its Help Desk, (ii) publishes regular newsletters for operators, (iii) conducts regularly-scheduled display operator workshops throughout the year and (iv) provides on-site display operator training. Daktronics believes that its extensive customer support program is essential to continued market penetration.

To enhance the level of service available to its customers, the Company has established 14 service centers in 12 states and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company uses a network of authorized service dealers in other domestic locations and in a number of other countries.

ENGINEERING AND PRODUCT DEVELOPMENT

The computer-programmable information display industry is characterized by ongoing product innovations and developments in display and controller technology. To remain competitive, the Company must continue to anticipate and respond to these changes and developments. Daktronics intends to continue its tradition of applying engineering resources throughout its business to help achieve more effective product development, manufacturing, sales and customer support.

The Company employs engineers and engineering technicians in the areas of mechanical design, electronics design, applications engineering, and customer and product support. Unlike some of its competitors who depend on contract engineering from outside vendors, the Company uses in-house engineering staff to anticipate and respond rapidly to the product development needs of customers and the marketplace. The Company assigns product managers from its engineering staff to each product or product family to assist its sales staff in customer training, to implement product improvements requested by customers, and to ensure that each product is designed for maximum reliability and serviceability. The Company's product development personnel also modify existing products and develop new products to comply with rule changes for particular sports.

In 1996 Daktronics completed the reorganization of its engineering department, establishing three design groups, each aligned with one of the three primary product families, namely:

            *  Sports Products
            *  Large Matrix
            *  DataTrac(TM)/InfoNet(TM) (See "Product Families" Section)

Each of these design groups is autonomous to allow it to focus on the respective product family. This new organizational structure, plus a concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design, positions the company for even more effective product development in the future.

Daktronics believes its engineering capability and experience are unparalleled among its competitors and its product development capability will continue to be a very important factor in its market position.

Product development expenses for fiscal 1997, 1996, and 1995 were approximately $2,208,000, $1,857,000 and $1,597,000 respectively.

MANUFACTURING AND TECHNICAL CONTRACTING

As a vertically-integrated manufacturer of display systems, the Company performs most sub-assembly and substantially all final assembly of its products. The Company also serves as a technical contractor for customers who desire custom hardware design, custom software development or specific site support.

MANUFACTURING OPERATIONS

The Company's manufacturing operations include component manufacturing (printed circuit boards and Glow Cube pixel assembly) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly owned subsidiary, manufactures printed circuit boards for the Company and other customers at its separate production facility located in Brookings, South Dakota. The Company augments its production capacity with the use of outside subcontractors, primarily for metal fabrication and loading printed circuit boards.

Daktronics uses a modular approach for manufacturing its displays. Standard product modules are designed and built to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. The Company inventories finished goods of smaller, standard products and builds to order larger, seasonal and custom products. Daktronics designs its product modules so that a custom product may include a significant percentage of standard products to maximize reliability and ease of service. Certain components used in the Company's products are currently available from a limited number of sources. To reduce its inventories and enhance product quality, the Company elects to purchase certain components from a limited number of suppliers who are willing to provide components on an "as needed" basis. From time to time, the Company enters into pricing agreements or purchasing contracts under which it agrees to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year. Through the Company's "total quality management" and "just-in-time" methods of scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. The Company's order entry, production and customer service functions are also computerized to facilitate communication throughout the entire sales, design, production and delivery process.

TECHNICAL CONTRACTING

Daktronics serves as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state of the art display systems for Olympic venues and other large installations typically involves competitive proposals by the Company and its competitors. As a part of its response to a proposal request, the Company may suggest additional products or features to assist the prospective customer in analyzing the optimal type of computer-programmable information display system. If requested by a customer or if necessary to help secure a bid, the Company will include as a part of its contract proposal the work necessary to prepare the site and install the display system. In such cases, Daktronics may serve as the general contractor and retain subcontractors. With each custom order, the Company forms a project team to assure that the project is completed to the customer's satisfaction. Key members of a project team include a project manager, sales person, mechanical design team, electronics and software team, manufacturing team, animation programmer, installation supervisor and an executive officer.

BACKLOG

The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $10 million as of June 30, 1997 and $12.4 million as of June 30, 1996. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

COMPETITION

The computer-programmable information display industry is highly fragmented and characterized by intense competition in certain markets. There are a number of established manufacturers of competing products who may have greater market penetration in certain market niches or greater financial, marketing and other resources than the Company. Because a customer's budget for the purchase of a computer-programmable information display is often part of that customer's advertising budget, the Company may also compete with other forms of advertising, such as television, print media or fixed display signs. Competitors might also attempt to copy the Company's products or product features.

Many of the Company's competitors compete in only one or a few of the market niches served by the Company. There are generally more competitors in markets that require less complicated information display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are fewer competitors. Nevertheless, competition may be intense even within markets which require more complex display systems. Some of the Company's primary competitors are White Way Sign and Maintenance Company, Chicago, Illinois; Display Solutions, Inc., Atlanta, Georgia; Nevco, Inc., Greenville, Illinois; and Trans-Lux Corporation, Norwalk, Connecticut.

Daktronics competes based on its broad range of products and features, advanced technology, prompt delivery, and reliable and readily available customer service. The Company also strives to provide cost effective products and solutions for its customers. Contrary to the Company's focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower cost display systems which, in the Company's belief, are of a lesser quality with lower product performance or customer support. If a customer focuses principally on price, the Company is less likely to obtain the sale. To remain competitive, Daktronics must continue to enhance its existing products, introduce new products and product features, and provide customers cost effective solutions to their scoring or display needs.

GOVERNMENT AND OTHER REGULATION

In the United States and other countries, various laws and regulations restrict the installation of outdoor signs and computer-programmable information displays. These regulations may impose greater restrictions on computer-programmable information displays due to alleged concerns over aesthetics or driver safety if a "moving" display is located near a road or highway. These factors may prevent the Company from selling products to some prospective customers.

Some of the Company's products are tested to safety standards developed by Underwriters Laboratories(R) in the United States as well as similar standards in other countries. Daktronics designs and produces these products in accordance with these standards. The Company's printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. The Company's manufacturing operations must also meet various safety related rules and regulations. The Company believes it is in material compliance with all applicable governmental laws and regulations.

INTELLECTUAL PROPERTY

Daktronics currently owns two United States patents. One pertains to the design of its Glow Cube pixel and expires in 1999 and the other pertains to the lens display technology and expires in 2011. The Company relies principally on trademarks, rather than patents, to help establish and preserve limited proprietary protection for its products. The Company has 19 trademarks registered in the United States. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, controller software and other works of authorship are also subject to applicable copyright laws. The Company typically provides software to its customers in only machine readable form to help preserve trade secret protection which may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

At June 30, 1997, Daktronics employed approximately 479 full time employees and 337 part time and temporary employees. Of these employees, approximately 433 were in manufacturing, 196 in sales, marketing and customer service, 157 in engineering, and 30 in administration. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

         AELRED J. KURTENBACH, PH.D. (63) is a co-founder of the Company and has served as a director and as President of the Company since its incorporation. Dr. Kurtenbach also served as Treasurer until 1993. Dr. Kurtenbach has 41 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

         DUANE E. SANDER, PH.D. (59) is a co-founder of the Company and has served as a director and as Secretary of the Company since its incorporation. Dr. Sander is currently employed as Dean of Engineering at South Dakota State University where he has taught electrical engineering courses and directed biomedical research projects since 1967.

         JAMES B. MORGAN (50) joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Since 1970, he has been employed by the Company as its Engineering Manager and since 1975 as its Vice President, Engineering, with responsibility for product development, contract design, project management for customer contracts, and corporate information and scheduling systems. Mr. Morgan has served as a director since 1984.

         FRANK J. KURTENBACH (59) joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as Sales Manager for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

         PAUL J. WEINAND (41) joined the Company in August 1990 as its Chief Financial Officer and has been Treasurer since November 1993. From 1985 to August 1990, he was employed by American Western Corporation, a publicly held manufacturer of plastic packaging products, as its controller. From 1980 to 1985, he was an accountant with McGladrey & Pullen, LLP. Mr. Weinand has a M.S. degree in Accounting from the University of North Dakota and is a Certified Public Accountant.

Item 2.  Properties.

The Company currently owns and occupies 115,000 square feet, including a 12,000 square foot addition in fiscal 1997, of manufacturing space and 33,000 square feet of office space in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. The Company is currently adding approximately 17,000 square feet to its office facility and anticipates completion in late Winter of 1997-1998. The Company's circuit board manufacturing subsidiary and reflective pixel assembly operation are located at a separate site in Brookings and currently occupy 20,000 square feet in a facility owned by that subsidiary.

Item 3.  Legal Proceedings.

On May 4, 1995, the Company was served with a complaint, filed in the United States District Court Northern District of Georgia, by Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to defend the litigation vigorously. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

On May 20, 1996, the Company filed a complaint in United States District Court For The District of South Dakota Southern Division against Trans-Lux Corporation requesting a declaratory judgment. Trans-Lux Corporation asserted that the Company has infringed on a certain patent. Based on the opinion of the Company's patent counsel, management of the Company believes that there has been no infringement. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome of the potential range of loss if any.

On October 15, 1996, a lawsuit was brought by Roy L. McGreevy, Daktronics Aust/NZ ltd., and International Sign Displays Co. in the United States District Court for the District of South Dakota, Southern Division against the Company. The lawsuit alleges the Company breached contracts, committed tortious interference with contracts, intentionally inflicted emotional distress on the plaintiffs and is responsible for compensatory and punitive damages. It is the opinion of management of the Company that the claims are unfounded and the Company is aggressively defending the lawsuit, which is set for trial starting October 14. Discovery is currently in process and the Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or an estimate of the range or amount of possible loss, if any.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of May 3, 1997 the Company had 463 shareholders of record. Following are the high and low sale prices for the Company's common stock:

                                FY 1997                    FY 1996
                                High     Low               High    Low
                                ----     ---               ----    ---
      1st Quarter               5 1/4    4                 7 1/4   5 1/2
      2nd Quarter               5        3 5/8             6 1/8   4 1/2
      3rd Quarter               4 5/8    3 7/8             5 7/8   3 1/4
      4th Quarter               4 1/4    3 7/8             4 3/8   3 1/2

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business. Provisions of the Company's bank credit agreement limit the Company's ability to pay cash dividends.

Item 6.  Selected Financial Data.
(In Thousands, Except Per Share Data)

                                      1997     1996     1995     1994     1993
                                    --------------------------------------------

Statement of Operations Data:
Net Sales.......................... $62,640  $52,507   $41,947  $41,102  $30,697
Operating Income (Loss)............   2,501     (319)    1,210    3,220    2,204
Net Income (Loss)..................   1,508     (215)      967    1,976    1,107
Earnings (Loss) per Share..........     .35     (.05)      .23      .62      .39
Weighted Average Share Outstanding.   4,266    4,191     4,228    3,163    2,857

Balance Sheet Data:
Working Capital.................... $10,923   $9,504   $12,169  $11,944   $3,509
Total Assets.......................  37,136   37,767    28,262   27,370   20,772
Long-term Liabilities..............   2,640    2,568     2,292    2,723    4,884
Shareholder's Equity...............  21,750   19,861    20,076   19,109    7,535

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The Company designs, manufactures and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on markets rather than products. Major categories of markets include sport, business and government.

The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sport facilities, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these large orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 1997 fiscal year contained 53 weeks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the fiscal years ended 1997, 1996, and 1995:

                                                          YEAR ENDED
                                                   1997      1996      1995
                                               ------------------------------
Net sales...................................     100.0%      100.0%     100.0%
Cost of goods sold..........................      74.7        78.7       73.3
                                               ------------------------------
    Gross profit............................      25.3        21.3       26.7
Operating expenses..........................      21.3        21.9       23.8
                                               ------------------------------
    Operating income (loss).................       4.0        (0.6)       2.9
Interest income.............................       0.9         0.7        0.9
Interest expense............................      (1.2)       (1.2)      (0.4)
Other income................................       0.3         0.4        0.2
                                              -------------------------------
    Income (loss) before income taxes.......       4.0        (0.7)       3.6
Income tax expense (credits)................       1.6        (0.3)       1.3
                                              -------------------------------
   Net income (loss)........................       2.4%       (0.4)%      2.3%
                                              ================================


NET SALES

Net sales for fiscal 1997 were $62.6 million representing a 19% increase over fiscal 1996 sales of $52.5 million. The increase was primarily the result of increased sales in all sports market niches except the major league niche. The business and government niches also experienced a net increase in sales.

Net sales for fiscal 1996 were $52.5 million representing a 25% increase over fiscal 1995 sales of $41.9 million. The Company experienced sales increases in almost all of its sports and government market niches. A decrease in net sales was experienced in the business market niches of commercial and casinos.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 1997, 1996 and 1995. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

Gross profit increased from $11.2 million in fiscal 1996 to $15.9 million in fiscal 1997. The increase was due to increased sales and an improvement in gross profit as a percentage of net sales from 21.3% in fiscal 1996 to 25.3% in fiscal 1997. The increase in gross profit as a percentage of net sales was the result of cost improvement programs, including product standardization, improved quoting programs and the recognition of a contract overrun in fiscal 1996 as described below.

Gross profit was $11.2 million for each of fiscal 1996 and 1995. Although sales increased significantly from fiscal 1995 to fiscal 1996, gross profit as a percentage of net sales decreased from 26.7% in fiscal 1995 to 21.3% in fiscal 1996. This decrease was due primarily to a $900,000 projected cost overrun on a contract to supply variable message signs for the New Jersey Department of Transportation and competitive conditions in other market niches.

OPERATING EXPENSES

Selling expenses have increased 9% and 17% for fiscal years 1997 and 1996 over the previous fiscal year. The increases were primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts. In addition, bad debt expense increased $218,000 from fiscal 1995 to 1996.

General and administrative expenses increased 38% and 10% for fiscal years 1997 and 1996 over the previous fiscal year. The increase from fiscal 1996 to fiscal 1997 was the result of incurred and accrued legal fees as the result of several lawsuits. During the fiscal year 1997 the Company established an accrual to vigorously defend itself in these suits. The increase from fiscal 1995 to fiscal 1996 was primarily the result of increases in salary and personnel to support company growth.

Product design and development expenses increased 19% and 16% for fiscal years 1997 and 1996, respectively over the previous fiscal year. The increases were due to a greater number of product development projects which included new products, including development of an RGB (red, green, blue) LED video product and related control system, and upgrading and expanding existing products.

INTEREST INCOME

The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $.5 million, $.4 million and $.4 million for fiscal 1997, 1996 and 1995 respectively. Factors affecting the increases and decreases include the average balance of long-term receivables resulting from new receivables, principal repayments and the sale of long-term receivables to third parties, and excess cash balances invested in interest bearing accounts.

INTEREST EXPENSE

Interest expense was $.7 million, $.6 million and $.2 million for the fiscal years 1997, 1996, and 1995. The increase in interest expense from fiscal year 1996 to fiscal year 1997 and from fiscal 1995 to fiscal 1996 was the result of increased average loan balances and higher interest rates as the Company utilized its line of credit to fund increased operating activities.

INCOME TAXES

The effective tax rates were 40%, 41% and 37% for fiscal years 1997, 1996, and 1995, respectively. The effective tax (credit), rate for fiscal year 1996 was higher than normal due to a reversal of an overaccrual of prior years taxes.

NET INCOME (LOSS)

Net income was $1.5 million for fiscal year 1997 compared to a net loss of $215,000 for fiscal year 1996. The increase in net income was the result of increased net sales and improved gross profit as a percentage of net sales.

Net loss was $215,000 for fiscal year 1996 compared to net income of $1.0 million for fiscal year 1995. The net loss was primarily the result of lower gross profit margins as a percentage of net sales, including a $900,000 loss on a previously mentioned project, higher operating expenses, and an increase in interest expense. Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $10.9 million at May 3, 1997 compared to $9.5 million at April 27, 1996. The increase was the result of an increase in net income and the sale of long-term receivables, which was offset by the purchase of property and equipment and advertising rights.

Cash provided by operations for fiscal 1997 was $4.9 million. Net income of $1.5 million plus depreciation and amortization of $2.1 million, a decrease in inventories of $1.8 million, and an increase of $.9 million income taxes payable were offset by an increase in receivables of $1.7 million. The increase in receivables was attributable to the increase in net sales. The decrease in inventories was the result of the sale of inventory relating to the Atlanta Olympics project and a decrease in raw materials.

Cash used for investing activities for fiscal 1997 was $1.0 million which consisted of equipment acquisitions and plant expansion which was offset by the sale of real estate held for sale.

Cash used in financing activities was $4.0 million which consisted primarily of net payments under the Company's line of credit and principal payments on long-term debt.

The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to 12 months depending on the amount of custom work and the customer's delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal 1997, 1996, and 1995 were $2.2 million, $1.9 million, and $1.6 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit during the period June 1 through December 31 of each year. And $10.0 million during the period January 1 through May 31 of each year, which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.50% at May 3, 1997) and is due on September 30, 1998. As of May 3, 1997, $2.7 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $19.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At May 3, 1997, the Company had $1.4 million of bonded work outstanding against this line.

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

Item 8. Financial Statements and Supplementary Data.



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiary as of May 3, 1997 and April 27, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiary as of May 3, 1997 and April 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 3, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1997.


                                              McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
June 16, 1997

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
 MAY 3, 1997 AND APRIL 27, 1996
 (DOLLARS IN THOUSANDS)

ASSETS                                                                            1997                  1996
------------------------------------------------------------------------------------------------------------
Current Assets
    Cash and cash equivalents                                           $          118        $          218
    Accounts receivable (Note 4)                                                11,889                 8,630
    Current maturities of long-term receivables (Note 4)                         1,072                 1,372
    Inventories (Note 2)                                                         8,025                 9,800
    Costs and estimated earnings in excess of billings (Note 3)                  1,251                 2,684
    Real estate held for sale                                                       -                  1,126
    Prepaid expenses and other                                                     129                   309
    Deferred income taxes (Note 10)                                              1,185                   703
                                                                        ------------------------------------
                TOTAL CURRENT ASSETS                                            23,669                24,842
Property and equipment, net (Note 2)                                             7,447                 6,493
Advertising rights (Note 5)                                                      1,766                 2,030
Long-term receivables (Note 4)                                                   3,038                 2,714
Intangible assets                                                                1,216                 1,688
                                                                        ------------------------------------
                                                                        $       37,136        $       37,767
                                                                        ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Note payable, bank (Note 5)                                         $        2,675        $        5,690
    Current maturities of long-term debt (Note 5)                                  713                 1,382
    Accounts payable                                                             4,089                 4,330
    Accrued expenses (Note 2)                                                    2,892                 2,295
    Billings in excess of costs and estimated earnings (Note 3)                  1,075                 1,001
    Accrued loss on uncompleted contracts                                          399                   640
    Income taxes payable                                                           903                    -
                                                                        ------------------------------------
                TOTAL CURRENT LIABILITIES                                       12,746                15,338
                                                                        ------------------------------------

Long-Term Debt, less current maturities (Note 5)                                 1,706                 1,544
                                                                        ------------------------------------

Deferred Income                                                                    481                   539
                                                                        ------------------------------------

Deferred Income Taxes (Note 10)                                                    453                   485
                                                                        ------------------------------------

Contingencies (Notes 4 and 11)

Shareholders' Equity (Notes 6 and 7)
     Common stock, no par value; authorized 15,000,000 shares,
           issued 1997 4,311,340 shares, 1996 4,195,810 shares                  11,680                11,299
     Retained earnings                                                          10,079                 8,571
     Less cost of treasury stock 4,920 shares 1997 and 1996                         (9)                   (9)
                                                                        ------------------------------------
                                                                                21,750                19,861
                                                                        ------------------------------------
                                                                        $       37,136        $       37,767
                                                                        ====================================

See Notes to Consolidated Financial Statements.


DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATIONS                                                     1997              1996              1995
------------------------------------------------------------------------------------------------------------
Net sales                                                 $     62,640      $     52,507       $      41,947
Cost of goods sold                                              46,768            41,297              30,735
                                                           -------------------------------------------------
              GROSS PROFIT                                      15,872            11,210              11,212
                                                           -------------------------------------------------

Operating expenses:
     Selling                                                     8,108             7,462               6,399
     General and administrative                                  3,055             2,210               2,006
     Product design and development                              2,208             1,857               1,597
                                                           -------------------------------------------------
                                                                13,371            11,529              10,002
                                                           -------------------------------------------------
              OPERATING INCOME (LOSS)                            2,501             (319)               1,210

Nonoperating income (expense):
     Interest income                                               534               376                 371
     Interest expense                                             (748)             (631)               (175)
     Other income, net                                             206               209                 121
                                                           -------------------------------------------------
              INCOME (LOSS) BEFORE INCOME TAXES                  2,493              (365)              1,527
Income tax expense (credits) (Note 10)                             985              (150)                560
                                                           -------------------------------------------------
              NET INCOME (LOSS)                           $      1,508      $      (215)      $          967
                                                          ==================================================

Earnings (loss) per share                                 $       0.35      $     (0.05)      $         0.23
                                                          ==================================================


                                                       Common            Retained      Treasury
 SHAREHOLDERS' EQUITY                                  Stock             Earnings        Stock            Total
------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1994                           $       11,299      $      7,819    $       (9)     $     19,109
     Net income                                               -                967             -               967
                                                   ---------------------------------------------------------------
Balance, April 29, 1995                                   11,299             8,786            (9)           20,076
     Net (loss)                                               -               (215)            -              (215)
Balance, April 27, 1996                                   11,299             8,571            (9)           19,861
                                                   ---------------------------------------------------------------
     Exercise of stock options (Note 7)                      381                -              -               381
     Net income                                               -              1,508             -             1,508
                                                   ---------------------------------------------------------------
Balance, May 3, 1997                              $       11,680      $     10,079    $       (9)     $     21,750
                                                  ================================================================

See Notes to Consolidated Financial Statements.


DAKTRONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS)

                                                                       1997              1996           1995
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                           $      1,508      $       (215)   $       967
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation                                                    1,255             1,094            982
      Amortization                                                      823               736            589
      Provision for impairment loss on advertising rights               600                -              -
      Provision for loss on uncompleted contracts                       225               900             -
      Provision for doubtful accounts                                   130               274             56
      Deferred income taxes (credits)                                  (514)             (248)            46
      Other                                                             (10)               -              -
      Change in operating assets and liabilities (Note 12)              924            (5,633)        (4,262)
                                                                --------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                                 4,941            (3,092)        (1,622)
                                                                --------------------------------------------

Cash Flows From Investing Activities
    Proceeds from sale of real estate held for sale                   1,126                -              -
    Purchase of property and equipment                               (2,208)           (1,394)        (1,711)
    Purchase of other assets                                             -               (763)          (181)
    Other                                                                39                13             (9)
                                                                --------------------------------------------
              NET CASH (USED IN) INVESTING ACTIVITIES                (1,043)           (2,144)        (1,901)
                                                                --------------------------------------------

Cash Flows From Financing Activities
    Proceeds from exercise of stock options                             381               -              -
    Principal payments on long-term debt                             (1,364)             (516)          (420)
    Net borrowings (payments) on note payable                        (3,015)            5,690             -
    Payment on accounts payable for purchase
       of other assets                                                   -               (100)            -
                                                                -------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
                      ACTIVITIES                                     (3,998)            5,074           (420)
                                                                --------------------------------------------
              (DECREASE) IN CASH AND CASH EQUIVALENTS                  (100)             (162)        (3,943)

Cash and Cash Equivalents
    Beginning                                                           218               380          4,323
                                                                --------------------------------------------
    Ending                                                     $        118      $        218    $       380
                                                               =============================================

Supplemental Cash Flow Disclosures
    Interest paid                                              $        725      $        626    $       213
    Net income tax payments                                             532               300            520

See Notes to Consolidated Financial Statements.


DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Daktronics, Inc. and its subsidiary design, manufacture, and sell a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world.

Fiscal year: The Company operates on a 52 - 53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The year ended May 3, 1997 included 53 weeks while the years ended April 27, 1996 and April 29, 1995 each included 52 weeks.

A summary of the Company's significant accounting policies is as follows:

Principles of consolidation: The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiary, Star Circuits, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts and estimated legal costs for litigation.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all money market mutual funds to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue and cost recognition on long-term contracts: Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses (which were $225 in 1997, $900 in 1996, and $0 in 1995) on uncompleted contracts are made in the period in which such losses are estimable.

Long-lived assets and accounting change: In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement prescribes that an impairment loss is recognized when facts and circumstances indicate the carrying amount of the asset is more than the estimate of future undiscounted cash flows. Impairment is recorded based on an estimate of future discounted cash flows. There was no cumulative effect on the financial statements as a result of the adoption of SFAS No. 121.

Advertising rights: The Company occasionally installs scoreboards and message display centers at colleges, universities and other facilities in exchange for the rights to future advertising revenues from the scoreboard or message display center for a specific number of years (generally seven to ten years). The advertising space is sold by the Company for terms ranging from one year to the complete term of the advertising rights. The Company recognizes revenue at the time the advertising is sold for the amount of the present value of the future advertising revenue on the portion of the scoreboard or message display center advertising (individual advertising panel) which is sold for the entire term. The cost assigned to the portion sold is based upon the relative value of the portion of the scoreboard or message display center sold.

Advertising rights on the portion of the advertising which have not been sold to term are stated at cost which represent the inventory cost of the underlying scoreboard including materials, labor and overhead. Such costs are amortized on a straight-line method over the term of the advertising rights. Accumulated amortization on advertising rights was $1,543 and $1,656 as of May 3, 1997 and April 27, 1996, respectively. On the portion of the advertising

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

rights which are not sold to term, revenue is recognized when it becomes receivable under the provisions of the advertising contract. Advance collections of advertising revenues are recorded as deferred income. Sales include advertising revenue related to advertising rights of $360, $1,482 and $527 for the years ended May 3, 1997, April 27, 1996 and April 29, 1995, respectively.

During the fourth quarter of 1997, the Company committed to a plan to dispose of certain advertising rights with a carrying amount of $1,514. The advertising rights have an estimated sales value of $914. Accordingly, the Company recorded an impairment loss of $600 in 1997 on this long-lived asset, which is included in cost of sales.

Property and equipment: Property and equipment is stated at cost. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:


                                                     Years
                                                     -----
Buildings                                            7 - 40
Machinery and equipment                              5 - 7
Office furniture and equipment                       3 - 7
Transportation equipment                             5 - 7

Real estate held for sale: Real estate held for sale is recorded at the lower of cost or market. Real estate taxes, insurance and other holding costs, are expensed as incurred.

Intangible assets: Intangible assets consist of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms, one to five years. Goodwill is amortized on the straight-line method over 5 years. Accumulated amortization on intangible assets was $1,414 and $994 as of May 3, 1997 and April 27, 1996, respectively.

Product warranty: Current operations are charged for the estimated cost of future claims under the terms of the various customer warranty programs provided by the Company. Customers have the option of purchasing long-term warranty contracts. The amounts received for long-term warranties are included in deferred income and are amortized over the lives of the warranties.

Product design and development: All expenditures related to product design and development are charged to operations as incurred.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation: The Company follows the method of accounting for employee stock compensation plans prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) (Note
7).

Earnings per share: Earnings (loss) per share are computed based upon the weighted average common shares and common equivalent shares outstanding during each year, including shares issuable upon exercise of all dilutive

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

options and warrants outstanding. The weighted average number of common and common equivalent shares are 4,266,000, 4,191,000 and 4,228,000 for fiscal years 1997, 1996 and 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes standard for computing earnings per share. The new standard requires the presentation of basic and diluted earnings per share and will be adopted by the Company in January 1998.

NOTE 2. SELECTED FINANCIAL STATEMENT DATA

                                             1997          1996
                                       ----------------------------
Inventories:
     Raw materials                     $    4,638      $      5,718
     Work-in-process                        1,168             2,606
     Finished goods                         2,219             1,476
                                       ----------------------------
                                       $    8,025      $      9,800
                                       ============================

Property and equipment:
     Land                              $       492     $        455
     Buildings                               4,283            3,902
     Machinery and equipment                 9,975            8,398
     Office furniture and
         equipment                             242              233
     Transportation equipment                  546              423
                                       ----------------------------
                                            15,538           13,411
     Less accumulated
         depreciation                        8,091            6,918
                                       ----------------------------
                                       $     7,447     $      6,493
                                       ============================

Accrued expenses:
     Compensation                      $     1,115     $        779
     Product warranty                          844              743
     Taxes, other than
         income taxes                          506              352
     Other                                     427              421
                                       ----------------------------
                                       $     2,892     $      2,295
                                       ============================

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:


                                        1997              1996
                                    ------------------------------
Costs incurred                      $     4,922       $      7,135
Estimated earnings                          712              2,414
                                    ------------------------------
                                          5,634              9,549
Less billings to date                     5,458              7,866
                                    ------------------------------
                                    $       176       $      1,683
                                    ==============================

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:


                                        1997              1996
                                    ------------------------------
Costs and estimated
   earnings in excess
   of billings                      $     1,251       $      2,684
Billings in excess of
   costs and estimated
   earnings                               1,075              1,001
                                    ------------------------------
                                    $       176       $      1,683
                                    ==============================


NOTE 4. RECEIVABLES

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain scoreboards and message display centers, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit. During the fiscal years ended 1997, 1996 and 1995, foreign sales were approximately $9,356, $8,121 and $4,839, respectively. Foreign sales by individual geographical area vary from year to year.

Accounts receivable include unbilled receivables of $941 and $628 as of May 3, 1997 and April 27, 1996, respectively. Unbilled receivables are generally invoiced within thirty days. Accounts receivable are reported net of an allowance for doubtful accounts of $194 and $129 at May 3, 1997 and April 27, 1996, respectively.

In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the scoreboard or message display, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the scoreboard, message display or advertising rights until the contract is paid. Long-term contract and lease receivables, including accrued interest before current maturities, were $4,110 and $4,086 as of May 3, 1997 and April 27, 1996, respectively. Contract and lease receivables bear interest at rates of 9.0% to 24.5% and are due in varying annual installments through August of 2005.

During the year ended May 3, 1997, the Company sold contracts receivable with recourse in the amount of $1,156, resulting in a gain of $38.

At May 3, 1997 and April 27, 1996, the Company was contingently liable for contracts sold with recourse of $1,238 and $624, respectively.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5. FINANCING AGREEMENTS

Long-term debt:

                                                                            1997             1996
                                                                        -----------------------------
9.7% - 12.5% Contracts payable, primarily related to
   advertising rights, due in annual installments,
   including interest, from August 1997 to October 2005                 $      1,487     $        966
8.05% and 10% Notes payable to a university, due in annual
   installments, including interest, through January 1998 and
   January 1999, collateralized by advertising rights                            458              595
9.7% - 12.3% Unsecured contracts payable, due in monthly
   installments, including interest, from January 1998 to June 2000              299              448
Other notes payable, bank and installment obligations
   secured by equipment                                                          175               33
Note payable to a bank                                                            -               884
                                                                        -----------------------------
                                                                               2,419            2,926
Less current maturities                                                          713            1,382
                                                                        -----------------------------
                                                                        $      1,706     $      1,544
                                                                        =============================


Maturities of long-term debt are as follows at May 3, 1997: 1998 $713; 1999 $537; 2000 $462; 2001 $263; 2002 $87 and thereafter $357.

Credit agreement: The Company has a credit agreement with a bank. The credit agreement provides for a $15,000 line of credit during the period June 1 through December 31 of each year and $10,000 during the period January 1 through May 31 of each year, which includes up to $2,000 for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.5% at May 3, 1997) and is due on September 30, 1998. As of May 3, 1997, $2,675 had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $19,500, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

NOTE 6. SHAREHOLDERS' EQUITY

Common stock: The Company has 15,000,000 shares of no par value stock. The authorized shares include 10,000,000 shares of common stock and 5,000,000 shares of "undesignated stock". The Company's board of directors has the power to issue any or all of the shares of undesignated stock including the authority to establish the rights and preferences of the undesignated stock, without shareholder approval.

Common stock warrant: The Company, in connection with its public offering, issued the underwriter a five year warrant to purchase up to 113,312 shares of the Company's common stock. The warrant is exercisable at $9.15 per share and expires in February 1999.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. STOCK-BASED COMPENSATION

At May 3, 1997, the Company has stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                                 1997               1996
                                            ---------------------------------
Net income (loss):
     As reported                           $         1,508     $        (215)
     Pro forma                                       1,469              (235)

Earnings (loss) per share:
     As reported                                      0.35             (0.05)
     Pro forma                                        0.34             (0.06)

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after April 29, 1995.

Fixed stock option plans: The Company has reserved 360,000 shares of its common stock for issuance under two fixed stock option plans under which it may grant options to purchase common stock, with a maximum term of 10 years, at the market price or 110% of market price on the date of grant. Options for up to 300,000 shares may be granted to employees under the 1993 Stock Option Plan (1993 Option
Plan) and options for up to 60,000 shares may be granted to outside directors under the 1993 Outside Directors Stock Option Plan (Outside Directors Plan). Options in the 1993 Option Plan vest at 20% per year and options in the Outside Directors Plan vest at 1,000 options annually.

The Company has 12,830 options outstanding for the purchase of shares to three officers/shareholders/directors who personally guaranteed performance bonds in a prior year. All the options are currently exercisable and expire in 1998.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: no dividend rate for all years; price volatility of 25% for all years, risk-free interest rates of 6.2% and 6.3% for the 1993 Option Plan and 6.9% and 6.4% for the Outside Directors Plan; and expected lives of five to seven years for the 1993 Option Plan and seven years for the Outside Directors Plan.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the plans at May 3, 1997, April 27, 1996 and April 29, 1995 and changes during the years ended on those dates is as follows:


                                   1997                          1996                        1995
                         -------------------------------------------------------------------------------------
                                        Weighted                      Weighted                    Weighted
                                        Average                       Average                     Average
Fixed Options             Shares     Exercise Price       Shares    Exercise Price     Shares   Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year       357,010    $       5.62         290,610    $        5.55     226,610  $       5.23
Granted                    47,000            4.31          67,700             5.96      64,000          6.71
Forfeited                 (14,200)           6.46          (1,300)            7.08          -             -
Exercised                (115,530)           3.30              -                -           -             -
                          -------                         -------                      -------
Outstanding at end
  of year                 274,280            6.34         357,010             5.62     290,610          5.55
                          =======                         =======                      =======


Options for 112,240, 186,090 and 146,610 shares were exercisable at May 3, 1997, April 27, 1996 and April 29, 1995, respectively. The weighted average fair value of options granted were $1.83 and $2.48 for the years ended May 3, 1997 and April 27, 1996, respectively.

A further summary about fixed options outstanding at May 3, 1997 is as follows:

                                                                                     Options
                                                 Options Outstanding               Exercisable
                               ------------------------------------------------------------------
                                            Weighted
                                             Average      Weighted                   Weighted
                                            Remaining     Average                    Average
                                Number     Contractual    Exercise      Number       Exercise
Range of Exercise Prices     Outstanding      Life          Price     Exercisable     Price
-------------------------------------------------------------------------------------------------
$3.30 to $4.88                  57,630         7.6       $   4.09        12,830     $    3.30
$5.88 to $6.56                 110,950         7.8           6.22        32,390          6.31
$7.22 to $8.39                 105,700         6.2           7.68        67,020          7.69
                               -------                                  -------
$3.30 to $8.39                 274,280         7.1           6.34       112,240          7.82
                               =======                                  =======


NOTE 8. RELATED PARTY TRANSACTIONS

The Company used a construction company, whose principal shareholder is a director of the Company, to build additions to the Company's manufacturing plant. Payments to the construction company for fiscal years 1997, 1996 and 1995 were $316, $224 and $44, respectively. The Company is using this construction company to build an addition of approximately $650 to the Company's manufacturing plant in fiscal year 1998. In management's opinion, the terms of these transactions were no more or less favorable than the prevailing market price for similar services.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. Employees are eligible to participate in the plan upon completion of one year of service if they have attained the age of 21 and have worked at least 1,000 hours during such plan year. Contributions to the plan, which are made at the discretion of the Board of Directors, were $0, $0 and $128 for the fiscal years ended 1997, 1996 and 1995, respectively, and are recognized as compensation expense. Compensation expense is measured as the fair value of the shares contributed to the plan or cash contributed to the plan. No dividends were paid on plan shares in 1997, 1996 or 1995 and all outstanding plan shares are included as common and common equivalent shares for purposes of earnings per share computations.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 25% of the employee's qualifying contribution up to 6% of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $110, $107 and $93 to the plan for the fiscal years ended 1997, 1996 and 1995, respectively.

NOTE 10. INCOME TAXES

Income tax expense (credits) consists of the following:


                      1997         1996         1995
                   -----------------------------------
Current:
    Federal        $  1,448     $      78     $    478
    State                51            20           36
Deferred               (514)         (248)          46
                   -----------------------------------
                   $    985     $    (150)    $    560
                   ===================================



The components of the net deferred tax asset as of 1997 and 1996 are as follows:


                                           1997            1996
                                         ------------------------
Deferred tax assets:
   Product warranty accruals             $    352        $    302
   Impairment loss on
      advertising rights                      216              -
   Legal fees accrual                         180              -
   Vacation accruals                          147             119
   Uncompleted contracts                      144             230
   Inventories                                105              43
   Allowance for
      doubtful accounts                        70              47
   Other accruals                              42              36
   Deferred income,
      advertising rights                        4              25
   Other, net                                 130              72
                                          -----------------------
                                            1,390             874
Less valuation allowance                       -               -
                                          -----------------------
                                            1,390             874
                                          -----------------------
Deferred tax liabilities:
    Depreciation                              652             592
    Advertising rights                          6              64
                                          -----------------------
                                              658             656
                                          -----------------------
                                         $    732        $    218
                                         ========================

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10. INCOME TAXES (CONTINUED)

Reflected on the accompanying consolidated balance sheets as follows:


                                         1997            1996
                                      ------------------------
Current assets                        $   1,185        $   703
Noncurrent liabilities                      453            485
                                      ------------------------
                                      $     732        $   218
                                      ========================

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:


                                              1997         1996        1995
                                            --------------------------------
Computed income tax expense
     (credits) at federal statutory rate    $   873      $  (128)    $   534
State taxes, net of federal benefit              34           13          23
Meals and entertainment                          67           59          48
Reversal of overaccrual of
     prior years' taxes                          -          (103)         -
Other, net                                       11            9         (45)
                                            --------------------------------
                                            $   985      $  (150)    $   560
                                            ================================


NOTE 11. LITIGATION

On May 4, 1995, the Company was served with a complaint alleging that the Company infringed on the plaintiff's patent rights. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to defend the litigation vigorously. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

Another party has asserted the Company has infringed one certain patent. The Company commenced an action seeking a declaratory judgment that the patent is invalid and not infringed by the Company. Based on the opinion of the Company's patent counsel, management of the Company believes there has been no infringement. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. It is the opinion of management of the Company that the claims are unfounded and the Company is aggressively defending the lawsuit. Discovery is currently in process and the Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or an estimate of the range or amount of possible loss, if any.

The Company has recorded estimated legal costs to be incurred in connection with the litigation described above.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12. CASH FLOW INFORMATION

Noncash investing and financing activities consist of purchase of advertising rights through issuance of long-term debt of $675 and $640 in 1997 and 1996, respectively, purchase of advertising rights through incurrence of accounts payable of $160 in 1997, purchase of other assets through issuance of long-term debt and reduction of accounts receivable of $278 and $128, respectively, in 1996, acquisition of real estate held for sale through assumption of long-term debt of $1,065 in 1996; purchase of other assets through incurrence of accounts payable of $100 in 1995; property and equipment transferred to inventory of $10 and $55 in 1997 and 1995, respectively; sale of property and equipment of $193 included in long-term receivables in 1997; purchase of property and equipment through issuance of long-term debt of $182 in 1997; and purchase of inventory, property and equipment and noncompete agreement through issuance of long-term debt of $24 in 1995.

Changes in operating assets and liabilities consist of the following:

                                                  1997       1996        1995
                                              ----------------------------------

(Increase) decrease:
    Trade receivables                         $ (3,389)   $    (186)   $ (2,913)
    Installment receivables                        169       (1,324)       (259)
    Inventories                                  1,785       (3,564)       (864)
    Costs and estimated earnings in excess
        of billings                              1,433       (1,493)       (432)
    Advertising rights                              97         (805)         92
    Prepaids and other                             180          (40)        (12)
Increase (decrease):
    Accounts payable and accrued expenses          196        2,234        (503)
    Billings in excess of costs and
        estimated earnings                          74           45         872
    Accrued loss on uncompleted contracts         (466)        (260)          -
    Deferred income                                (58)         (89)       (237)
    Income taxes payable                           903         (151)         (6)
                                              ---------------------------------
                                              $    924    $  (5,633)   $ (4,262)
                                              ==================================

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company's off-balance-sheet instruments (contingent liability for contracts sold with recourse) are not significant. The note payable, bank is a variable rate note that reprices frequently. The fair value on this note approximates its carrying value. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data.

1997                              1st Quarter    2nd Quarter    3rd Quarter     4th Quarter*
----------------------------------------------------------------------------------------------
Net sales                          $  17,022      $  16,257      $  11,516       $  17,845
Gross profit                           4,408          4,073          2,992           4,399
Net income (loss)                        640            443            (78)            503
Earnings (loss) per share               0.15           0.11          (0.02)           0.12


1996                              1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
----------------------------------------------------------------------------------------------
Net sales                          $  12,446      $  14,532      $  12,552       $  12,977
Gross profit, after provision
    for loss on uncompleted
    contract of $900 in the
    3rd quarter                        2,736          3,351          1,814           3,309
Net income (loss)                         43            384           (697)             55
Earnings (loss) per share               0.01           0.09          (0.16)           0.01

* Includes provision for impairment loss on advertising rights of $600 and accrual of estimated legal costs for litigation of $400 in the 4th quarter.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.


                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information regarding the directors of the Company is incorporated by reference from pages 3 to 5 of the Company's Proxy Statement dated July 25, 1997.

The information concerning executive officers is included in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation.

This information is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement dated July 25, 1997. The "Performance Graph" and the "Report of the Compensation Committee" on pages 10 to 12 are specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from pages 14 to 15 of the Company's Proxy Statement dated July 25, 1997.

Item 13. Certain Relationships and Related Transactions.

During fiscal 1997 the Company retained Waltz Construction, Inc., a commercial construction company based in Brookings, South Dakota to build a 12,000 square foot addition to the Company's manufacturing plant. The Company paid Waltz Construction, Inc. $316,000 during fiscal year 1997 in connection with this construction. In addition, the Company has contracted with Waltz Construction, Inc. to build a 17,000 square foot addition connecting the office facility and manufacturing plant. The estimated cost of this addition which is scheduled for completion in the fall of 1997 is $650,000. Wayne W. Waltz, a Director of the Company, is a minority shareholder of Waltz Construction, Inc. The Company's management believes that the terms of the construction contract were no less favorable to the Company than the prevailing market price for similar services.


                                    PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

    2.   Financial Statement Schedules.
         Schedule II - Valuation and Qualifying Accounts.

    3.   Exhibits

         3.1      Reserved
         3.2      Amended and Restated Articles of Incorporation of the Company.
                  (1)
         3.3      Reserved
         3.4      Amended and Restated Bylaws of the Company. (1)
         4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
         10.1     Daktronics, Inc. 1993 Stock Option Plan. (1)
         10.2     Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (1)
         10.3     Daktronics, Inc. Employee Stock Ownership Plan and Trust. (4)

         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
         10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6     Reserved
         10.7     Reserved
         10.8 Credit Agreement dated April 30, 1997 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(6)
         10.9     Reserved
         10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11    Reserved
         10.12    Reserved
         11.1     Statement re Computation Earnings Per Share(6)
         21.1     Subsidiaries of the Company.(1)
         23.1     Consent of McGladrey & Pullen, LLP.(6)
         27.1     Financial Data Schedule
         99.1 News Release dated June 19, 1997 regarding the Company's financial results for the 4th quarter and year ended May 3, 1997.(6)

                  (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

                  (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

                  (3) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on April 30, 1994 as Commission File No. 0-23246.

                  (4) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 29, 1995 as Commission File No. 0-23246.

                  (5) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on April 27, 1996 as Commission File No. 0-23246.

                  (6)      Filed herewith

(b)  1.   Reports on Form 8-K.
          None


All Sport(R), OmniSport(R), Dakstats(R), Venus(R), Glow Cube(R), Starburst(R), SunSpot(R), DataTime(R), and MagneView(TM) are registered trademarks of Daktronics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 1997.

                                     DAKTRONICS, INC.

                                     By:  /s/ Aelred J. Kurtenbach
                                          Aelred J. Kurtenbach, President
                                          (principal executive officer)

                                     By:  /s/ Paul J. Weinand
                                          Paul J. Weinand, Treasurer and Chief
                                          Financial Officer (principal financial
                                          and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                      DATE
         ---------                     -----                      ----

By /s/ Roland J. Jensen               Director                July 22, 1997
       Roland J. Jensen

By /s/ Aelred J. Kurtenbach           Director                July 22, 1997


By /s/ Frank J. Kurtenbach            Director                July 22, 1997
       Frank J. Kurtenbach

By /s/ James B. Morgan                Director                July 22, 1997
       James B. Morgan

By /s/ John L. Mulligan               Director                July 22, 1997
       John L. Mulligan

By /s/ Charles S. Roberts             Director                July 22, 1997
       Charles S. Roberts

By /s/ Duane E. Sander                Director                July 22, 1997
       Duane E. Sander

By /s/ Edwin M. Theisen               Director                July 22, 1997
       Edwin M. Theisen

By /s/ Wayne W. Waltz                 Director                July 22, 1997
       Wayne W. Waltz

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
Daktronics, Inc.
Brookings, South Dakota

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                 McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
June 16, 1997

DAKTRONICS, INC. AND SUBSIDIARIES                                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS)

                                          ADDITIONS/
                            BALANCE AT    PROVISIONS
        ALLOWANCE FOR       BEGINNING    (CHARGED TO   DEDUCTIONS    BALANCE AT
      DOUBTFUL ACCOUNTS     OF YEAR         EXPENSE)      (1)        END OF YEAR
--------------------------------------------------------------------------------

1997                       $     129      $    130      $    (65)    $     194
1996                             113           274          (258)          129
1995                             128            56           (71)          113

(1)  Write off of uncollectible accounts

                                INDEX OF EXHIBITS

3.1      Reserved
3.2      Amended and Restated Articles of Incorporation of the Company. (1)
3.3      Reserved
3.4      Amended and Restated Bylaws of the Company. (1)
4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
10.1     Daktronics, Inc. 1993 Stock Option Plan. (1)
10.2     Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (1)
10.3     Daktronics, Inc. Employee Stock Ownership Plan and Trust. (4)
10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
10.5 Form of Indemnification Agreement between the Company and each of its officers and directors. (1)
10.6     Reserved
10.7     Reserved
10.8 Credit Agreement dated April 30, 1997 between Norwest Bank Minnesota and Daktronics, Inc. (6)
10.9     Reserved
10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company. (1)
10.11    Reserved
10.12    Reserved
11.1     Statement re Computation of Earnings Per Share.(6)
21.1     Subsidiaries of the Company.(1)
23.1     Consent of McGladrey & Pullen, LLP.(6)
99.1 News Release dated June 19, 1997 regarding the Company's financial results for the 4th quarter and year ended May 3, 1997. (6)

         (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

         (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

         (3) Incorporated by reference under same exhibit to the exhibits filed with Form 10K on April 30, 1994 as Commission File No. 0-23246.

         (4) Incorporated by reference under same exhibit number to the exhibits filed with ..form 10K on April 29, 1995 as Commission File No. 0-23246.

         (5) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 27, 1996 as Commission File No. 0-23246

         (6)      Filed herewith.