Form 10-Q
period 1997-08-02
DAKTRONICS INC /SD/
filed 1997-09-16
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1997

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


                      ------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at August 31, 1997
-------------------------------------        ----------------------------------
    Common Stock, No par value                           4,306,420

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                      Page(s)

         Consolidated Balance Sheets -
         August 2, 1997 and May 3, 1997 ......................        3 - 4

         Consolidated Statements of Operations -
         Three months months ended
         August 2, 1997 and August 3, 1996 ...................          5

         Consolidated Statements of Cash Flows -
         three months ended August 2, 1997 and
         August 3, 1996.......................................          6

         Notes to Consolidated Financial Statements...........          7

         Managements Discussion and Analysis of
         Financial Condition and Results of Operation.........       8 - 10


Part II. Other Information....................................         11

         Signatures...........................................         12

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               AUGUST 2,
                                                                 1997                MAY 3,
                  ASSETS                                      (UNAUDITED)             1997
                                                              -----------          ----------
CURRENT ASSETS
   Cash  and  cash equivalents ..........................      $      295          $      118
   Accounts receivable less allowance
      for doubtful accounts of  $206 at
      Aug. 2, 1997 and $194 at May 3, 1997...............          10,656              11,889
   Current maturities of long-term
      receivables........................................             906               1,072
   Inventories...........................................           7,943               8,025
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts..........................................           3,757               1,251
   Prepaid expenses and other............................              46                 129
   Deferred income tax benefit...........................           1,185               1,185
                                                              -----------          ----------
      Total current assets...............................     $    24,788          $   23,669
                                                              -----------          ----------

LONG-TERM RECEIVABLES
 AND OTHER ASSETS
   Advertising rights....................................     $     1,646          $    1,766
   Long-term receivables,
      less current maturities ...........................           3,068               3,038
   Intangible assets and other...........................           1,116               1,216
                                                              -----------          ----------
                                                              $     5,830          $    6,020
                                                              -----------          ----------
PROPERTY AND EQUIPMENT,
   at cost
      Land...............................................     $       492          $      492
      Buildings..........................................           4,298               4,283
      Machinery and equipment............................          10,267               9,975
      Office furniture and equipment.....................             245                 242
Transportation equipment.................................             591                 546
                                                              -----------          ----------
                                                              $    15,893          $   15,538
   Less accumulated depreciation.........................           8,435               8,091
                                                              -----------          ----------
                                                              $     7,458          $    7,447
                                                              -----------          ----------
                                                              $    38,076          $   37,136
                                                              ===========          ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                AUGUST 2,
                                                                  1997               MAY 3,
LIABILITIES AND SHAREHOLDERS' EQUITY                           (UNAUDITED)            1997
                                                               ----------          ----------
CURRENT LIABILITIES
   Notes payable, bank....................................     $    3,558          $    2,675
   Current maturities of
      long-term debt......................................            562                 713
   Accounts payable.......................................          4,930               4,089
   Accrued expenses.......................................          2,559               2,892
   Billings in excess of costs and
      estimated earnings on uncompleted contracts.........          1,273               1,075
   Accrued loss on uncompleted contracts..................            229                 399
   Income taxes payable...................................            276                 903
                                                               ----------          ----------
   Total current liabilities..............................     $   13,387          $   12,746
                                                               ----------          ----------

LONG-TERM DEBT,
   less current maturities................................     $    1,589          $    1,706

DEFERRED INCOME...........................................     $      628          $      481

DEFERRED INCOME TAXES.....................................     $      453          $      453

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized 15,000,000 shares
      Issued 4,311,340 shares.............................     $   11,680          $   11,680
   Retained earnings......................................         10,348              10,079
                                                               ----------          ----------
                                                               $   22,028          $   21,759
   Less:
      Cost of 4,920 treasury shares.......................             (9)                 (9)
                                                               ----------          ----------
                                                               $   22,019          $   21,750
                                                               ----------          ----------
                                                               $   38,076          $   37,136
                                                               ==========          ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)



                                                                    Three Months Ended
                                                               -----------------------------
                                                                AUGUST 2,         AUGUST 3,
                                                                  1997              1996
                                                                (13 WEEKS)        (14 WEEKS)
                                                               -----------        ----------
Net sales............................................          $    15,768        $   17,022
Cost of goods sold...................................               11,760            12,614
                                                               -----------        ----------
   Gross profit......................................          $     4,008        $    4,408
                                                               -----------        ----------
Operating expenses:
   Selling...........................................          $     2,207        $    2,056
   General and administrative........................                  719               649
   Product design and development....................                  628               571
                                                               -----------        ----------
                                                               $     3,554        $    3,276
                                                               -----------        ----------
      Operating income...............................          $       454        $    1,132
Nonoperating income (expense):
   Interest income...................................                   96                93
   Interest expense..................................                 (113)             (204)
   Other income......................................                    7                60
                                                               -----------        ----------
      Income before income taxes.....................          $       444        $    1,081
Income tax expense...................................                  175               441
                                                               -----------        ----------
      Net income.....................................          $       269        $      640
                                                               ===========        ==========

Earnings per share...................................          $       .06        $      .15
                                                               ===========        ==========
Weighted average number of
   common and common equivalent shares...............                4,313             4,228
                                                               ===========        ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                           THREE MONTHS ENDED
                                                                      ---------------------------
                                                                       AUGUST 2,        AUGUST 3,
                                                                         1997             1996
                                                                      (13 weeks)       (14 weeks)
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................            $      269       $      640
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation.........................................                   344              287
     Amortization.........................................                   220              195
     Provision for doubtful accounts......................                    12               33
     Change in operating assets and
      liabilities.........................................                  (928)          (3,116)
                                                                      ----------       ----------
       Net cash used in
        operating activities..............................            $      (83)      $   (1,961)
                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment.....................            $     (355)      $     (737)
   Proceeds from sale of real estate held for sale........                    --            1,126
   Other, net.............................................                    --               45
                                                                      ----------       ----------
      Net cash provided by (used by)
       investing activities...............................            $     (355)      $      434
                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable........................            $      883       $    2,615
   Principal payments on
    long-term debt........................................                  (268)          (1,051)
                                                                      ----------       ----------
      Net cash provided by
       financing activities...............................            $      615       $    1,564
                                                                      ----------       ----------
   Increase (Decrease) in cash............................            $      177       $       37
Cash:
   Beginning..............................................                   118              218
                                                                      ----------       ----------
   Ending  ...............................................           $       295       $      255
                                                                     ===========       ==========



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

   In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of August 2, 1997 and the results of its operations and cash flows for the three months ended August 2, 1997 and August 3, 1996. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B.  INVENTORIES

   Inventories consist of the following (in thousands):

                                                  August 2,         May 3,
                                                    1997             1997
                                                 ----------        ---------
      Raw materials.........................     $    4,488        $   4,638
      Work-in-process.......................          1,957            1,168
      Finished goods........................          1,498            2,219
                                                 ----------        ---------
                                                 $    7,943        $   8,025
                                                 ==========        =========

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

    During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. It is the opinion of the management of the Company that the claims are unfounded and the Company is aggressively defending the lawsuit. Discovery is currently in process and the Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or an estimate of the range or amount of possible loss, if any.

The Company has recorded estimated legal costs to be incurred in connection with litigation described above.

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

         The Company operates on a 52 - 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31. The fiscal year ending May 3, 1997, was a 53 week year.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                             Three Months Ended
                                       --------------------------------
                                        AUGUST 2,            AUGUST 3,
                                          1997                  1996
                                       (13 WEEKS)            (14 WEEKS)
                                       ----------            ----------

         Net sales.................        100.0%               100.0%
         Cost of goods sold........         74.6%                74.1%
                                         -------              -------
         Gross profit..............         25.4%                25.9%
         Operating expenses........         22.5%                19.2%
                                         -------              -------
         Operating income..........          2.9%                 6.7%
         Interest income...........          0.6%                 0.5%
         Interest expense..........         (0.7%)               (1.2%)
         Other income .............           --%                 0.3%
                                         -------              -------
         Income before income
                  taxes............          2.8%                 6.3%
         Income tax expense........          1.1%                 2.6%
                                         -------              -------
         Net income................          1.7%                 3.7%
                                         =======              =======

NET SALES

         Net sales were $15.8 million for the three months ended August 2, 1997 compared to $17.0 million for the three months ended August 3, 1996. The decrease in net sales was due primarily to decreases in net sales in the federation and major league niches of the sports markets. The decrease in the federation niche was due to the sales relating to the 1997 Summer Olympics in the first quarter of fiscal 1997. The decrease in the major league niche was the result of fewer stadium projects in that market. The Company also experienced lower than expected first quarter net sales due to delays associated with the introduction of the Company's new Prostar(TM) LED (ligHT emitting diode) stadium display with video replay capability.

GROSS PROFIT

         Gross profit decreased from $4.4 million for the three months ended August 3, 1996 to $4.0 million for the three months ended August 2, 1997. The decrease in gross profit was primarily the result of a decrease in net sales. Gross profit as a percentage of net sales for the two periods were comparable.

         Due in part to the impact of large orders and the amount of subcontracting work associated with the installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES

         Selling expenses increased 5% from $2.1 million for the three months ended August 3, 1996 to $2.2 million for the three months ended August 2, 1997. The increase was due primarily to increased selling activity.

         General and administrative expenses were $719,000 for the three months ended August 2, 1997 compared to $649,000 for the three months ended August 3, 1996. The increase was primarily attributable to increases in salary and personnel.

         Product design and development expenses increased from $571,000 for the three months ended August 3, 1996 to $628,000 for the three months ended August 2, 1997. The increase was due to a greater number of product development projects which included new products, primarily the Company's new LED video product, and upgrading and expanding existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income increased from $93,000 for the three months ended August 2, 1996 to $96,000 for the three months ended August 2, 1997. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE

         Interest expense decreased from $204,000 for the three months ended August 3, 1996 to $113,000 for the three months ended August 2, 1997. The decrease was the result of a decrease in average loan balances.

INCOME TAX EXPENSE

         Income tax expense as a percentage of income before income taxes was 41% for both the three months ended August 3, 1996 and August 2, 1997, respectively.

NET INCOME

         Net income decreased from $640,000 to $269,000 for the three months ended August 3, 1996 and August 2, 1997, respectively. The decrease was due primarily to the decrease in gross profit and net sales and an increase in operating expenses.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $11.4 million at August 2, 1997 and $10.9 million at May 3, 1997. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the three months ended August 2, 1997 was $83,000. Net income of $269,000 plus depreciation and amortization of $564,000 were offset by an increase in receivables including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $355,000 of purchases of property and equipment. Cash provided from financing activities included $883,000 net borrowings under the Company's line of credit and was offset by $268,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $628,000 for the three months ended August 2, 1997 and $571,000 for the three months ended August 3, 1996. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit during the period June 1 through December 31 of each year. And $10.0 million during the period January 1 through May 31 of each year, which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.50% at August 2, 1997) and is due on September 30, 1998. As of August 2, 1977, $3.6 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $19.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an Aggregate of $25.0 million in bonded work outstanding. At August 2, 1997, the Company had $2.1 million of bonded work outstanding against this line.

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

                           PART II - OTHER INFORMATION


Item 1 -   LITIGATION

     There have been no changes in the status of the various lawsuits that were disclosed in the Company's 1997 fiscal year annual report.

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


Date  September 12, 1997

                                        /s/ Paul J. Weinand, Treasurer
                                        Daktronics, Inc.
                                        (Paul J. Weinand, Treasurer)
                                        (Principal Financial Officer)