Form 10-Q
period 1997-11-01
DAKTRONICS INC /SD/
filed 1997-12-16
CIK 915779

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 1, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at November 28, 1997
    --------------------------              --------------------------------
    Common Stock, No par value                         4,306,420

--------------------------------------------------------------------------------

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)

               Consolidated Balance Sheets -
               November 1, 1997 and May 3, 1997 ......................... 3 - 4

               Consolidated Statements of Income -
               Three months and six months ended
               November 1, 1997 and November 2, 1996 . . ................   5

               Consolidated Statements of Cash Flows -
               Six months ended November 1, 1997 and
               November 2, 1996..........................................   6

               Notes to Consolidated Financial Statements................   7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operation..............8 - 11


Part II.  Other Information..............................................  12

               Signatures................................................  13

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    NOVEMBER 1,
                                                       1997     MAY 3,
                  ASSETS                           (UNAUDITED)  1997
                                                     -------   -------

CURRENT ASSETS
   Cash  and  cash equivalents ...................   $   179   $   118
   Accounts receivable less allowance
      for doubtful accounts of  $205 at
      Nov 1, 1997 and $194 at May 3, 1997 ........     9,781    11,889
   Current maturities of long-term
      receivables ................................       930     1,072
   Inventories ...................................     8,518     8,025
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts ..................................     5,044     1,251
   Prepaid expenses and other ....................       143       129
   Deferred income tax benefit ...................     1,185     1,185
                                                     -------   -------
      Total current assets .......................   $25,780   $23,669
                                                     -------   -------

LONG-TERM RECEIVABLES
 AND OTHER ASSETS
   Advertising rights ............................   $ 1,306   $ 1,766
   Long-term receivables,
      less current maturities ....................     3,477     3,038
   Intangible assets and other ...................     1,010     1,216
                                                     -------   -------
                                                     $ 5,793   $ 6,020
                                                     -------   -------
PROPERTY AND EQUIPMENT,
   at cost
   Land ..........................................   $   492   $   492
   Buildings .....................................     4,429     4,283
   Machinery and equipment .......................    10,548     9,975
   Office furniture and equipment ................       281       242
   Transportation equipment ......................       604       546
                                                     -------   -------
                                                     $16,354   $15,538
   Less accumulated depreciation .................     8,775     8,091
                                                     -------   -------
                                                     $ 7,579   $ 7,447
                                                     -------   -------
                                                     $39,152   $37,136
                                                     =======   =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        NOVEMBER 1,
                                                            1997      MAY 3,
LIABILITIES AND SHAREHOLDERS' EQUITY                    (UNAUDITED)    1997
                                                         --------    --------

CURRENT LIABILITIES
   Notes payable, bank ...............................   $  3,384    $  2,675
   Current maturities of
      long-term debt .................................        479         713
   Accounts payable ..................................      4,444       4,089
   Accrued expenses ..................................      3,865       2,892
   Billings in excess of costs and
      estimated earnings on uncompleted contracts ....      1,436       1,075
   Accrued loss on uncompleted contracts .............       --           399
   Income taxes payable ..............................        403         903
                                                         --------    --------
   Total current liabilities .........................   $ 14,011    $ 12,746
                                                         --------    --------

LONG-TERM DEBT,
   less current maturities ...........................   $  1,269    $  1,706

DEFERRED INCOME ......................................   $    571    $    481

DEFERRED INCOME TAXES ................................   $    453    $    453

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized 15,000,000 shares
      Issued 4,311,340 shares ........................   $ 11,680    $ 11,680
   Retained earnings .................................     11,177      10,079
                                                         --------    --------
                                                         $ 22,857    $ 21,759
   Less:
      Cost of 4,920 treasury shares ..................         (9)         (9)
                                                         --------    --------
                                                         $ 22,848    $ 21,750
                                                         --------    --------
                                                         $ 39,152    $ 37,136
                                                         ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                   (unaudited)


                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                            NOVEMBER 1, NOVEMBER 2, NOVEMBER 1, NOVEMBER 2,
                                               1997        1996        1997       1996
                                            (13 WEEKS)  (13 WEEKS)  (26 WEEKS)  (27 WEEKS)
                                             --------    --------    --------    --------
Net sales ................................   $ 16,936    $ 16,257    $ 32,704    $ 33,279
Cost of goods sold .......................     12,049      12,184      23,809      24,798
                                             --------    --------    --------    --------
      Gross profit .......................   $  4,887    $  4.073    $    895    $  8,481
                                             --------    --------    --------    --------
Operating expenses:
   Selling ...............................   $  2,293    $  2,031    $  4,500    $  4,087
   General and administrative ............        793         666       1,512       1,315
   Product design and development ........        532         560       1,160       1,131
                                             --------    --------    --------    --------
                                             $  3,618    $  3,257    $  7,172    $  6,533
                                             --------    --------    --------    --------
      Operating income ...................   $  1,269    $    816    $  1,723    $  1,948
Nonoperating income (expense):
   Interest income .......................        160          93         256         186
   Interest expense ......................        (99)       (233)       (212)       (437)
   Other income ..........................         44          50          51         110
                                             --------    --------    --------    --------
      Income before income taxes .........   $  1,374    $    726    $  1,818    $  1,807
Income tax expense .......................        545         283         720         724
                                             --------    --------    --------    --------
      Net income .........................   $    829    $    443    $  1,098    $  1,083
                                             ========    ========    ========    ========

Earnings per share .......................   $    .19    $    .11    $    .25    $    .26
                                             ========    ========    ========    ========
Weighted average number of
   common and common equivalent shares ...      4,365       4,210       4,338       4,219
                                             ========    ========    ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                         SIX  MONTHS ENDED
                                                      NOVEMBER 1, NOVEMBER 2,
                                                         1997       1996
                                                      (26 weeks)  (27 weeks)
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .......................................   $ 1,098    $ 1,083
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation ...................................       684        583
     Amortization ...................................       440        138
     Provision for doubtful accounts ................         9         66
     Change in operating assets and
      liabilities ...................................    (1,619)    (1,099)
                                                        -------    -------
       Net cash provided by
        operating activities ........................   $   612    $   771
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ...............   $  (816)   $(1,205)
   Proceeds from sale of real estate
      held for sale .................................      --        1,126
   Other, net .......................................       227         32
                                                        -------    -------
      Net cash (used in)
       investing activities .........................   $  (589)   $   (47)
                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable ..................   $   709    $   314
   Principal payments on
    long-term debt ..................................      (671)    (1,079)
                                                        -------    -------
    Net cash provided by (used in)
      financing activities ..........................   $    38    $  (765)
                                                        -------    -------
     Increase (decrease) in cash and cash equivalents   $    61    $   (41)
Cash and cash equivalents:
   Beginning ........................................       118        218
                                                        -------    -------


   Ending ...........................................   $   179    $   177
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

   In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of November 1, 1997 and the results of its operations for the three months and six months and cash flows for the six months ended November 1, 1997 and November 2, 1996. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B.  INVENTORIES
   Inventories consist of the following (in thousands):
                                            November 1,         May 3,
                                                1997             1997
                                            ----------       ----------
          Raw materials..................   $    4,332        $   4,638
          Work-in-process................        2,860            1,168
          Finished goods.................        1,326            2,219
                                            ----------       ----------
                                            $    8,518        $   8,025
                                            ==========        =========

NOTE C. LITIGATION
    On May 4, 1995, the Company was served with a complaint alleging that the Company infringed on the plaintiff's patent rights. On November 5, 1997, the case was dismissed, however the plaintiff still has the right to appeal the decision. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to continue to defend the litigation vigorously should the matter be appealed. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

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

    During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. On October 28, 1997 a jury awarded the plaintiff exactly what the Company had presented as owing the plaintiff for royalties and commissions which was previously accrued by the Company.

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

         The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31. The fiscal year ending May 3, 1997, was a 53-week year.

RESULTS OF OPERATIONS
         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                             NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1, NOVEMBER 2,
                                1997          1996          1997         1996
                             (13 WEEKS)    (13 WEEKS)    (26 WEEKS)   (27 WEEKS)
                               ------        ------        ------       ------

Net sales..................... 100.0%        100.0%        100.0%       100.0%
Cost of goods sold............  71.1%         75.0%         72.8%        74.5%
                               ------        ------        ------       ------
Gross profit..................  28.9%         25.0%         27.2%        25.5%
Operating expenses............  21.4%         20.0%         21.9%        19.6%
                               ------        ------        ------       ------
Operating income..............   7.5%          5.0%          5.3%         5.9%
Interest income...............   0.9%          0.6%          0.8%         0.6%
Interest expense..............  (0.6%)        (1.4%)        (0.6%)       (1.3%)
Other income..................   0.3%          0.3%          0.1%         0.3%
                               ------        ------        ------       ------
Income before income taxes....   8.1%          4.8%          5.6%         5.5%
Income tax expense............   3.2%          1.7%          2.2%         2.2%
                               ------        ------        ------       ------
Net income....................   4.9%          2.7%          3.4%         3.3%
                               ======        ======        ======       ======

NET SALES
   Net sales were $16.9 million and $32.7 million for the three and six months ended November 1, 1997, compared to $16.3 million and $33.3 million for the three and six months ended November 2, 1996. The small decrease in net sales for the six month period was the result of decreases in net sales in the Federation and major league niches of the sports markets which were partially offset by increased sales in most of the other niches in the sports markets. The decrease in the federation niche was due to sales relating to the 1996 Summer Olympics in the first six months of fiscal 1997. The decrease in the major league niche was the result of fewer stadium projects in that market.

   Based on current backlog and customer quotations, the Company believes that net sales for the last six months of fiscal year 1998 should exceed the last six months of fiscal year 1997.

GROSS PROFIT
   Gross profit increased 20% from $4.1 million for the three months ended November 2, 1996 to $4.9 million for the three months ended November 1, 1997. Gross profit as a percentage of net sales was 25.1% for the three months ended November 2, 1996 compared to 28.9% for the three months ended November 1, 1997. The increase was the result of higher gross profit margins in the sports and business markets. Primarily a result of the Company's standardization program.

   Gross profit increased 5% from $8.5 million for the six months ended November 2, 1996 to $8.9 million for the six months ended November 1, 1997. Gross profit as a percentage of net sales was 25.5% for the six months ended November 2, 1996, compared to 27.2 % for the six months ended November 1, 1997. The increase for the six month period was the result of the same conditions previously mentioned.

   Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES
   Selling expenses increased 13% from $2.0 million for the three months ended November 2, 1996, to $2.3 million for the three months ended November 1, 1997. Selling expenses increased 10% from $4.1 million for the six months ended November 2, 1996 to $4.5 million for the six months ended November 1, 1997. The increases were due primarily to the addition of sales staff and increased selling activity.

   General and administrative expenses increased from $666,000 and $1.3 million for the three and six months ended November 2, 1996 to $793,000 and $1.5 million for the three and six months ended November 1, 1997. The increases were due to increases in salary and personnel to support company growth.

   Product design and development was $560,000 and $1.1 million for the three and six months ended November 2, 1996 and $532,000 and $1.2 million for the three and six months ended November 1, 1997.

INTEREST INCOME
   The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $93,000 and $186,000 for the three and six months ended November 2, 1996 to $160,000 and $256,000 for the three and six months ended November 1, 1997. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE
   Interest expense decreased from $233,000 and $437,000 for the three and six month periods ended November 2, 1996 to $99,000 and $212,000 for the three and six months ended November 1, 1997. The decrease was due to a decrease in average loan balances.

INCOME TAX EXPENSE
   Income taxes as a percentage of income before income taxes were 40% for the six months ended November 2, 1996 and November 1, 1997 respectively.

NET INCOME
   Net income was $443,000 and $1.1 million for the three and six months ended November 2, 1996 to $829,000 and $1.1 million for the three and six months ended November 1, 1997. The increase was due to an increase in gross profit as a percentage of net sales.

   Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES
         Working capital was $11.8 million at November 1, 1997 and $10.9 million at May 3, 1997. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash provided by operations for the six months ended November 1, 1997 was $612,000. Net income of $1.1 million plus depreciation and amortization of $1.1 million were offset by increases in receivables including costs and estimated earnings in excess of billings on uncompleted contracts and inventories. Cash used by investing activities consisted primarily of $816,000 of purchases of property and equipment. Cash provided from financing activities included $709,000 net borrowings under the Company's line of credit and was offset by $671,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.2 million for the six months ended November 1, 1997 and $1.1 million for the six months ended November 2, 1996. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit during the period June 1 through December 31 of each year. And $10.0 million during the period January 1 through May 31 of each year, which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.50% at November 1, 1997) and is due on September 30, 1998. As of November 1, 1997, $3.4 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $19.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At November 1, 1997, the Company had $6.4 million of bonded work outstanding against this line.

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

                           PART II - OTHER INFORMATION


Item 1 -   LEGAL PROCEEDINGS

On May 4, 1995, the Company was served with a complaint, filed in the United States District Court Northern District of Georgia, by Display Solutions, Inc. alleging that the Company and Federal Sign Division of Federal Signal Corporation infringed on the plaintiff's patent rights. On November 5, 1997, the case was dismissed, however the plaintiff still has the right to appeal the decision. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to continue to defend the litigation vigorously should the matter be appealed. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

On October 15, 1996, a lawsuit was brought by Roy L. McGreevy, Daktronics Aust/NZ Ltd., and International Sign Displays Co. in the United States District Court for the District of South Dakota, Southern Division against the Company. The lawsuit alleges the Company breached contracts, committed tortious interference with contracts, intentionally inflicted emotional distress on the plaintiffs and is responsible for compensatory and punitive damages. On October 28, 1997 a jury awarded the plaintiff exactly what the Company had presented as owing the plaintiff for royalties and commissions which was previously accrued by the Company.

Item 6 -   EXHIBITS
                  None

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


Date       December 12, 1997

                                            /s/ Paul J. Weinand, Treasurer
                                            Daktronics, Inc.
                                            (Paul J. Weinand, Treasurer)
                                            (Principal Financial Officer)