Form 10-Q
period 1998-01-31
DAKTRONICS INC /SD/
filed 1998-03-13
CIK 915779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                        Outstanding at January 31, 1998
    --------------------------             -------------------------------
    Common Stock, No par value                        4,319,290

================================================================================

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)

               Consolidated Balance Sheets -
               January 31, 1998 and May 3, 1997 ........................  3 - 4

               Consolidated Statements of Operations
               Three months and nine months ended
               January 31, 1998 and February 1, 1997 ...................    5

               Consolidated Statements of Cash Flows -
               Nine months ended January 31, 1998 and
               February 1, 1997.........................................    6

               Notes to Consolidated Financial Statements...............  7 - 8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operation............. 9 - 12


Part II.  Other Information.............................................   13

               Signatures...............................................   14

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              JANUARY 31,
                                                 1998      MAY 3,
ASSETS                                        (UNAUDITED)   1997
                                                -------    -------

CURRENT ASSETS
  Cash and cash equivalents ................    $   578    $   118
  Accounts receivable less allowance
    for doubtful accounts of $219 at
    January 31, 1998 and $194 at May 3, 1997      9,138     11,889
  Current maturities of long-term
    receivables ............................      1,002      1,072
  Inventories ..............................      9,026      8,025
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ..............................      4,496      1,251
  Prepaid expenses and other ...............        407        129
  Deferred income tax benefit ..............      1,185      1,185
                                                -------    -------
    Total current assets ...................    $25,832    $23,669
                                                -------    -------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights .......................    $ 1,186    $ 1,766
  Long-term receivables,
    less current maturities ................      4,165      3,038
  Intangible assets and other ..............        880      1,216
                                                -------    -------
                                                $ 6,231    $ 6,020
                                                -------    -------

PROPERTY AND EQUIPMENT,
  at cost
    Land ...................................    $   492    $   492
    Buildings ..............................      4,725      4,283
    Machinery and equipment ................     10,937      9,975
    Office furniture and equipment .........        393        242
    Transportation equipment ...............        603        546
                                                -------    -------
                                                $17,150    $15,538
  Less accumulated depreciation ............      9,135      8,091
                                                -------    -------
                                                $ 8,015    $ 7,447
                                                -------    -------
                                                $40,078    $37,136
                                                =======    =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 JANUARY 31,
                                                     1998        MAY 3,
LIABILITIES AND SHAREHOLDERS' EQUITY             (UNAUDITED)      1997
                                                   --------     --------

CURRENT LIABILITIES
  Notes payable, bank .........................    $  3,395     $  2,675
  Current maturities of
    long-term debt ............................         562          713
  Accounts payable ............................       4,855        4,089
  Accrued expenses ............................       3,532        2,892
  Billings in excess of costs and
    estimated earnings on uncompleted contracts       2,132        1,075
  Accrued loss on uncompleted contracts .......        --            399
  Income taxes payable ........................        --            903
                                                   --------     --------
  Total current liabilities ...................    $ 14,476     $ 12,746
                                                   --------     --------

LONG-TERM DEBT ................................
  Less current maturities .....................    $    946     $  1,706

DEFERRED INCOME ...............................    $    620     $    481

DEFERRED INCOME TAXES .........................    $    453     $    453

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 15,000,000 shares
    Issued 4,324,210 shares ...................    $ 11,723     $ 11,680
  Retained earnings ...........................      11,869       10,079
                                                   --------     --------
                                                   $ 23,592     $ 21,759
Less:
  Cost of 4,920 treasury shares ...............          (9)          (9)
                                                   --------     --------
                                                   $ 23,583     $ 21,750
                                                   --------     --------
                                                   $ 40,078     $ 37,136
                                                   ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                            ------------------        -----------------
                                         JANUARY 31,  FEBRUARY 1,  JANUARY 31,  FEBRUARY 1,
                                            1998         1997         1998         1997
                                         (13 WEEKS)   (13 WEEKS)   (39 WEEKS)   (40 WEEKS)
                                          --------     --------     --------     --------
Net sales ............................    $ 17,168     $ 11,516     $ 49,872     $ 44,795
Cost of goods sold ...................      12,525        8,524       36,334       33,322
                                          --------     --------     --------     --------
    Gross profit .....................    $  4,643     $  2,992     $ 13,538     $ 11,473
                                          --------     --------     --------     --------
Operating expenses:
  Selling ............................    $  2,307     $  1,869     $  6,807     $  5,956
  General and administrative .........         828          682        2,340        1,997
  Product design and development .....         500          543        1,660        1,674
                                          --------     --------     --------     --------
                                          $  3,635     $  3,094     $ 10,807     $  9,627
                                          --------     --------     --------     --------
    Operating income (loss) ..........    $  1,008     $   (102)    $  2,731     $  1,846
Nonoperating income (expense):
  Interest income ....................         155          106          411          292
  Interest expense ...................        (149)        (170)        (361)        (607)
  Other income .......................          48            5           99          115
                                          --------     --------     --------     --------
    Income (loss)  before income taxes    $  1,062     $   (161)    $  2,880     $  1,646
Income tax expense (credit) ..........         369          (83)       1,089          641
                                          --------     --------     --------     --------
    Net income (loss) ................    $    693     $    (78)    $  1,791     $  1,005
                                          ========     ========     ========     ========

Earnings (loss) per share:
  Basic ..............................    $    .16     $   (.02)    $    .41     $    .24
                                          ========     ========     ========     ========
  Diluted ............................    $    .16     $   (.02)    $    .41     $    .24
                                          ========     ========     ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                         NINE MONTHS ENDED
                                                         -----------------
                                                      JANUARY 31,  FEBRUARY 1,
                                                         1998        1997
                                                      (39 WEEKS)   (40 WEEKS)
                                                        -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................    $ 1,791     $ 1,005
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .................................      1,044         882
      Amortization .................................        660         438
      Provision for doubtful accounts ..............         25          11
      Change in operating assets and
        liabilities ................................     (1,507)       (698)
                                                        -------     -------
          Net cash provided by
            operating activities ...................    $ 2,013     $ 1,638
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...............    $(1,612)    $(1,736)
  Proceeds from sale of real estate
    held for sale ..................................       --         1,126
  Other, net .......................................        256          47
                                                        -------     -------
      Net cash (used in)
        investing activities .......................    $(1,356)    $  (563)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on notes payable .......    $   720     $  (227)
  Principal payments on
    long-term debt .................................       (917)       (951)
                                                        -------     -------
      Net cash (used in)
      financing activities .........................    $  (197)    $(1,178)
                                                        -------     -------
    Increase (decrease) in cash and cash equivalents    $   460     $  (103)
Cash and cash equivalents:
  Beginning ........................................        118         218
                                                        -------     -------

  Ending ...........................................    $   578     $   115
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

   In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of January 31, 1998 and the results of its operations and cash flows for the three months and nine months ended January 31, 1998 and February 1, 1997. These results may not be indicative of the results to be expected for the full fiscal year.


NOTE B.  INVENTORIES

   Inventories consist of the following (in thousands):

                                          January 31,         May 3,
                                             1998               1997
                                             ----               ----

            Raw materials               $       6,129   $       4,638
            Work-in-process                     1,949           1,168
            Finished goods                        948           2,219
                                          -----------     -----------
                                        $       9,026   $       8,025
                                        =============   =============

NOTE C. EARNINGS PER SHARE

   The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share for the period ending January 31, 1998. This Statement establishes standards for computing and presenting earnings per share
(EPS). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The adoption of the Statement had no impact on EPS previously reported.

   Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended January 31, 1998 and February 1, 1997 as adjusted was 4,313,000 and 4,306,000 respectively. The weighted average number of common shares outstanding for the nine month period ended January 31, 1998 and February 1, 1997 as adjusted was 4,308,000 and 4,231,000 respectively.

   Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended January 31, 1998 and February 1, 1997 as adjusted was 4,435,000 and 4,309,000 respectively. The weighted average number of common and dilutive potential common equivalent shares outstanding for the nine month period ended January 31, 1998 and February 1, 1997 as adjusted was 4,371,000 and 4,252,000 respectively.

NOTE D. LITIGATION

    On May 4, 1995, the Company was served with a complaint alleging that the Company infringed on the plaintiff's patent rights. On November 5, 1997, the case was dismissed and the plaintiff appealed the decision. Based on the opinion of the Company's patent counsel, management of the Company believes that there is no infringement and intends to continue to defend the litigation vigorously. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome or the potential range of loss, if any.

    Another party has asserted the Company has infringed one certain patent. The Company commenced an action seeking a declaratory judgment that the patent is invalid and not infringed by the Company. The Company has settled this action at a cost which is not material to the financial statements.

    During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortuous interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. On October 28, 1997 a jury awarded the plaintiff exactly what the Company had presented as owing the plaintiff for royalties and commissions which has been paid by the Company. The plaintiff has appealed part of the verdict. The Company has settled this action at a cost which is not material to the financial statements.

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


RESULTS OF OPERATIONS

   The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                 ------------------         -----------------
                              JANUARY 31,  FEBRUARY 1,  JANUARY 31,  FEBRUARY 1,
                                 1998         1997         1998         1997
                              (13 WEEKS)   (13 WEEKS)   (39 WEEKS)    (40 WEEKS)
                              ----------   ----------   ----------    ----------

Net sales .................      100.0%       100.0%       100.0%       100.0%
Cost of goods sold ........       73.0%        74.0%        72.9%        74.4%
                                 -----        -----        -----        -----
Gross profit ..............       27.0%        26.0%        27.1%        25.6%
Operating expenses ........       21.1%        26.9%        21.6%        21.5%
                                 -----        -----        -----        -----
Operating income ..........        5.9%        (0.9%)        5.5%         4.1%
Interest income ...........        0.9%         0.9%         0.8%         0.7%
Interest expense ..........       (0.9%)       (1.5%)       (0.7%)       (1.4%)
Other income (expense) ....         .3%         0.1%         0.2%         0.3%
                                 -----        -----        -----        -----
Income before income taxes         6.2%        (1.4%)        5.8%         3.7%
Income tax expense (credit)        2.2%        (0.7%)        2.2%         1.4%
                                 -----        -----        -----        -----
Net income (loss) .........        4.0%        (0.7%)        3.6%         2.3%
                                 =====        =====        =====        =====

NET SALES

   Net sales were $17.2 million and $49.9 million for the three and nine months ended January 31, 1998, compared to $11.5 million and $44.8 million for the three and nine months ended February 1, 1997, representing an increase of 50% for the three month period and an increase of 11% for the nine month period. The increase in net sales for the three and nine month periods was the result of increased sales in most of the sports and business markets. The Company also experienced an increase in sales volume of smaller orders in the sports and business markets over the same periods.

   Based on current backlog and customer quotations, the Company believes that net sales for the last three months of fiscal year 1998 will be similar to and may exceed the last three months of fiscal year 1997.


GROSS PROFIT

   Gross profit increased 55% from $3.0 million for the three months ended February 1, 1997 to $4.6 million for the three months ended January 31, 1998. Gross profit as a percentage of net sales was 26.0% for the three months ended February 1, 1997 compared to 27.0% for the three months ended January 31, 1998. The increase was the result of higher gross profit margins in all market segments. Primarily a result of the Company's standardization program.

   Gross profit increased 18% from $11.5 million for the nine months ended February 1, 1997 to $13.5 million for the nine months ended January 31, 1998. Gross profit as a percentage of net sales was 25.6% for the nine months ended February 1, 1997, compared to 27.1% for the nine months ended January 31, 1998. The increase for the nine month period was the result of the same conditions previously mentioned.

   Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.


OPERATING EXPENSES

   Selling expenses increased 23% from $1.9 million for the three months ended February 1, 1997, to $2.3 million for the three months ended January 31, 1998. Selling expenses increased 14% from $6.0 million for the nine months ended February 1, 1997 to $6.8 million for the nine months ended January 31, 1998. The increases were due primarily to the addition of sales staff and increased selling activity.

   General and administrative expenses increased from $682,000 and $2.0 million for the three and nine months ended February 1, 1997 to $828,000 and $2.3 million for the three and nine months ended January 31, 1998. The increases were due to increased overhead to enhance company growth.

   Product design and development was $543,000 and $1.7 million for the three and nine months ended February 1, 1997 to $500,000 and $1.7 million for the three and nine months ended January 1, 1998. The Company continues to make improvements on existing products and develops new products for use in current and potential markets.


INTEREST INCOME

   The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $106,000 and $292,000 for the three and nine months ended February 1, 1997 to $155,000 and $411,000 for the three and nine months ended January 31, 1998. The increase was due to higher average balances of long-term receivables.


INTEREST EXPENSE

   Interest expense decreased from $170,000 and $607,000 for the three and nine month periods ended February 1, 1997 to $149,000 and $361,000 for the three and nine months ended January 31, 1998. The decrease was due to a decrease in average loan balances.

INCOME TAX EXPENSE

   Income taxes as a percentage of income before income taxes was 39% and 38% for the nine months ended February 1, 1997 and January 31, 1998 respectively


NET INCOME

   Net income was $693,000 for the three months ended January 31, 1998 compared to a net loss of $78,000 for the three months ended February 1, 1997. Net income for the nine months ended January 31, 1998 was $1.8 million compared to net income of $1.0 million for the nine months ended February 1, 1997. The increase was due to increased net sales and an increase in gross profit as a percentage of sales. Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.


LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $11.4 million at January 31, 1998 and $10.9 million at May 3, 1997. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

   Cash provided by operations for the nine months ended January 31, 1998 was $2.0 million. Net income of $1.8 million plus depreciation and amortization of $1.7 million were offset by increases in receivables including costs and estimated earnings in excess of billings on uncompleted contracts and inventories. Cash used by investing activities consisted primarily of $1.6 million of purchases of property and equipment. Cash provided from financing activities included $720,000 net borrowings under the Company's line of credit and was offset by $917,000 of repayment of long-term debt.

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

   The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.7 million for the nine months ended February 1, 1997 and January 31, 1998. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

   The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.5% at January 31, 1998) and is due on September 30, 1998. As of January 31, 1998, $3.4 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $19.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

   The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At January 31, 1998, the Company had $3.4 million of bonded work outstanding against this line.

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



                                           /s/ Aelred J. Kurtenbach, President
                                           -----------------------------------
                                           Daktronics, Inc.
                                           (Dr. Aelred J. Kurtenbach, President)
                                           (President)


Date  March 9, 1998

                                           /s/ Paul J. Weinand, Treasurer
                                           -----------------------------------
                                           Daktronics, Inc.
                                           (Paul J. Weinand, Treasurer)
                                           (Principal Financial Officer)