Form 10-K405
period 1998-05-02
DAKTRONICS INC /SD/
filed 1998-07-31
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 2, 1998
                                       OR

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

                                  -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of July 20, 1998, 4,323,290 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of July 20, 1998 was approximately $34,664,000 based on the closing price of $12.00 per share of July 20, 1998 on the NASDAQ/NMS).

                       Documents Incorporated By Reference

      Selected portions of the Definitive Proxy       Incorporated into Part III
      Statement for the Annual Meeting of Shareholders to be held August 19, 1998

                                DAKTRONICS, INC.

                                Table of Contents


                                                                         Page(s)
                                                                         -------

PART I................................................................... 3 - 15

PART II..................................................................16 - 36

PART III.................................................................     36

PART IV..................................................................36 - 53

Signatures...............................................................     38

                                     PART I

Item 1. Business.

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS THAT ARE NOT HISTORICAL STATEMENTS OF FACT REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (i) THE COMPANY'S FINANCING PLANS; (ii) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (iii) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (iv) THE DECLARATION AND PAYMENT OF DIVIDENDS. THE WORDS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," "INTEND," "PLANS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO CONTROL, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE "RISK FACTORS" SECTION OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NUMBER 333-31415), AS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 1997.

GENERAL

Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business and government applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Thousands of Daktronics displays communicate with millions of viewers every day in more than 60 countries worldwide.

The Company has sold display systems ranging from small standard scoreboards priced under $1,000 to large complex displays priced in excess of $7 million. In fiscal 1998, sales of products and services under $50,000 represented approximately 40% of net sales.

The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sport facilities, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

INDUSTRY

The Company's products fit into a growing niche which is part of the broad visual communications business which includes printing, photography, television, signage, etc. In particular, the Company's products fit within the signage sub-category of the broad visual communications businesses. Signage includes various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays (LVD).

Daktronics is an established leader in the niche of computer programmable signs. Growth of this product category was stimulated by the invention of the microprocessor and the continued development and acceptance in society of the personal computer. In many applications, the sign is another peripheral that is attached to a personal or desk top computer. The growth of computer programmable signage is related to the growth of the personal computer industry.

Programmable displays either emit or reflect light depending on the specific display technology that is utilized. Two years ago another technology breakthrough of the blue light emitting diode visible outdoors provided the basis for significant future growth in the industry. This allowed Daktronics to enter the large video display segment of the signage business. Previously the large video display business was dominated by the small cathode ray tube based product, and the suppliers were generally the same companies that were in the television set business.

With the availability of high quality blue and green light emitting diodes, it has been possible for Daktronics to broaden its scope and provide not only computer programmable signage but also large video displays for both outdoor and indoor usage.

Currently with the exception of Daktronics, the manufacturers of computer programmable displays are not manufacturing large video displays and conversely the large video manufacturers are not manufacturing computer programmable displays. This places Daktronics in a uniquely beneficial position to serve venues that have both requirements such as the typical large sports venue. Daktronics, through the use of its proprietary Venus(R) 7000 software, also has the unique capability of time sharing a large screen such as in a large stadium or arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display. Having all these functions integrated into one ultra large display system gives the venue owner significant flexibility in managing his information and entertainment presentations that has not been available previously.

It is the Company's opinion that the advent of digital television will further stimulate the ease and value of combining these video and information presentations into a single display system.

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

During the 1990's, the Company has continued to expand its product lines, increase market share in its existing markets and develop new markets for its products. Daktronics has enhanced its Starburst(R) display technology by developing new lens and reflector designs to capture viewer attention and reduce energy consumption. The Company has display control circuitry capability to display 16 million possible color combinations at 30 frames per second. The Company has utilized this circuiting to develop technology for LED video displays. Examples of the Company's continued market penetration include (i) scoreboards for University of Oklahoma, Clemson University, Washington State University, Arizona Diamondbacks and Tamp Devil Rays, (ii) commercial displays including installations in Times Square, and (iii) variable message systems for highway usage in Maine and New Jersey.

Daktronics has received several awards, including being named the South Dakota Business of the Year in 1987, 1989 and 1993 by the South Dakota Industry and Commerce Association.

PRODUCTS

The Company offers its customers a wide range of computer-programmable information display systems consisting of related products, or families of products, that have similar functions and varying degrees of capabilities. Products within each family use displays and controllers that are built with many of the same modular components to reduce the cost of production and provide flexibility for standard and custom installations. The use of modular components also enhances the reliability and serviceability of the display systems. For example, the basketball scoreboard family includes products that use many of the same display modules and range from a small, single-faced scoreboard to a large, four-sided display with player statistics. The sizes of displays range from 2 inches by 20 inches for small indoor displays to 30 feet by 100 feet or more for large outdoor displays.

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

Another reflective product is the MagneView(TM) technology, with its two dimensional design, is a low cost alternative to the Glow Cube(R) technology. This technology, along with others, was incorporated into the displays at the 1996 Summer Olympics in Atlanta.

LED (LIGHT EMITTING DIODE) DISPLAYS. The Company's LED displays use programmable light emitting diodes as the light source for each display pixel. LED technology uses individual indicator elements that are commonly found in applications such as automobile dashboards, small appliances and digital clocks. The LEDs turn on and off at different intervals and rates to form the display images. One line LED displays are used for text, and larger LED displays are used for text, graphics, animation and video. LED displays can be one or multiple colors. The LED technology is advantageous because of the long life of LEDs and their low power consumption. Daktronics manufactures both indoor and outdoor LED displays (including its own pixels). Displays range from small character based DataTrac signs to 16 million color ProStar(TM) video displays.

PRODUCT FAMILIES

Daktronics product offering is comprised of three primary product groups:

1)   Sports Products
2)   Large Matrix Products
3)   Business Products

SPORTS PRODUCTS
The Sports Products group includes the following products:

Sports Product Displays. The Company offers a full line of indoor scoreboards ranging from 2-digit shot clocks to high school basketball scoreboards to large center hung scoreboards incorporating message centers and ad panels. The Company offers a number of indoor scoreboard models using LED technology or incandescent models. Approximately 50% of the popular indoor models sold are now the LED type.

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

     All Sport(R) 2000 - low cost, entry level controller for scoreboards. All Sport(R) 4000 - controller with enhanced features and packaging over
            All Sport(R) 2000.

     Pro Sport(R) 6000 - controller for large multi-display, multi-sport scoring system for large college and professional levels.
     OmniSport(R) 1000 - entry level timer for aquatics, track, and other timed events.
     OmniSport(R) 6000 - timer with enhanced features and packaging for larger aquatics, track, or other timed events.

The Company also offers a variety of statistics and results software under the DakStat(R) trademark to compliment the controllers.

LARGE MATRIX PRODUCTS
The Large Matrix product group consist of displays having a large number of display pixels (dots or picture elements that make up an image). The pixels offered are incandescent, LED, or reflective Glow Cube(R) pixels.

In the past five years, the electronic sign industry has grown more and more sophisticated with the increased capability of the desktop PC.

Large Matrix Displays. Whereas prior to that conventional matrix displays formed images by simply turning a pixel on or off, displays today have the ability to vary the intensity of each pixel to allow the generation of multiple colors. These displays have the capability to display up to 16 million colors at speeds that allow the display of video information.

The large matrix product offering spans from a basic 24 pixel high display with on/off pixel control up to a full large-screen video at the high end.

Daktronics ProStar(TM) LED technology, which uses red, green, and blue (RGB) LEDs at brightness levels adequate for outdoor, is well suited to display video because of its very quick response times. The 16 million color RGB LED displays offer state-of-the-art video and animation capability at a price significantly less than traditional large screen videos used in sports stadiums. The first ProStar(TM) installations were installed in the fall of 1997.

The 16 million color Starburst(R) technology offers a lower cost alternative, approximately one-half the price per square foot of the RGB LED technology display for customers with tighter budgets. Although the Starburst(R) technology has lower resolution than the RGB LED product, it still provides an effective video and animation display.

Large Matrix Controllers. Daktronics Venus(R) 7000 controller uses the Windows(R) operating system. This is a PC based, high end controller which provides advanced capability for control of large animation/video displays.

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

BUSINESS PRODUCTS
The Business Products develops the Company's DataTrac(TM) / InfoNet(TM) product lines intended primarily as a text-base message displays. They are lower cost than a large matrix display which are designed for full graphics and animation.

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

The Venus(R) 1500 is the software for use on a PC that allows creation of messages and simple graphic sequences for downloading to a DataTrac(TM), InfoNet(TM) or SunSpot(R) display, or future display models containing an MDC. The Venus(R) 1500 software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications.

The protocol for transferring data into the MDC is called the Venus(R) 1500 protocol. For applications not addressed by the Venus(R) 1500, OEM's can purchase the Company displays and write their own software using the Venus(R) 1500 protocol to communicate to the displays. The Company also offers a software module the OEM's can incorporate into a Windows(R) based program to reduce the time it takes to write this interface. Several OEM's have implemented the Venus(R) 1500 protocol into these applications, resulting in display sales in both the airport market and the automatic call distribution (ACD) market (ie. Credit card processing centers).

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

The Company's display systems have been sold throughout the United States and in more than 60 countries worldwide. Daktronics markets and sells its products worldwide by direct sales and through independent resellers. The Company's sales personnel learn the needs of the Company's markets and customers by establishing relationships with existing and prospective customers, attending trade shows, conventions and seminars, and participating with customers in the installation of the Company's products.

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

The Company's direct sales staff, who are grouped by end user market, are also responsible for international sales in their respective markets. During fiscal 1998, 1997 and 1996, 9.3%, 14.9% and 15.5% of the Company's net sales, respectively, were derived from international sales. Daktronics intends to expand its international sales. The Company has a strategic business alliance with Omega Electronics, S.A. of Bienne, Switzerland, that makes use of each other's complementary core business positions. Omega Electronics, a leading timing systems manufacturer, is now a distributor of the Company's scoreboards and matrix displays for use in sports applications around the world. The Company started to receive orders in fiscal 1996 from Omega Electronics. The Company has added Omega Electronics sports timing and photo finish products to its product offering for sale in the United States and Canada.

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

The primary markets served by the Company, along with types of customers, are shown below.

MARKETS        TYPES OF CUSTOMERS
-------        ------------------

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

GOVERNMENT     Legislatures and Assemblies, Departments of Transportation,
               Financial Exchanges, Airlines, Transit

During fiscal 1998, the Company's net sales to the sports market were approximately 70% of net sales, while the business and government markets accounted for approximately 20% and 5%, respectively, of net sales.

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

To enhance the level of service available to its customers, the Company has established 15 service centers in 13 states and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company uses a network of authorized service dealers in other domestic locations and in a number of other countries.

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

Daktronics engineering department, consists of three design groups, each aligned with one of the three primary product families, namely:

     *    Sports Products
     *    Large Matrix
     *    Business Products (See "Product Families" Section)

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

Product development expenses for fiscal 1998, 1997, and 1996 were approximately $2,409,000, $2,208,000 and $1,857,000 respectively.

MANUFACTURING AND TECHNICAL CONTRACTING

As a vertically-integrated manufacturer of display systems, the Company performs most sub-assembly and substantially all final assembly of its products. The Company also serves as a technical contractor for customers who desire custom hardware design, custom software development or specific site support.

MANUFACTURING OPERATIONS

The Company's manufacturing operations include component manufacturing (printed circuit boards and Glow Cube(R) pixel assembly) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly owned subsidiary, manufactures printed circuit boards for the Company and other customers at its separate production facility located in Brookings, South Dakota. The Company augments its production capacity with the use of outside subcontractors, primarily for metal fabrication and loading printed circuit boards.

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

BACKLOG

The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $22.2 million as of June 30, 1998 and $10.0 million as of June 30, 1997. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

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

INTELLECTUAL PROPERTY

Daktronics currently owns two United States patents. One pertains to the design of its Glow Cube(R) pixel and expires in 1999 and the other pertains to the lens display technology and expires in 2011. The Company relies principally on trademarks, rather than patents, to help establish and preserve limited proprietary protection for its products. The Company has 19 trademarks registered in the United States. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, controller software and other works of authorship are also subject to applicable copyright laws. The Company typically provides software to its customers in only machine readable form to help preserve trade secret protection which may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

At June 30, 1998, Daktronics employed approximately 525 full time employees and 353 part time and temporary employees. Of these employees, approximately 464 were in manufacturing, 208 in sales, marketing and customer service, 162 in engineering, and 44 in administration. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     AELRED J. KURTENBACH, PH.D. (64) is a co-founder of the Company and has served as a director and as President of the Company since its incorporation. Dr. Kurtenbach also served as Treasurer until 1993. Dr. Kurtenbach has 41 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

     DUANE E. SANDER, PH.D. (60) is a co-founder of the Company and has served as a director and as Secretary of the Company since its incorporation. Dr. Sander is currently employed as Dean of Engineering at South Dakota State University where he has taught electrical engineering courses and directed biomedical research projects since 1967.

     JAMES B. MORGAN (51) joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Since 1970, he has been employed by the Company as its Engineering Manager and since 1975 as its Vice President, Engineering, with responsibility for product development, contract design, project management for customer contracts, and corporate information and scheduling systems. Mr. Morgan has served as a director since 1984.

     FRANK J. KURTENBACH (60) joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as Sales Manager for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

     PAUL J. WEINAND (42) joined the Company in August 1990 as its Chief Financial Officer and has been Treasurer since November 1993. From 1985 to August 1990, he was employed by American Western Corporation, a publicly held manufacturer of plastic packaging products, as its controller. From 1980 to 1985, he was an accountant with McGladrey & Pullen, LLP. Mr. Weinand has a M.S. degree in Accounting from the University of North Dakota and is a Certified Public Accountant.

Item 2. Properties.

The Company currently owns and occupies approximately 180,000 in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. The Company's circuit board manufacturing subsidiary and reflective pixel assembly operation are located at a separate site in Brookings and currently occupy 20,000 square feet in a facility owned by that subsidiary.

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

On October 15, 1996, a lawsuit was brought by Roy L. McGreevy, Daktronics Aust/NZ ltd., and International Sign Displays Co. in the United States District Court for the District of South Dakota, Southern Division against the Company. The lawsuit alleges the Company breached contracts, committed tortious interference with contracts, intentionally inflicted emotional distress on the plaintiffs and is responsible for compensatory and punitive damages. On October 28, 1997, a jury awarded the plaintiff an amount the Company had accrued as owing the plaintiff for royalties and commissions. That amount has been paid by the Company. The plaintiff has appealed part of the verdict. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or an estimate of the range or amount of possible loss, if any.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of May 2, 1998 the Company had 446 shareholders of record. Following are the high and low sale prices for the Company's common stock:

                                    FY 1998              FY 1997
                                    High    Low          High    Low
                                    --------------------------------
                1st Quarter         6 3/8   3 5/8        5 1/4   4
                2nd Quarter         6 1/8   5 1/8        5       3 5/8
                3rd Quarter         6 3/4   5 1/4        4 5/8   3 7/8
                4th Quarter         8 7/8   5 3/4        4 1/4   3 7/8

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business. Provisions of the Company's bank credit agreement limit the Company's ability to pay cash dividends.

Item 6. Selected Financial Data.
(In Thousands, Except Per Share Data)

                                             1998         1997          1996         1995         1994
                                          ---------------------------------------------------------------
Statement of Operations Data:
Net Sales..............................     $69,884      $62,640      $52,507      $41,947      $41,102
Operating Income (Loss)................       5,028        2,501         (319)       1,210        3,220
Net Income (Loss)......................       3,392        1,508         (215)         967        1,976
Diluted earnings (Loss) per Share......         .78          .35         (.05)         .23          .62
Weighted Average Share Outstanding.....       4,336        4,266        4,191        4,228        3,163

Balance Sheet Data:
Working Capital........................     $12,229      $10,923       $9,504      $12,169      $11,944
Total Assets...........................      43,488       37,136       37,767       28,262       27,370
Long-term Liabilities..................       1,659        2,640        2,568        2,292        2,723
Shareholder's Equity...................      25,184       21,750       19,861       20,076       19,109

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

The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sport facilities, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 1998 fiscal year contained 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the fiscal years ended 1998, 1997 and 1996:

                                                                YEAR ENDED
                                                    1998           1997           1996
                                                 ---------------------------------------
Net sales...................................       100.0%         100.0%         100.0%
Cost of goods sold..........................        71.8           74.7           78.7
                                                 ---------------------------------------
    Gross profit............................        28.2           25.3           21.3
Operating expenses..........................        21.0           21.3           21.9
                                                 ---------------------------------------
    Operating income (loss).................         7.2            4.0           (0.6)
Interest income.............................         0.9            0.9            0.7
Interest expense............................        (0.6)          (1.2)          (1.2)
Other income................................         0.2            0.3            0.4
                                                 ---------------------------------------
    Income (loss) before income taxes.......         7.7            4.0           (0.7)
Income tax expense (credits)................         2.8            1.6           (0.3)
                                                 ---------------------------------------
   Net income (loss)........................         4.9%           2.4%          (0.4)%
                                                 =======================================

NET SALES

Net sales for fiscal 1998 were $69.9 million representing a 12% increase over fiscal 1997 sales of $62.6 million. The increase in sales was due to increased sales in almost all of the Company's market niches, especially the sports market niches.

Net sales for fiscal 1997 were $62.6 million representing a 19% increase over fiscal 1996 sales of $52.5 million. The increase was primarily the result of increased sales in all sports market niches except the major league niche. The business and government niches also experienced a net increase in sales.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 1998, 1997 and 1996. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

Gross profit increased from $15.9 million in fiscal 1997 to $19.7 million in fiscal 1998. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continues its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 25.3% in fiscal 1997 and 28.2% in fiscal 1998.
Gross profit increased from $11.2 million in fiscal 1996 to $15.9 million in fiscal 1997. The increase was due to increased sales and an improvement in gross profit as a percentage of net sales from 21.3% in fiscal 1996 to 25.3% in fiscal 1997. The increase in gross profit as a percentage of net sales was the result of cost improvement programs, including product standardization, improved quoting programs and the recognition of a contract overrun in fiscal 1996.

OPERATING EXPENSES

Selling expenses have increased 22% and 9% for fiscal years 1998 and 1997, respectively over the previous fiscal year. The increases were primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts.

General and administrative expenses increased 4% and 38% for fiscal years 1998 and 1997, respectively over the previous fiscal year. The modest increase in fiscal 1998 was due to a large increase in fiscal 1997 which was the result of incurred and accrued legal fees in 1997. In fiscal 1997, the Company established an accrual to defend itself in various lawsuits and continues to maintain this accrual in fiscal 1998 as it awaits the outcome of several appeals (see note to the consolidated financial statements).

Product design and development expenses increased 9% and 19% for fiscal years 1998 and 1997, respectively over the previous fiscal year. The increases were due to the Company's commitment to develop new products and continue to improve existing products to maintain a competitive advantage. The increase in fiscal 1997 was additionally the result of the introduction of the Company's new RGB (red, green, blue) LED video product and related control system. The Company continued development in this technology in fiscal 1998 through improvements in the technology and development of new models.

INTEREST INCOME

The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $.7 million, $.5 million and $.4 million for fiscal years 1998, 1997 and 1996 respectively. Factors affecting the increases include the average balance of long-term receivables resulting from new receivables, principal repayments and the sale of long-term receivables to third parties, and excess cash balances invested in interest bearing accounts.

INTEREST EXPENSE

Interest expense was $.4 million, $.7 million and $.6 million for the fiscal years 1998, 1997, and 1996. The decrease in interest expense from fiscal 1997 to fiscal 1998 was the result of lower average loan balances during fiscal 1998. The increase in interest expense from fiscal 1996 to fiscal 1997 was the result of increased average loan balances and higher interest rates as the Company utilized its line of credit to fund increased operating activities.

INCOME TAXES

The effective tax rates were 37%, 40% and 41% for fiscal years 1998, 1997 and 1996, respectively.

NET INCOME (LOSS)

Net income was $3.4 million and $1.5 million for fiscal years 1998 and 1997, respectively, compared to a net loss of $215,000 for fiscal year 1996. The increases in net income were primarily the result of increased sales and improved gross profit as a percentage of net sales. The loss in fiscal 1996 was additionally impacted by a $900,000 loss on a contract.

Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $12.2 million at May 2, 1998 compared to $10.9 million at May 3, 1997. The increase was primarily the result of an increase in net income which was offset by the purchase of property and equipment.

Cash provided by operations for fiscal 1998 was $.8 million. Net income of $3.4 million plus depreciation and amortization of $2.1 million and an increase of $2.5 million in accounts payable and accrued expenses were offset by an increase in receivables of $3.1 million and an increase in inventories of $3.0 million. The increase in receivables was attributable to the increase in net sales. The increase in inventories was a result of the Company's current backlog of orders.

Cash used for investing activities for fiscal 1998 was $3.2 million which principally consisted of equipment acquisitions and plant expansion.

Cash provided by financing activities was $2.4 million which consisted primarily of net borrowings under the Company's line of credit and was offset by principal payments on long-term debt.

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

The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 1998, 1997 and 1996 were $2.4 million, $2.2 million, and $1.9 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.50% at May 2, 1998) and is due on September 15, 2000. As of May 2, 1998, $5.6 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $21.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At May 2, 1998, the Company had $8.3 million of bonded work outstanding against this line.

The Company believes that if its growth continues, it may need to increase the amount of its credit facility. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender. The Company believes that cash from operations, from its existing or increased credit facility, and its current working capital will be adequate to meet the cash requirement of its operations in the foreseeable future.

BUSINESS RISKS AND UNCERTAINTIES

A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings, including its current report on Form 10-K for the year ended May 2, 1998.

YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and is in the process of implementation of new enterprise resource planning software which will be fully operational in fiscal 1999 and has been represented by the vendor to be Year 2000 compliant. The cost of the new software will be capitalized. The Company has initiated discussions with its key suppliers to determine whether they have any Year 2000 issues. The Company has not incurred any material expenses to date in connection with this evaluation, and does not anticipate material expenses in the future, depending on the status of its key suppliers with respect to this issue. The Company has reviewed its computer programs which it includes in its display systems and has started to implement changes to be Year 2000 compliant. The Company has determined that the cost of these modifications will not have a material impact on the result of operations in upcoming fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's May 2, 1998 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Item 8. Financial Statements and Supplementary Data.



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiary as of May 2, 1998 and May 3, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiary as of May 2, 1998 and May 3, 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 1998, in conformity with generally accepted accounting principles.



                                         McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
June 17, 1998

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MAY 2, 1998 AND MAY 3, 1997
(DOLLARS IN THOUSANDS)


ASSETS                                                                1998              1997
-----------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                       $       148      $       118
   Accounts receivable (Note 4)                                         13,632           11,889
   Current maturities of long-term receivables (Note 4)                    990            1,072
   Inventories (Note 2)                                                 10,994            8,025
   Costs and estimated earnings in excess of billings (Note 3)           1,523            1,251
   Prepaid expenses and other                                              448              129
   Deferred income taxes (Note 9)                                        1,139            1,185
                                                                 ------------------------------
              TOTAL CURRENT ASSETS                                      28,874           23,669
Property and equipment, net (Note 2)                                     9,225            7,447
Advertising rights (Note 5)                                               --              1,766
Long-term receivables (Note 4)                                           4,575            3,038
Intangible assets                                                          814            1,216
                                                                 ------------------------------
                                                                   $    43,488      $    37,136
                                                                 ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current Liabilities
   Note payable, bank (Note 5)                                     $     5,594      $     2,675
   Current maturities of long-term debt (Note 5)                           455              713
   Accounts payable                                                      5,730            4,089
   Accrued expenses (Note 2)                                             3,752            2,892
   Billings in excess of costs and estimated earnings (Note 3)             645            1,075
   Accrued loss on uncompleted contracts                                  --                399
   Income taxes payable                                                    469              903
                                                                 ------------------------------
              TOTAL CURRENT LIABILITIES                                 16,645           12,746
                                                                 ------------------------------

Long-Term Debt, less current maturities (Note 5)                           783            1,706
                                                                 ------------------------------

Deferred Income                                                            361              481
                                                                 ------------------------------

Deferred Income Taxes (Note 9)                                             515              453
                                                                 ------------------------------

Contingencies (Notes 4, 10 and 11)

Shareholders' Equity (Notes 6 and 7)
   Common stock, no par value; authorized 15,000,000 shares,
      issued 1998 4,324,210 shares, 1997 4,311,340 shares               11,722           11,680
   Retained earnings                                                    13,471           10,079
   Less cost of treasury stock 4,920 shares 1998 and 1997                   (9)              (9)
                                                                 ------------------------------
                                                                        25,184           21,750
                                                                 ------------------------------
                                                                   $    43,488      $    37,136
                                                                 ==============================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


OPERATIONS                                            1998          1997          1996
------------------------------------------------------------------------------------------
Net sales                                          $  69,884     $  62,640     $  52,507
Cost of goods sold                                    50,187        46,768        41,297
                                                  ----------------------------------------
           GROSS PROFIT                               19,697        15,872        11,210
                                                  ----------------------------------------

Operating expenses:
   Selling                                             9,094         8,108         7,462
   General and administrative                          3,166         3,055         2,210
   Product design and development                      2,409         2,208         1,857
                                                  ----------------------------------------
                                                      14,669        13,371        11,529
                                                  ----------------------------------------
           OPERATING INCOME (LOSS)                     5,028         2,501          (319)

Nonoperating income (expense):
   Interest income                                       654           534           376
   Interest expense                                     (414)         (748)         (631)
   Other income, net                                     110           206           209
                                                  ----------------------------------------
           INCOME (LOSS) BEFORE INCOME TAXES           5,378         2,493          (365)
Income tax expense (credits) (Note 9)                  1,986           985          (150)
                                                  ----------------------------------------
           NET INCOME (LOSS)                       $   3,392     $   1,508     $    (215)
                                                  ========================================

Earnings (loss) per share:
   Basic                                           $    0.79     $    0.35     $   (0.05)
                                                  ----------------------------------------
   Diluted                                         $    0.78     $    0.35     $   (0.05)
                                                  ========================================

                                        Common      Retained      Treasury
SHAREHOLDERS' EQUITY                     Stock      Earnings        Stock        Total
------------------------------------------------------------------------------------------

Balance, April 29, 1995               $  11,299    $   8,786     $      (9)    $  20,076
   Net (loss)                              --           (215)         --            (215)
                                     -----------------------------------------------------
Balance, April 27, 1996                  11,299        8,571            (9)       19,861
   Exercise of stock options (Note 6)       381         --            --             381
   Net income                              --          1,508         1,508
                                     -----------------------------------------------------
Balance, May 3, 1997                     11,680       10,079            (9)       21,750
   Exercise of stock options (Note 6)        42         --            --              42
   Net income                              --          3,392          --           3,392
                                     -----------------------------------------------------
Balance, May 2, 1998                  $  11,722    $  13,471     $      (9)    $  25,184
                                     =====================================================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
(DOLLARS IN THOUSANDS)

                                                                 1998          1997          1996
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                          $   3,392     $   1,508     $    (215)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation                                                1,471         1,255         1,094
      Amortization                                                  634           823           736
      Provision for impairment loss on advertising rights          --             600          --
      Provision for loss on uncompleted contracts                  --             225           900
      Provision for doubtful accounts                               179           130           274
      Deferred income taxes (credits)                               108          (514)         (248)
      Other                                                           5           (10)         --
      Change in operating assets and liabilities (Note 12)       (4,968)          924        (5,633)
                                                             ----------------------------------------
              NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                                821         4,941        (3,092)
                                                             ----------------------------------------

Cash Flows From Investing Activities
   Proceeds from sale of property and equipment                      11
   Purchase of property and equipment                            (3,265)       (2,208)       (1,394)
   Proceeds from sale of real estate held for sale                 --           1,126          --
   Purchase of intangible assets                                   --            --            (763)
   Other                                                             33            39            13
                                                             ----------------------------------------
              NET CASH (USED IN) INVESTING ACTIVITIES            (3,221)       (1,043)       (2,144)
                                                             ----------------------------------------

Cash Flows From Financing Activities
   Net borrowings (payments) on note payable                      2,919        (3,015)        5,690
   Proceeds from exercise of stock options                           42           381          --
   Principal payments on long-term debt                            (531)       (1,364)         (516)
   Payment on accounts payable for purchase
      of other assets                                              --            --            (100)
                                                             ----------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                        2,430        (3,998)        5,074
                                                             ----------------------------------------
              INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                     30          (100)         (162)

Cash and Cash Equivalents
   Beginning                                                        118           218           380
                                                             ----------------------------------------
   Ending                                                     $     148     $     118     $     218
                                                             ========================================

Supplemental Cash Flow Disclosures
   Interest paid                                              $     456     $     725     $     626
   Net income tax payments                                        2,298           532           300


See Notes to Consolidated Financial Statements

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Daktronics, Inc. and its subsidiary design, manufacture, and sell a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world.

Fiscal year: The Company operates on a 52 - 53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The years ended May 2, 1998 and April 27, 1996 each included 52 weeks and the year ended May 3, 1997 included 53 weeks.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiary, Star Circuits, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts and estimated costs to be incurred for litigation.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all money market mutual funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue and cost recognition on long-term contracts: Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses (which were $0 in 1998, $225 in 1997 and $900 in 1996) on uncompleted contracts are made in the period in which such losses are estimable.

Long-lived assets: In fiscal year 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement prescribes that an impairment loss be recognized when facts and circumstances indicate the carrying amount of the asset is more than the estimate of future undiscounted cash flows. Impairment is recorded based on an estimate of future discounted cash flows. There was no cumulative effect on the financial statements as a result of the adoption of Statement No. 121.

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

Advertising rights on the portion of the advertising which have not been sold to term are stated at cost which represent the inventory cost of the underlying scoreboard including materials, labor and overhead. Such costs are amortized on a straight-line method over the term of the advertising rights. Accumulated amortization on advertising rights was $0 and $1,543 as of May 2, 1998 and May 3, 1997, respectively. On the portion of the advertising rights which are not sold to term, revenue is recognized when it becomes receivable under the provisions of the advertising contract. Advance collections of advertising revenues are

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

recorded as deferred income.

During the fourth quarter of 1997, the Company committed to a plan to dispose of certain advertising rights with a carrying amount of $1,514. The advertising rights had an estimated sales value of $914. Accordingly, the Company recorded an impairment loss of $600 in 1997 on this long-lived asset, which was included in cost of sales.

Property and equipment: Property and equipment is stated at cost. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                        Years
                                      --------
Buildings                              7 - 40
Machinery and equipment                 5 - 7
Office furniture and equipment          3 - 7
Transportation equipment                5 - 7

Intangible assets: Intangible assets consist of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms which range from one to five years. Goodwill is amortized on the straight-line method over 5 years. Accumulated amortization on intangible assets was $1,363 and $1,414 as of May 2, 1998 and May 3, 1997, respectively.

Product warranty: Current operations are charged for the estimated cost of future claims under the terms of various customer warranty programs provided by the Company. Customers have the option of purchasing long-term warranty contracts. The amounts received for long-term warranties are included in deferred income and are amortized over the lives of the warranties.

Product design and development: All expenditures related to product design and development are charged to operations as incurred.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation: In fiscal year 1997, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation". The Statement established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and make certain additional disclosures in the notes to the financial statements. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25.

Earnings per share: Earnings (loss) per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share", which was effective for fiscal year 1998. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. No restatement of EPS was necessary as a result of the application of Statement No. 128.

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the years ended May 2, 1998 and May 3, 1997 follows. Diluted earnings per share for the year ended April 27, 1996 is antidilutive, and therefore not presented.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                Per
                          Net                  Share
                         Income     Shares     Amount
                       --------------------------------
For the year ended
May 2, 1998:
   Basic EPS           $  3,392   4,312,414  $   0.79
   Effect of dilutive
      securities:
      Exercise of
       stock options         --      24,046      0.01
                       --------------------------------
   Diluted EPS         $  3,392   4,336,460  $   0.78
                       ================================

For the year ended
May 3, 1997:
   Basic EPS           $  1,508   4,250,445  $   0.35
   Effect of dilutive
      securities:
      Exercise of
        stock options        --      15,797        --
                       --------------------------------
   Diluted EPS         $  1,508   4,266,242  $   0.35
                       ================================

Options outstanding of 97,200, 261,450 and 229,950 shares of common stock at weighted average share prices of $7.72, $6.48 and $6.93 during the years ended May 2, 1998, May 3, 1997 and April 27, 1996, respectively, and the warrant discussed in Note 7 were not included in the computation of diluted earnings per share because the exercise price of those options and the warrant exceeded the average market price of the common shares during the respective year.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements: The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's May 2, 1998 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

NOTE 2.  SELECTED FINANCIAL STATEMENT DATA

                                     1998        1997
                                 -----------------------
Inventories:
   Raw materials                 $    8,657  $    4,638
   Work-in-process                      790       1,168
   Finished goods                     1,547       2,219
                                 -----------------------
                                 $   10,994  $    8,025
                                 =======================
Property and equipment:
   Land                          $      492  $      492
   Buildings                          5,069       4,283
   Machinery and equipment           12,177       9,975
   Office furniture and
      equipment                         403         242
   Transportation equipment             590         546
                                 -----------------------
                                     18,731      15,538
   Less accumulated
      depreciation                    9,506       8,091
                                 -----------------------
                                 $    9,225  $    7,447
                                 =======================
Accrued expenses:
   Product warranty              $    1,551  $      844
   Compensation                       1,382       1,115
   Taxes, other than
      income taxes                      469         506
   Other                                350         427
                                 -----------------------
                                 $    3,752  $    2,892
                                 =======================

NOTE 3. UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:

                                   1998         1997
                                -----------------------
Costs incurred                  $   3,325    $   4,922
Estimated earnings                  1,241          712
                                -----------------------
                                    4,566        5,634
Less billings to date               3,688        5,458
                                -----------------------
                                $     878    $     176
                                =======================

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                   1998        1997
                                -----------------------
Costs and estimated earnings
   in excess of billings        $   1,523    $   1,251
Billings in excess of costs and
   estimated earnings                 645        1,075
                                -----------------------
                                $     878    $     176
                                =======================

NOTE 4. RECEIVABLES

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain scoreboards and message display centers, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit. During the fiscal years ended 1998, 1997 and 1996, foreign sales were approximately $6,528, $9,356 and $8,121, respectively. Foreign sales by individual geographical area vary from year to year.

Accounts receivable include unbilled receivables of $1,553 and $941 as of May 2, 1998 and May 3, 1997, respectively. Unbilled receivables are generally invoiced within thirty days. Accounts receivable are reported net of an allowance for doubtful accounts of $208 and $194 at May 2, 1998 and May 3, 1997, respectively.

In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the scoreboard or message display, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the scoreboard, message display or advertising rights until the contract is paid. Long-term contract and lease receivables, including accrued interest and current

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. RECEIVABLES (CONTINUED)

maturities, were $5,565 and $4,110 as of May 2, 1998 and May 3, 1997, respectively. Contract and lease receivables bear interest at rates of 9.0% to 24.5% and are due in varying annual installments through September of 2006.

During the year ended May 3, 1997, the Company sold contracts receivable with recourse in the amount of $1,156, resulting in a gain of $38.

At May 2, 1998 and May 3, 1997, the Company was contingently liable for contracts sold with recourse of $782 and $1,238, respectively.

NOTE 5. FINANCING AGREEMENTS

Long-term debt:

                                                                           1998         1997
                                                                       -------------------------
9.7% - 12.5% Contracts payable, primarily related to
   advertising rights, due in annual installments,
   including interest, from January 2001 to August 2005                $      675    $    1,487
8.05% and 10.0% Notes payable to a university, due in annual installments, including interest, through January 2000
   collateralized by advertising rights                                       309           458
9.7% - 12.3% Unsecured contracts payable, due in monthly
   installments, including interest, from January 1999 to June 2000           139           299
Other notes payable, bank and installment obligations
   secured by equipment                                                       115           175
                                                                       -------------------------
                                                                            1,238         2,419
Less current maturities                                                       455           713
                                                                       -------------------------
                                                                       $      783    $    1,706
                                                                       =========================

Maturities of long-term debt are as follows at May 2, 1998: 1999 $455; 2000 $333; 2001 $124; 2002 $67; 2003 $63; and thereafter $196.

Credit agreement: The Company has a credit agreement with a bank. The credit agreement provides for a $15,000 line of credit which includes up to $2,000 for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.5% at May 2, 1998) and is due on September 15, 2000. As of May 2, 1998, $5,594 had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $21,500, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. STOCK-BASED COMPENSATION

The Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                      1998       1997       1996
                   -------------------------------
Net income (loss):
   As reported     $  3,392   $  1,508   $  (215)
   Pro forma          3,350      1,469      (235)

Earnings (loss)
per share:
   As reported:
      Basic            0.79       0.35     (0.05)
      Diluted          0.78       0.35     (0.05)

   Pro forma:
      Basic            0.78       0.35     (0.06)
      Diluted          0.77       0.34     (0.06)

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after April 29, 1995.

Fixed stock option plans: The Company has reserved 360,000 shares of its common stock for issuance under two fixed stock option plans under which it may grant options to purchase common stock. These options may have a maximum term of 10 years at the market price or 110% of market price on the date of grant. Options for up to 300,000 shares may be granted to employees under the 1993 Stock Option Plan (1993 Option Plan) and options for up to 60,000 shares may be granted to outside directors under the 1993 Outside Directors Stock Option Plan (Outside Directors Plan). Options in the 1993 Option Plan vest at 20% per year and options in the Outside Directors Plan vest at 1,000 options annually.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: no dividend rate for all years; price volatility of 28% for 1998, and 25% for 1997 and 1996; risk-free interest rates of 6.5%, 6.2% and 6.3% for the 1993 Option Plan and 6.5%, 6.9% and 6.4% for the Outside Directors Plan; and expected lives of five to seven years for the 1993 Option Plan and seven years for the Outside Directors Plan for all years.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the plans at May 2, 1998, May 3, 1997 and April 27, 1996 and changes during the years ended on those dates follows:

                                              1998                     1997                    1996
                                     ------------------------------------------------------------------------
                                                  Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                  Exercise                 Exercise                 Exercise
Fixed Options                         Shares        Price      Shares        Price      Shares        Price
------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     274,280    $   6.34      357,010    $   5.62      290,610     $   5.55
Granted                               67,850        5.40       47,000        4.31       67,700         5.96
Forfeited                             (1,750)       6.25      (14,200)       6.46       (1,300)        7.08
Exercised                            (12,870)       3.30     (115,530)       3.30           --           --
                                    ----------               ----------               ----------
Outstanding at end of year           327,510        6.26      274,280        6.34      357,010         5.62
                                    ==========               ==========               ==========

Options for 147,842, 112,240 and 186,090 shares were exercisable at May 2, 1998, May 3, 1997 and April 27, 1996, respectively. The weighted average fair value of options granted were $2.59, $1.83 and $2.48 for the years ended May 2, 1998, May 3, 1997 and April 27, 1996, respectively.

A further summary about fixed options outstanding at May 2, 1998 is as follows:

                                    Options Outstanding             Options Exercisable
                               ---------------------------------------------------------------------------------
                                                 Weighted
                                                  Average
                                                 Remaining         Weighted                          Weighted
                                  Number        Contractual        Average           Number          Average
Range of Exercise Prices       Outstanding         Life         Exercise Price    Exercisable     Exercise Price
-------------------------------------------------------------------------------  -------------------------------
$3.30 to $4.88                    44,510         8.1 years        $   4.32            8,702         $   4.30
$5.31 to $6.56                   177,800         7.7                  5.91           53,980             6.27
$7.22 to $8.39                   105,200         5.2                  7.68           85,160             7.69
                               -----------                                        -----------
$3.30 to $8.39                   327,510         6.9                  6.26          147,842             6.97
                               ===========                                        ===========

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. SHAREHOLDERS' EQUITY

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

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. Employees are eligible to participate in the plan upon completion of one year of service if they have attained the age of 21 and have worked at least 1,000 hours during such plan year. Contributions to the plan are recognized as compensation expense and are made at the discretion of the Board of Directors. There were no contributions to the plan during the fiscal years ended 1998, 1997 and 1996. No dividends were paid on plan shares in 1998, 1997 or 1996 and all outstanding plan shares are included for purposes of earnings per share computations.

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 25% of the employee's qualifying contribution up to 6% of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $115, $110 and $107 to the plan for the fiscal years ended 1998, 1997 and 1996, respectively.

NOTE 9. INCOME TAXES

Income tax expense (credits) consists of the following:

                     1998        1997      1996
                  --------------------------------
Current:
   Federal        $  1,757   $   1,448   $    78
   State               121          51        20
Deferred               108        (514)     (248)
                  --------------------------------
                  $  1,986   $     985   $  (150)
                  ================================

The components of the net deferred tax asset as of 1998 and 1997 are as follows:

                                    1998       1997
                                 --------------------
Deferred tax assets:
   Product warranty accruals     $     596   $    352
   Impairment loss on
      advertising rights                --        216
   Legal fees accrual                  180        180
   Vacation accruals                   217        147
   Uncompleted contracts                --        144
   Inventories                         123        105
   Allowance for
      doubtful accounts                 75         70
   Other accruals                       22         42
   Other, net                          184        134
                                 ---------------------
                                     1,397      1,390
Less valuation allowance                --         --
                                 ---------------------
                                     1,397      1,390
                                 ---------------------
Deferred tax liabilities:
   Property and equipment              773        652
   Advertising rights                   --          6
                                 ---------------------
                                       773        658
                                 ---------------------
                                 $     624   $    732
                                 =====================

Reflected on the accompanying consolidated balance sheets as follows:

                                     1998      1997
                                 ----------------------
Current assets                   $    1,139  $   1,185
Noncurrent liabilities                  515        453
                                 ----------------------
                                 $      624  $     732
                                 ======================

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income tax expense (credits) is as follows:

                          1998      1997     1996
                       -----------------------------
Computed income
   tax expense
   (credits) at
   federal
   statutory rate      $ 1,882   $   873    $ (128)
State taxes, net of
   federal benefit          80        34        13
Meals and
   entertainment            75        67        59
Reversal of
   overaccrual of
   prior years' taxes       --        --      (103)
Other, net                 (51)       11         9
                       -----------------------------
                       $ 1,986   $   985    $ (150)
                       =============================

NOTE 10. YEAR 2000 ISSUE

The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company conducts business with. Such failures of the Company's computer system and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

In accordance with its remediation plan to resolve the Year 2000 issue, the Company has completed a review of its computer systems and products to identify systems and products that could be affected by the Year 2000 issue. The Company has purchased and is in the process of installing new enterprise resource planning software which the vendor has represented to be Year 2000 compliant. Based on the Company's review, it is the opinion of management that the implementation cost of the software and other remediation costs to be incurred in 1998 and 1999 will not be material to the Company's financial position and results of operations.

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

During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with the contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. On October 28, 1997, a jury awarded the plaintiff an amount equal to the amount the Company had accrued as owing the plaintiff for royalties and commissions. That amount has been paid by the Company. The plaintiff has appealed part of the verdict. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or potential range of loss, if any.

The Company has recorded a provision for estimated costs to be incurred in connection with the litigation described above as well as other miscellaneous claims and litigation arising in the ordinary course of business.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12. CASH FLOW INFORMATION

Noncash investing and financing activities consist of the sale of advertising rights through reduction of long-term debt of $231 and issuance of a long-term receivable of $683 in 1998; reduction of long-term receivable of $419 to offset and reduce long-term debt by the corresponding amount in 1998; purchase of advertising rights through issuance of long-term debt of $675 in 1997; purchase of advertising rights through incurrence of accounts payable of $160 in 1997; property and equipment transferred to inventory of $10 in 1997; sale of property and equipment of $193 included in long-term receivables in 1997; purchase of property and equipment through issuance of long-term debt of $182 in 1997; purchase of other assets through issuance of long-term debt and reduction of accounts receivable of $278 and $128, respectively, in 1996; and acquisition of real estate held for sale through assumption of long-term debt of $1,065 in 1996.

Changes in operating assets and liabilities consist of the following:

                                                           1998         1997         1996
                                                       --------------------------------------
(Increase) decrease:
   Trade receivables                                   $  (1,922)    $  (3,389)   $    (186)
   Installment receivables                                (1,191)          169       (1,324)
   Inventories                                            (2,969)        1,785       (3,564)
   Costs and estimated earnings in excess of billings       (272)        1,433       (1,493)
   Advertising rights                                        587            97         (805)
   Prepaids and other                                       (319)          180          (40)
Increase (decrease):
   Accounts payable and accrued expenses                   2,501           196        2,234
   Billings in excess of costs and estimated earnings       (430)           74           45
   Accrued loss on uncompleted contracts                    (399)         (466)        (260)
   Deferred income                                          (120)          (58)         (89)
   Income taxes payable                                     (434)          903         (151)
                                                       --------------------------------------
                                                       $  (4,968)    $     924    $  (5,633)
                                                       ======================================

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

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data.


1998                                          1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
-----------------------------------------------------------------------------------------------------------
Net sales                                     $    15,768     $    16,936      $    17,168     $    20,012
Gross profit                                        4,008           4,887            4,643           6,159
Net income                                            269             829              693           1,601
Basic and diluted earnings per share                 0.06            0.19             0.16            0.37


1997                                          1st Quarter     2nd Quarter      3rd Quarter     4th Quarter*
-----------------------------------------------------------------------------------------------------------
Net sales                                     $    17,022     $    16,257      $    11,516     $    17,845
Gross profit                                        4,408           4,073            2,992           4,399
Net income (loss)                                     640             443              (78)            503
Basic and diluted earnings (loss) per share          0.15            0.11            (0.02)           0.12


* Includes provision for impairment loss on advertising rights of $600 and accrual of estimated costs for litigation of $400 in the 4th quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information regarding the directors of the Company is incorporated by reference from pages 3 to 5 of the Company's Proxy Statement dated July 24, 1998.

The information concerning executive officers is included in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation.

This information is incorporated by reference from pages 6 to 7 of the Company's Proxy Statement dated July 24, 1998. The "Performance Graph" and the "Report of the Compensation Committee" on pages 8 to 10 are specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from pages 10 to 11 of the Company's Proxy Statement dated July 24, 1998.

Item 13. Certain Relationships and Related Transactions.

NONE

                                    PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

      2.    Financial Statement Schedules.
            Schedule II - Valuation and Qualifying Accounts.

      3.    Exhibits
            3.1   Reserved
            3.2   Amended and Restated Articles of Incorporation of the Company.
                  (1)
            3.3   Reserved
            3.4   Amended and Restated Bylaws of the Company. (1)
            4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
            10.1  Daktronics, Inc. 1993 Stock Option Plan. (1)
            10.2  Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (1)
            10.3  Daktronics, Inc. Employee Stock Ownership Plan and Trust. (3)
            10.4  Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
            10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
            10.6  Reserved
            10.7  Reserved

            10.8 Credit Agreement dated April 30, 1997 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(4) 10.9 Reserved
            10.10 Form of Stock Option Agreements effective May 25, 1993 between
                  Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
            10.11 First Amendment to Credit Agreement dated December 23, 1997 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(5)
            10.12 Second Amendment to Credit Agreement dated April 24, 1998 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(5)
            21.1  Subsidiaries of the Company.(1)
            23.1  Consent of McGladrey & Pullen, LLP.(5)
            27.1  Financial Data Schedule(5)

                  (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
                  (3) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 29, 1995 as Commission File No. 0-23246.
                  (4) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on May 3, 1997 as Commission File No. 0-23246.
                  (5)   Filed herewith

(b) 1.      Reports on Form 8-K.
                  None

All Sport(R), OmniSport(R), DakStats(R), Venus(R), Glow Cube(R), Starburst(R), SunSpot(R), ProStar(TM), DataTime(R), MagneView(TM), DataTrac(TM), InfoNet(TM), ProSport(R) are trademarks of Daktronics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 1998.

                                          DAKTRONICS, INC.

                                      By: /s/ Aelred J. Kurtenbach
                                         ---------------------------------------
                                          Aelred J. Kurtenbach, President
                                          (principal executive officer)

                                      By: /s/ Paul J. Weinand
                                         ---------------------------------------
                                          Paul J. Weinand, Treasurer and Chief
                                          Financial Officer (principal financial
                                          and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                   DATE
         ---------                           -----                   ----

By /s/ Roland J. Jensen                     Director             July 29, 1998
-------------------------------
       Roland J. Jensen

By /s/ Aelred J. Kurtenbach                 Director             July 29, 1998
-------------------------------


By /s/ Frank J. Kurtenbach                  Director             July 29, 1998
-------------------------------
       Frank J. Kurtenbach

By /s/ James B. Morgan                      Director             July 29, 1998
-------------------------------
       James B. Morgan

By /s/ John L. Mulligan                     Director             July 29, 1998
-------------------------------
       John L. Mulligan

By /s/ Charles S. Roberts                   Director             July 29, 1998
-------------------------------
       Charles S. Roberts

By /s/ Duane E. Sander                      Director             July 29, 1998
-------------------------------
       Duane E. Sander

By /s/ Edwin M. Theisen                     Director             July 29, 1998
-------------------------------
       Edwin M. Theisen

By /s/ James A. Vellenga                    Director             July 29, 1998
-------------------------------
       James A. Vellenga

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
Daktronics, Inc.
Brookings, South Dakota

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidted financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                          McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
June 17, 1998

DAKTRONICS, INC. AND SUBSIDIARIES                                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
(DOLLARS N THOUSANDS)


                                         Additions/
                        Balance at       Provisions
   Allowance for         Beginning      (Charged to    Deductions     Balance at
 Doubtful Accountsl       of Year         Expense)        (1)        End of Year
 ------------------       -------         --------        ---        -----------

1998                     $     194        $     179     $  (165)       $   208
1997                           129              130         (65)           194
1996                           113              274        (258)           129

(1) Write off of uncollectible accounts

                                INDEX OF EXHIBITS


3.    Exhibits
      3.1   Reserved
      3.2   Amended and Restated Articles of Incorporation of the Company. (1)
      3.3   Reserved
      3.4   Amended and Restated Bylaws of the Company. (1)
      4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
      10.1  Daktronics, Inc. 1993 Stock Option Plan. (1)
      10.2  Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (1)
      10.3  Daktronics, Inc. Employee Stock Ownership Plan and Trust. (3)
      10.4  Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
      10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
      10.6  Reserved
      10.7  Reserved
      10.8 Credit Agreement dated April 30, 1997 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(4)
      10.9  Reserved
      10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
      10.11 First Amendment to Credit Agreement dated December 23, 1997 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(5)
      10.12 Second Amendment to Credit Agreement dated April 24, 1998 between Norwest Bank Minnesota, National Association and Daktronics, Inc.(5)
      21.1  Subsidiaries of the Company.(1)
      23.1  Consent of McGladrey & Pullen, LLP.(5)
      27.1  Financial Data Schedule(5)

            (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
            (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
            (3) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 29, 1995 as Commission File No. 0-23246.
            (4) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on May 3, 1997 as Commission File No. 0-23246.
            (5)   Filed herewith