Form 10-Q
period 1998-08-01
DAKTRONICS INC /SD/
filed 1998-09-15
CIK 915779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 1, 1998

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


         ---------------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at August 31, 1998
    --------------------------                ------------------------------
    Common Stock, No par value                           4,329,938

================================================================================

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)
                                                                         -------

             Consolidated Balance Sheets -
             August 1, 1998 and May 2, 1998 ............................   3 - 4

             Consolidated Statements of Operations
             Three months ended
             August 1, 1998 and August 2, 1997 .........................     5

             Consolidated Statements of Cash Flows -
             Three months ended August 1, 1998 and
             August 2, 1997.............................................     6

             Notes to Consolidated Financial Statements.................   7 - 8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operation...............  9 - 12


Part II. Signatures.....................................................    13

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                AUGUST 1,
                                                  1998           MAY 2,
ASSETS                                         (UNAUDITED)       1998
                                               ----------     ----------

CURRENT ASSETS
  Cash and cash equivalents .................  $      130     $      148
  Accounts receivable less allowance
    for doubtful accounts of $239 at
    August 1, 1998 and $208 at May 2, 1998 ..      11,646         13,632
  Current maturities of long-term
    receivables .............................         794            990
  Inventories ...............................      12,721         10,994
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ...............................       9,887          1,523
  Prepaid expenses and other ................         340            448
  Deferred income tax benefit ...............       1,139          1,139
                                               ----------     ----------
    Total current assets ....................  $   36,657     $   28,874
                                               ----------     ----------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Long-term receivables,
    less current maturities .................       4,452          4,575
  Intangible assets and other ...............         734            814
                                               ----------     ----------
                                               $    5,186     $    5,389
                                               ----------     ----------

PROPERTY AND EQUIPMENT,
  at cost
    Land ....................................  $      532     $      492
    Buildings ...............................       5,297          5,069
    Machinery and equipment .................      13,164         12,177
    Office furniture and equipment ..........         698            403
    Transportation equipment ................         435            590
                                               ----------     ----------
                                               $   20,126     $   18,731
  Less accumulated depreciation .............       9,914          9,506
                                               ----------     ----------
                                               $   10,212     $    9,225
                                               ----------     ----------
                                               $   52,055     $   43,488
                                               ==========     ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     AUGUST 1,
                                                       1998           MAY 2,
LIABILITIES AND SHAREHOLDERS' EQUITY                (UNAUDITED)        1998
                                                    ----------      ----------

CURRENT LIABILITIES
  Notes payable, bank .........................     $    8,291      $    5,594
  Current maturities of
    long-term debt ............................            455             455
  Accounts payable ............................          9,117           5,730
  Accrued expenses ............................          3,515           3,752
  Billings in excess of costs and
    estimated earnings on uncompleted contracts          1,891             645
  Income taxes payable ........................            726             469
                                                    ----------      ----------
  Total current liabilities ...................     $   23,995      $   16,645
                                                    ----------      ----------

LONG-TERM DEBT
  Less current maturities .....................     $      712      $      783

DEFERRED INCOME ...............................     $      503      $      361

DEFERRED INCOME TAXES .........................     $      515      $      515

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 15,000,000 shares
    Issued August 1, 1998 4,329,010 shares
    May 2, 1998 4,324,210 shares ..............     $   11,755      $   11,722
  Retained earnings ...........................         14,584          13,471
                                                    ----------      ----------
                                                    $   26,339      $   25,193
Less:
  Cost of 4,920 treasury shares ...............             (9)             (9)
                                                    ----------      ----------
                                                    $   26,330      $   25,184
                                                    ----------      ----------
                                                    $   52,055      $   43,488
                                                    ==========      ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)


                                         THREE MONTHS ENDED
                                         ------------------
                                      AUGUST 1,       AUGUST 2,
                                        1998            1997
                                     (13 WEEKS)      (13 WEEKS)
                                     ----------      ----------

Net sales ........................   $   22,236      $   15,768
Cost of goods sold ...............       15,939          11,760
                                     ----------      ----------
    Gross profit .................   $    6,297      $    4,008
                                     ----------      ----------
Operating expenses:
  Selling ........................   $    2,638      $    2,207
  General and administrative .....          952             719
  Product design and development .          868             628
                                     ----------      ----------
                                     $    4,458      $    3,554
                                     ----------      ----------
    Operating income .............   $    1,839      $      454
Nonoperating income (expense):
  Interest income ................          102              96
  Interest expense ...............         (174)           (113)
  Other income ...................           94               7
                                     ----------      ----------
    Income before income taxes ...   $    1,861      $      444
Income tax expense ...............          748             175
                                     ----------      ----------
    Net income ...................   $    1,113      $      269
                                     ==========      ==========

Earnings per share:
    Basic ........................   $      .26      $      .06
                                     ----------      ----------
    Diluted ......................   $      .25      $      .06
                                     ----------      ----------


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                              AUGUST 1        AUGUST 2
                                                                1998            1997
                                                             (13 WEEKS)      (13 WEEKS)
                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................     $    1,113      $      269
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation .....................................            408             344
      Amortization .....................................             80             220
      Provision for doubtful accounts ..................             31              12
      Change in operating assets and
        liabilities ....................................         (2,914)           (928)
                                                             ----------      ----------
          Net cash (used in)
            operating activities .......................     $   (1,282)     $      (83)
                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...................     $   (1,395)     $     (355)
                                                             ----------      ----------
        Net cash (used in)
          investing activities .........................     $   (1,395)     $     (355)
                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ......................     $    2,697      $      883
  Principal payments on
    long-term debt .....................................            (71)           (268)
  Proceeds from exercise of stock options ..............             33              --
                                                             ----------      ----------
    Net cash provided by
      financing activities .............................     $    2,659      $      615
                                                             ----------      ----------
    Increase (decrease) in cash ........................     $      (18)     $      177
Cash:
  Beginning ............................................            148             118
                                                             ----------      ----------

  Ending ...............................................     $      130      $      295
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

         Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share are amounts used in the calculation of basic and diluted earnings per share for the three months ended August 1, 1998 and August 2, 1997 follows (amounts in thousands except per share amount):

                                                                           Per
                                                  Net                     Share
                                                Income       Shares      Amount
For the year ended August 1, 1998:
         Basic EPS...........................  $  1,113     $  4,324    $   0.26
         Effect of dilutive securities:
           Exercise of stock options.........        --           71         .01
                                               --------     --------    --------
         Diluted EPS.........................  $  1,113     $  4,395    $   0.25
                                               ========     ========    ========

For the year ended August 2, 1997:
         Basic EPS...........................  $    269     $  4,306    $   0.06
         Effect of dilutive securities:
           Exercise of stock options ........        --            7          --
                                               --------     --------    --------
         Diluted EPS.........................  $    269     $  4,313    $   0.06
                                               ========     ========    ========

         In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of August 1, 1998 and the results of its operations and cash flows for the three months ended August 1, 1998 and August 2, 1997. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                        August 1,       May 2,
                                                          1998           1998
                                                          ----           ----

                  Raw materials....................    $   8,658      $   8,657
                  Work-in-process..................        2,257            790
                  Finished goods...................        1,806          1,547
                                                       ---------      ---------
                                                       $  12,721      $  10,994
                                                       =========      =========

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

         During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. On October 28, 1997, a jury awarded the plaintiff an amount the Company had accrued as owing the plaintiff for royalties and commissions. The amount has been paid by the Company. The plaintiff has appealed part of the verdict. The Company's trial counsel is unable to evaluate the likelihood of an unfavorable outcome, or an estimate of the range or amount of possible loss, if any.

         The Company has recorded a provision for estimated costs to be incurred in connection with the litigation described above, as well as other miscellaneous claims and litigation arising in the ordinary course of business.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                                          THREE MONTHS ENDED
                                                    ----------------------------
                                                     AUGUST 1,         AUGUST 2,
                                                       1998              1997

                                                    (13 WEEKS)        (13 WEEKS)
                                                    ----------        ----------

         Net sales...............................       100.0%           100.0%
         Cost of goods sold......................        71.7%            74.6%
                                                     ---------         --------
         Gross profit............................        28.3%            25.4%
         Operating expenses......................        20.0%            22.5%
                                                     ---------         --------
         Operating income........................         8.3%             2.9%
         Interest income.........................         0.5%             0.6%
         Interest expense........................        (0.8%)           (0.7%)
         Other income ...........................         0.4%              --%
                                                     ---------       ----------
         Income before income
                  taxes..........................         8.4%             2.8%
         Income tax expense......................         3.4%             1.1%
                                                     ---------        ---------
         Net income..............................         5.0%             1.7%
                                                     =========        =========

NET SALES

         Net sales were $22.2 million for the three months ended August 1, 1998 compared to $15.8 million for the three months ended August 2, 1997. The increase in net sales was due primarily to increases in net sales in the federation and major league niches of the sports markets. The increase in the federation niche was due to the sales relating to the 1998 Central American Games and to the 2000 Sydney Olympics. The increase in the major league niche was the result of a contract with the Tampa Bay Buccaneers.

GROSS PROFIT

         Gross profit increased to $6.3 million for the three months ended August 1, 1998 from $4.0 million for the three months ended August 2, 1997. The increase in gross profit was the result of an increase in net sales and continued improvement in the gross profit percentage of sales.

OPERATING EXPENSES

         Selling expenses were $2.6 million for the three months ended August 1, 1998 and $2.2 million for the three months ended August 2, 1997. As a percent of sales, selling expenses decreased 2%.

         General and administrative expenses were $952,000 for the three months ended August 1, 1998 compared to $719,000 for the three months ended August 2, 1997. The increase was primarily attributable to increases in salary and personnel.

         Product design and development expenses increased to $868,000 for the three months ended August 1, 1998 from $628,000 for the three months ended August 2, 1997. The increase was due to a greater number of product development projects which included continued improvement of the Company's new LED video product, and upgrading and expanding existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income increased to $102,000 for the three months ended August 1, 1998 from $96,000 for the three months ended August 1, 1997.

INTEREST EXPENSE

         Interest expense increased to $174,000 for the three months ended August 1, 1998 from $113,000 for the three months ended August 2, 1997. The increase was the result of an increase in average loan balances.

INCOME TAX EXPENSE

         Income tax expense as a percentage of income before income taxes was 40% for both the three months ended August 1, 1998 and August 2, 1997, respectively.

NET INCOME

         Net income increased to $1,113,000 from $269,000 for the three months ended August 1, 1998 and August 2, 1997, respectively. The increase was due primarily to the increase in gross profit and net sales and a decrease in operating expenses.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $12.7 million at August 1, 1998 and $12.2 million at May 2, 1998. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the three months ended August 1, 1998 was $1,282,000. Net income of $1,113,000 plus depreciation and amortization of $488,000 were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $1,395,000 of purchases of property and equipment. Cash provided from financing activities included $2,697,000 net borrowings under the Company's line of credit and $33,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $71,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $868,000 for the three months ended August 1, 1998 and $628,000 for the three months ended August 2, 1997. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at the prime rate of interest established by the bank from time to time (8.50% at August 1, 1998) and is due on September 15, 2000. As of August 1, 1998, $8.3 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $21.5 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an Aggregate of $25.0 million in bonded work outstanding. At August 1, 1998, the Company had $7.9 million of bonded work outstanding against this line.

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



                                     /s/ Aelred J. Kurtenbach, President
                                    -----------------------------------
                                     Daktronics, Inc.
                                     (Dr. Aelred J. Kurtenbach, President)
                                     (President)


Date    September 15, 1998
     ---------------------
                                     /s/ Paul J. Weinand, Treasurer
                                    -------------------------------
                                     Daktronics, Inc.
                                     (Paul J. Weinand, Treasurer)
                                     (Principal Financial Officer)