Form 10-Q
period 1998-10-31
DAKTRONICS INC /SD/
filed 1998-12-11
CIK 915779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                             Commission file number
                                     0-23246
                                DAKTRONICS, INC.

            South Dakota                                 46-0306862
            ------------                                 ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation of organization)


                       331 32nd Avenue Brookings, SD 57006
                       -----------------------------------
            (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (605) 697-4000


       ------------------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                          Outstanding at December 1, 1998
----------------------------               -------------------------------
  Common Stock, No par value                          4,367,159
================================================================================

                                Daktronics, Inc.

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------

           Consolidated Balance Sheets -
           October 31, 1998 and May 2, 1998 ...........................   3 - 4

           Consolidated Statements of Income -
           Three months and six months ended
           October 31, 1998 and November 1, 1997 ......................     5

           Consolidated Statements of Cash Flows -
           Six months ended October 31, 1998 and
           November 1, 1997............................................     6

           Notes to Consolidated Financial Statements..................   7 - 8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operation................  9 - 12


Part II. Other Information.............................................  13 - 14

           Signatures..................................................    15

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     OCTOBER 31,
                                                        1998            MAY 2,
ASSETS                                               (UNAUDITED)         1998
                                                     -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents ...................      $       162      $       148
  Accounts receivable less allowance
    for doubtful accounts of $270 at
    October 31, 1998 and $208 at May 2, 1998 ..           17,287           13,632
  Current maturities of long-term
    receivables ...............................              838              990
  Inventories .................................           12,175           10,994
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts .................................            6,983            1,523
  Prepaid expenses and other ..................               44              448
  Deferred income tax benefit .................            1,139            1,139
                                                     -----------      -----------
    Total current assets ......................      $    38,628      $    28,874
                                                     -----------      -----------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Long-term receivables,
    less current maturities ...................      $     4,800      $     4,575
  Intangible assets and other .................              801              814
                                                     -----------      -----------
                                                     $     5,601      $     5,389
                                                     -----------      -----------

PROPERTY AND EQUIPMENT,
  at cost
    Land ......................................      $       532      $       492
    Buildings .................................            5,369            5,069
    Machinery and equipment ...................           13,510           12,177
    Office furniture and equipment ............              738              403
    Transportation equipment ..................              499              590
                                                     -----------      -----------
                                                     $    20,648      $    18,731
  Less accumulated depreciation ...............           10,314            9,506
                                                     -----------      -----------
                                                     $    10,334      $     9,225
                                                     -----------      -----------
                                                     $    54,563      $    43,488
                                                     ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          OCTOBER 31,
                                                             1998              MAY 2,
LIABILITIES AND SHAREHOLDERS' EQUITY                      (UNAUDITED)           1998
                                                          -----------       -----------
CURRENT LIABILITIES
  Notes payable, bank ..............................      $     7,245       $     5,594
  Current maturities of
    long-term debt .................................            1,355               455
  Accounts payable .................................            7,420             5,730
  Accrued expenses .................................            3,921             3,752
  Billings in excess of costs and
    estimated earnings on uncompleted contracts ....            1,944               645
  Income taxes payable .............................               --               469
                                                          -----------       -----------
    Total current liabilities ......................      $    21,885       $    16,645
                                                          -----------       -----------

LONG-TERM DEBT .....................................
  Less current maturities ..........................      $     4,572       $       783

DEFERRED INCOME ....................................      $       389       $       361

DEFERRED INCOME TAXES ..............................      $       515       $       515

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued October 31, 1998 4,330,278 shares
    May 2, 1998 4,324,210 shares ...................      $    11,783       $    11,722
  Retained earnings ................................           15,428            13,471
                                                          -----------       -----------
                                                          $    27,211       $    25,193
Less:
  Cost of 4,920 treasury shares ....................               (9)               (9)
                                                          -----------       -----------
                                                          $    27,202       $    25,184
                                                          -----------       -----------
                                                          $    54,563       $    43,488
                                                          ===========       ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                            --------------------------      --------------------------
                                            OCTOBER 31,     NOVEMBER 1,     OCTOBER 31,     NOVEMBER 1,
                                               1998            1997            1998            1997
                                            (13 WEEKS)      (13 WEEKS)      (26 WEEKS)      (27 WEEKS)
                                            ----------      ----------      ----------      ----------
Net sales .............................     $   24,233      $   16,936      $   46,469      $   32,704
Cost of goods sold ....................         18,064          12,049          34,003          23,809
                                            ----------      ----------      ----------      ----------
        Gross profit ..................     $    6,169      $    4,887      $   12,466      $    8,895
                                            ----------      ----------      ----------      ----------
Operating expenses:
    Selling ...........................     $    3,054      $    2,293           5,691      $    4,500
    General and administrative ........            885             793           1,837           1,512
    Product design and development ....            801             532           1,669           1,160
                                            ----------      ----------      ----------      ----------
                                            $    4,740      $    3,618      $    9,197      $    7,172
                                            ----------      ----------      ----------      ----------
        Operating income ..............     $    1,429      $    1,269      $    3,269      $    1,723
Nonoperating income (expense):
    Interest income ...................            191             160             293             256
    Interest expense ..................           (245)            (99)           (419)           (212)
    Other income ......................             34              44             128              51
                                            ----------      ----------      ----------      ----------
        Income before income taxes ....     $    1,409      $    1,374      $    3,271      $    1,818
Income tax expense ....................            566             545           1,314             720
                                            ----------      ----------      ----------      ----------
        Net income ....................     $      843      $      829      $    1,957      $    1,098
                                            ==========      ==========      ==========      ==========

Earnings per share (basic) ............     $      .19      $      .19      $      .45      $      .25
                                            ==========      ==========      ==========      ==========
Earnings per share (diluted) ..........     $      .19      $      .19      $      .44      $      .25
                                            ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                         SIX MONTHS ENDED
                                                                   ----------------------------
                                                                   OCTOBER 31,      NOVEMBER  1,
                                                                      1998             1997
                                                                   (26 WEEKS)       (27 WEEKS)
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................     $     1,957      $     1,098
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation ...........................................             808              684
      Amoritization ..........................................             160              440
      Provision for doubtful accounts ........................              62                9
      Change in operating assets and
        liabilities ..........................................          (7,310)          (1,619)
                                                                   -----------      -----------
          Net cash provided by (used in)
            operating activities .............................     $    (4,323)     $       612
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .........................     $    (1,917)     $      (816)
  Other, net .................................................            (147)             227
                                                                   -----------      -----------
  Net cash (used in)
      investing activities ...................................     $    (2,064)     $      (589)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ............................     $     1,651      $       709
  Proceeds from long-term debt ...............................           5,000               --
  Principal payments on
    long-term debt ...........................................            (311)            (671)
  Proceeds from exercise of stock options ....................              61               --
                                                                   -----------      -----------
  Net cash provided by
    financing activities .....................................     $     6,401      $        38
                                                                   -----------      -----------
  Increase in cash and cash equivalents ......................     $        14      $        61
Cash and cash equivalents:
  Beginning ..................................................             148              118
                                                                   -----------      -----------

  Ending .....................................................     $       162      $       179
                                                                   ===========      ===========

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

         Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the six months ended October 31, 1998 and November 1, 1997 follows (amounts in thousands except per share amounts):

                                                                                    Per
                                                         Net                       Share
                                                       Income       Shares         Amount
                                                     ---------     ---------     ---------
For the six months ended October 31, 1998:
        Basic EPS ..............................     $   1,957         4,330     $    0.45
        Effect of dilutive securities:
          Exercise of stock options ............            --            94           .01
                                                     ---------     ---------     ---------
        Diluted EPS ............................     $   1,957         4,424     $    0.44
                                                     =========     =========     =========

For the six months ended November 1, 1997:
        Basic EPS ..............................     $   1,098         4,306     $    0.25
        Effect of dilutive securities:
          Exercise of stock options ............            --            32            --
                                                     ---------     ---------     ---------
        Diluted EPS ............................     $   1,098         4,338     $    0.25
                                                     =========     =========     =========

         In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of October 31, 1998 and the results of its operations and cash flows for the six months ended October 31, 1998 and November 1, 1997. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B. INVENTORIES

         Inventories consist of the following (in thousands):

                                                October 31,      May 2,
                                                   1998           1998
                                                   ----           ----

                  Raw materials.............    $   9,953      $   8,657
                  Work-in-process...........          956            790
                  Finished goods............        1,266          1,547
                                                ---------      ---------
                                                $  12,175      $  10,994
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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -------------------------       -------------------------
                                         OCTOBER 31,     NOVEMBER 1,     OCTOBER 31,     NOVEMBER 1,
                                            1998            1997            1998            1997
                                         (13 WEEKS)      (13 WEEKS)      (26 WEEKS)      (27 WEEKS)
                                         ---------       ---------       ---------       ---------
Net sales ..........................         100.0%          100.0%          100.0%          100.0%
Cost of goods sold .................          74.5%           71.1%           73.2%           72.8%
                                         ---------       ---------       ---------       ---------
Gross profit .......................          25.5%           28.9%           26.8%           27.2%
Operating expenses .................          19.6%           21.4%           19.8%           21.9%
                                         ---------       ---------       ---------       ---------
Operating income ...................           5.9%            7.5%            7.0%            5.3%
Interest income ....................           0.8%            0.9%            0.6%            0.8%
Interest expense ...................          (1.0%)          (0.6%)          (0.9%)          (0.6%)
Other income .......................           0.1%            0.3%            0.3%            0.1%
                                         ---------       ---------       ---------       ---------
Income before income taxes .........           5.8%            8.1%            7.0%            5.6%
Income tax expense .................           2.3%            3.2%            2.8%            2.2%
                                         ---------       ---------       ---------       ---------
Net income .........................           3.5%            4.9%            4.2%            3.4%
                                         =========       =========       =========       =========

NET SALES

         Net sales were $24.2 million and $46.5 million for the three and six months ended October 31, 1998, compared to $16.9 million and $32.7 million for the three and six months ended November 1, 1997. The increase in net sales was primarily the result in increases in sales in most of the sport niche markets, particularly in the federation, major league and college and university markets.

         Based on current backlog and customer quotations, the Company believes that net sales for the last six months of fiscal year 1999 should exceed the last six months of fiscal year 1998.

GROSS PROFIT

         Gross profit increased 27% from $4.9 million for the three months ended November 1, 1997 to $6.2 million for the three months ended October 31, 1998 while gross profit as a percentage of net sales decreased from 28.9% to 25.5%, respectively.

         Gross profit increased 40% from $8.9 million for the six months ended November 1, 1997 to $12.5 million for the six months ended October 31, 1998 while gross profit as a percentage of net sales decreased from 27.2% to 26.8%, respectively.

         The increase in gross profit was the result of increased net sales for the two periods. The decrease in gross profit as a percentage of sales for the periods was primarily the result of introducing the newest version of the ProStar(TM) Video Plus display into two college and university stadiums with virtually no gross profit in the second quarter.

         Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES

         Selling expenses increased from $2.3 million for the three months ended November 1, 1997, to $3.1 million for the three months ended October 31, 1998. Selling expenses increased from $4.5 million for the six months ended November 1, 1997 to $5.7 million for the six months ended October 31, 1998. The increases were due primarily to the addition of sales staff and increased selling activity.

         General and administrative expenses increased from $793,000 and $1.5 million for the three and six months ended November 1, 1997 to $885,000 and $1.8 million for the three and six months ended October 31, 1998. The increases were due to increases in salary and personnel to support company growth.

         Product design and development was $532,000 and $1.2 million for the three and six months ended November 1, 1997 and $801,000 and $1.7 million for the three and six months ended October 31, 1998 as the Company continues to aggressively develop its family of ProStar(TM) Video Plus displays.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $160,000 and $256,000 for the three and six months ended November 1, 1997 to $191,000 and $293,000 for the three and six months ended October 31, 1998. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE

         Interest expense increased from $99,000 and $212,000 for the three and six month periods ended November 1, 1997 to $245,000 and $419,000 for the three and six months ended October 31, 1998. The increase was due to an increase in average loan balances.

INCOME TAX EXPENSE

         Income taxes as a percentage of income before income taxes were 40% for the six months ended November 1, 1997 and October 31, 1998 respectively.

NET INCOME

         Net income was $829,000 and $1.1 million for the three and six months ended November 1, 1997 compared to $843,000 and $2.0 million for the three and six months ended October 31, 1998. The increase was due to an increase in net sales.

            Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $16.7 million at October 31, 1998 and $12.2 million at May 2, 1998. Working capital provided by net income, depreciation and amortization, and $5.0 million in additional long-term debt was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the six months ended October 31, 1998 was $4.3 million. Net income of $2.0 million plus depreciation and amortization of $968,000 were offset by an increase in inventories and receivables including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $1,917,000 of purchases of property and equipment. Cash provided from financing activities included $1,651,000 net borrowings under the Company's line of credit, borrowings under a long-term financing agreement of $5.0 million and $61,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $311,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.7 million for the six months ended October 31, 1998 and $1.2 million for the six months ended November 1, 1997. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (6.82% at October 31, 1998) and is due on October 1, 2001. As of October 31, 1998, $7.2 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At October 31, 1998, the Company had $4.9 million of bonded work outstanding against this line.

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

         YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and is in the process of implementation of new enterprise resource planning software which will be fully operational in fiscal 1999 and has been represented by the vendor to be Year 2000 compliant. The cost of the new software will be capitalized. The Company has initiated discussions with its key suppliers to determine whether they have any Year 2000 issues. At this time the Company has not received assurances from all critical vendors. The Company has not incurred any material expenses to date in connection with this evaluation, and does not anticipate material expenses in the future, depending on the status of its key suppliers with respect to this issue. The Company has reviewed its computer programs which it includes in its display systems and has started to implement changes to be Year 2000 compliant. The Company has determined that the cost of these modifications will not have a material impact on the result of operations in upcoming fiscal years.

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

                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS

         During the year ended May 3, 1997, a lawsuit was brought by another party alleging the Company breached contracts, committed tortious interference with contract, intentionally inflicted emotional distress and is responsible for compensatory and punitive damages. On October 28, 1997, a jury awarded the plaintiff an amount the Company had accrued as owing the plaintiff for royalties and commissions. The amount has been paid by the Company. The plaintiff appealed part of the verdict which was upheld by the appellate court on September 19, 1998 and in favor of the Company.

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 19, 1998 the Company adopted a shareholders rights plan. A copy of this plan is included in form 8-K filed on November 30, 1998.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following items and the results were submitted to the shareholders at the annual meeting held on August 19, 1998.

1. Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

     James B. Morgan:    For 4,183,840   Against 37,564   Abstain)
     Duane E. Sander:    For 4,183,840   Against 1,933    Abstain) 46,333
     John L. Mulligan:   For 4,183,840   Against 16,211   Abstain)

2. Consider and vote upon a proposal to approve the Amendment to the Amended and Restated Articles of Incorporation increasing the shares authorized to be issued from 15,000,000 to 30,000,000.

     For 4,036,183     Against 239,883     Abstain 12,439

3. Consider and vote upon a proposal to approve an amendment to the Daktronics, Inc. 1993 Stock Option Plan increasing the number of shares reserved for issuance under the Plan by 300,000 shares.

     For 2,927,486     Against 174,318     Abstain 11,383

4. Consider and vote upon a proposal to approve an amendment to the Daktronics, Inc. 1993 Outside Directors Stock Option Plan increasing the number of shares reserved for issuance under the Plan by 100,000 shares.

     For 2,825,048     Against 252,046     Abstain 31,245

5. Ratification of the appointment of McGladrey & Pullen as independent auditors for the Company for the fiscal year ending 1 May 1999.

     For 4,223,242     Against 56,147      Abstain 9,453

Item 6 - EXHIBITS

         4.2 - Shareholder Rights Agreement (1)

         10.6 - Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics Inc.

         (1) Incorporated by reference under exhibit number 4.1 to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.

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



                                    /s/ Aelred J. Kurtenbach, President
                                   -----------------------------------
                                    Daktronics, Inc.
                                    (Dr. Aelred J. Kurtenbach, President)
                                    (President)


Date   December 11, 1998
     -------------------
                                    /s/ Paul J. Weinand, Treasurer
                                   -------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)