Form 10-Q
period 1999-01-30
DAKTRONICS INC /SD/
filed 1999-03-15
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  January 30, 1999

                             Commission file number
                                     0-23246
                                DAKTRONICS, INC.

            South Dakota                               46-0306862
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation of organization)


                331 32nd Avenue Brookings, SD             57006
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)


        Registrant's telephone number, including area code (605) 697-4000

    ------------------------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                     Outstanding at January 30, 1999
       --------------------------          -------------------------------
       Common Stock, No par value                    4,368,681

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)
                                                                         -------

            Consolidated Balance Sheets -
            January 30, 1999 and May 2, 1998 ...........................  3 - 4

            Consolidated Statements of Operations
            Three months and nine months ended
            January 30, 1999 and January 31, 1998.......................    5

            Consolidated Statements of Cash Flows -
            Nine months ended January 30, 1999 and
            January 31, 1998............................................    6

            Notes to Consolidated Financial Statements..................  7 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operation................  9 - 12


Part II.  Other Information.............................................    13

            Signatures..................................................    14

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                               JANUARY 30,
                                                  1999            MAY 2,
ASSETS                                         (UNAUDITED)         1998
                                               -----------        ------

CURRENT ASSETS
  Cash and cash equivalents ................    $   227          $   148
  Accounts receivable less allowance
    for doubtful accounts of $160 at
    January 30, 1999 and $208 at May 2, 1998     13,140           13,632
  Current maturities of long-term
    receivables ............................        998              990
  Inventories ..............................     11,995           10,994
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ..............................      8,016            1,523
  Prepaid expenses and other ...............        285              448
  Deferred income tax benefit ..............      1,139            1,139
                                                -------          -------
    Total current assets ...................    $35,800          $28,874
                                                -------          -------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Long-term receivables,
    less current maturities ................    $ 6,344          $ 4,575
  Intangible assets and other ..............        729              814
                                                -------          -------
                                                $ 7,073          $ 5,389
                                                -------          -------

PROPERTY AND EQUIPMENT,
  at cost
    Land ...................................    $   532          $   492
    Buildings ..............................      5,371            5,069
    Machinery and equipment ................     14,569           12,177
    Office furniture and equipment .........        701              403
    Transportation equipment ...............        744              590
                                                -------          -------
                                                $21,917          $18,731
  Less accumulated depreciation ............     10,806            9,506
                                                -------          -------
                                                $11,111          $ 9,225
                                                -------          -------
                                                $53,984          $43,488
                                                =======          =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   JANUARY 30,
                                                       1999             MAY 2,
LIABILITIES AND SHAREHOLDERS' EQUITY               (UNAUDITED)           1998
                                                   -----------          ------

CURRENT LIABILITIES
  Notes payable, bank .........................    $  8,712           $  5,594
  Current maturities of
    long-term debt ............................       1,355                455
  Accounts payable ............................       4,849              5,730
  Accrued expenses ............................       3,969              3,752
  Billings in excess of costs and
    estimated earnings on uncompleted contracts       2,372                645
  Income taxes payable ........................          32                469
                                                   --------           --------
    Total current liabilities .................    $ 21,289           $ 16,645
                                                   --------           --------

LONG-TERM DEBT
  Less current maturities .....................    $  4,269           $    783

DEFERRED INCOME ...............................    $    320           $    361

DEFERRED INCOME TAXES .........................    $    515           $    515

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued January 30, 1999 4,368,681 shares
    May 2, 1998 4,324,210 shares ..............    $ 11,816           $ 11,722
  Retained earnings ...........................      15,784             13,471
                                                   --------           --------
                                                   $ 27,600           $ 25,193
Less:
  Cost of 4,920 treasury shares ...............          (9)                (9)
                                                   --------           --------
                                                   $ 27,591           $ 25,184
                                                   --------           --------
                                                   $ 53,984           $ 43,488
                                                   ========           ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  -------------------------------      ---------------------------
                                                                  JANUARY 30,         JANUARY 31,      JANUARY 30,     JANUARY 31,
                                                                     1999                1998             1999            1998
                                                                  (13 WEEKS)          (13 WEEKS)       (39 WEEKS)      (39 WEEKS)
                                                                  ----------          ----------       ----------      ---------

Net sales...................................................        $17,681            $17,168          $64,150          $49,872
Cost of goods sold..........................................         12,721             12,525           46,724           36,334
                                                                    -------            -------          -------          -------
    Gross profit............................................        $ 4,960            $ 4,643          $17,426          $13,538
                                                                    -------            -------          -------          -------
Operating expenses:
  Selling...................................................        $ 2,738            $ 2,307          $ 8,429          $ 6,807
  General and administrative................................            724                828            2,561            2,340
  Product design and development............................            933                500            2,602            1,660
                                                                    -------            -------          -------          -------
                                                                    $ 4,395            $ 3,635          $13,592          $10,807
                                                                    -------            -------          -------          -------
    Operating income........................................        $   565            $ 1,008          $ 3,834          $ 2,731
Nonoperating income (expense):
  Interest income...........................................            221                155              514              411
  Interest expense..........................................          (255)               (149)            (674)            (361)
  Other income..............................................             68                 48              196               99
                                                                    -------            -------          -------          -------
    Income  before income taxes.............................        $   599            $ 1,062          $ 3,870          $ 2,880
Income tax expense..........................................            243                369            1,557            1,089
                                                                    -------            -------          -------          -------
    Net income..............................................        $   356            $   693          $ 2,313          $ 1,791
                                                                    =======            =======          =======          =======

Earnings per share:
  Basic.....................................................        $   .08            $   .16          $   .53          $   .41
                                                                    =======            =======          =======          =======
  Diluted...................................................        $   .08            $   .16          $   .52          $   .41
                                                                    =======            =======          =======          =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                     NINE MONTHS ENDED
                                                                                              -------------------------------
                                                                                              JANUARY 30,         JANUARY 31,
                                                                                                 1999                1998
                                                                                              (39 WEEKS)          (39 WEEKS)
                                                                                               ---------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................................................        $  2,313            $  1,791
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation......................................................................           1,300               1,044
      Amortization......................................................................             240                 660
      Provision for doubtful accounts...................................................              92                  25
      Change in operating assets and
        liabilities.....................................................................          (8,433)             (1,507)
                                                                                                --------            --------
          Net cash provided by (used in)
            operating activities........................................................        $ (4,488)           $  2,013
                                                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment....................................................        $ (3,186)            $(1,612)
  Other, net............................................................................             155                 256
                                                                                                --------            --------
      Net cash (used in)
        investing activities............................................................        $ (3,031)            $(1,356)
                                                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable.......................................................        $  3,118            $    720
  Proceeds from long-term debt..........................................................           5,000                  --
  Principal payments on
    long-term debt......................................................................            (614)               (917)
  Proceeds from exercise of stock options...............................................              94                  --
                                                                                                --------            --------
      Net cash provided by (used in)
      financing activities..............................................................        $  7,598            $   (197)
                                                                                                --------            --------
    Increase in cash and cash equivalents...............................................        $     79            $    460
Cash and cash equivalents:
  Beginning.............................................................................             148                 118
                                                                                                --------            --------

  Ending................................................................................        $    227            $    578
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

            Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the nine months ended January 30, 1999 and January 31, 1998 follows (amounts in thousands except per share amounts):

                                                                                                                          Per
                                                                                       Net                               Share
                                                                                     Income          Shares             Amount
For the nine months ended January 30, 1999:
            Basic EPS.......................................................        $2,313            4,340            $  .53
            Effect of dilutive securities:
              Exercise of stock options.....................................            --              120              (.01)
                                                                                    ------            -----            ------
            Diluted EPS.....................................................        $2,313            4,460            $  .52
                                                                                    ======            =====            ======

For the nine months ended January 31, 1998:
            Basic EPS.......................................................        $1,791            4,308            $  .41
            Effect of dilutive securities:
              Exercise of stock options                                                 --               63                --
                                                                                    ------            -----            ------
            Diluted EPS.....................................................        $1,791            4,371            $  .41
                                                                                    ======            =====            ======

            In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of January 30, 1999 and the results of its operations and cash flows for the nine months ended January 30, 1999 and January 31, 1998. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B.  INVENTORIES
            Inventories consist of the following (in thousands):

                                                     January 30,         May 2,
                                                        1999              1998
                                                     -----------        -------

               Raw materials...................       $ 7,801           $ 8,657
               Work-in-process.................         2,802               790
               Finished goods..................         1,392             1,547
                                                      -------           -------
                                                      $11,995           $10,994
                                                      =======           =======

NOTE C. LITIGATION
            On May 4, 1995, the Company was served with a complaint alleging that the Company infringed on the plaintiff's patent rights. On November 5, 1997, the case was dismissed and the plaintiff appealed the decision. On February 5, 1999 the United States Court of Appeals affirmed the lower court decision.

            On February 17, 1999, Daktronics was sued in the circuit court of Hillsborough County, Florida by the Buccaneers Football Stadium Limited Partnership, an affiliated company of the Tampa Bay Buccaneers football team. The lawsuit alleges that the quality of the video displays installed at Raymond James Stadium in Tampa, Florida does not meet the contract requirements. The lawsuit seeks either to rescind the contract under which Daktronics furnished the scoring and display equipment for the Stadium and obtain the return of all funds paid or to obtain damages for breach of contract. The Tampa Sports Authority owns Raymond James Stadium and is not a plaintiff in the action.

            The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics has received approximately $3.1 million in payments under the contract and has unpaid invoices outstanding in the amount of approximately $2.9 million. In addition, the plaintiff is in default on a payment in the amount of $257,347 under a promissory note to Daktronics as part of the contract. Daktronics believes these payments have been unreasonably withheld and intends to file a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

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

            The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31

RESULTS OF OPERATIONS
            The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          ---------------------------------          ------------------------------
                                                          JANUARY 30,           JANUARY 31,          JANUARY 30,         JANUARY 31,
                                                              1999                 1998                 1999                1998
                                                          (13 WEEKS)            (13 WEEKS)           (39 WEEKS)          (39 WEEKS)
                                                          ----------            ----------           ----------          -----------

Net sales...........................................        100.0%               100.0%               100.0%               100.0%
Cost of goods sold..................................         71.9%                73.0%                72.8%                72.9%
                                                             -----                -----                -----                -----
Gross profit........................................         28.1%                27.0%                27.2%                27.1%
Operating expenses..................................         24.9%                21.1%                21.2%                21.6%
                                                             -----                -----                -----                -----
Operating income....................................          3.2%                 5.9%                 6.0%                 5.5%
Interest income.....................................          1.2%                 0.9%                  .8%                 0.8%
Interest expense....................................         (1.4%)               (0.9%)               (1.1%)               (0.7%)
Other income........................................           .4%                 0.3%                  .3%                 0.2%
                                                               ---                 ----                  ---                 ----
Income before income taxes..........................          3.4%                 6.2%                 6.0%                 5.8%
Income tax expense..................................          1.4%                 2.2%                 2.4%                 2.2%
                                                              ----                 ----                 ----                 ----
Net income..........................................          2.0%                 4.0%                 3.6%                 3.6%
                                                              ====                 ====                 ====                 ====

NET SALES
            Net sales were $17.7 million and $64.2 million for the three and nine months ended January 30, 1999, compared to $17.2 million and $49.9 million for the three and nine months ended January 31, 1998, representing an increase of 3% for the three month period and an increase of 29% for the nine month period. The increase in net sales for the three and nine month periods was the result of increased sales in most of the sport niche markets. The Company also experienced an increase in sales volume of smaller orders in the sports and business markets over the same periods.

            Based on current backlog and customer quotations, the Company believes that net sales for the last three months of fiscal year 1999 will be similar to and may exceed the last three months of fiscal year 1998.

GROSS PROFIT
            Gross profit increased 7% from $4.6 million for the three months ended January 31, 1998 to $5.0 million for the three months ended January 30, 1999. Gross profit as a percentage of net sales was 27.0% for the three months ended January 31, 1998 compared to 28.1% for the three months ended January 30, 1999.

            Gross profit increased 29% from $13.5 million for the nine months ended January 31, 1998 to $17.4 million for the nine months ended January 30, 1999. Gross profit as a percentage of net sales was 27% for the nine months ended January 31, 1998 and January 30, 1999.

            Due in part to the impact of large orders and the amount of subcontracting work associated with installation of these products, the Company expects that its gross profit margin will continue to fluctuate in future periods.

OPERATING EXPENSES
            Selling expenses increased from $2.3 million for the three months ended January 31, 1998, to $2.7 million for the three months ended January 30, 1999. Selling expenses increased from $6.8 million for the nine months ended January 31, 1998 to $8.4 million for the nine months ended January 30, 1999. The increases were due primarily to the addition of sales staff and increased selling activity.

            General and administrative expenses decreased from $828,000 for the three months ended January 31, 1998 to $724,000 for the three months ended January 30, 1999. General and administrative expenses increased from $2.3 million for the nine months ended January 31, 1998 to $2.6 million for the nine months ended January 30, 1999.

            Product design and development was $500,000 and $1.7 million for the three and nine months ended January 31, 1998 and $933,000 and $2.6 million for the three and nine months ended January 30, 1999. The Company continues to make improvements on existing products and develops new products for use in current and potential markets. The major emphasis in the current fiscal year has been the continued development of the ProStar(TM) Video Plus displays.

INTEREST INCOME
            The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both which result in long-term receivables. Interest income increased from $155,000 and $411,000 for the three and nine months ended January 31, 1998 to $221,000 and $514,000 for the three and nine months ended January 30, 1999. The increase was due to higher average balances of long-term receivables.

INTEREST EXPENSE
            Interest expense was $149,000 and $361,000 for the three and nine month periods ended January 31, 1998 and $255,000 and $674,000 for the three and nine months ended January 30, 1999. The increase was due to an increase in average loan balances.

INCOME TAX EXPENSE
            Income taxes as a percentage of income before income taxes was 38% and 40% for the nine months ended January 31, 1998 and January 30, 1999 respectively

NET INCOME
            Net income was $358,000 for the three months ended January 30, 1999 compared to $693,000 for the three months ended January 31, 1998. The decrease for the three months was due primarily to an increase in operating expenses without a corresponding increase in Sales. Net income for the nine months ended January 30, 1999 was $2.3 million compared to net income of $1.8 million for the nine months ended January 31, 1998. The increase for the nine months was due to increased net sales. Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES
            Working capital was $14.5 million at January 30, 1999 and $12.2 million at May 2, 1998. Working capital provided by net income, depreciation and amortization, and $5.0 million in additional long-term debt was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

            Cash used by operations for the nine months ended January 30, 1999 was $4.5 million. Net income of $2.3 million plus depreciation and amortization of $1.5 million were offset by an increase in inventories and receivables including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted primarily of $3.2 million of purchases of property and equipment. Cash provided from financing activities included $3.1 million net borrowings under the Company's line of credit, borrowings under a long-term financing agreement of $5.0 million and $94,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $614,000 of repayment of long-term debt.

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

            The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.7 million for the nine months ended January 31, 1998 and $2.6 million for the nine months ended January 30, 1999. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

            The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (6.488% at January 30, 1999) and is due on October 1, 2001. As of January 30, 1999, $8.7 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio and a maximum ratio of liabilities to tangible net worth.

            The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $25.0 million in bonded work outstanding. At January 30, 1999, the Company had $19.5 million of bonded work outstanding against this line.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

            On February 17, 1999, Daktronics was sued in the circuit court of Hillsborough County, Florida by the Buccaneers Football Stadium Limited Partnership, an affiliated company of the Tampa Bay Buccaneers football team. The lawsuit alleges that the quality of the video displays installed at Raymond James Stadium in Tampa, Florida does not meet the contract requirements. The lawsuit seeks either to rescind the contract under which Daktronics furnished the scoring and display equipment for the Stadium and obtain the return of all funds paid or to obtain damages for breach of contract. The Tampa Sports Authority owns Raymond James Stadium and is not a plaintiff in the action.

            The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics has received approximately $3.1 million in payments under the contract and has unpaid invoices outstanding in the amount of approximately $2.9 million. In addition, the plaintiff is in default on a payment in the amount of $257,347 under a promissory note to Daktronics as part of the contract. Daktronics believes these payments have been unreasonably withheld and intends to file a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                /s/ Aelred J. Kurtenbach, President
                                -----------------------------------------------
                                Daktronics, Inc.
                                (Dr. Aelred J. Kurtenbach, President)
                                (President)


Date  March 11, 1999

                                /s/ Paul J. Weinand, Treasurer
                                -----------------------------------------------
                                Daktronics, Inc.
                                (Paul J. Weinand, Treasurer)
                                (Principal Financial Officer)