Form 10-K405
period 1999-05-01
DAKTRONICS INC /SD/
filed 1999-07-30
CIK 915779

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 1, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23246
                                DAKTRONICS, INC.
             (Exact name of registrant as specified in its charter)

South Dakota                                41-0306862
------------                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

331 32nd Avenue, Brookings, SD              57006
------------------------------              -----
(Address of principal executive offices)    (Zip code)

         Registrant's telephone number, including area code (605) 697-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

                                  ------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of July 26, 1999, 4,369,941 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of July 26, 1999 was approximately $37,600,000 based on the closing price of $12 per share of July 26, 1999 on the NASDAQ/NMS).
                       Documents Incorporated By Reference
                       -----------------------------------

Selected portions of the Definitive Proxy Statement Incorporated into Part III Statement for the Annual Meeting of Shareholders to be held August 18, 1999

================================================================================

                                DAKTRONICS, INC.

                                Table of Contents


                                                                         Page(s)
                                                                         -------

PART I................................................................... 2 - 15

PART II..................................................................16 - 36

PART III.................................................................     37

PART IV..................................................................37 - 58

Signatures...............................................................     39

                                     PART I

Item 1. Business.

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS THAT ARE NOT HISTORICAL STATEMENTS OF FACT REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (i) THE COMPANY'S FINANCING PLANS; (ii) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (iii) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (iv) THE DECLARATION AND PAYMENT OF DIVIDENDS. THE WORDS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," "INTEND," "PLANS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO CONTROL, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business and government applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Thousands of Daktronics displays communicate with millions of viewers every day in more than 65 countries worldwide.

The Company has sold display systems ranging from small standard scoreboards priced under $1,000 to large complex display systems priced in excess of $13 million. In fiscal 1999, sales of products and services under $50,000 represented approximately 28% of net sales.

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

During the 1990's, the Company has continued to expand its product lines, increase market share in its existing markets and develop new markets for its products. Daktronics has enhanced its Starburst(R) display technology by developing new lens and reflector designs to capture viewer attention and reduce energy consumption. The Company has display control circuitry capability to display 16 million possible color combinations at 30 frames per second. The Company has utilized this circuiting to develop technology for LED video displays. Examples of the Company's continued market penetration include (i) scoreboards and/or LED video displays for Seattle Mariners, Indianapolis Motor Speedway, University of Georgia, Ohio State University, (ii) commercial displays in Times Square, New York; Las Vegas, Nevada and Branson, Missouri; and (iii) variable message systems for highway and mass transit use in California, Washington, Delaware, Illinois and Pennsylvania.

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

STARBURST(R) COLOR INCANDESCENT LAMP DISPLAYS. Starburst(R) displays use four colors (red, green, blue and clear) to display many shades of color when different combinations of lights are illuminated. The most popular Starburst(R) displays use reflectors with colored lenses over clear lamps. Each of the display lamps is turned on and off at different intervals and rates determined by the software in the controller to change what is presented on the display. The Company-designed reflector and lens system consumes less energy than a traditional incandescent lamp display while maintaining the brightness of the display to the viewing audience. The Starburst(R) color displays are used both indoors and outdoors and provide customers the flexibility of displaying text, numbers, graphics, animation and other types of information. Among the thousands of the Company's Starburst(R) installations are displays at Caesars Palace, Penn State University, Tacoma Dome and the Marine Midland Arena, and various indoor and outdoor sports facilities.

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

REFLECTIVE DISPLAYS. The Company's Glow Cube(R) display technology uses three-dimensional pixels or "cubes." Each pixel is programmed to turn so that the viewing surface of the cube flips from a bright color to a dark contrasting color. Words and graphics form as each pixel flips from one color to the other. Glow Cube(R) displays are generally used outdoors, use less power and can be configured in a wide variety of sizes. Because a Glow Cube(R) display reflects sunlight during the day and fluorescent light at night, the display consumes relatively little power while operating. The Company's 7 x 18 foot Glow Cube(R) displays for the PGA TOUR each operate on a golf cart battery and are moved between tour sites throughout the season. Daktronics has also provided Glow Cube(R) displays for the 1996 Summer Olympic Games, the 1994 Winter Olympic Games and transportation departments in Connecticut, New Jersey and Virginia, and will be providing displays for the 2000 Sydney Olympics.

Another reflective product is the MagneView(TM) technology, with its two dimensional design, is a low cost alternative to the Glow Cube(R) technology. This technology, along with others, was incorporated into the displays at the 1996 Summer Olympics in Atlanta, and will also be used for the 2000 Summer Olympics in Sydney.

LED (LIGHT EMITTING DIODE) DISPLAYS. The Company's LED displays use programmable light emitting diodes as the light source for each display pixel. LED technology uses individual indicator elements that are commonly found in applications such as automobile dashboards, small appliances and digital clocks. The LEDs turn on and off at different intervals and rates to form the display images. One line LED displays are used for text, and larger LED displays are used for text, graphics, animation and video. LED displays can be one or multiple colors. The LED technology is advantageous because of the long life of LEDs and their low power consumption. Daktronics manufactures both indoor and outdoor LED displays (including its own pixels). Displays range from small character-based DataTrac(TM) signs to 16 million color ProStar(R) video displays.

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

The Company also offers a variety of statistics and results software under the DakStats(R) trademark to compliment the controllers.

LARGE MATRIX PRODUCTS
The Large Matrix product group consist of displays having a large number of display pixels (dots or picture elements that make up an image). The pixels offered are incandescent, LED, or reflective Glow Cube(R) pixels.

In recent years, the electronic sign industry has grown more and more sophisticated with the increased capability of the desktop PC.

Large Matrix Displays. Previously, conventional matrix displays formed images by simply turning a pixel on or off, displays today have the ability to vary the intensity of each pixel to allow the generation of multiple colors. These displays have the capability to display up to 16 million colors at speeds that allow the display of video information.

The large matrix product offering spans from a basic 24 pixel high display with on/off pixel control up to a full large-screen video at the high end.

Daktronics ProStar(R) LED technology, which uses red, green, and blue (RGB) LEDs at brightness levels adequate for outdoor, is well suited to display video because of its very quick response times. The 16 million color RGB LED displays offer state-of-the-art video and animation capability at a price significantly less than traditional large screen videos used in sports stadiums. The first ProStar(R) installations were installed in the fall of 1997. Through fiscal year 1999, 45 ProStar(R) displays have been installed.

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

BUSINESS PRODUCTS
The Business Products develops the Company's DataTrac(TM) and InfoNet(TM) product lines intended primarily as text-base message displays. They cost less than a large matrix display which are designed for full graphics and animation.

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

The Venus(R) 1500 is the software used on a PC that allows creation of messages and simple graphic sequences for downloading to a DataTrac(TM), InfoNet(TM), Galaxy(TM) or SunSpot(R) display, or future display models containing an MDC. The Venus(R) 1500 software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications.

The protocol for transferring data into the MDC is called the Venus(R) 1500 protocol. For applications not addressed by the Venus(R) 1500, OEM's can purchase the Company displays and write their own software using the Venus(R) 1500 protocol to communicate to the displays. The Company also offers a software module the OEM's can incorporate into a Windows(R) based program to reduce the time it takes to write this interface. Several OEM's have implemented the Venus(R) 1500 protocol into these applications, resulting in display sales in both the aviation market and the automatic call distribution (ACD) market (ie. Credit card processing centers).

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

The Company's display systems have been sold throughout the United States and in more than 65 countries worldwide. Daktronics markets and sells its products worldwide by direct sales and through independent resellers. The Company's sales personnel learn the needs of the Company's markets and customers by establishing relationships with existing and prospective customers, attending trade shows, conventions and seminars, and participating with customers in the installation of the Company's products.

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

The Company's direct sales staff, who are grouped by end user market, are also responsible for international sales in their respective markets. During fiscal 1999, 1998 and 1997, 11.4%, 9.3% and 14.9% of the Company's net sales, respectively, were derived from international sales. The typical terms for international sales is letter of credit or payment in advance in United States dollars. Daktronics intends to expand its international sales. The Company has a strategic business alliance with Omega Electronics, S.A. of Bienne, Switzerland, that makes use of each other's complementary core business positions. Omega Electronics, a leading timing systems manufacturer, is now a distributor of the Company's scoreboards and matrix displays for use in sports applications around the world. The Company started to receive orders in fiscal 1996 from Omega Electronics. The Company has added Omega Electronics sports timing and photo finish products to its product offering for sale in the United States and Canada.

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

GOVERNMENT     Legislatures and Assemblies, Departments of Transportation,
               Financial Exchanges, Airlines, Transit

During fiscal 1999, the Company's net sales to the sports market were approximately 70% of net sales, while the business and government markets accounted for approximately 20% and 5%, respectively, of net sales.

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

To enhance the level of service available to its customers, the Company has established 17 service centers in 15 states and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company uses a network of authorized service dealers in other domestic locations and in a number of other countries.

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

Daktronics engineering department, consists of three design groups, each aligned with one of the three primary product families, namely:

     *    Sports Products
     *    Large Matrix
     *    Business Products (See "Product Families" Section)

Each of these design groups is autonomous to allow it to focus on the respective product family. This organizational structure, plus a concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design, positions the company for even more effective product development in the future.

Daktronics believes its engineering capability and experience are unparalleled among its competitors and its product development capability will continue to be a very important factor in its market position.

Product development expenses for fiscal 1999, 1998, and 1997 were approximately $3,809,000, $2,409,000 and $2,208,000 respectively.

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

BACKLOG

The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $34 million as of June 30, 1999 and $22.2 million as of June 30, 1998. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

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

Many of the Company's competitors compete in only one or a few of the market niches served by the Company. There are generally more competitors in markets that require less complicated information display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are fewer competitors. Nevertheless, competition may be intense even within markets which require more complex display systems. Some of the Company's primary competitors are White Way Sign and Maintenance Company, Chicago, Illinois; Display Solutions, Inc., Atlanta, Georgia; Nevco, Inc., Greenville, Illinois; Trans-Lux Corporation, Norwalk, Connecticut; and Display Technologies, Inc., Orlando, Florida.

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

INTELLECTUAL PROPERTY

Daktronics currently owns one United States patent. The patent pertains to the lens display technology and expires in 2011. The Company relies principally on trademarks, rather than patents, to help establish and preserve limited proprietary protection for its products. The Company has 22 trademarks registered in the United States. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, controller software and other works of authorship are also subject to applicable copyright laws. The Company typically provides software to its customers in only machine readable form to help preserve trade secret protection which may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

At June 30, 1999, Daktronics employed approximately 638 full time employees and 363 part time and temporary employees. Of these employees, approximately 529 were in manufacturing, 238 in sales, marketing and customer service, 185 in engineering, and 49 in administration. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     AELRED J. KURTENBACH, PH.D. (65) is a co-founder of the Company and has served as a director and as President of the Company since its incorporation. Dr. Kurtenbach also served as Treasurer until 1993. Dr. Kurtenbach has 42 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

     DUANE E. SANDER, PH.D. (61) is a co-founder of the Company and has served as a director and as Secretary of the Company since its incorporation. Dr. Sander has recently retired as Dean of Engineering at South Dakota State University where he has taught electrical engineering courses and directed biomedical research projects since 1967.

     JAMES B. MORGAN (52) joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Since 1970, he has been employed by the Company as its Engineering Manager and since 1975 as its Vice President, Engineering, with responsibility for product development, contract design, project management for customer contracts, and corporate information and scheduling systems. Mr. Morgan has served as a director since 1984.

     FRANK J. KURTENBACH (61) joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as Sales Manager for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

     PAUL J. WEINAND (43) joined the Company in August 1990 as its Chief Financial Officer and has been Treasurer since November 1993. From 1985 to August 1990, he was employed by American Western Corporation, a publicly held manufacturer of plastic packaging products, as its controller. From 1980 to 1985, he was an accountant with McGladrey & Pullen, LLP. Mr. Weinand has a M.S. degree in Accounting from the University of North Dakota and is a Certified Public Accountant.

Item 2. Properties.

The Company currently owns and occupies approximately 180,000 square feet in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. The Company has recently started construction on a 50,000 square foot expansion to its manufacturing facility, with scheduled completion for late fall of 1999. The Company's circuit board manufacturing subsidiary and reflective pixel assembly operation are located at a separate site in Brookings and currently occupy 20,000 square feet in a facility owned by that subsidiary.

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

The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics has received approximately $3.1 million in payments under the contract and has unpaid invoices outstanding in the amount of approximately 2.9 million. In addition, the plaintiff is in default on a payment in the amount of $257,347 under a promissory note to Daktronics as part of the contract. Daktronics believes these payments have been unreasonably withheld and has filed a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of May 1, 1999 the Company had 435 shareholders of record. Following are the high and low sale prices for the Company's common stock:

                             FY 1999                 FY 1998
                        High         Low         High       Low
                        -----------------------------------------
     1st Quarter        12 7/8       7 1/4       6 3/8      3 5/8
     2nd Quarter        11 15/32     7 3/8       6 1/8      5 1/8
     3rd Quarter        16 1/2       10          6 3/4      5 1/4
     4th Quarter        12 1/4       8 1/4       8 7/8      5 3/4

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business. Provisions of the Company's bank credit agreement limit the Company's ability to pay cash dividends.

Item 6.  Selected Financial Data.
(In Thousands, Except Per Share Data)

                                             1999        1998        1997        1996         1995
                                         -----------------------------------------------------------
Statement of Operations Data:
Net Sales .............................    $ 95,851    $ 69,884    $ 62,640    $ 52,507     $ 41,947
Operating Income (Loss) ...............       6,816       5,028       2,501        (319)       1,210
Net Income (Loss) .....................       4,220       3,392       1,508        (215)         967
Diluted earnings (Loss) per Share .....         .94         .78         .35        (.05)         .23
Weighted Average Shares Outstanding ...       4,475       4,336       4,266       4,191        4,228

Balance Sheet Data:
Working Capital .......................    $ 20,592    $ 12,229    $ 10,923    $  9,504     $ 12,169
Total Assets ..........................      62,619      43,488      37,136      37,767       28,262
Long-term Liabilities .................       9,503       1,659       2,640       2,568        2,292
Shareholders' Equity ..................      29,501      25,184      21,750      19,861       20,076

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

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 1999 fiscal year contained 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the fiscal years ended 1999, 1998, 1997:

                                                            YEAR ENDED
                                                1999           1998            1997
                                               --------------------------------------
Net sales ..............................        100.0%         100.0%         100.0%
Cost of goods sold .....................         73.0           71.8           74.7
                                               --------------------------------------
    Gross profit .......................         27.0           28.2           25.3
Operating expenses .....................         19.9           21.0           21.3
                                               --------------------------------------
    Operating income ...................          7.1            7.2            4.0
Interest income ........................          0.6            0.9            0.9
Interest expense .......................         (1.0)          (0.6)          (1.2)
Other income ...........................          0.2            0.2            0.3
                                               --------------------------------------
    Income before income taxes .........          6.9            7.7            4.0
Income tax expense .....................          2.5            2.8            1.6
                                               --------------------------------------
   Net income ..........................          4.4%           4.9%           2.4%
                                               ======================================

NET SALES

Net sales for fiscal 1999 were $95.9 million representing a 37% increase over fiscal 1998 sales of $69.9 million. The increase was primarily the result of increased sales in all sports market niches. The government niches also experienced a net increase in sales.

Net sales for fiscal 1998 were $69.9 million representing a 12% increase over fiscal 1997 sales of $62.6 million. The increase in sales was due to increased sales in almost all of the Company's market niches, especially the sports market niches.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 1999, 1998 and 1997. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

Gross profit increased from $19.7 million in fiscal 1998 to $25.9 million in fiscal 1999. The increase was due to increased sales while gross profit as a percentage of net sales decreased from 28.2% in fiscal 1998 to 27.0% in fiscal 1999. The decrease in gross profit as a percentage of net sales was primarily the result of introductory pricing of its higher resolution ProStar(R) product in the second quarter of fiscal 1999.

Gross profit increased from $15.9 million in fiscal 1997 to $19.7 million in fiscal 1998. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 25.3% in fiscal 1997 and 28.2% in fiscal 1998.

OPERATING EXPENSES

Selling expenses have increased 27% and 22% for fiscal years 1999 and 1998, respectively over the previous fiscal year. The increases were primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts.

General and administrative expenses increased 17% and 4% for fiscal years 1999 and 1998, respectively over the previous fiscal year. The increase in fiscal 1999 over fiscal 1998 is more reflective of the increased administrative support to sustain the Company's sales growth. The modest increase in fiscal 1998 was due to a large increase in fiscal 1997 which was the result of incurred and accrued legal fees in 1997. In fiscal 1997, the Company established an accrual to defend itself in various lawsuits and continued to maintain this accrual in fiscal 1998 as it awaited the outcome of several appeals.

Product design and development expenses increased 58% and 9% for fiscal years 1999 and 1998, respectively over the previous fiscal year. The increases were due to the Company's commitment to develop new products and continue to improve existing products to maintain a competitive advantage. The increase in fiscal 1999 was primarily the result of the Company aggressively developing its family of ProStar(R) VideoPlus displays, and adapting other products to LED technology.

INTEREST INCOME

The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $.6 million, $.7 million and $.5 million for fiscal years 1999, 1998 and 1997 respectively. Factors affecting the increases and decreases include the average balance of long-term receivables resulting from new receivables, principal repayments and the sale of long-term receivables to third parties, average interest rate and excess cash balances invested in interest bearing accounts.

INTEREST EXPENSE

Interest expense was $.9 million, $.4 million and $.7 million for the fiscal years 1999, 1998, and 1997. The increase in interest expense from fiscal 1998 to fiscal 1999 was the result of increased average loan balances as the Company utilized its line of credit and long-term debt to fund increased operating activities. The decrease in interest expense from fiscal 1997 to fiscal 1998 was the result of lower average loan balances during fiscal 1998.

INCOME TAXES

The effective tax rates were 37%, 37% and 40% for fiscal years 1999, 1998 and 1997, respectively.

NET INCOME

Net income was $4.2 million, $3.4 million and $1.5 million for fiscal years 1999, 1998 and 1997, respectively. The increases in net income were primarily the result of increased sales which was partially offset by lower gross profit margins and increased operating expenses.

Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

Liquidity and Capital Resources
Working capital was $20.6 million at May 1, 1999 compared to $12.2 million at May 2, 1998. The increase was primarily the result of $10.0 million in borrowings in long-term debt and an increase in net income which was offset by the purchase of property and equipment.

Cash used in operations for fiscal 1999 was $.6 million. Net income of $4.2 million plus depreciation and amortization of $2.3 million and an increase of $4.8 million in accounts payable and accrued expenses were offset by an increase in receivables of $9.2 million and an increase in inventories of $2.9 million. The increase in receivables was attributable to the increase in net sales. The increase in inventories was a result of the Company's current backlog of orders.

Cash used in investing activities for fiscal 1999 was $4.6 million which principally consisted of equipment acquisitions and plant expansion.

Cash provided by financing activities was $6.2 million which consisted primarily of $10.0 million in borrowings in long-term debt less net payments under the Company's line of credit and principal payments on long-term debt.

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

The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 1999, 1998 and 1997 were $3.8 million, $2.4 million, and $2.2 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The

Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (6.45% at May 1, 1999) and is due on October 1, 2001. As of May 1, 1999, $2.6 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $50.0 million in bonded work outstanding. At May 1, 1999, the Company had $16.6 million of bonded work outstanding against this line.

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

BUSINESS RISKS AND UNCERTAINTIES

A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings, including its current report on Form 10-K for the year ended May 1, 1999.

YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations. The Company evaluated its principal computer systems and implemented a new enterprise resource planning software which was fully operational in fiscal 1999 and has been represented by the vendor to be Year 2000 compliant. The Company has tested the software for Year 2000 compliance. The cost of the new software was capitalized. The Company has assurances from a majority of its key suppliers indicating that they are Year 2000 compliant. The Company has not incurred any material expenses to date in connection with this evaluation, and does not anticipate material expenses in the future. The Company has reviewed its computer programs which it includes in its display systems and has substantially completed the implementation changes to be Year 2000 compliant. Based on the Company's review, management does not believe the remaining remediation costs to be incurred will be material to the Company's financial position and results of operations.

The Company has identified alternative suppliers in the event that its key suppliers fail to adequately address the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's May 1, 1999 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Item 8. Financial Statements and Supplementary Data




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiary as of May 1, 1999 and May 2, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiary as of May 1, 1999 and May 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 1999, in conformity with generally accepted accounting principles.


                                                         McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
June 28, 1999

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MAY 1, 1999 AND MAY 2, 1998
(DOLLARS IN THOUSANDS)


ASSETS                                                                   1999             1998
-------------------------------------------------------------------------------------------------
Current Assets
    Cash and cash equivalents                                        $    1,050       $      148
    Accounts receivable (Note 4)                                         19,832           13,632
    Current maturities of long-term receivables (Note 4)                  2,300              990
    Inventories (Note 2)                                                 13,864           10,994
    Costs and estimated earnings in excess of billings (Note 3)           5,374            1,523
    Prepaid expenses and other                                              311              448
    Deferred income taxes (Note 9)                                        1,476            1,139
                                                                     ----------------------------
              TOTAL CURRENT ASSETS                                       44,207           28,874
Property and equipment, net (Note 2)                                     11,743            9,225
Long-term receivables (Note 4)                                            6,048            4,575
Intangible assets                                                           621              814
                                                                     ----------------------------
                                                                     $   62,619       $   43,488
                                                                     ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current Liabilities
    Note payable, bank (Note 5)                                      $    2,659       $    5,594
    Current maturities of long-term debt (Note 5)                         1,951              455
    Accounts payable                                                      8,815            5,480
    Customer deposits                                                     1,292              250
    Accrued expenses (Note 2)                                             5,293            3,752
    Billings in excess of costs and estimated earnings (Note 3)           2,970              645
    Income taxes payable                                                    635              469
                                                                     ----------------------------
              TOTAL CURRENT LIABILITIES                                  23,615           16,645
                                                                     ----------------------------

Long-Term Debt, less current maturities (Note 5)                          8,275              783
                                                                     ----------------------------

Deferred Income                                                             602              361
                                                                     ----------------------------

Deferred Income Taxes (Note 9)                                              626              515
                                                                     ----------------------------

Contingencies (Notes 4, 10, 11 and 12)

Shareholders' Equity (Notes 6 and 7)
    Common stock, no par value; authorized 30,000,000 shares,
        issued 1999 4,374,861 shares, 1998 4,324,210 shares              11,819           11,722
    Retained earnings                                                    17,691           13,471
    Less cost of treasury stock 4,920 shares 1999 and 1998                   (9)              (9)
                                                                     ----------------------------
                                                                         29,501           25,184
                                                                     ----------------------------
                                                                     $   62,619       $   43,488
                                                                     ============================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


OPERATIONS                                           1999            1998           1997
--------------------------------------------------------------------------------------------
Net sales                                        $   95,851      $   69,884      $   62,640
Cost of goods sold                                   69,970          50,187          46,768
                                                 -------------------------------------------
              GROSS PROFIT                           25,881          19,697          15,872
                                                 -------------------------------------------

Operating expenses:
    Selling                                          11,565           9,094           8,108
    General and administrative                        3,691           3,166           3,055
    Product design and development                    3,809           2,409           2,208
                                                 -------------------------------------------
                                                     19,065          14,669          13,371
                                                 -------------------------------------------
              OPERATING INCOME                        6,816           5,028           2,501

Nonoperating income (expense):
    Interest income                                     603             654             534
    Interest expense                                   (934)           (414)           (748)
    Other income, net                                   162             110             206
                                                 -------------------------------------------
              INCOME BEFORE INCOME TAXES              6,647           5,378           2,493
Income tax expense (Note 9)                           2,427           1,986             985
                                                 -------------------------------------------
              NET INCOME                         $    4,220      $    3,392      $    1,508
                                                 ===========================================

Earnings per share:
    Basic                                        $     0.97      $     0.79      $     0.35
                                                 ===========================================
    Diluted                                      $     0.94      $     0.78      $     0.35
                                                 ===========================================

                                           Common      Retained      Treasury
SHAREHOLDERS' EQUITY                        Stock      Earnings        Stock        Total
--------------------------------------------------------------------------------------------
Balance, April 27, 1996                   $  11,299    $   8,571    $      (9)    $  19,861
    Exercise of stock options (Note 6)          381           --           --           381
    Net income                                   --        1,508           --         1,508
                                          --------------------------------------------------
Balance, May 3, 1997                         11,680       10,079           (9)       21,750
    Exercise of stock options (Note 6)           42           --           --            42
    Net income                                   --        3,392           --         3,392
                                          --------------------------------------------------
Balance, May 2, 1998                         11,722       13,471           (9)       25,184
    Exercise of stock options (Note 6)           97           --           --            97
    Net income                                   --        4,220           --         4,220
                                          --------------------------------------------------
Balance, May 1, 1999                      $  11,819    $  17,691    $      (9)    $  29,501
                                          ==================================================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(DOLLARS IN THOUSANDS)

                                                                     1999           1998            1997
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                   $    4,220      $    3,392      $    1,508
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                  1,913           1,471           1,255
        Amortization                                                    353             634             823
        Loss on sale of property and equipment                          129              --              --
        Provision for impairment loss on advertising rights              --              --             600
        Provision for loss on uncompleted contracts                      --              --             225
        Provision for doubtful accounts                                 182             179             130
        Deferred income taxes (credits)                                (226)            108            (514)
        Other                                                            --               5             (10)
        Change in operating assets and liabilities (Note 13)         (7,204)         (4,968)            924
                                                                 -------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                                   (633)            821           4,941
                                                                 -------------------------------------------

Cash Flows From Investing Activities
    Proceeds from sale of property and equipment                        387              11              --
    Purchase of property and equipment                               (4,842)         (3,265)         (2,208)
    Proceeds from sale of real estate held for sale                      --              --           1,126
    Purchase of intangible assets                                      (160)             --              --
    Other                                                                --              33              39
                                                                 -------------------------------------------
              NET CASH (USED IN) INVESTING ACTIVITIES                (4,615)         (3,221)         (1,043)
                                                                 -------------------------------------------

Cash Flows From Financing Activities
    Net borrowings (payments) on note payable                        (2,935)          2,919          (3,015)
    Proceeds from exercise of stock options                              97              42             381
    Principal payments on long-term debt                             (1,012)           (531)         (1,364)
    Borrowings on long-term debt                                     10,000              --              --
                                                                 -------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                            6,150           2,430          (3,998)
                                                                 -------------------------------------------
              INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                        902              30            (100)

Cash and Cash Equivalents
    Beginning                                                           148             118             218
                                                                 -------------------------------------------
    Ending                                                       $    1,050      $      148      $      118
                                                                 ===========================================

Supplemental Cash Flow Disclosures
    Interest paid                                                $      891      $      456      $      725
    Net income tax payments                                           2,488           2,298             532

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Daktronics, Inc. and its subsidiary design, manufacture, and sell a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world.

Fiscal year: The Company operates on a 52 - 53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The years ended May 1, 1999 and May 2, 1998 each included 52 weeks and the year ended May 3, 1997 included 53 weeks.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiary, Star Circuits, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts and estimated costs to be incurred for litigation and product warranty.

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

Revenue and cost recognition on long-term contracts: Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses (which were $0 in 1999 and 1998, and $225 in 1997) on uncompleted contracts are made in the period in which such losses are estimable.

Advertising rights: The Company occasionally installs scoreboards and message display systems at facilities in exchange for the rights to future advertising revenues. The Company recognizes revenue at the time the advertising is sold for the amount of the present value of the future advertising revenue on the portion of the scoreboard or message display system advertising which is sold for the entire term. The cost assigned to the portion sold is based upon the relative value of the portion of the scoreboard or message display center sold.

Advertising rights on the portion of the advertising which have not been sold to term are stated at cost and are amortized on a straight-line method over the term of the advertising rights. The cost of advertising rights was $0 as of May 1, 1999 and May 2, 1998. On advertising rights which are not sold to term, revenue is recognized when it becomes receivable under the provisions of the advertising contract. Advance collections of advertising revenues are recorded as deferred income.

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

Property and equipment: Property and equipment is stated at cost. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                                                  Years
                                                               ----------
Buildings                                                       7 - 40
Machinery and equipment                                         5 - 7
Office furniture and equipment                                  3 - 7
Transportation equipment                                        5 - 7

Intangible assets: Intangible assets consist of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms which range from one to five years. Goodwill is amortized on the straight-line method over 5 years. Accumulated amortization on intangible assets was $1,176 and $1,363 as of May 1, 1999 and May 2, 1998, respectively.

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

Earnings per share: A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 follows.

                                          Net                      Per Share
                                        Income        Shares         Amount
                                      ---------------------------------------
For the year ended May 1, 1999:
    Basic EPS                         $    4,220     4,345,229    $     0.97
    Effect of dilutive securities:
        Exercise of
           stock options                      --       129,282          0.03
                                      ---------------------------------------
                                      $    4,220     4,474,511    $     0.94
                                      =======================================

                                          Net                      Per Share
                                        Income        Shares         Amount
                                      ---------------------------------------
For the year ended May 2, 1998:
    Basic EPS                         $    3,392     4,312,414    $     0.79
    Effect of dilutive
        securities:
        Exercise of
           stock options                      --        24,046          0.01
                                      ---------------------------------------
    Diluted EPS                       $    3,392     4,336,460    $     0.78
                                      =======================================
For the year ended May 3, 1997:
    Basic EPS                         $    1,508     4,250,445    $     0.35
    Effect of dilutive
        securities:
        Exercise of
           stock options                      --        15,797            --
                                      ---------------------------------------
    Diluted EPS                       $    1,508     4,266,242    $     0.35
                                      =======================================

Options outstanding of 25,000, 97,200 and 261,450 shares of common stock at weighted average share prices of $11.83, $7.72 and $6.48 during the years ended May 1, 1999, May 2, 1998 and May 3, 1997, respectively, and the warrant discussed in Note 7 were not included in the computation of diluted earnings per share because the exercise price of those options and the warrant exceeded the average market price of the common shares during the respective year.

New accounting standards: Effective May 3, 1998, the Company adopted FASB Statement No. 130, which establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. The Company currently has no items which are required to be reported in comprehensive income.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131"). FASB Statement No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company is engaged principally in one line of business, the design and manufacture of a wide range of computer-programmable information display systems, which represents more than 90% of the total revenue of the Company.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements: The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's May 1, 1999 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

NOTE 2. SELECTED FINANCIAL STATEMENT DATA
                                         1999           1998
                                     -------------------------
Inventories:
    Raw materials                    $   8,465      $   8,657
    Work-in-process                      1,596            790
    Finished goods                       3,803          1,547
                                     -------------------------
                                     $  13,864      $  10,994
                                     =========================
Property and equipment:
    Land                             $     532      $     492
    Buildings                            5,459          5,069
    Machinery and equipment             14,036         12,177
    Office furniture and
        equipment                        1,997            403
    Transportation equipment               744            590
                                     -------------------------
                                        22,768         18,731
    Less accumulated
        depreciation                    11,025          9,506
                                     -------------------------
                                     $  11,743      $   9,225
                                     =========================
Accrued expenses:
    Product warranty                 $   2,161      $   1,551
    Compensation                         1,817          1,382
    Taxes, other than
        income taxes                       791            469
    Other                                  524            350
                                     -------------------------
                                     $   5,293      $   3,752
                                     =========================

NOTE 3. UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:
                                         1999           1998
                                     -------------------------
Costs incurred                       $  21,204      $   3,325
Estimated earnings                       6,622          1,241
                                     -------------------------
                                        27,826          4,566
Less billings to date                   25,422          3,688
                                     -------------------------
                                     $   2,404      $     878
                                     =========================

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:
                                         1999           1998
                                     -------------------------
Costs and estimated earnings
    in excess of billings            $   5,374      $   1,523
Billings in excess of costs and
    estimated earnings                   2,970            645
                                     -------------------------
                                     $   2,404      $     878
                                     =========================
NOTE 4. RECEIVABLES

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain scoreboards and message display centers, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit. During the fiscal years ended 1999, 1998 and 1997, foreign sales were approximately $10,953, $6,528 and $9,356, respectively. Foreign sales by individual geographical area vary from year to year.

Accounts receivable include unbilled receivables of $1,698 and $1,553 as of May 1, 1999 and May 2, 1998, respectively. Unbilled receivables are generally invoiced within thirty days. Accounts receivable are reported net of an allowance for doubtful accounts of $212 and $208 at May 1, 1999 and May 2, 1998, respectively.

In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the scoreboard or message display, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the scoreboard, message display or advertising rights until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $8,348 and $5,565 as of May 1, 1999 and May 2, 1998, respectively. Contract and lease receivables bear interest at rates of 8.5% to 23.6% and are due in varying annual installments through January of 2008.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. RECEIVABLES (CONTINUED)

During the year ended May 3, 1997, the Company sold contracts receivable with recourse in the amount of $1,156, resulting in a gain of $38.

At May 1, 1999 and May 2, 1998, the Company was contingently liable for contracts sold with recourse of $517 and $782, respectively.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5. FINANCING AGREEMENTS

Long-term debt:
                                                                1999      1998
                                                             -------------------
6.77% - 7.09% Notes payable due to bank, due in monthly
  installments of $98,470 and $99,219, including interest,
  through November 2003 and April 2004, subject to credit
  agreement financial covenants discussed below, unsecured $ 9,444 $ -- 9.7% - 12.5% Contracts payable, primarily related to advertising rights, due in annual installments,
  including interest, from January 2001 to August 2005            575        675
8.05% and 10.0% Notes payable to a university, due in annual installments, including interest, through January 2000
  collateralized by advertising rights                            147        309
9.7% - 12.3% Unsecured contracts payable, paid in full             --        139
Other notes payable, installment obligations secured by
  equipment                                                        60        115
                                                             -------------------
                                                               10,226      1,238
Less current maturities                                         1,951        455
                                                             -------------------
                                                             $  8,275   $    783
                                                             ===================


Maturities of long-term debt are as follows at May 1, 1999:
2000 $1,951; 2001 $1,994; 2002 $2,084; 2003 $2,227;
2004 $1,833; and thereafter $137.

Credit agreement: The Company has a credit agreement with a bank. The credit agreement provides for a $15,000 line of credit which includes up to $2,000 for standby letters of credit. The line of credit is at the LIBOR rate of interest plus 1.55% (6.45% at May 1, 1999) and is due on October 1, 2002. As of May 1, 1999, $2,659 had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

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

                               1999             1998              1997
                           ----------------------------------------------
Net income: (loss):
    As reported            $    4,220        $    3,392        $    1,508
    Pro forma                   4,149             3,350             1,469

Earnings per
    share:
    As reported:
        Basic                    0.97              0.79              0.35
        Diluted                  0.94              0.78              0.35

    Pro forma:
        Basic                    0.95              0.78              0.35
        Diluted                  0.93              0.77              0.34

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after April 29, 1995.

Fixed stock option plans: The Company has reserved 760,000 shares of its common stock for issuance under two fixed stock option plans under which it may grant options to purchase common stock. These options may have a maximum term of 10 years at the market price or 110% of market price on the date of grant. During 1999 the options were amended from 300,000 shares to 600,000 shares which may be granted to employees under the 1993 Stock Option Plan (1993 Option Plan). The options which may be granted to outside directors under the 1993 Outside Directors Stock Option Plan (Outside Directors Plan) were amended during 1999 from 60,000 shares to 160,000 shares. Options in the 1993 Option Plan vest at 20% per year and options in the Outside Directors Plan vest at 1,000 options annually.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: no dividend rate for all years; price volatility of 32% for 1999, 28% for 1998 and 25% for 1997; risk-free interest rates of 4.8%, 6.5% and 6.2% for the 1993 Option Plan and 5.0%, 6.5% and 6.9% for the Outside Directors Plan; and expected lives of five to seven years for the 1993 Option Plan and seven years for the Outside Directors Plan for all years.

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the plans at May 1, 1999, May 2, 1998 and May 3, 1997 and changes during the years ended on those dates follows:

                                                1999                         1998                        1997
                                    --------------------------------------------------------------------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
Fixed Options                          Shares     Exercise Price    Shares     Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        327,510   $         6.26     274,280   $         6.34     357,010   $         5.62
Granted                                 116,900            11.68      67,850             5.40      47,000             4.31
Forfeited                              (15,950)             8.19      (1,750)            6.25     (14,200)            6.46
Exercised                              (14,600)             6.57     (12,870)            3.30    (115,530)            3.30
                                    -----------                   -----------                  -----------
Outstanding at end of year             413,860             7.71      327,510             6.26     274,280             6.34
                                    ===========                   ===========                  ===========

Options for 189,810, 147,842 and 112,240 shares were exercisable at May 1, 1999, May 2, 1998 and May 3, 1997, respectively. The weighted average fair value of options granted were $3.11, $2.59 and $1.83 for the years ended May 1, 1999, May 2, 1998 and May 3, 1997, respectively.

A further summary about fixed options outstanding at May 1, 1999 is as follows:

                                         Options Outstanding                  Options Exercisable
                             -------------------------------------------------------------------------
                                              Weighted
                                               Average       Weighted                        Weighted
                                              Remaining      Average                         Average
                                 Number      Contractual     Exercise        Number          Exercise
Range of Exercise Prices      Outstanding       Life          Price        Exercisable        Price
------------------------------------------------------------------------------------------------------
$4.18 to $4.88                     42,090     .8 years     $      4.31          17,836     $      4.34
$5.31 to $6.56                    171,670          3.7            5.91          88,774            6.12
$7.22 to $7.63                     83,200          1.5            7.56          83,200            7.56
$10.38 to $10.73                   45,000          5.8           10.49              --              --
$12.25 to $13.48                   71,900          6.3           12.42              --              --
                              ------------                                 ------------
$4.18 to $13.48                   413,860          3.6            7.71         189,810            6.58
                              ============                                 ============

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. SHAREHOLDERS' EQUITY

Common stock: The Company amended its Articles of Incorporation in 1999 to increase its authorized shares from 15,000,000 shares to 30,000,000 shares of no par value stock. The authorized shares include 25,000,000 shares of common stock and 5,000,000 shares of "undesignated stock". The Company's board of directors has the power to issue any or all of the shares of undesignated stock including the authority to establish the rights and preferences of the undesignated stock, without shareholder approval.

During 1999, the Company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $80 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on November 19, 2008, which date may be extended subject to certain additional conditions.

Common stock warrants: The Company, in connection with its public offering, issued the underwriter five year warrants to purchase up to 113,312 shares of the Company's common stock. The warrants were exercised at $9.15 per share in 1999 in a cashless exercise. The result was to increase common stock outstanding by 36,051 shares.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. Employees are eligible to participate in the plan upon completion of one year of service if they have attained the age of 21 and have worked at least 1,000 hours during such plan year. Contributions to the plan are recognized as compensation expense and are made at the discretion of the Board of Directors. The contributions to the plan were $45, $13 and $5 during the fiscal years ended 1999, 1998 and 1997, respectively. The plan holds 267,799 shares and 270,778 shares as of May 1, 1999 and May 2, 1998, respectively, all of which have been allocated to plan participants. No dividends were paid on plan shares in 1999, 1998 or 1997 and all outstanding plan shares are included for purposes of earnings per share computations.

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 25% of the employee's qualifying contribution up to 6% of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $185, $115 and $110 to the plan for the fiscal years ended 1999, 1998 and 1997, respectively.

NOTE 9. INCOME TAXES

Income tax expense consists of the following:

Current:                                1999           1998          1997
                                     ---------------------------------------
    Federal                          $   2,433      $   1,757     $   1,448
    State                                  220            121            51
Deferred (credits)                        (226)           108          (514)
                                     ---------------------------------------
                                     $   2,427      $   1,986     $     985
                                     =======================================

The components of the net deferred tax asset as of 1999 and 1998 are as follows:

Deferred tax assets:                                  1999         1998
                                                   -----------------------
    Product warranty accruals                       $    772     $    596
    Legal fees accrual                                   216          180
    Vacation accruals                                    286          217
    Inventories                                          151          123
    Allowance for doubtful accounts                       76           75
    Other accruals                                        32           22
    Amortization of intangibles                          246          173
    Other, net                                            21           11
                                                   -----------------------
                                                       1,800        1,397
    Less valuation allowance                              --           --
                                                   -----------------------
                                                       1,800        1,397
                                                   -----------------------

DAKTRONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. INCOME TAXES (CONTINUED)

Deferred tax liabilities:
    Property and equipment                                950          773
                                                    -----------------------
                                                    $     850    $     624
                                                    =======================

Reflected on the accompanying consolidated balance sheets as follows:

                                                     1999           1998
                                                 --------------------------
Current assets                                   $    1,476     $    1,139
Noncurrent liabilities                                  626            515
                                                 --------------------------
                                                 $      850     $      624
                                                 ==========================

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                                      1999          1998           1997
                                  -----------------------------------------
Computed income tax
    expense at federal
    statutory rate                $    2,327     $    1,882     $      873
State taxes, net of
    federal benefit                      145             80             34
Meals and
    entertainment                        105             75             67
Other, net                              (150)           (51)            11
                                  -----------------------------------------
                                  $    2,427     $    1,986     $      985
                                  =========================================

NOTE 10. YEAR 2000 ISSUE

The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company conducts business. Such failures of the Company's computer system and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

In accordance with its remediation plan to resolve the Year 2000 issue, the Company has completed a review of its computer systems and products to identify systems and products that could be affected by the Year 2000 issue. Based on the Company's review, management does not believe the remaining remediation costs to be incurred will be material to the Company's financial position and results of operations.

NOTE 11. LITIGATION

On February 17, 1999, Daktronics was sued in the circuit court of Hillsborough County, Florida by the Buccaneers Football Stadium Limited Partnership, an affiliated company of the Tampa Bay Buccaneers football team. The lawsuit alleges that the video displays installed at Raymond James Stadium in Tampa, Florida do not meet the contract requirements. The lawsuit seeks either to rescind the contract under which Daktronics furnished the scoring and display equipment for the Stadium and obtain the return of all funds paid or to obtain damages for breach of contract. The Tampa Sports Authority owns Raymond James Stadium and is not a plaintiff in the action.

The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics has received approximately $3.1 million in payments under the contract and has unpaid invoices outstanding in the amount of approximately $2.9 million. In addition, the plaintiff is in default on a payment in the amount of $257 under a promissory note to Daktronics as part of the contract. Daktronics believes these payments have been unreasonably withheld and has filed a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

The Company has recorded a provision for estimated costs to be incurred in connection with the litigation described above as well as other miscellaneous claims and litigation arising in the ordinary course of business.

NOTE 12. COMMITMENT

The Company has a commitment for approximately $1.3 million for a building expansion at its Brookings manufacturing facility.

NOTE 13. CASH FLOW INFORMATION

Noncash investing and financing activities consist of the purchase of fixed assets through accounts payable of $105 in 1999; sale of advertising rights through reduction of long-term debt of $231 and issuance of a long-term receivable of $683 in 1998; reduction of long-term receivable of $419 to offset and reduce long-term debt by the corresponding amount in 1998; purchase of advertising rights through issuance of long-term debt of $675 in 1997; purchase of advertising rights through incurrence of accounts payable of $160 in 1997; property and equipment transferred to inventory of $10 in 1997; sale of property and equipment of $193 included in long-term receivables in 1997; and purchase of property and equipment through issuance of long-term debt of $182 in 1997.

Change in operating assets and liabilities consist of the following:

                                                               1999          1998           1997
                                                           ----------------------------------------
(Increase) decrease:
    Trade receivables                                      $  (6,382)     $  (1,922)     $  (3,389)
    Installment receivables                                   (2,783)        (1,191)           169
    Inventories                                               (2,870)        (2,969)         1,785
    Costs and estimated earnings in excess of billings        (3,851)          (272)         1,433
    Advertising rights                                            --            587             97
    Prepaids and other                                           137           (319)           180
Increase (decrease):
    Accounts payable and accrued expenses                      4,771          2,501            196
    Customer deposits                                          1,042             --             --
    Billings in excess of costs and estimated earnings         2,325           (430)            74
    Accrued loss on uncompleted contracts                         --           (399)          (466)
    Deferred income                                              241           (120)           (58)
    Income taxes payable                                         166           (434)           903
                                                           ----------------------------------------
                                                           $  (7,204)     $  (4,968)     $     924
                                                           ========================================

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data.

1999                                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
----------------------------------------------------------------------------------------------------
Net sales                                 $   22,236      $   24,233      $   17,681      $   31,701
Gross profit                                   6,297           6,169           4,960           8,455
Net income                                     1,113             843             356           1,908
Basic earnings per share                        0.26            0.19            0.08            0.44
Diluted earnings per share                      0.25            0.19            0.08            0.43

1998                                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
----------------------------------------------------------------------------------------------------

Net sales                                 $   15,768      $   16,936      $   17,168      $   20,012
Gross profit                                   4,008           4,887           4,643           6,159
Net income                                       269             829             693           1,601
Basic and diluted earnings per share            0.06            0.19            0.16            0.37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information regarding the directors of the Company is incorporated by reference from pages 3 to 4 of the Company's Proxy Statement dated July 22, 1999.

The information concerning executive officers is included in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation.

This information is incorporated by reference from pages 5 to 7 of the Company's Proxy Statement dated July 22, 1999. The "Performance Graph" and the "Report of the Compensation Committee" on pages 8 to 10 are specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from pages 11 to 12 of the Company's Proxy Statement dated July 22, 1999.

Item 13. Certain Relationships and Related Transactions.

NONE

                                    PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

       2.     Financial Statement Schedules.
              Schedule II - Valuation and Qualifying Accounts.

       3.     Exhibits
              3.1    Reserved
              3.2 Amended and Restated Articles of Incorporation of the Company. (1)
              3.3    Amendment to Articles of Incorporation (6)
              3.4    Amended and Restated Bylaws of the Company. (1)
              4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
              4.2    Shareholders Rights Agreement (4)
              10.1   Amended Daktronics, Inc. 1993 Stock Option Plan. (6)
              10.2 Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (6)
              10.3   Daktronics, Inc. Employee Stock Ownership Plan and Trust.
                     (3)
              10.4   Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
              10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)

              10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(4)
              10.7 Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (6)
              10.8   Reserved
              10.9   Reserved
              10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
              10.11  Reserved
              10.12  Reserved
              21.1   Subsidiaries of the Company (6)
              23.1   Consent of McGladrey & Pullen, LLP (6)
              27.1   Financial Data Schedule (6)

                     (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                     (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
                     (3) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 29, 1995 as Commission File No. 0-23246.
                     (4) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                     (5) Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
                     (6)    Filed herewith

(b) 1.        Reports on Form 8-K.
                     None


All Sport(R), OmniSport(R), DakStats(R), Venus(R), Glow Cube(R), Starburst(R), SunSpot(R), ProStar(R), DataTime(R), MagneView(TM), DataTrac(TM), InfoNet(TM), ProSport(R) are trademarks of Daktronics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 1999.

                                          DAKTRONICS, INC.

                                    By:   /s/ Aelred J. Kurtenbach
                                        --------------------------
                                          Aelred J. Kurtenbach, President
                                          (principal executive officer)

                                    By:   /s/ Paul J. Weinand
                                        ---------------------
                                          Paul J. Weinand, Treasurer and Chief
                                          Financial Officer (principal financial
                                          and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                      TITLE                  DATE
            ---------                      -----                  ----

By /s/ Roland J. Jensen                   Director           July 28, 1999
-------------------------------
       Roland J. Jensen

By /s/ Aelred J. Kurtenbach               Director           July 28, 1999
-------------------------------
       Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach                Director           July 28, 1999
-------------------------------
       Frank J. Kurtenbach

By /s/ James B. Morgan                    Director           July 28, 1999
-------------------------------
       James B. Morgan

By /s/ John L. Mulligan                   Director           July 28, 1999
-------------------------------
       John L. Mulligan

By /s/ Charles S. Roberts                 Director           July 28, 1999
-------------------------------
       Charles S. Roberts

By /s/ Duane E. Sander                    Director           July 28, 1999
-------------------------------
       Duane E. Sander

By /s/ James A. Vellenga                  Director           July 28, 1999
-------------------------------
       James A. Vellenga

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



                                        McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
June 28, 1999

DAKTRONICS, INC. AND SUBSIDIARY                                      SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(DOLLARS IN THOUSANDS)


                                      Additions/
                      Balance at      Provisions
  Allowance for       Beginning       (Charged to     Deductions      Balance at
Doubtful Accounts      of Year         Expense)           (1)        End of Year
-----------------      -------         --------           ---        -----------

1999                  $      208      $       182     $      178     $       212
1998                         194              179           (165)            208
1997                         129              130            (65)            194

(1) Write off of uncollectable accounts

                                INDEX OF EXHIBITS


3.     Exhibits
       3.1    Reserved
       3.2    Amended and Restated Articles of Incorporation of the Company. (1)
       3.3    Amendment to Articles of Incorporation (6)
       3.4    Amended and Restated Bylaws of the Company. (1)
       4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
       4.2    Shareholders Rights Agreement (4)
       10.1   Amended Daktronics, Inc. 1993 Stock Option Plan. (6)
       10.2   Amended Daktronics, Inc. 1993 Outside Directors Stock Option
              Plan. (6)
       10.3   Daktronics, Inc. Employee Stock Ownership Plan and Trust. (3)
       10.4   Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
       10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
       10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(4)
       10.7 Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (6)
       10.8   Reserved
       10.9   Reserved
       10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
       10.11  Reserved
       10.12  Reserved
       21.1   Subsidiaries of the Company (6)
       23.1   Consent of McGladrey & Pullen, LLP (6)
       27.1   Financial Data Schedule (6)

              (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
              (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
              (3) Incorporated by reference under same exhibit number to the exhibits filed with form 10K on April 29, 1995 as Commission File No. 0-23246.
              (4) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
              (5) Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
              (6)    Filed herewith