Form 10-Q
period 1999-07-31
DAKTRONICS INC /SD/
filed 1999-09-13
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

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


                       -----------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                        Outstanding at August 31, 1999
       Common Stock, No par value                        4,372,941

                                Daktronics, Inc.

                                Table of Contents


Part I.  Financial Information                                           Page(s)

            Consolidated Balance Sheets -
            July 31, 1999 and May 1, 1999 ............................    3 - 4

            Consolidated Statements of Operations
            Three months ended
            July 31, 1999 and August 1, 1998 .........................      5

            Consolidated Statements of Cash Flows -
            Three months ended July 31, 1999 and
            August 1, 1999............................................      6

            Notes to Consolidated Financial Statements................    7 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   9 - 12


Part II.    Signatures................................................     13

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                            JULY 31,
                                              1999       MAY 1,
ASSETS                                     (UNAUDITED)    1999
                                           -----------    ----


CURRENT ASSETS
  Cash and cash equivalents .............    $   267    $ 1,050
  Accounts receivable less allowance
    for doubtful accounts of $243 at
    July 31, 1999 and $212 at May 1, 1999     20,178     19,832
  Current maturities of long-term
    receivables .........................      2,018      2,300
  Inventories ...........................     15,326     13,864
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ...........................     10,134      5,374
  Prepaid expenses and other ............        285        311
  Deferred income tax benefit ...........      1,139      1,476
                                             -------    -------
    Total current assets ................    $49,347    $44,207
                                             -------    -------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Long-term receivables,
    less current maturities .............    $ 5,675    $ 6,048
  Intangible assets and other ...........        548        621
                                             -------    -------
                                             $ 6,223    $ 6,669
                                             -------    -------

PROPERTY AND EQUIPMENT,
  at cost
    Land ................................    $   539    $   532
    Buildings ...........................      6,034      5,459
    Machinery and equipment .............     14,883     14,036
    Office furniture and equipment ......      2,051      1,997
    Transportation equipment ............        844        744
                                             -------    -------
                                             $24,351    $22,768
  Less accumulated depreciation .........     11,579     11,025
                                             -------    -------
                                             $12,772    $11,743
                                             -------    -------
                                             $68,342    $62,619
                                             =======    =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)


                                                    JULY 31,
                                                     1999        MAY 1,
LIABILITIES AND SHAREHOLDERS' EQUITY              (UNAUDITED)     1999
                                                  -----------     ----


CURRENT LIABILITIES
  Notes payable, bank .........................    $  5,650     $  2,659
  Current maturities of
    long-term debt ............................       1,951        1,951
  Accounts payable ............................       8,508        8,815
  Customer Deposits ...........................          93        1,292
  Accrued expenses ............................       4,066        5,293
  Billings in excess of costs and
    estimated earnings on uncompleted contracts       7,795        2,970
  Income taxes payable ........................         193          635
                                                   --------     --------
  Total current liabilities ...................    $ 28,256     $ 23,615
                                                   --------     --------

LONG-TERM DEBT
  Less current maturities .....................    $  7,802     $  8,275

DEFERRED INCOME ...............................    $    501     $    602

DEFERRED INCOME TAXES .........................    $    515     $    626

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued July 31, 1999 4,374,861 shares
    May 1, 1999 4,374,861 shares ..............    $ 11,819     $ 11,819
  Retained earnings ...........................      19,458       17,691
                                                   --------     --------
                                                   $ 31,277     $ 29,510
Less:
  Cost of 4,920 treasury shares ...............          (9)          (9)
                                                   --------     --------
                                                   $ 31,268     $ 29,501
                                                   --------     --------
                                                   $ 68,342     $ 62,619
                                                   ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                     THREE MONTHS ENDED
                                     ------------------
                                    JULY 31,    AUGUST 1,
                                      1999        1998
                                   (13 WEEKS)  (13 WEEKS)
                                   ----------  ----------

Net sales ......................    $ 31,467    $ 22,236
Cost of goods sold .............      23,233      15,939
                                    --------    --------
    Gross profit ...............    $  8,234    $  6,297
                                    --------    --------
Operating expenses:
  Selling ......................    $  3,273    $  2,638
  General and administrative ...         913         952
  Product design and development       1,016         868
                                    --------    --------
                                    $  5,201    $  4,458
                                    --------    --------
    Operating income ...........    $  3,033    $  1,839
Nonoperating income (expense):
  Interest income ..............          91         102
  Interest expense .............         264        (174)
  Other income .................         106          94
                                    --------    --------
    Income before income taxes .    $  2,966    $  1,861
Income tax expense .............       1,199         748
                                    --------    --------
    Net income .................    $  1,767    $  1,113
                                    ========    ========

Earnings per share:
    Basic ......................    $    .41    $    .26
                                    --------    --------
    Diluted ....................    $    .39    $    .25
                                    --------    --------


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                 THREE MONTHS ENDED
                                                 ------------------
                                                JULY 31,   AUGUST 1,
                                                 1999         1998
                                              (13 WEEKS)   (13 WEEKS)
                                               ---------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................    $ 1,767     $ 1,113
  Adjustments to reconcile net income to
    net cash (used in) operating activities:
      Depreciation .........................        554         408
      Amortization .........................         73          80
      Provision for doubtful accounts ......         31          31
      Change in operating assets and
        liabilities ........................     (4,143)     (2,914)
                                                -------     -------
          Net cash (used in)
            operating activities ...........    $(1,718)    $(1,282)
                                                -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .......    $(1,583)    $(1,395)
                                                -------     -------
        Net cash (used in)
          investing activities .............    $(1,583)    $(1,395)
                                                -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ..........    $ 2,991     $ 2,697
  Principal payments on
    long-term debt .........................       (473)        (71)
  Proceeds from exercise of stock options ..         --          33
                                                -------     -------
    Net cash provided by
      financing activities .................    $ 2,518     $ 2,659
                                                -------     -------
    Decrease in cash and cash equivalents ..    $  (783)    $   (18)
Cash and cash equivalents:
  Beginning ................................      1,050         148
                                                -------     -------

  Ending ...................................    $   267     $   130
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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

            These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended May 1, 1999, previously filed with the Commission.

            Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share are amounts used in the calculation of basic and diluted earnings per share for the three months ended July 31, 1999 and August 1, 1998 follows (amounts in thousands except per share amount):

                                                                    Per
                                               Net                 Share
                                              Income     Shares    Amount
                                              ------     ------    ------

For the three months ended July 31, 1999:
            Basic EPS ....................    $1,767     4,345    $   0.41
            Effect of dilutive securities:
              Exercise of stock options ..        --       165        0.02
                                              ------    ------    --------
            Diluted EPS ..................    $1,767     4,510    $   0.39
                                              ======    ======    ========

For the three months ended August 1, 1998:
            Basic EPS ....................    $1,113     4,324    $   0.26
            Effect of dilutive securities:
              Exercise of stock options ..        --        71        0.01
                                              ------    ------    --------
            Diluted EPS ..................    $1,113     4,395    $   0.25
                                              ======    ======    ========

NOTE B.  INVENTORIES
            Inventories consist of the following (in thousands):
                                              July 31,    May 1,
                                                1999       1999

Raw materials ............................    $11,556    $ 8,465
Work-in-process...........................      1,890      1,596
Finished goods............................      1,790      3,803
                                              -------    -------
                                              $15,236    $13,864
                                              =======    =======

NOTE C. LITIGATION
            On February 17, 1999, Daktronics was sued in the circuit court of Hillsborough County, Florida by the Buccaneers Football Stadium Limited Partnership, an affiliated company of the Tampa Bay Buccaneers football team. The lawsuit alleges that the video displays installed at Raymond James Stadium in Tampa, Florida do not meet the contract requirements. The lawsuit seeks either to rescind the contract under which Daktronics furnished the scoring and display equipment for the Stadium and obtain the return of all funds paid or to obtain damages for breach of contract. The Tampa Sports Authority owns Raymond James Stadium and is not a plaintiff in the action.

            The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics has received approximately $3.1 million in payments under the contract and has unpaid invoices outstanding in the amount of approximately $2.9 million. In addition, the plaintiff is in default on a payment in the amount of $257,000 under a promissory note to Daktronics as part of the contract. Daktronics believes these payments have been unreasonably withheld and has filed a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

            The Company has recorded a provision for estimated costs to be incurred in connection with the litigation described above as well as other miscellaneous claims and litigation arising in the ordinary course of business.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


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

RESULTS OF OPERATIONS
            The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:


                                                  THREE MONTHS ENDED
                                                  ------------------
                                                JULY 31,     AUGUST 1,
                                                 1999          1998
                                              (13 WEEKS)    (13 WEEKS)
                                              ----------    ----------

             Net sales.........................   100.0%    100.0%
             Cost of goods sold................    73.8%     71.7%
                                                  ------    ------
             Gross profit......................    26.2%     28.3%
             Operating expenses................    16.5%     20.0%
                                                  ------    ------
             Operating income..................     9.6%      8.3%
             Interest income...................     0.3%      0.5%
             Interest expense..................    (0.8%)    (0.8%)
             Other income .....................     0.3%      0.4%
                                                  ------    ------
             Income before income
                         taxes.................     9.4%      8.4%
             Income tax expense................     3.8%      3.4%
                                                  ------    ------
             Net income  ......................     5.6%      5.0%
                                                  ======    ======

NET SALES
            Net sales were $31.5 million for the three months ended July 31, 1999 compared to $22.2 million for the three months ended August 1, 1998. The increase in net sales was due primarily to increases in net sales in the college and university, arenas and auditoriums and major league niches of the sports markets. The increases in these market niches were primarily the result of increased ProStar(R) Video Plus sales.

GROSS PROFIT
            Gross profit increased to $8.2 million for the three months ended July 31, 1999 from $6.3 million for the three months ended August 1, 1998. The increase in gross profit was the result of an increase in net sales which was somewhat offset by lower gross profit percentage of net sales.

OPERATING EXPENSES
            Selling expenses were $3.3 million for the three months ended July 31, 1999 and $2.6 million for the three months ended August 1, 1998. As a percent of sales, selling expenses decreased 1.5%.

            General and administrative expenses were $913,000 for the three months ended July 31, 1999 compared to $952,000 for the three months ended August 1, 1998.

            Product design and development expenses increased to $1.0 million for the three months ended July 31, 1999 from $868,000 for the three months ended August 1, 1998. The increase was due to a greater number of product development projects which included continued improvement of the Company's new LED video product, and upgrading and expanding existing products.

INTEREST INCOME
            The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income decreased to $91,000 for the three months ended July 31, 1999 from $102,000 for the three months ended August 1, 1998.

INTEREST EXPENSE
            Interest expense increased to $264,000 for the three months ended July 31, 1999 from $174,000 for the three months ended August 1, 1998. The increase was the result of an increase in average loan balances.

INCOME TAX EXPENSE
            Income tax expense as a percentage of income before income taxes was 40% for both the three months ended July 31, 1999 and August 1, 1998, respectively.

NET INCOME
            Net income increased to $1.8 million from $1.1 million for the three months ended July 31, 1999 and August 1, 1998, respectively. The increase was due primarily to the increase in net sales.

            Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES
            Working capital was $21.1 million at July 31, 1999 and $20.6 million at May 1, 1999. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

            Cash used by operations for the three months ended July 31, 1999 was $1.7 million. Net income of $1.8 million plus depreciation and amortization of $627,000 were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $1,583,000 of purchases of property and equipment. Cash provided from financing activities included $2,991,000 net borrowings under the Company's line of credit. Cash used for financing activities consisted of $473,000 of repayment of long-term debt.

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

            The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1,016,000 for the three months ended July 31, 1999 and $868,000 for the three months ended August 1, 1999. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

            The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (6.74% at July 31, 1999) and is due on October 1, 2002. As of July 31, 1999, $5.7 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23.0 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

            The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $50.0 million in bonded work outstanding. At July 31, 1999, the Company had $9.1 million of bonded work outstanding against this line.

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



                                    /s/ Aelred J. Kurtenbach, Chairman and CEO
                                    --------------------------------------------
                                    Daktronics, Inc.
                                    (Dr. Aelred J. Kurtenbach, Chairman and CEO)
                                    (Chairman and CEO)


Date    September 10, 1999
    ----------------------

                                    /s/ Paul J. Weinand, Treasurer
                                    --------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)