Form 10-Q
period 1999-10-30
DAKTRONICS INC /SD/
filed 1999-12-14
CIK 915779

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   Class                   Outstanding at November 30, 1999
                   -----                   --------------------------------
         Common Stock, No par value                    4,397,201

--------------------------------------------------------------------------------

                                Daktronics, Inc.

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------
           Consolidated Balance Sheets -
           October 30, 1999 and May 1, 1999 ...........................    3 - 4

           Consolidated Statements of Operations
           Three months and six months ended
           October 30, 1999 and October 31, 1998.......................      5

           Consolidated Statements of Cash Flows -
           Six months ended October 30, 1999 and
           October 31, 1998............................................      6

           Notes to Consolidated Financial Statements..................    7 - 8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operation................   9 - 12

           Other Information...........................................     13

Part II. Signatures....................................................     14

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            OCTOBER 30,
                                                               1999           MAY 1,
ASSETS                                                      (UNAUDITED)       1999
                                                            -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents .............................    $       391    $     1,050
  Accounts receivable less allowance
    for doubtful accounts of $220 at
    October 30, 1999 and $212 at May 1, 1999 ............         18,869         19,832
  Current maturities of long-term
    receivables .........................................          2,023          2,300
  Inventories ...........................................         14,788         13,864
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ...........................................         11,048          5,374
  Prepaid expenses and other ............................             10            311
  Deferred income tax benefit ...........................          1,419          1,476
                                                             -----------    -----------
    Total current assets ................................    $    48,548    $    44,207
                                                             -----------    -----------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights ....................................    $       825    $        --
  Long-term receivables,
    less current maturities .............................          5,215          6,048
  Intangible assets and other ...........................            558            621
                                                             -----------    -----------
                                                             $     6,598    $     6,669
                                                             -----------    -----------

PROPERTY AND EQUIPMENT,
  at cost
    Land ................................................    $       532    $       532
    Buildings ...........................................          6,530          5,459
    Machinery and equipment .............................         15,562         14,036
    Office furniture and equipment ......................          2,862          1,997
    Transportation equipment ............................            915            744
                                                             -----------    -----------
                                                             $    26,401    $    22,768
  Less accumulated depreciation .........................         12,146         11,025
                                                             -----------    -----------
                                                             $    14,255    $    11,743
                                                             -----------    -----------
                                                             $    69,401    $    62,619
                                                             ===========    ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                               OCTOBER 30,
                                                                  1999           MAY 1,
LIABILITIES AND SHAREHOLDERS' EQUITY                           (UNAUDITED)        1999
                                                               -----------     -----------
CURRENT LIABILITIES
  Notes payable, bank ...................................    $    10,310     $     2,659
  Current maturities of
    long-term debt ......................................          1,951           1,951
  Accounts payable ......................................          7,184           8,815
  Customer Deposits .....................................            117           1,292
  Accrued expenses ......................................          4,676           5,293
  Billings in excess of costs and
    estimated earnings on uncompleted contracts .........          2,824           2,970
  Income taxes payable ..................................             --             635
                                                             -----------     -----------
    Total current liabilities ...........................    $    27,062     $    23,615
                                                             -----------     -----------

LONG-TERM DEBT
  Less current maturities ...............................    $     7,727     $     8,275

DEFERRED INCOME .........................................    $       424     $       602

DEFERRED INCOME TAXES ...................................    $       515     $       626

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued October 30, 1999 4,392,871 shares
    May 1, 1999 4,374,861 shares ........................    $    11,881     $    11,819
  Retained earnings .....................................         21,801          17,691
                                                             -----------     -----------
                                                             $    33,682     $    29,510
Less:
  Cost of 4,920 treasury shares .........................             (9)             (9)
                                                             -----------     -----------
                                                             $    33,673     $    29,501
                                                             -----------     -----------
                                                             $    69,401     $    62,619
                                                             ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ---------------------------     ---------------------------
                                                  OCTOBER 30,     OCTOBER 31,     OCTOBER 30,     OCTOBER 31,
                                                     1999            1998            1999            1998
                                                  (13 WEEKS)      (13 WEEKS)      (26 WEEKS)      (26 WEEKS)
                                                  -----------     -----------     -----------     -----------

Net sales ....................................    $    37,127     $    24,233     $    68,594     $    46,469
Cost of goods sold ...........................         27,380          18,064          50,613          34,003
                                                  -----------     -----------     -----------     -----------
        Gross profit .........................    $     9,747     $     6,169     $    17,981     $    12,466
                                                  -----------     -----------     -----------     -----------
Operating expenses:
    Selling ..................................    $     3,740     $     3,054           7,013     $     5,691
    General and administrative ...............          1,182             885           2,094           1,837
    Product design and development ...........            971             801           1,987           1,669
                                                  -----------     -----------     -----------     -----------
                                                  $     5,893     $     4,740     $    11,094     $     9,197
                                                  -----------     -----------     -----------     -----------
        Operating income .....................    $     3,854     $     1,429     $     6,887     $     3,269
Nonoperating income (expense):
    Interest income ..........................            192             191             283             293
    Interest expense .........................           (305)           (245)           (569)           (419)
    Other income .............................            194              34             300             128
                                                  -----------     -----------     -----------     -----------
        Income before income taxes ...........    $     3,935     $     1,409     $     6,901     $     3,271
Income tax expense ...........................          1,592             566           2,791           1,314
                                                  -----------     -----------     -----------     -----------
        Net income ...........................    $     2,343     $       843     $     4,110     $     1,957
                                                  ===========     ===========     ===========     ===========

Earnings per share (basic) ...................    $       .53     $       .19     $       .94     $       .45
                                                  ===========     ===========     ===========     ===========
Earnings per share (diluted) .................    $       .51     $       .19     $       .90     $       .44
                                                  ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        SIX MONTHS ENDED
                                                                  ---------------------------
                                                                  OCTOBER 30,     OCTOBER 31,
                                                                     1999           1998
                                                                  (26 WEEKS)      (26 WEEKS)
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................    $     4,110     $     1,957
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation ...........................................          1,121             808
      Amoritization ..........................................            155             160
      Provision for doubtful accounts ........................              8              62
      Change in operating assets and
        liabilities ..........................................         (9,493)         (7,310)
                                                                  -----------     -----------
          Net cash (used in)
            operating activities .............................    $    (4,099)    $    (4,323)
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .........................    $    (3,633)    $    (1,917)
  Other, net .................................................            (92)           (147)
                                                                  -----------     -----------
  Net cash (used in)
    investing activities .....................................    $    (3,725)    $    (2,064)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ............................    $     7,661     $     1,651
  Proceeds from lease ........................................            390              --
  Proceeds from long-term debt ...............................             --           5,000
  Principal payments on
    long-term debt ...........................................           (948)           (311)
  Proceeds from exercise of stock options ....................             62              61
                                                                  -----------     -----------
  Net cash provided by
    financing activities .....................................    $     7,165     $     6,401
                                                                  -----------     -----------
  Increase (decrease) in cash and cash equivalents ...........    $      (659)    $        14
Cash and cash equivalents:
  Beginning ..................................................          1,050             148
                                                                  -----------     -----------

  Ending .....................................................    $       391     $       162
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

         Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the six months ended October 30, 1999 and October 31, 1998 follows (amounts in thousands except per share amounts):

                                                                                       Per
                                                                Net                   Share
                                                              Income      Shares      Amount
For the six months ended October 30, 1999:
            Basic EPS ...................................    $  4,110       4,393    $    .94
            Effect of dilutive securities:
              Exercise of stock options .................          --         223         .04
                                                             --------    --------    --------
            Diluted EPS .................................    $  4,110       4,616    $    .90
                                                             ========    ========    ========

For the six months ended October 31, 1998:
            Basic EPS ...................................    $  1,957       4,330    $   0.45
            Effect of dilutive securities:
              Exercise of stock options .................          --          94         .01
                                                             --------    --------    --------
            Diluted EPS .................................    $  1,957       4,424    $   0.44
                                                             ========    ========    ========


         In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of October 30, 1999 and the results of its operations and cash flows for the six months ended October 30, 1999 and October 31, 1998. These results may not be indicative of the results to be expected for the full fiscal year.

NOTE B. INVENTORIES

         Inventories consist of the following (in thousands):

                                                   October 30,       May 1,
                                                      1999            1999
                                                      ----            ----

              Raw materials.....................   $     8,726    $    8,465
              Work-in-process...................         1,560         1,596
              Finished goods....................         4,502         3,803
                                                   -----------    ----------
                                                   $    14,788    $   13,864
                                                   ===========    ==========

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

NOTE D. SUBSEQUENT EVENT

         On December 7, 1999, Daktronics approved a two-for-one stock split of the Company's common stock in the form of a stock dividend. Stockholders of record at the close of business on December 20, 1999 will receive one additional share for each share of common stock held on that date of record. Daktronics stock will begin trading on the split-adjusted basis on January 10, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights the principal factors affecting changes in financial condition and results of operations.

         This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

         In addition to statements of fact, this report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events which could materially affect Company performance in the future. The Company cautions that these and similar statements involve risk and uncertainties including changes in economic and market conditions, seasonality of business in certain market niches, impact of large orders, management of growth, and other risks noted in the Company's SEC filings which may cause actual results to differ materially. Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

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

         The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters of the fiscal year end on the Saturday closest to July 31, October 31 and January 31.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 ---------------------------     ---------------------------
                                                 OCTOBER 30,     OCTOBER 31,     OCTOBER 30,     OCTOBER 31,
                                                    1999            1998            1999            1998
                                                 (13 WEEKS)      (13 WEEKS)      (26 WEEKS)      (26 WEEKS)
                                                 -----------     -----------     -----------     -----------
Net sales .................................         100.0%          100.0%          100.0%          100.0%
Cost of goods sold ........................          73.7%           74.5%           73.8%           73.2%
                                                   ------          ------          ------          ------
Gross profit ..............................          26.3%           25.5%           26.2%           26.8%
Operating expenses ........................          15.9%           19.6%           16.2%           19.8%
                                                   ------          ------          ------          ------
Operating income ..........................          10.4%            5.9%           10.0%            7.0%
Interest income ...........................           0.5%            0.8%            0.4%            0.6%
Interest expense ..........................          (0.8%)          (1.0%)          (0.8%)          (0.9%)
Other income ..............................           0.5%            0.1%            0.4%            0.3%
                                                   ------          ------          ------          ------
Income before income taxes ................          10.6%            5.8%           10.0%            7.0%
Income tax expense ........................           4.3%            2.3%            4.0%            2.8%
                                                   ------          ------          ------          ------
Net income ................................           6.3%            3.5%            6.0%            4.2%
                                                   ======          ======          ======          ======

NET SALES

         Net sales were $37.1 million and $68.6 million for the three and six months ended October 30, 1999 compared to $24.2 million and $46.5 million for the three and six months ended October 31, 1998. The increase in net sales was primarily the result in increases in sales in the college and university, and major league niches of the sports markets, and the commercial market. The increases in these market niches were primarily the result of increased Pro-Star(TM) Video Plus sales.

         Based on current backlog and customer quotations, the Company believes that net sales for the last six months of fiscal year 2000 should exceed the last six months of fiscal year 1999.

GROSS PROFIT

         Gross profit increased 58% to $9.7 million for the three months ended October 30, 1999 from $6.2 million for the three months ended October 31, 1998 while gross profit as a percentage of net sales increased to 26.3% from 25.5%, respectively.

         Gross profit increased 44% to $18 million for the six months ended October 30, 1999 from $12.5 million for the six months ended October 31, 1998 while gross profit as a percentage of net sales decreased to 26.2% from 26.8%, respectively.

OPERATING EXPENSES

         Selling expenses increased to $3.7 million for the three months ended October 30, 1999 from $3.1 million for the three months ended October 31, 1998. Selling expenses increased to $7 million for the six months ended October 30, 1999 from $5.7 million for the six months ended October 31, 1998. The increases were due primarily to the addition of sales staff and increased selling activity.

         General and administrative expenses increased to $1.2 million and $2.1 million for the three and six months ended October 30, 1999 from $885,000 and $1.8 million for the three and six months ended October 31, 1998. The increases were due to increases in salary and personnel to support company growth.

         Product design and development expenses were $971,000 and $2.0 million for the three and six months ended October 30, 1999 and $801,000 and $1.7 million for the three and six months ended October 31, 1998 as the Company continues to improve the LED video product, and upgrade and expand the existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $192,000 and $283,000 for the three and six months ended October 30, 1999 from $191,000 and $293,000 for the three and six months ended October 31, 1998.

INTEREST EXPENSE

         Interest expense increased to $305,000 and $569,000 for the three and six month periods ended October 30, 1999 from $245,000 and $419,000 for the three and six months ended October 31, 1998. The increase was due to an increase in average loan balances.

INCOME TAX EXPENSE

         Income taxes as a percentage of income before income taxes were approximately 40% for the six months ended October 30, 1999 and October 31, 1998.

NET INCOME

         Net income was $2.3 million and $4.1 million for the three and six months ended October 30, 1999 compared to $843,000 and $2.0 million for the three and six months ended October 31, 1998. The increase was due to an increase in net sales.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $21.5 million at October 30, 1999 and $20.6 million at May 2, 1999. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the six months ended October 30, 1999 was $4.1 million. Net income of $4.1 million plus depreciation and amortization of $1.3 million were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $3.6 million of purchases of property and equipment. Cash provided from financing activities included $7.7 million of net borrowings under the Company's line of credit, borrowing on a lease of $390,000 and $62,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $948,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $2 million for the six months ended October 30, 1999 and $1.7 million for the six months ended October 31, 1998. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (6.99% at October 30, 1999) and is due on October 1, 2001. As of October 30, 1999, $10.3 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $50.0 million in bonded work outstanding. At October 30, 1999, the Company had $9.1 million of bonded work outstanding against this line.

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

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and implemented new enterprise resource planning software which was fully operational in fiscal 1999 and has been represented by the vendor to be Year 2000 compliant. The Company has tested for Year 2000 compliance. The cost of the new software was capitalized. The Company has assurances from a majority of its key suppliers indicating that they are Year 2000 compliant. The Company has not incurred any material expenses to date in connection with this evaluation, and does not anticipate material expenses in the future. The Company has reviewed its computer programs which it includes in its display systems and has substantially completed the implementation changes to be Year 2000 compliant.

         The Company has identified alternate suppliers in the event that its key suppliers fail to adequately address the Year 2000 issue.

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

                           PART II - OTHER INFORMATION


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following items and the results were submitted to the shareholders at the annual meeting held on August 18, 1999.

1. Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

     Aelred J. Kurtenbach:  For 4,170,629    Against 1,304     Abstain)
     Charles S. Roberts:    For 4,149,826    Against 28,403    Abstain) 174,908
     Nancy D. Frame:        For 4,433,948    Against 3,062     Abstain)

2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending 29 April 2000.

     For 4,433,867      Against 4,712      Abstain 173,144

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     /s/ Aelred J. Kurtenbach, Chairman and CEO
                                    -------------------------------------------
                                    Daktronics, Inc.
                                    (Dr. Aelred J. Kurtenbach, Chairman and CEO)
                                    (Chairman and CEO)


Date  December 13, 1999
     ------------------

                                     /s/ Paul J. Weinand, Treasurer
                                    -------------------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)