Form 10-Q
period 2000-01-29
DAKTRONICS INC /SD/
filed 2000-03-14
CIK 915779

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 29, 2000

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



          ------------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   Class                   Outstanding at January 31, 2000
                   -----                   -------------------------------
         Common Stock, No par value                   8,866,966

--------------------------------------------------------------------------------

                                Daktronics, Inc.

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------

            Consolidated Balance Sheets -
            January 29, 2000 and May 1, 1999 .........................     3 - 4

            Consolidated Statements of Operations
            Three months and nine months ended
            January 29, 2000 and January 30, 1999.....................       5

            Consolidated Statements of Cash Flows -
            Nine months ended January 29, 2000 and
            January 30, 1999..........................................       6

            Notes to Consolidated Financial Statements................     7 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operation..............    9 - 12

Part II. Other Information............................................      13

            Signatures................................................      14

                         DAKTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           JANUARY 29,
                                                               2000             MAY 1,
ASSETS                                                     (UNAUDITED)           1999
                                                           ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents .........................      $        416      $      1,050
  Accounts receivable less allowance
    for doubtful accounts of $234 at
    January 29, 2000 and $212 at May 1, 1999 ........            16,059            19,832
  Current maturities of long-term
    receivables .....................................             2,014             2,300
  Inventories .......................................            15,277            13,864
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts .......................................            14,211             5,374
  Prepaid expenses and other ........................                 5               311
  Deferred income tax benefit .......................             1,139             1,476
                                                           ------------      ------------
    Total current assets ............................      $     49,121      $     44,207
                                                           ============      ============

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights ................................      $        825      $         --
  Long-term receivables,
    less current maturities .........................             4,238             6,048
  Intangible assets and other .......................               978               621
                                                           ------------      ------------
                                                           $      6,041      $      6,669
                                                           ============      ============

PROPERTY AND EQUIPMENT,
  at cost
    Land ............................................      $        532      $        532
    Buildings .......................................             7,506             5,459
    Machinery and equipment .........................            16,768            14,036
    Office furniture and equipment ..................             2,946             1,997
    Transportation equipment ........................               994               744
                                                           ------------      ------------
                                                           $     28,746      $     22,768
  Less accumulated depreciation .....................            12,698            11,025
                                                           ------------      ------------
                                                           $     16,048      $     11,743
                                                           ------------      ------------
                                                           $     71,210      $     62,619
                                                           ============      ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                                             JANUARY 29,
                                                                 2000              MAY 1,
LIABILITIES AND SHAREHOLDERS' EQUITY                          (UNAUDITED)           1999
                                                             ------------       ------------
CURRENT LIABILITIES
  Notes payable, bank .................................      $     10,490       $      2,659
  Current maturities of
    long-term debt ....................................             1,951              1,951
  Accounts payable ....................................             8,662              8,815
  Customer deposits ...................................               112              1,292
  Accrued expenses ....................................             4,424              5,293
  Billings in excess of costs and
    estimated earnings on uncompleted contracts .......             2,087              2,970
  Income taxes payable ................................               370                635
                                                             ------------       ------------
    Total current liabilities .........................      $     28,096       $     23,615
                                                             ------------       ------------

LONG-TERM DEBT
  Less current maturities .............................      $      7,074       $      8,275

DEFERRED INCOME .......................................      $        516       $        602

DEFERRED INCOME TAXES .................................      $        515       $        626

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued January 29, 2000 8,866,962 shares
    May 1, 1999 8,749,722 shares ......................      $     12,210       $     11,819
  Retained earnings ...................................            22,808             17,691
                                                             ------------       ------------
                                                             $     35,018       $     29,510
Less:
  Cost of 9,840 treasury shares .......................                (9)                (9)
                                                             ------------       ------------
                                                             $     35,009       $     29,501
                                                             ------------       ------------
                                                             $     71,210       $     62,619
                                                             ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      ------------------                -----------------
                                                 JANUARY 29,      JANUARY 30,      JANUARY 29,      JANUARY 30,
                                                    2000             1999             2000             1999
                                                 (13 WEEKS)       (13 WEEKS)       (39 WEEKS)       (39 WEEKS)
                                                ------------     ------------     ------------     ------------
Net sales ..................................    $     27,159     $     17,681     $     95,753     $     64,150
Cost of goods sold .........................          19,610           12,721           70,223           46,724
                                                ------------     ------------     ------------     ------------
    Gross profit ...........................    $      7,549     $      4,960     $     25,530     $     17,426
                                                ------------     ------------     ------------     ------------
Operating expenses:
  Selling ..................................    $      3,593     $      2,738     $     10,606     $      8,429
  General and administrative ...............           1,169              724            3,263            2,561
  Product design and development ...........           1,023              933            3,009            2,602
                                                ------------     ------------     ------------     ------------
                                                $      5,785     $      4,395     $     16,878     $     13,592
                                                ------------     ------------     ------------     ------------
    Operating income .......................    $      1,764     $        565     $      8,652     $      3,834
Nonoperating income (expense):
  Interest income ..........................             239              221              522              514
  Interest expense .........................            (399)            (255)            (968)            (674)
  Other income .............................              72               68              372              196
                                                ------------     ------------     ------------     ------------
    Income  before income taxes ............    $      1,676     $        599     $      8,578     $      3,870
Income tax expense .........................             670              243            3,461            1,557
                                                ------------     ------------     ------------     ------------
    Net income .............................    $      1,006     $        356     $      5,117     $      2,313
                                                ============     ============     ============     ============

Earnings per share:
  Basic (1) ................................    $        .11     $        .04     $        .58     $        .27
                                                ============     ============     ============     ============
  Diluted (1) ..............................    $        .11     $        .04     $        .56     $        .26
                                                ============     ============     ============     ============

         (1) Share and per share amounts for the three and nine months ended January 30, 1999 have been restated to reflect a two-for-one stock split in January 2000.


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         DAKTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                    JANUARY 29,        JANUARY 30,
                                                                       2000               1999
                                                                    (39 WEEKS)         (39 WEEKS)
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................      $      5,117       $      2,313
  Adjustments to reconcile net income to
    net cash (used in) operating activities:
      Depreciation ..........................................             1,673              1,300
      Amortization ..........................................               232                240
      Provision for doubtful accounts .......................                22                 92
      Change in operating assets and
        liabilities .........................................            (8,132)            (8,433)
                                                                   ------------       ------------
          Net cash (used in)
            operating activities ............................      $     (1,088)      $     (4,488)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ........................      $     (5,978)      $     (3,186)
  Other, net ................................................              (589)               155
                                                                   ------------       ------------
      Net cash (used in)
        investing activities ................................      $     (6,567)      $     (3,031)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ...........................      $      7,831       $      3,118
  Proceeds from lease .......................................               390                 --
  Proceeds from long-term debt ..............................                --              5,000
  Principal payments on
    long-term debt ..........................................            (1,591)              (614)
  Proceeds from exercise of stock options ...................               391                 94
                                                                   ------------       ------------
      Net cash provided by
      financing activities ..................................      $      7,021       $      7,598
                                                                   ------------       ------------
    Increase (decrease) in cash and cash equivalents ........      $       (634)      $         79
Cash and cash equivalents:
  Beginning .................................................             1,050                148
                                                                   ------------       ------------

  Ending ....................................................      $        416       $        227
                                                                   ============       ============

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiary as of January 29, 2000 and the results of its operations and cash flows for the nine months ended January 29, 2000 and January 30, 1999. These results may not be indicative of the results to be expected for the full fiscal year.

         These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended May 1, 1999, previously filed with the Commission.

         Earnings per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share". A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the nine months ended January 29, 2000 and January 30, 1999 follows (amounts in thousands except per share amounts):

                                                                         Per
                                                 Net                    Share
                                                Income      Shares      Amount
                                                ------      ------      ------

For the nine months ended January 29, 2000:
      Basic EPS .............................  $  5,117       8,792    $    .58
      Effect of dilutive securities:
        Exercise of stock options ...........        --         376        (.02)
                                               --------    --------    --------
      Diluted EPS ...........................  $  5,117       9,168    $    .56
                                               ========    ========    ========

For the nine months ended January 30, 1999:
      Basic EPS (1) .........................  $  2,313       8,680    $   0.27
      Effect of dilutive securities:
        Exercise of stock options (1) .......        --         240        (.01)
                                               --------    --------    --------
      Diluted EPS (1) .......................  $  2,313       8,920    $   0.26
                                               ========    ========    ========

         (1) Share and per share amounts for the nine months ended January 30, 1999 have been restated to reflect a two-for-one stock split in January 2000.

NOTE B. INVENTORIES

         Inventories consist of the following (in thousands):

                                                January 29,       May 1,
                                                   2000            1999
                                                   ----            ----

            Raw materials....................   $   8,681       $   8,465
            Work-in-process..................       2,339           1,596
            Finished goods...................       4,257           3,803
                                                ---------       ---------
                                                $  15,277       $  13,864
                                                =========       =========

NOTE C. LITIGATION

         On February 17, 1999, Daktronics was sued in the circuit court of Hillsborough County, Florida by the Buccaneers Football Stadium Limited Partnership, an affiliated company of the Tampa Bay Buccaneers football team. The lawsuit alleged that the video displays installed at Raymond James Stadium in Tampa, Florida did not meet the contract requirements. The lawsuit sought either to rescind the contract under which Daktronics furnished the scoring and display equipment for the Stadium and obtain the return of all funds paid or to obtain damages for breach of contract. The Tampa Sports Authority owns Raymond James Stadium and was not a plaintiff in the action.

         The contract, valued at approximately $7.9 million, included two large end zone scoreboards with video displays, sideline auxiliary scoreboards, advertising panels and installation. Daktronics had received approximately $3.1 million in payments under the contract and had unpaid invoices outstanding in the amount of approximately $2.9 million. In addition, the plaintiff was in default on a payment in the amount of $257,000 under a promissory note to Daktronics as part of the contract. Daktronics believed those payments had been unreasonably withheld and had filed a counterclaim for these payments, related interest and acceleration of remaining payments under the promissory note.

         In January 2000, Daktronics and Tampa Bay Buccaneers Entities reached an out of court settlement. The settlement did not have a material effect on the current financial statements.

NOTE D. STOCK SPLIT

         On December 7, 1999, Daktronics approved a two-for-one stock split of the Company's common stock in the form of a stock dividend. Stockholders of record at the close of business on December 20, 1999 received one additional share for each share of common stock on that date of record. Daktronics stock began trading on the split-adjusted basis on January 10, 2000.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 ------------------           -----------------
                                            JANUARY 29,    JANUARY 30,    JANUARY 29,    JANUARY 30,
                                               2000           1999           2000           1999
                                            (13 WEEKS)     (13 WEEKS)     (39 WEEKS)     (39 WEEKS)
                                            ----------     ----------     ----------     ----------
Net sales .............................        100.0%         100.0%         100.0%         100.0%
Cost of goods sold ....................         72.2%          71.9%          73.3%          72.8%
                                              ------         ------         ------         ------
Gross profit ..........................         27.8%          28.1%          26.7%          27.2%
Operating expenses ....................         21.3%          24.9%          17.7%          21.2%
                                              ------         ------         ------         ------
Operating income ......................          6.5%           3.2%           9.0%           6.0%
Interest income .......................          0.9%           1.2%           0.5%           0.8%
Interest expense ......................         (1.5%)         (1.4%)         (1.0%)         (1.1%)
Other income ..........................          0.3%           0.4%           0.4%           0.3%
                                              ------         ------         ------         ------
Income before income taxes ............          6.2%           3.4%           8.9%           6.0%
Income tax expense ....................          2.5%           1.4%           3.6%           2.4%
                                              ------         ------         ------         ------
Net income ............................          3.7%           2.0%           5.3%           3.6%
                                              ======         ======         ======         ======

NET SALES

         Net sales were $27.2 million and $95.8 million for the three and nine months ended January 29, 2000 compared to $17.7 million and $64.2 million for the three and nine months ended January 30, 1999. The increase in net sales was primarily the result in increases in sales in the college and university, and major league niches of the sports markets, and the commercial market. The increases in these market niches were primarily the result of increased Pro-Star(TM) Video Plus sales.

         Based on current backlog and customer quotations, the Company believes it will be a challenge to exceed the sales and earnings of the 1999 fourth quarter for the fourth quarter of 2000.

GROSS PROFIT

         Gross profit increased 50% to $7.5 million for the three months ended January 29, 2000 from $5.0 million for the three months ended January 30, 1999 while gross profit as a percentage of net sales decreased from 28.1% to 27.8% respectively.

         Gross profit increased 47% to $25.5 million for the nine months ended January 29, 2000 from $17.4 million for the nine months ended January 30, 1999 while gross profit as a percentage of net sales decreased from 27% to 26.7% respectively.

OPERATING EXPENSES

         Selling expenses increased to $3.6 million for the three months ended January 29, 2000 from $2.7 million for the three months ended January 30, 1999. Selling expenses increased to $10.6 million for the nine months ended January 29, 2000 from $8.4 million for the nine months ended January 30, 1999. The increases were due primarily to the addition of sales staff and increased selling activity.

         General and administrative expenses increased to $1.2 million and $3.3 million for the three and nine months ended January 29, 2000 from $724,000 and $2.6 million for the three and nine months ended January 30, 1999. The increases were due to increases in salary and personnel to support company growth.

         Product design and development expenses were $1.0 million and $3.0 million for the three and nine months ended January 29, 2000 and $933,000 and $2.6 million for the three and nine months ended January 30, 1999. The Company continues to improve the LED video product, and upgrade and expand the existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $239,000 and $522,000 for the three and nine months ended January 29, 2000 and $221,000 and $514,000 for the three and nine months ended January 30, 1999.

INTEREST EXPENSE

         Interest expense increased to $399,000 and $968,000 for the three and nine month periods ended January 29, 2000 from $255,000 and $674,000 for the three and nine months ended January 30, 1999. The increases were due to increases in average loan balances.

INCOME TAX EXPENSE

         Income taxes as a percentage of income before income taxes were approximately 40% for the nine months ended January 29, 2000 and January 30, 1999.

NET INCOME

         Net income was $1 million and $5.1 million for the three and nine months ended January 29, 2000 compared to $356,000 and $2.3 million for the three and nine months ended January 30, 1999. The increase was due to an increase in net sales.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $21 million at January 29, 2000 and $20.6 million at May 1, 1999. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash used by operations for the nine months ended January 29, 2000 was $1.1 million. Net income of $5.1 million plus depreciation and amortization of $1.9 million were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $6 million of purchases of property and equipment. Cash provided from financing activities included $7.8 million of net borrowings under the Company's line of credit, borrowing on a lease of $390,000 and $391,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $1.6 million of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $3 million for the nine months ended January 29, 2000 and $2.6 million for the nine months ended January 30, 1999. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $15.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (7.36% at January 29, 2000) and is due on October 1, 2001. As of January 29, 2000, $10.5 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $50.0 million in bonded work outstanding. At January 29, 2000, the Company had $13.2 million of bonded work outstanding against this line.

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

YEAR 2000 ISSUES

         Many computer programs used only two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by those programs. The Company did not suffer any disruption of operations from its own computer applications or from any of its key suppliers.

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

                            PART II-OTHER INFORMATION


Item 1-LEGAL PROCEEDINGS

         The information set forth in the Notes to Financial Statements-Legal Proceedings on page 13 of the January 29, 2000 10-Q is incorporated herein by reference.

Item 2-CHANGES IN SECURITIES

         On December 29, 1999, 22,000 warrants were issued to 21 individuals and/or entities in partial consideration of the asset purchase of FibreLite. These warrants are exercisable for shares of common stock at a price of $25.25 per share (pre-split price) during the period of December 30, 1999 through December 30, 2006. There are restrictions on these warrants, which solidify the exemption of these securities.

These securities were exempt from registration under the Securities Act of 1933,
Section 4(2) as not involving any public offerings.

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


Date  March 7, 2000
     --------------
                                    /s/ Paul J. Weinand, Treasurer
                                   -------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)