Form 10-K405
period 2000-04-29
DAKTRONICS INC /SD/
filed 2000-07-28
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 29, 2000
                                              --------------
                                       OR

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

                                  -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 14, 2000, 8,865,082 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of July 14, 2000 was approximately $72,800,000 based on the closing price of $11.25 per share of July 14, 2000 on the NASDAQ/NMS).

                       Documents Incorporated By Reference
                       -----------------------------------

         Selected portions of the Definitive Proxy Statement Incorporated into Part III
         Statement for the Annual Meeting of Shareholders to be held August 16, 2000

                                DAKTRONICS, INC.

                                Table of Contents


                                                                   Page(s)
                                                                   -------

PART I. ..........................................................  2 - 15

PART II. ......................................................... 15 - 35

PART III .........................................................      35

PART IV. ......................................................... 35 - 46

Signatures .......................................................      37

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

GENERAL

Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business and government applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Thousands of Daktronics displays communicate with millions of viewers every day in more than 70 countries worldwide.

The Company has sold display systems ranging from small standard scoreboards priced under $1,000 to large complex display systems priced in excess of $13 million. In fiscal 2000, sales of products and services under $50,000 represented approximately 27% of net sales.

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

Daktronics is an established leader in the niche of computer programmable signs. Growth of this product category was stimulated by the invention of the microprocessor and the continued development and acceptance in society of the personal computer. In many applications, the sign is another peripheral that is attached to a personal or desktop computer. The growth of computer programmable signage is related to the growth of the personal computer industry.

Programmable displays either emit or reflect light depending on the specific display technology that is utilized. Three years ago another technological breakthrough occurred. The development of a blue light emitting diode that was visible outdoors provided the basis for significant future growth in the industry. This allowed Daktronics to enter the large video display segment of the signage business. Previously the large video display business was dominated by the small cathode ray tube based product, and the suppliers were generally the same companies that were in the television set business.

With the availability of high quality blue and green light emitting diodes, it has been possible for Daktronics to broaden its scope and provide not only computer programmable signage but also large video displays for both outdoor and indoor usage.

Most of the manufacturers of computer programmable displays do not manufacture large video displays and conversely the large video manufacturers do not manufacture computer programmable displays. Daktronics, however, manufactures both computer programmable displays and large video displays. This places Daktronics in a uniquely beneficial position to serve venues that have both requirements such as the typical large sports venue. Daktronics, through the use of its proprietary Venus(R) 7000 software, also has the unique capability of time sharing a large screen such as in a large stadium or arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display. Having all these functions integrated into one ultra large display system gives the venue owner significant flexibility in managing the information and entertainment presentations that has not been available previously.

It is the opinion of the Company's management that the advent of digital television will further stimulate the ease and value of combining these video and information presentations into a single display system.

COMPANY BACKGROUND

The Company was founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, while professors of electrical engineering at South Dakota State University in Brookings, South Dakota, in part to utilize the talents of university graduates. Daktronics produced and sold its first product in 1970, a voting display system for the Utah Legislature. Using the technology developed from voting display systems, Daktronics expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970's, the Company incorporated microprocessor-based computers into its display controllers to process information provided by an operator and to formulate the information for presentation on a display. At that time, Daktronics also began building computer-programmable information display systems utilizing standard modules or sections in a variety of systems. The use of modular sections for both its smaller and larger display systems has allowed the Company to offer customers a broad range of both standard and custom products. These innovations helped the Company to obtain a scoreboard contract for the 1980 Winter Olympic Games and several large college installations. In the early to mid-1980's, Daktronics continued to enhance its controller and display technology, acquired the Glow Cube(R) reflective display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a major league facility.

During the 1990's, the Company has continued to expand its product lines, increase market share in its existing markets and develop new markets for its products. Daktronics has enhanced its Starburst(R) display technology by developing new lens and reflector designs to capture viewer attention and reduce energy consumption. The Company has display control circuitry capability to display 16 million possible color combinations at 30 frames per second. The Company has utilized this circuiting to develop technology for LED video displays. Examples of the Company's continued market penetration include (i) scoreboards and/or LED video displays for the Cleveland Browns, Seattle Mariners, Indianapolis Motor Speedway, Louisiana State University, (ii) commercial displays in Glass Houghton Freeport Village, United Kingdom; Times Square, New York; Las Vegas, Nevada and Branson, Missouri; and (iii) variable message systems for highway and mass transit use in Virginia, New Jersey, California, Washington, Delaware, Illinois, Pennsylvania, Mexico and New Zealand.

Dr. Al Kurtenbach, Daktronics Chairman and CEO, was awarded the 2000 Ernst & Young Entrepreneur of the Year Awards(R) program of Minnesota and the Dakotas in the area of manufacturing. Daktronics has received several awards, including being named the South Dakota Business of the Year in 1987, 1989 and 1993 by the South Dakota Industry and Commerce Association.

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

The two principal components of the Company's systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and to formulate the information, graphics or animation to be presented on the display. The display controller then controls each of the pixels (dots or picture elements that make up an image) on the display to present the message or image.

Data is transferred between the display controller and the displays for both local and remote display sites. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard and cellular telephone connections are used to connect remote display locations. These connections are generally purchased from third parties.

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

DISPLAY TECHNOLOGIES

Each of the Company's display systems uses one or more of the following display technologies: (i) LEDs, (ii) Starburst(R) four-color incandescent lamps, (iii) SunSpot(R) monochrome incandescent lamps, (iv) Glow Cube(R) and other reflective elements or (v) FibreLite(R) fiber-optic. The selection of a display technology depends on a variety of factors, including price, location, power consumption and operating cost, and complexity of the information, graphics or animation to be displayed. The outdoor displays are designed to withstand the elements and to be visible in both bright sunlight and at night.

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

STARBURST(R) COLOR INCANDESCENT LAMP DISPLAYS. Starburst(R) displays use four colors (red, green, blue and clear) to display many shades of color when different combinations of lights are illuminated. The most popular Starburst(R) displays use reflectors with colored lenses over clear lamps. Each of the display lamps is turned on and off at different intervals and rates determined by the software in the controller to change what is presented on the display. The Company-designed reflector and lens system consumes less energy than a traditional incandescent lamp display while maintaining the brightness of the display to the viewing audience. The Starburst(R) color displays are used both indoors and outdoors and provide customers the flexibility of displaying text, numbers, graphics, animation and other types of information. Among the thousands of the Company's Starburst(R) installations are displays at Caesars Palace, Philips Arena, Tacoma Dome and the Marine Midland Arena, and various indoor and outdoor sports facilities.

SUNSPOT(R) MONOCHROME INCANDESCENT LAMP DISPLAYS. SunSpot(R) displays use monochrome (one color) incandescent lamps which turn on and off at intervals and rates similar to a Starburst(R) multi-color display. SunSpot(R) displays are used both indoors and outdoors typically for time and temperature, messaging, graphics and other applications where color is not required. Daktronics has sold its SunSpot(R) displays for many small and large installations such as high school football stadiums, commercial businesses, and major league baseball parks.

REFLECTIVE DISPLAYS. The Company's Glow Cube(R) display technology uses three-dimensional pixels or "cubes." Each pixel is programmed to turn so that the viewing surface of the cube flips from a bright color to a dark contrasting color. Words and graphics form as each pixel flips from one color to the other. Glow Cube(R) displays are generally used outdoors, use less power and can be configured in a wide variety of sizes. Because a Glow Cube(R) display reflects sunlight during the day and fluorescent light at night, the display consumes relatively little power while operating. The Company's 7 x 18 foot Glow Cube(R) displays for the PGA TOUR each operate on a golf cart battery and are moved between tour sites throughout the season. Daktronics has also provided Glow Cube(R) displays for the 1996 Olympic Summer Games, the 1994 Olympic Winter Games and transportation departments in

Connecticut, New Jersey and Virginia, and will be providing displays for the 2000 Summer Olympic Games in Sydney, Australia.

Another reflective product, the MagneView(TM) technology, with its two dimensional design, is a low cost alternative to the Glow Cube(R) technology. This technology, along with others, was incorporated into the displays at the 1996 Summer Olympics in Atlanta, and will also be used for the 2000 Summer Olympics in Sydney.

FIBER-OPTIC DISPLAYS. The Company acquired a fiber-optic display technology in 1999. The Company's FibreLite(R) technology uses fiber-optic strands to deliver light to a display face from an image generator such as an LCD monitor. FibreLite(R) technology can provide a very affordable, indoor video display system for schools and for other applications.

PRODUCT FAMILIES

Daktronics product offering is comprised of three primary product groups:

1)   Sports Products
2)   Video Products
3)   Business Products

SPORTS PRODUCTS
The Sports Products group includes the following products:

Sports Product Displays. The Company offers a full line of indoor scoreboards ranging from 2-digit shot clocks to high school basketball scoreboards to large center hung scoreboards incorporating message centers and ad panels. The Company offers a number of indoor scoreboard models using LED technology or incandescent models. Approximately 85% of the popular indoor models sold are now the LED type.

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

     All Sport(R) 1500 - low cost, entry-level controller for scoreboards.
     All Sport(R) 3100 - controller with enhanced features and packaging over
          All Sport(R)1500.
     All Sport(R) 5010 - deluxe controller for controlling small and medium sized scoreboards.
     All Sport(R) 5100 - controller for large multi-display, multi-sport scoring system for large college and professional levels.

     OmniSport(R) 6000 - timer with enhanced features and packaging for larger aquatics, track, or other timed events.

The Company also offers a variety of statistics and results software under the DakStats(R) trademark to complement the controllers.

VIDEO PRODUCTS
The Video product group consists of displays having a large number of display pixels. The pixels offered are incandescent, LED, reflective Glow Cube(R) or fiber-optic pixels.

In recent years, the electronic sign industry has grown more and more sophisticated with the increased capability of the desktop personal computer.

Video Product Displays. Previously, conventional matrix displays formed images by simply turning a pixel on or off, displays today have the ability to vary the intensity of each pixel to allow the generation of multiple colors. These displays have the capability to display more than 16 million colors at speeds that allow the display of video information.

The large matrix product offering spans from a basic 24 pixel high display with on/off pixel control up to a full large-screen video at the high end.

Daktronics ProStar(R) LED technology, which uses red, green, and blue (RGB) LEDs at brightness levels adequate for outdoor, is well suited to display video because of its very quick response times. The 16 million color RGB LED displays offer state-of-the-art video and animation capability at a price significantly less than traditional large screen CRT video screens used in sports stadiums. The first ProStar(R) installations were installed in the fall of 1997. Through fiscal year 2000, 170 ProStar(R) displays have been sold.

The 16 million color Starburst(R) technology offers a lower cost alternative, approximately one-half the price per square foot of the RGB LED technology display for customers with tighter budgets. Although the Starburst(R) technology has lower resolution than the RGB LED product, it still provides an effective video and animation display.

Video Product Controllers. Daktronics Venus(R) 7000 controller uses the Windows(R) operating system. This is a PC-based, high-end controller which provides advanced capability for control of large animation/video displays. The V-Play(TM) controller is scheduled for release in mid-fiscal year 2001. It will allow for organizing and controlling video and audio clips.

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

BUSINESS PRODUCTS
The Business Products develops the Company's DataTrac(TM), InfoNet(TM), and Vanguard(TM) product lines intended primarily as text-base message displays. They cost less than a large matrix display which is designed for full graphics and animation.

DataTrac(TM) / InfoNet(TM) Displays. The DataTrac(TM) product line consists of a family of indoor LED displays comprised of discrete 5"x7" (pixel) characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. Daktronics offers products with .7", 1.2", 2.1" & 4.2" characters in a wide range of overall display sizes. Some models are available in either monochrome or tri-color.

InfoNet(TM) product line includes line oriented displays, with character heights of 2" and 4" on indoor models, and 9" for outdoors. The outdoor model, the G1000 series, has wide application as a low cost marquee display applicable to many of the markets Daktronics serves, especially the High School and Commercial markets. InfoNet(TM) products are available as single or multi-line units. Indoor InfoNet(TM) models find applications in the majority of markets served by Daktronics.

Vanguard(TM) Displays. This product line consists of a family of outdoor LED displays used primarily for the transportation markets. Vanguard(TM) displays are typically installed over roads to help direct traffic and inform motorists. The Company has developed a control system, also named Vanguard(TM), to operate a network of displays remotely.

Controllers for DataTrac(TM) and InfoNet(TM) Displays. All DataTrac(TM) and InfoNet(TM) products have a controller in the display which is capable of receiving a downloaded display program, and then operating independently to display that program until a new program is downloaded to it. This controller, called an MDC (Multi-purpose Display Controller), is a key building block for future product growth and expansion of the Company character and line oriented display product offering.

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

The protocol for transferring data into the MDC is called the Venus(R) 1500 protocol. For applications not addressed by the Venus(R) 1500, OEM's (original equipment manufacturers) can purchase the Company displays and write their own software using the Venus(R) 1500 protocol to communicate to the displays. The Company also offers a software module the OEM's can incorporate into a Windows(R) based program to reduce the time it takes to write this interface. Several OEM's have implemented the Venus(R) 1500 protocol into these applications, resulting in display sales in both the aviation market and the automatic call distribution (ACD) market (ie. Credit card processing centers).

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

The Company's display systems have been sold throughout the United States and in more than 70 countries worldwide. Daktronics markets and sells its products worldwide by direct sales and through independent resellers. The Company's sales personnel learn the needs of the Company's markets and customers by establishing relationships with existing and prospective customers, attending trade shows, conventions and seminars, and participating with customers in the installation of the Company's products.

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

The Company's direct sales staff, who are grouped by end user market, are also responsible for international sales in their respective markets. During fiscal 2000, 1999, and 1998, 9.3%, 11.4%, 9.3% of the Company's net sales, respectively, were derived from international sales. The typical terms for international sales is letter of credit or payment in advance in United States dollars. Daktronics intends to expand its international sales.

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

The primary markets served by the Company, along with types of customers, are shown below.

MARKETS             TYPES OF CUSTOMERS
-------             ------------------

SPORTS Elementary and Secondary Schools, Colleges and Universities, Recreation Centers, YMCAs, Major and Minor League Sports, Olympic Games and Other Sports Federations, Civic Arenas and Convention Centers, Pari-mutuel Gaming and Motor Racing

BUSINESS Banks, Auto Dealers, Shopping Malls, Casinos, Retail Stores and other businesses.

GOVERNMENT             Legislatures and Assemblies, Departments of
                       Transportation, Financial Exchanges, Aviation, Transit

Daktronics has a large and diverse customer base. Due to that diverse customer base, the loss of a major customer would not have an adverse impact on the Company.

During fiscal 2000, the Company's net sales to the sports market were approximately 78% of net sales, while the business and government markets accounted for approximately 12% and 7%, respectively, of net sales.

CUSTOMER SERVICE AND SUPPORT

Daktronics believes that its prompt and reliable customer service distinguishes it from many of its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 5 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including "Help Desk" access, parts repair and replacement, and programming support for video, animation and other display information. The Company staffs its Help Desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer's equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. The Company's modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company's principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

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

To enhance the level of service available to its customers, the Company has established 19 service centers in 17 states and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company uses a network of authorized service dealers in other domestic locations and in a number of other countries.

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

Daktronics engineering department, consists of three design groups, each aligned with one of the three primary product families, namely:

     o  Sports Products
     o  Video Products
     o  Business Products (See "Product Families" Section)

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

Product development expenses for fiscal 2000, 1999, and 1998 were approximately $4,292,000, $3,809,000 and $2,409,000 respectively.

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

BACKLOG

The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $41 million as of June 30, 2000 and $34 million as of June 30, 1999. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

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

INTELLECTUAL PROPERTY

Daktronics currently owns one United States patent. The patent pertains to the lens display technology and expires in 2011. The Company relies principally on trademarks, rather than patents, to help establish and preserve limited proprietary protection for its products. The Company has 24 trademarks registered in the United States. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, controller software and other works of authorship are also subject to applicable copyright laws. The Company typically provides software to its customers in only machine readable form to help preserve trade secret protection which may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

At June 1, 2000, Daktronics employed approximately 713 full time employees and 339 part time and temporary employees. Of these employees, approximately 484 were in manufacturing, 284 in sales, marketing and customer service, 230 in engineering, and 54 in administration. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

         AELRED J. KURTENBACH, PH.D. (66) is a co-founder of the Company and has served as a director of the Company since its incorporation. Dr. Kurtenbach is currently serving as Chairman of the Board of Directors. He also served as President of the Company until 1999. He served as Treasurer until 1993. Dr. Kurtenbach has 43 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

         DUANE E. SANDER, PH.D. (62) is a co-founder of the Company and has served as a director and as Secretary of the Company since its incorporation. Dr. Sander has retired as Dean of Engineering at South Dakota State University where he has taught electrical engineering courses and directed biomedical research projects since 1967.

         JAMES B. MORGAN (53) joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Mr. Morgan became President and Chief Operating Officer of the Company in 1999. He served as its Vice President, Engineering, with responsibility for product development, contract design, project management for customer contracts, and corporate information and scheduling systems, from 1976 to 1999. Mr. Morgan has also served as a director since 1984.

         FRANK J. KURTENBACH (62) joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as Sales Manager for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

         PAUL J. WEINAND (44) joined the Company in August 1990 as its Chief Financial Officer and has been Treasurer since November 1993. From 1985 to August 1990, he was employed by American Western Corporation, a publicly held manufacturer of plastic packaging products, as its controller. From 1980 to 1985, he was an accountant with McGladrey & Pullen, LLP. Mr. Weinand has a M.S. degree in Accounting from the University of North Dakota and is a Certified Public Accountant.

Item 2. Properties.

The Company currently owns and occupies approximately 236,000 square feet in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. The Company has recently started construction on a 30,000 square foot expansion to its office building facility, with scheduled completion for April 2001. The Company's circuit board manufacturing subsidiary and reflective pixel assembly operation are located at a separate site in Brookings and currently occupy 20,000 square feet in a facility owned by that subsidiary.

Item 3. Legal Proceedings.

There are no pending material legal transactions against Daktronics, Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of April 29, 2000 the Company had 494 shareholders of record. Following are the high and low sale prices for the Company's common stock (amounts have been adjusted for the two-for-one stock split approved on December 7, 1999):

                                 FY 2000                    FY 1999
                           High          Low           High         Low
-                          ------------------------------------------------
         1st Quarter       6 5/8         4 7/8         6 7/16       3 5/8
         2nd Quarter       9 3/16        6             5 7/8        3 11/16
         3rd Quarter       18 1/4        6 5/8         8 1/4        5
         4th Quarter       14 7/8        7             6 1/8        4 1/8

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

Item 6. Selected Financial Data.
(In Thousands, Except Per Share Data)

The following data has been derived from financial statements audited by McGladrey & Pullen, LLP, independent accountants. Consolidated balance sheets as of April 29, 2000 and May 1, 1999 and the related consolidated statements of operations and shareholders' equity for each of the three years ended April 29, 2000, May 1, 1999 and May 2, 1998 and notes thereto appear elsewhere in this Form 10-K.

                                                  2000        1999          1998         1997           1996
                                              --------------------------------------------------------------
Statement of Operations Data:
Net Sales...................................    $123,350      $95,851      $69,884      $62,640      $52,507
Operating Income (Loss).....................       9,711        6,816        5,028        2,501         (319)
Net Income (Loss)...........................       6,224        4,220        3,392        1,508         (215)
Diluted Earnings (Loss) per Share *.........         .68          .47          .39          .18         (.03)
Weighted Average Shares Outstanding.........       9,207        8,949        8,673        8,532        8,382

Balance Sheet Data:
Working Capital.............................     $20,663      $20,592      $12,229      $10,923       $9,504
Total Assets................................      72,407       62,619       43,488       37,136       37,767
Long-term Liabilities.......................       8,977        9,503        1,659        2,640        2,568
Shareholders' Equity........................      36,231       29,501       25,184       21,750       19,861

*Per share amounts have been adjusted for the two-for-one stock split approved on December 7, 1999.

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

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 2000 fiscal year contained 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the fiscal years ended 2000, 1999 and 1998:

                                                                    YEAR ENDED
                                                      2000              1999              1998
                                                    -------------------------------------------
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          72.4              73.0              71.8
                                                    -------------------------------------------
    Gross profit............................          27.6              27.0              28.2
Operating expenses..........................          19.7              19.9              21.0
                                                    -------------------------------------------
    Operating income........................           7.9               7.1               7.2
Interest income.............................           0.7               0.6               0.9
Interest expense............................          (1.1)             (1.0)             (0.6)
Other income................................            .5               0.2               0.2
                                                    -------------------------------------------
    Income before income taxes..............           8.0               6.9               7.7
Income tax expense..........................           3.0               2.5               2.8
                                                    -------------------------------------------
   Net income...............................           5.0%              4.4%              4.9%
                                                    ===========================================

NET SALES

Net sales for fiscal 2000 were $123.4 million, representing a 29% increase over fiscal 1999 sales of $95.9 million. The increase was the result of increased sales in the sports market niches, specifically major league, college and university, and high school. Increased sales also occurred in the business niches, primarily the commercial niche. Most of the government niches also experienced a net increase in sales.

Net sales for fiscal 1999 were $95.9 million, representing a 37% increase over fiscal 1998 sales of $69.9 million. The increase was primarily the result of increased sales in all sports market niches. The government niches also experienced a net increase in sales.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 2000, 1999 and 1998. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

Gross profit increased from $25.9 million in fiscal 1999 to $34 million in fiscal 2000. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 27.0% in fiscal 1999 and 27.6% in fiscal 2000.

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

OPERATING EXPENSES

Selling expenses have increased 30% and 27% for fiscal years 2000 and 1999, respectively over the previous fiscal years. The increases were primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts and the Company's increased sales.

General and administrative expenses increased 34% and 17% for fiscal years 2000 and 1999, respectively over the previous fiscal year. The increase in fiscal 2000 over fiscal 1999 was due to the increased administrative support to sustain the Company's sales growth, including increased depreciation on computer equipment and office furniture.

Product design and development expenses increased 13% and 58% for fiscal years 2000 and 1999, respectively, over the previous fiscal year. The increases were due to the Company's commitment to develop new products and continue to improve existing products to maintain a competitive advantage. The increase in fiscal 1999 was primarily the result of the Company aggressively developing its family of ProStar(R) VideoPlus displays, and adapting other products to LED technology.

INTEREST INCOME

The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $.9 million, $.6 million and $.7 million for fiscal years 2000, 1999 and 1998, respectively. Factors affecting the increases and decreases include the average balance of long-term receivables resulting from new receivables, principal repayments and the sale of long-term receivables to third parties, average interest rate and excess cash balances invested in interest-bearing accounts.

INTEREST EXPENSE

Interest expense was $1.3 million, $.9 million and $.4 million for the fiscal years 2000, 1999 and 1998, respectively. The increases in interest expense was the result of increased average loan balances as the Company utilized its line of credit and long-term debt to fund increased operating activities.

INCOME TAXES

The effective tax rates were 37% for each of the fiscal years 2000, 1999 and 1998.

NET INCOME

Net income was $6.2 million, $4.2 million and $3.4 million for fiscal years 2000, 1999 and 1998, respectively. The increases in net income were primarily the result of increased sales which, was partially offset by increased operating expenses and fluctuating gross profit margins.

Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $20.7 million at April 29, 2000, compared to $20.6 million at May 1, 1999. The slight increase was primarily the result of an increase in receivables of $3.3 million which was offset by a decrease in accounts payable and accrued expenses of $1.4 million and net borrowings on note payable of $4.5 million.

Cash provided by operations for fiscal 2000 was $3.3 million. Net income of $6.2 million plus depreciation and amortization of $3 million were offset by an increase in receivables of $3.3 million, an increase in advertising rights of $.8 million, and a decrease in accounts payable and accrued expenses of $1.4 million. The increase in receivables was attributable to the increase in net sales.

Cash used in investing activities for fiscal 2000 was $7.3 million which principally consisted of equipment acquisitions and plant expansion.

Cash provided by financing activities was $4.1 million, which consisted primarily of $1.3 million in borrowings in long-term debt and net borrowings of $4.5 million on note payable and the Company's line of credit, less payments on long-term debt.

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

The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2000, 1999 and 1998 were $4.3 million, $3.8 million and $2.4 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $20 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (7.84% at April 29, 2000) and is due on October 1, 2002. As of April 29, 2000, $7.2 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $100 million in bonded work outstanding. At April 29, 2000, the Company had $2.9 million of bonded work outstanding against this line.

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

BUSINESS RISKS AND UNCERTAINTIES

A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings, including its current report on Form 10-K for the year ended April 29, 2000.

YEAR 2000 ISSUES

Many computer programs used only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. The Company did not suffer any disruption of operations from its own computer applications or from any of its key suppliers or on any of its product applications.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's April 29, 2000 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.

Item 8. Financial Statements and Supplemental Data.

The financial statements of the Company as of and for the year ended April 29, 2000 begin on page (22) of this Annual Report.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 29, 2000 and May 1, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 29, 2000 and May 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2000, in conformity with generally accepted accounting principles.

                                              McGLADREY & PULLEN, LLP



Sioux Falls, South Dakota
June 20, 2000

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 29, 2000 AND MAY 1, 1999
(DOLLARS IN THOUSANDS)

ASSETS                                                              2000              1999
----------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $      1,217      $      1,050
  Accounts receivable (Note 4)                                        23,562            19,832
  Current maturities of long-term receivables (Note 4)                 1,541             2,300
  Inventories (Note 2)                                                13,849            13,864
  Costs and estimated earnings in excess of billings (Note 3)          5,177             5,374
  Prepaid expenses and other                                             451               311
  Income taxes receivable                                                647                --
  Deferred income taxes (Note 9)                                       1,418             1,476
                                                             ---------------------------------
             TOTAL CURRENT ASSETS                                     47,862            44,207
Property and equipment, net (Note 2)                                  16,790            11,743
Advertising rights (Note 5)                                              824                --
Long-term receivables (Note 4)                                         6,081             6,048
Intangible and other assets                                              850               621
                                                             ---------------------------------
                                                                $     72,407      $     62,619
                                                             =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current Liabilities
  Note payable, bank (Note 5)                                   $      7,202      $      2,659
  Current maturities of long-term debt (Note 5)                        2,349             1,951
  Accounts payable                                                     7,327             8,815
  Customer deposits                                                    1,721             1,292
  Accrued expenses (Note 2)                                            5,521             5,293
  Billings in excess of costs and estimated earnings (Note 3)          3,079             2,970
  Income taxes payable                                                    --               635
                                                             ---------------------------------
             TOTAL CURRENT LIABILITIES                                27,199            23,615
                                                             ---------------------------------

Long-Term Debt, less current maturities (Note 5)                       7,893             8,275
                                                             ---------------------------------

Deferred Income                                                          312               602
                                                             ---------------------------------

Deferred Income Taxes (Note 9)                                           772               626
                                                             ---------------------------------

Commitments and Contingencies (Notes 4 and 10)

Shareholders' Equity (Notes 6 and 7)
  Common stock, no par value; authorized 30,000,000 shares,
    issued 2000 8,873,542 shares; 1999 8,749,722 shares               12,232            11,819
  Additional paid-in capital                                              93                --
  Retained earnings                                                   23,915            17,691
  Less cost of treasury stock 9,840 shares 2000 and 1999                  (9)               (9)
                                                             ---------------------------------
                                                                      36,231            29,501
                                                             ---------------------------------
                                                                $     72,407      $     62,619
                                                             =================================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATIONS                                                                   2000             1999             1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                               $    123,350      $     95,851      $     69,884
Cost of goods sold                                                            89,319            69,970            50,187
                                                                       -------------------------------------------------
             GROSS PROFIT                                                     34,031            25,881            19,697
                                                                       -------------------------------------------------

Operating expenses:
  Selling                                                                     15,091            11,565             9,094
  General and administrative                                                   4,937             3,691             3,166
  Product design and development                                               4,292             3,809             2,409
                                                                       -------------------------------------------------
                                                                              24,320            19,065            14,669
                                                                       -------------------------------------------------
             OPERATING INCOME                                                  9,711             6,816             5,028

Nonoperating income (expense):
  Interest income                                                                923               603               654
  Interest expense                                                            (1,308)             (934)             (414)
  Other income, net                                                              632               162               110
                                                                       -------------------------------------------------
             INCOME BEFORE INCOME TAXES                                        9,958             6,647             5,378
Income tax expense (Note 9)                                                    3,734             2,427             1,986
                                                                       -------------------------------------------------
             NET INCOME                                                 $      6,224      $      4,220      $      3,392
                                                                       =================================================

Earnings per share:
  Basic                                                                 $       0.71      $       0.49      $       0.40
                                                                       =================================================
  Diluted                                                               $       0.68      $       0.47      $       0.39
                                                                       =================================================

                                                             Additional
                                                Common         Paid-In        Retained        Treasury
SHAREHOLDERS' EQUITY                            Stock          Capital        Earnings          Stock            Total
-------------------------------------------------------------------------------------------------------------------------
Balance, May 3, 1997                         $    11,680     $        --     $    10,079     $        (9)     $    21,750
  Exercise of stock options (Note 6)                  42              --              --              --               42
  Net income                                          --              --           3,392              --            3,392
                                            -----------------------------------------------------------------------------
Balance, May 2, 1998                              11,722              --          13,471              (9)          25,184
  Exercise of stock options and warrants
   (Note 6)                                           97              --              --              --               97
  Net income                                          --              --           4,220              --            4,220
                                            -----------------------------------------------------------------------------
Balance, May 1, 1999                              11,819              --          17,691              (9)          29,501
  Exercise of stock options (Note 6)                 413              --              --              --              413
  Net income                                          --              --           6,224              --            6,224
  Issuance of warrants (Note 7)                       --              93              --              --               93
                                            -----------------------------------------------------------------------------
Balance, April 29, 2000                      $    12,232     $        93     $    23,915     $        (9)     $    36,231
                                            =============================================================================


See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(DOLLARS IN THOUSANDS)

                                                                         2000              1999              1998
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                         $      6,224      $      4,220      $      3,392
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                            2,656             1,913             1,471
    Amortization                                                              351               353               634
    (Gain) loss on sale of property and equipment                              (1)              129                --
    Provision for doubtful accounts                                           252               182               179
    Deferred income taxes (credits)                                           204              (226)              108
    Other                                                                      --                --                 5
    Change in operating assets and liabilities (Note 11)                   (6,396)           (7,204)           (4,968)
                                                                    -------------------------------------------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            3,290              (633)              821
                                                                    -------------------------------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment                                164               387                11
  Purchase of property and equipment                                       (6,933)           (4,842)           (3,265)
  Purchase of intangible assets                                              (400)             (160)               --
  Other                                                                       (87)               --                33
                                                                    -------------------------------------------------
             NET CASH (USED IN) INVESTING ACTIVITIES                       (7,256)           (4,615)           (3,221)
                                                                    -------------------------------------------------

Cash Flows From Financing Activities
  Net borrowings (payments) on note payable                                 4,543            (2,935)            2,919
  Proceeds from exercise of stock options                                     413                97                42
  Principal payments on long-term debt                                     (2,133)           (1,012)             (531)
  Borrowings on long-term debt                                              1,310            10,000                --
                                                                    -------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                      4,133             6,150             2,430
                                                                    -------------------------------------------------
             INCREASE IN CASH AND CASH EQUIVALENTS                            167               902                30

Cash and Cash Equivalents
  Beginning                                                                 1,050               148               118
                                                                    -------------------------------------------------
  Ending                                                             $      1,217      $      1,050      $        148
                                                                    =================================================

Supplemental Cash Flow Disclosures
  Interest paid                                                      $      1,315      $        891      $        456
  Net income tax payments                                                   4,812             2,488             2,298

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Daktronics, Inc. and its subsidiaries (Company) are engaged principally in one line of business, the design and manufacture of a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. This revenue source represents more than 90% of the total revenue of the Company.

Fiscal year: The Company operates on a 52 - 53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 29, 2000, May 1, 1999 and May 2, 1998 each included 52 weeks.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiaries, Star Circuits, Inc., Keyframe, Inc. and MSC Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions: During the year ended April 29, 2000, the Company acquired three small companies. The accounts of the acquired companies have been consolidated in the accompanying financial statements as of the effective dates of the related acquisitions. These acquisitions were treated as purchases for accounting purposes for a total purchase price of $823, of which $443 was allocated to goodwill.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts and estimated costs to be incurred for product warranty.

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

Revenue and cost recognition on long-term contracts: Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable.

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

Advertising rights on the portion of the advertising which have not been sold to term are stated at cost and are amortized on a straight-line method over the term of the advertising rights. The cost of advertising rights was $824 as of April 29, 2000 and $0 as of May 1, 1999. On advertising rights that are not sold to term, revenue is recognized when it becomes receivable under the provisions of the advertising contract. Advance collections of advertising revenues are recorded as deferred income.

Property and equipment: Property and equipment is stated at cost. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                                   Years
                                               -------------
Buildings                                          7 - 40
Machinery and equipment                             5 - 7
Office furniture and equipment                      3 - 7
Transportation equipment                            5 - 7

Intangible assets: Intangible assets consist of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms, which range from five to twelve years. Goodwill is amortized on the straight-line method over three to seven years. Accumulated amortization on intangible assets was $1,220 and $1,176 as of April 29, 2000 and May 1, 1999, respectively.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product warranty: Current operations are charged for the estimated cost of future claims under the terms of various customer warranty programs provided by the Company. Customers have the option of purchasing long-term warranty contracts. The amounts received for long-term warranties are included in deferred income and are amortized over two to ten years.

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

Stock-based compensation: The Company accounts for stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25.

Earnings per share: A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 follows.

                                           Net                       Per Share
                                         Income         Shares         Amount
                                     ------------------------------------------
For the year ended April 29, 2000:
  Basic EPS                           $     6,224      8,792,745    $      0.71
  Effect of dilutive securities:
    Exercise of
      stock options                            --        414,231           0.03
                                     ------------------------------------------
  Diluted EPS                         $     6,224      9,206,976    $      0.68
                                     ==========================================

For the year ended May 1, 1999:
  Basic EPS                           $     4,220      8,690,458    $      0.49
  Effect of dilutive securities:
    Exercise of
      stock options                            --        258,564           0.02
                                     ------------------------------------------
  Diluted EPS                         $     4,220      8,949,022    $      0.47
                                     ==========================================

For the year ended May 2, 1998:
  Basic EPS                           $     3,392      8,624,828    $      0.40
  Effect of dilutive securities:
    Exercise of
      stock options                            --         48,092           0.01
                                     ------------------------------------------
  Diluted EPS                         $     3,392      8,672,920    $      0.39
                                     ==========================================

Options outstanding of 58,000, 50,000 and 194,400 shares of common stock, and warrants outstanding of 44,000, 0 and 226,624, at weighted average share prices of $13.04, $5.92 and $3.86 during the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the respective year.

On December 7, 1999, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on December 20, 1999. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2.   SELECTED FINANCIAL STATEMENT DATA

                                  2000         1999
                            --------------------------
Inventories:
  Raw materials               $    7,403    $    8,465
  Work-in-process                  1,341         1,596
  Finished goods                   5,105         3,803
                            --------------------------
                              $   13,849    $   13,864
                            ==========================
Property and equipment:
  Land                        $      528    $      532
  Buildings                        8,008         5,459
  Machinery and equipment         16,372        14,036
  Office furniture and
    equipment                      4,258         1,997
  Transportation equipment           970           744
                            --------------------------
                                  30,136        22,768
  Less accumulated
    depreciation                  13,346        11,025
                            --------------------------
                              $   16,790    $   11,743
                            ==========================
Accrued expenses:
  Product warranty            $    2,307    $    2,161
  Compensation                     2,208         1,817
  Taxes, other than
    income taxes                     535           791
  Other                              471           524
                            --------------------------
                              $    5,521    $    5,293
                            ==========================

NOTE 3.   UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:

                                  2000         1999
                            --------------------------
Costs incurred                $   19,140    $   21,204
Estimated earnings                 7,598         6,622
                            --------------------------
                                  26,738        27,826
Less billings to date             24,640        25,422
                            --------------------------
                              $    2,098    $    2,404
                            ==========================

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:
                                 2000          1999
                            --------------------------
Costs and estimated earnings
  in excess of billings       $    5,177    $    5,374
Billings in excess of costs and
  estimated earnings               3,079         2,970
                            --------------------------
                              $    2,098    $    2,404
                            ==========================

NOTE 4.   RECEIVABLES

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain scoreboards and message display centers, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit. During the fiscal years ended 2000, 1999 and 1998, foreign sales were approximately $11,512, $10,953 and $6,528, respectively. Foreign sales are determined by the country to which the product is shipped, and vary by individual geographical area from year to year.

Accounts receivable include unbilled receivables of $7,159 and $1,698 as of April 29, 2000 and May 1, 1999, respectively. Unbilled receivables are generally invoiced within thirty days. Accounts receivable are reported net of an allowance for doubtful accounts of $232 and $212 at April 29, 2000 and May 1, 1999, respectively.

In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the scoreboard or message display, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the scoreboard, message display or advertising rights until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $7,622 and $8,348 as of April 29, 2000 and May 1, 1999, respectively. Contract and lease receivables bear interest at rates of 8.5% to 16.84% and are due in varying annual installments through January of 2008.

At April 29, 2000 and May 1, 1999, the Company was contingently liable for contracts sold with recourse of $328 and $517, respectively.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5.   FINANCING AGREEMENTS

Long-term debt:

                                                                    2000             1999
                                                                ---------------------------
6.8% - 9.3% Notes payable due to bank, due in monthly
  installments of $98, $99 and annual installments
  of $260, including  interest, through November 2003,
  April 2004, and February 2007, subject to credit agreement
  financial covenants discussed below, unsecured                   $ 8,981          $ 9,444
8.6% - 11.4% Contracts payable, primarily related to
  advertising rights, due in annual installments,
  including interest, from January 2001 to August 2005                 506              575
Notes payable to a university, paid in full                              -              147
Other notes payable, installment obligations secured by
  equipment                                                            755               60
                                                                ---------------------------
                                                                    10,242           10,226
Less current maturities                                              2,349            1,951
                                                                ---------------------------
                                                                   $ 7,893          $ 8,275
                                                                ===========================


Maturities of long-term debt are as follows at April 29, 2000: 2001 $2,349; 2002 $2,528; 2003 $2,553; 2004 $1,904; 2005 $359; and thereafter $549.

Credit agreement: The Company has a credit agreement with a bank. The credit agreement provides for a $20,000 line of credit which includes up to $2,000 for standby letters of credit. The line of credit is at the LIBOR rate of interest plus 1.55% (7.84% at April 29, 2000) and is due on October 1, 2002. As of April 29, 2000, $7,202 had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.   STOCK-BASED COMPENSATION

The Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                         2000         1999        1998
                      ---------------------------------
Net income:
  As reported          $ 6,224       $ 4,220    $ 3,392
  Pro forma              6,088         4,149      3,350

Earnings per
  share:
  As reported:
    Basic                 0.71          0.49       0.40
    Diluted               0.68          0.47       0.39

  Pro forma:
    Basic                 0.69          0.48       0.39
    Diluted               0.66          0.47       0.39


The pro forma effects are not indicative of future amounts since, among other reasons, the pro forma requirements have been applied only to options granted after April 29, 1995.

Fixed stock option plans: The Company has reserved 1,520,000 shares of its common stock for issuance under two fixed stock option plans under which it may grant options to purchase common stock. These options may have a maximum term of 10 years at the market price or 110% of market price on the date of grant. A total of 1,200,000 shares may be granted to employees under the 1993 Stock Option Plan (1993 Option Plan). A total of 320,000 options may be granted to outside directors under the 1993 Outside Directors Stock Option Plan (Outside Directors Plan). Options in the 1993 Option Plan vest at 20% per year and options in the Outside Directors Plan vest at 2,000 options annually for options issued prior to the year ended May 1, 1999, and vest at 33% per year for subsequent options issued.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal years 2000, 1999 and 1998, respectively: no dividend rate for all years; price volatility of 37% for 2000, 32% for 1999 and 28% for 1998; risk-free interest rates of 6.3%, 4.8% and 6.5% for the 1993 Option Plan and 6.0%, 5.0% and 6.5% for the Outside Directors Plan; and expected lives of five, five and five to seven years for the 1993 Option Plan, and five, five and seven years for the Outside Directors Plan.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.   STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the plans at April 29, 2000, May 1, 1999 and May 2, 1998, and changes during the years ended on those dates follows:

                                              2000                      1999                       1998
                                    ----------------------------------------------------------------------------
                                                  Weighted                  Weighted                   Weighted
                                                   Average                   Average                    Average
                                                  Exercise                  Exercise                   Exercise
Fixed Options                          Shares      Price          Shares      Price         Shares       Price
----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       827,720    $  3.85         655,020    $  3.13        548,560     $  3.17
Granted                                199,600      10.18         233,800       5.84        135,700        2.70
Forfeited                               (1,500)      4.93         (31,900)      4.10         (3,500)       3.13
Exercised                             (123,820)      3.34         (29,200)      3.29        (25,740)       1.65
                                    -----------                 ----------                ----------
Outstanding at end of year             902,000       5.32         827,720       3.85        655,020        3.13
                                    ===========                 ==========                ==========

Options for 409,768, 379,620 and 295,684 shares were exercisable at April 29, 2000, May 1, 1999 and May 2, 1998, respectively. The weighted average fair value of options granted were $4.35, $1.56 and $1.30 for the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively.

A further summary about fixed options outstanding at April 29, 2000 is as follows:

                                             Options Outstanding                  Options Exercisable
                                   --------------------------------------    ----------------------------
                                                  Weighted
                                                   Average      Weighted                        Weighted
                                                  Remaining      Average                         Average
                                      Number     Contractual    Exercise        Number          Exercise
Range of Exercise Prices           Outstanding      Life         Price        Exercisable        Price
---------------------------------------------------------------------------------------------------------
$2.09 to $2.94                        272,280    5.8 years     $  2.63           160,224        $  2.65
$3.23 to $3.81                        199,900    3.4              3.56           197,500           3.56
$5.19 to $5.36                         90,000    4.8              5.25            24,000           5.23
$6.13 to $6.74                        140,220    7.8              6.21            28,044           6.21
$8.30 to $10.25                       165,600    8.8              9.83                --             --
$11.28 to $12.84                       34,000    6.7             11.92                --             --
                                   -----------                                -----------
                                      902,000    6.1              5.32           409,768           3.49
                                   ===========                                ===========

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7.   SHAREHOLDERS' EQUITY

Common stock: The authorized shares of 30,000,000 include 25,000,000 shares of common stock and 5,000,000 shares of "undesignated stock". The Company's Board of Directors has the power to issue any or all of the shares of undesignated stocks, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

During the year ended May 1, 1999, the Company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $80 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on November 19, 2008, which date may be extended subject to certain additional conditions.

Common stock warrants: On December 29, 1999, the Company entered into an asset purchase agreement with another entity to purchase substantially all of the assets of the entity. As part of the consideration for the purchase, the Company provided warrants with a computed value of $93, to purchase up to 44,000 shares of common stock. Such amount has been included in the consolidated balance sheets as additional paid-in capital. The warrants were exempt from registration under the Securities Act of 1933 and may be exercised at any time during the seven-year period beginning on December 29, 1999 at a price per share of $13.11.

The Company, in connection with its public offering, issued the underwriter five year warrants to purchase up to 226,624 shares of the Company's common stock. The warrants were exercised at $4.58 per share during the year ended May 1, 1999, in a cashless exercise. The result was to increase common stock outstanding by 72,102 shares.

NOTE 8.   EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. Employees are eligible to participate in the plan upon completion of one year of service if they have attained the age of 21 and have worked at least 1,000 hours during such plan year. Contributions to the plan are recognized as compensation expense and are made at the discretion of the Board of Directors. The contributions to the plan were $39, $45 and $13 during the fiscal years ended 2000, 1999 and 1998, respectively. The plan holds 458,580 shares and 535,598 shares as of April 29, 2000 and May 1, 1999, respectively, all of which have been allocated to plan participants. No dividends were paid on plan shares in fiscal years 2000, 1999 or 1998, and all outstanding plan shares are included for purposes of earnings per share computations.

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 25% of the employee's qualifying contribution up to 6% of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $165, $185 and $115 to the plan for the fiscal years ended 2000, 1999 and 1998, respectively.

NOTE 9.   INCOME TAXES

Income tax expense consists of the following:

                          2000          1999         1998
-----------------------------------------------------------
Current:
  Federal               $  3,056      $  2,433     $  1,757
  State                      474           220          121
Deferred taxes
  (credits)                  204          (226)         108
                      -------------------------------------
                        $  3,734      $  2,427     $  1,986
                      =====================================

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9.   INCOME TAXES (CONTINUED)

The components of the net deferred tax asset as of April 29, 2000 and May 1, 1999 are as follows:

                                       2000          1999
                                   ------------------------
Deferred tax assets:
  Product warranty accruals          $    807      $    772
  Legal fees accrual                       36           216
  Vacation accrual                        332           286
  Inventories                             201           151
  Allowance for doubtful accounts
    accounts                               84            76
  Other accruals                           42            32
  Amortization of intangibles             323           246
  Other                                    13            21
                                   ------------------------
                                        1,838         1,800
  Less valuation allowance                 --            --
                                   ------------------------
                                        1,838         1,800
Deferred tax liabilities:
  Property and equipment                1,192           950
                                   ------------------------
                                     $    646      $    850
                                   ========================

Reflected on the accompanying consolidated balance sheets as follows:

                                       2000          1999
                                   ------------------------
Current assets                       $  1,418      $  1,476
Noncurrent liabilities                    772           626
                                   ------------------------
                                     $    646      $    850
                                   ========================

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                             2000           1999        1998
                         -------------------------------------
Computed income tax
  expense at federal
  statutory rate           $  3,485       $  2,327    $  1,882
State taxes, net of
  federal benefit               308            145          80
Meals and
  entertainment                 162            105          75
Other, net                     (221)          (150)        (51)
                         -------------------------------------
                           $  3,734       $  2,427    $  1,986
                         =====================================

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company has a commitment for approximately $1.5 million for a building expansion at its Brookings, South Dakota manufacturing facility.

As of April 29, 2000, the Company is contingently liable for the guarantee of debt to an unrelated party in the amount of $1,334.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11.  CASH FLOW INFORMATION

Noncash investing and financing activities consist of the purchase of property and equipment through accounts payable and long-term debt of $94 and $839, respectively, and the purchase of intangible and other assets through the issuance of warrants for $93 in 2000; purchase of property and equipment through accounts payable of $105 in 1999; sale of advertising rights through reduction of long-term debt of $231 and issuance of a long-term receivable of $683, and the reduction of a long-term receivable of $419 to offset and reduce long-term debt by the corresponding amount in 1998.

Change in operating assets and liabilities consist of the following:

                                                            2000            1999           1998
                                                      ---------------------------------------------
(Increase) decrease:
  Trade receivables                                     $    (3,982)    $    (6,382)    $    (1,922)
  Installment receivables                                       726          (2,783)         (1,191)
  Inventories                                                    15          (2,870)         (2,969)
  Costs and estimated earnings in excess of billings            197          (3,851)           (272)
  Prepaid expenses and other                                   (140)            137            (319)
  Income taxes receivable                                      (647)             --              --
  Advertising rights                                           (824)             --             587

Increase (decrease):
  Accounts payable and accrued expenses                      (1,354)          4,771           2,501
  Customer deposits                                             429           1,042              --
  Billings in excess of costs and estimated earnings            109           2,325            (430)
  Accrued loss on uncompleted contracts                          --              --            (399)
  Deferred income                                              (290)            241            (120)
  Income taxes payable                                         (635)            166            (434)
                                                      ---------------------------------------------
                                                        $    (6,396)    $    (7,204)    $    (4,968)
                                                      =============================================



NOTE 12.  MAJOR CUSTOMER

A major customer is a customer to whom sales greater than 10% were made during the period. Net sales for the year ended April 29, 2000 included sales to one customer of $12,534. At April 29, 2000, $1,858 was due from this customer.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company's off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The note payable, bank is a variable rate note that reprices frequently. The fair value on this note approximates its carrying value. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data.

2000                          1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
--------------------------------------------------------------------------------------
Net sales                     $    31,467    $    37,127    $    27,159    $    27,597
Gross profit                        8,234          9,747          7,549          8,501
Net income                          1,767          2,343          1,006          1,108
Basic earnings per share             0.20           0.27           0.11           0.13
Diluted earnings per share           0.20           0.26           0.11           0.12

1999
--------------------------------------------------------------------------------------
Net sales                     $    22,236    $    24,233    $    17,681    $    31,701
Gross profit                        6,297          6,169          4,960          8,455
Net income                          1,113            843            356          1,908
Basic earnings per share             0.13           0.10           0.04           0.22
Diluted earnings per share           0.12           0.10           0.04           0.21

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information regarding the directors of the Company is incorporated by reference from pages 2 to 3 of the Company's Proxy Statement dated July 19, 2000.

The information concerning executive officers is included in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation.

This information is incorporated by reference from pages 4 to 6 of the Company's Proxy Statement dated July 19, 2000. The "Performance Graph" and the "Report of the Compensation Committee" on pages 7 to 9 are specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from pages 10 to 11 of the Company's Proxy Statement dated July 19, 2000.

Item 13. Certain Relationships and Related Transactions.

None


                                    PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

    2.   Financial Statement Schedules.
         Schedule II - Valuation and Qualifying Accounts.

    3.   Exhibits

          3.1     Reserved
          3.2     Amended and Restated Articles of Incorporation of the Company.(1)
          3.3     Amendment to Articles of Incorporation.(5)
          3.4     Amended and Restated Bylaws of the Company.(1)
          4.1     Form of Stock Certificate evidencing Common Stock, without par value, of the Company.(2)
          4.2     Shareholders Rights Agreement.(4)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan.(5)
         10.2     Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan.(5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust.(2)

         10.5     Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6     Loan Agreement dated October 14, 1998 between U.S. Bank National Association and  Daktronics,
                  Inc.(3)
         10.7     Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc.(5)
         10.8     Term Note date February 2, 2000 between U.S. Bank National Association and Daktronics, Inc.(6)
         10.9     Reserved
         10.10    Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred
                  Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11    Reserved
         10.12    Reserved
         21.1     Subsidiaries of the Company.(6)
         23.1     Consent of McGladrey & Pullen, LLP.(6)
         27.1     Financial Data Schedule.(6)

                  (1)      Incorporated  by reference  under the same exhibit number to the exhibits filed with the
                           Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2)      Incorporated  by reference under the same exhibit number to the exhibits filed with
                           Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as
                           Commission File No. 33-72466.
                  (3)      Incorporated  by reference under same exhibit number to the exhibits filed with Form
                           10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4)      Incorporated  by reference under same exhibit number to the exhibits filed with form
                           8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5)      Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 28, 1999 as Commission File No. 0-23246.
                  (6)      Filed herewith.

(b) 1.   Reports on Form 8-K.
                  None



All Sport(R), OmniSport(R), DakStats(R), Venus(R), Glow Cube(R), Starburst(R), SunSpot(R), ProStar(R), DataTime(R), MagneView(TM), DataTrac(TM), InfoNet(TM), ProSport(R) are trademarks of Daktronics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2000.

                                 DAKTRONICS, INC.

                             By:   /s/ Aelred J. Kurtenbach
                                 ------------------------------
                                   Aelred J. Kurtenbach, President
                                   (principal executive officer)

                             By:   /s/ Paul J. Weinand
                                 -----------------------------------
                                   Paul J. Weinand, Treasurer and Chief
                                   Financial Officer (principal financial
                                   and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE               DATE
         ---------                           -----               ----

By /s/ Roland J. Jensen                     Director          July 27, 2000
---------------------------------
       Roland J. Jensen

By /s/ Aelred J. Kurtenbach                 Director          July 27, 2000
-------------------------------
       Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach                  Director          July 27, 2000
-------------------------------
       Frank J. Kurtenbach

By /s/ James B. Morgan                      Director          July 27, 2000
---------------------------------
       James B. Morgan

By /s/ John L. Mulligan                     Director          July 27, 2000
----------------------------------
       John L. Mulligan

By /s/ Charles S. Roberts                   Director          July 27, 2000
---------------------------------
       Charles S. Roberts

By /s/ Duane E. Sander                      Director          July 27, 2000
----------------------------------
       Duane E. Sander

By /s/ James A. Vellenga                    Director          July 27, 2000
---------------------------------
       James A. Vellenga

By /s/ Nancy D. Frame                       Director          July 27, 2000
---------------------------------
       Nancy D. Frame

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

                                     McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
June 20, 2000

DAKTRONICS, INC. AND SUBSIDIARIES                                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 29, 2000, MAY 1, 1999, AND MAY 2, 1998
(DOLLARS  IN THOUSANDS)


                                                Additions/
                             Balance at         Provisions
    Allowance for            Beginning         (Charged to       Deductions         Balance at
  Doubtful Accounts           of Year            Expense)           (1)            End of Year
  -----------------           -------            --------           ---            -----------
2000                         $      212         $      250      $    (232)          $     230
1999                                208                182           (178)                212
1998                                194                179           (165)                208

(1) Write off of uncollectable accounts

                                INDEX OF EXHIBITS

3.       Exhibits
          3.1     Reserved
          3.2     Amended and Restated Articles of Incorporation of the Company.(1)
          3.3     Amendment to Articles of Incorporation.(5)
          3.4     Amended and Restated Bylaws of the Company.(1)
          4.1     Form of Stock Certificate evidencing Common Stock, without par value, of the Company.(2)
          4.2     Shareholders Rights Agreement.(4)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan.(5)
         10.2     Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan.(5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust.(2)
         10.5     Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6     Loan  Agreement  dated October 14, 1998 between U.S. Bank National Association and Daktronics,
                  Inc.(3)
         10.7     Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc.(5)
         10.8     Term Note date February 2, 2000 between U.S. Bank National Association and Daktronics, Inc.(6)
         10.9     Reserved
         10.10    Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred
                  Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11    Reserved
         10.12    Reserved
         21.1     Subsidiaries of the Company.(6)
         23.1     Consent of McGladrey & Pullen, LLP.(6)
         27.1     Financial Data Schedule.(6)

                  (1)      Incorporated by reference under the same exhibit number to the exhibits filed with the
                           Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2)      Incorporated by reference under the same exhibit number to the exhibits filed with
                           Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as
                           Commission File No. 33-72466.
                  (3)      Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4)      Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5)      Incorporated by reference under same exhibit number to the exhibits filed with Form 10-K on July 28, 1999 as Commission File No. 0-23246.
                  (6)      Filed herewith.