Form 10-Q
period 2000-07-29
DAKTRONICS INC /SD/
filed 2000-09-12
CIK 915779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 29, 2000
                                                 -------------

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


        Registrant's telephone number, including area code (605) 697-4000
                                                           --------------

             ------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                    Class                    Outstanding at August 31, 2000
                    -----                    ------------------------------
          Common Stock, No par value                   8,897,282

================================================================================

                        Daktronics, Inc. and Subsidiaries

                                Table of Contents


Part I.  Financial Information                                           Page(s)
                                                                         -------
         Item 1. Financial Statements
                 Consolidated Balance Sheets -
                 July 29, 2000 and April 29, 2000..........................  3-4

                 Consolidated Statements of Income -
                 Three months ended
                 July 29, 2000 and July 31, 1999...........................    5

                 Consolidated Statements of Cash Flows -
                 Three months ended July 29, 2000 and
                 July 31, 1999.............................................    6

                 Notes to Consolidated Financial Statements................  7-8

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............ 9-11

         Item 3. Quantitative and Qualitative Disclosures
                  about Market Risk........................................   12

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K..........................   12

Signatures

Part I.
Item 1.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                        JULY 29,
                                                          2000         APRIL 29,
ASSETS                                                 (UNAUDITED)       2000
                                                       -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents .......................    $     3,085    $     1,217
  Accounts receivable less allowance
    for doubtful accounts of $218 at
    July 29, 2000 and $232 at April 29, 2000 ......         22,994         23,562
  Current maturities of long-term
    receivables ...................................          1,358          1,541
  Inventories .....................................         16,728         13,849
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts .....................................          8,547          5,177
  Prepaid expenses and other ......................            363            451
  Income taxes receivable .........................             --            647
  Deferred income taxes ...........................          1,418          1,418
                                                       -----------    -----------
    Total current assets ..........................         54,493         47,862
                                                       -----------    -----------
LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights ..............................            824            824
  Long-term receivables,
    less current maturities .......................          5,692          6,081
  Intangible and other assets .....................            709            850
                                                       -----------    -----------
                                                             7,225          7,755
                                                       -----------    -----------
PROPERTY AND EQUIPMENT,
  at cost
    Land ..........................................            533            528
    Buildings .....................................          8,285          8,008
    Machinery and equipment .......................         17,138         16,372
    Office furniture and equipment ................          4,812          4,258
    Transportation equipment ......................          1,031            970
                                                       -----------    -----------
                                                            31,799         30,136
  Less accumulated depreciation ...................         14,080         13,346
                                                       -----------    -----------
                                                            17,719         16,790
                                                       -----------    -----------
                                                       $    79,437    $    72,407
                                                       ===========    ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (Dollars in thousands, except per share data)

                                                            JULY 29,
                                                              2000          APRIL 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                       (UNAUDITED)        2000
                                                           -----------     -----------
CURRENT LIABILITIES
  Note payable, bank ..................................    $     8,761     $     7,202
  Current maturities of
    long-term debt ....................................          2,404           2,349
  Accounts payable ....................................         10,327           7,327
  Customer deposits ...................................             95           1,721
  Accrued expenses ....................................          5,659           5,521
  Billings in excess of costs and
    estimated earnings on uncompleted contracts .......          4,812           3,079
  Income taxes payable ................................            653              --
                                                           -----------     -----------
    Total current liabilities .........................         32,711          27,199
                                                           -----------     -----------

LONG-TERM DEBT
  less current maturities .............................          7,274           7,893

DEFERRED INCOME .......................................            322             312

DEFERRED INCOME TAXES .................................            772             772

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued July 29, 2000 8,874,922 shares;
    April 29, 2000 8,873,542 shares ...................         12,237          12,232
  Additional paid-in capital ..........................             93              93
  Retained earnings ...................................         26,037          23,915
                                                           -----------     -----------
                                                                38,367          36,240
Less:
  Cost of 9,840 treasury shares .......................             (9)             (9)
                                                           -----------     -----------
                                                                38,358          36,231
                                                           -----------     -----------
                                                           $    79,437     $    72,407
                                                           ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                           JULY 29,        JULY 31,
                                                             2000            1999
                                                          (13 WEEKS)      (13 WEEKS)
                                                         -----------     -----------
Net sales ...........................................    $    34,536     $    31,467
Cost of goods sold ..................................         24,211          23,233
                                                         -----------     -----------
    Gross profit ....................................         10,325           8,234
                                                         -----------     -----------
Operating expenses:
  Selling ...........................................          4,461           3,273
  General and administrative ........................          1,212             913
  Product design and development ....................          1,304           1,016
                                                         -----------     -----------
                                                               6,977           5,202
                                                         -----------     -----------
    Operating income ................................          3,348           3,032
Nonoperating income (expense):
  Interest income ...................................            196              91
  Interest expense ..................................           (286)           (264)
  Other income, net .................................            230             107
                                                         -----------     -----------
    Income before income taxes ......................          3,488           2,966
Income tax expense ..................................          1,366           1,199
                                                         -----------     -----------
    Net income ......................................    $     2,122     $     1,767
                                                         ===========     ===========

Earnings per share:
    Basic ...........................................    $       .24     $       .20
                                                         -----------     -----------
    Diluted .........................................    $       .23     $       .20
                                                         -----------     -----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                      JULY 29,        JULY 31,
                                                                        2000            1999
                                                                     (13 WEEKS)      (13 WEEKS)
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................    $     2,122     $     1,767
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation .............................................            734             554
      Amortization .............................................             66              73
      Provision for doubtful accounts ..........................             12              31
      Net change in operating assets and
        liabilities ............................................           (403)         (4,143)
                                                                    -----------     -----------
          Net cash provided by (used in)
            operating activities ...............................          2,531          (1,718)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...........................         (1,663)         (1,583)
                                                                    -----------     -----------
        Net cash (used in)
          investing activities .................................         (1,663)         (1,583)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on note payable ...............................          1,559           2,991
  Principal payments on
    long-term debt .............................................           (564)           (473)
  Proceeds from exercise of stock options ......................              5              --
                                                                    -----------     -----------
    Net cash provided by
      financing activities .....................................          1,000           2,518
                                                                    -----------     -----------
    Increase (decrease) in cash and cash equivalents ...........          1,868            (783)
Cash and cash equivalents:
  Beginning ....................................................          1,217           1,050
                                                                    -----------     -----------

  Ending .......................................................    $     3,085     $       267
                                                                    ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


NOTE A.  GENERAL

         The consolidated financial statements include the accounts of Daktronics, Inc. and its subsidiaries (Company). Intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of July 29, 2000 and the results of its operations and cash flows for the three months ended July 29, 2000 and July 31, 1999. These results may not be indicative of the results to be expected for the full fiscal year.

         These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 29, 2000, previously filed with the Commission.

         Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months ended July 29, 2000 and July 31, 1999 follows:

                                                                                   Per
                                                        Net                       Share
                                                      Income        Shares        Amount
                                                    ----------    ----------    ----------
For the three months ended July 29, 2000:
      Basic EPS ................................    $    2,122     8,864,915    $     0.24
      Effect of dilutive securities:
        Exercise of stock options ..............            --       427,011          0.01
                                                    ----------    ----------    ----------
      Diluted EPS ..............................    $    2,122     9,291,926    $     0.23
                                                    ==========    ==========    ==========

For the three months ended July 31, 1999:
      Basic EPS ................................    $    1,767     8,739,882    $     0.20
      Effect of dilutive securities:
        Exercise of stock options ..............            --       276,230            --
                                                    ----------    ----------    ----------
      Diluted EPS ..............................    $    1,767     9,016,112    $     0.20
                                                    ==========    ==========    ==========

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

NOTE B.  INVENTORIES

         Inventories consist of the following:

                                                July 29,      April 29,
                                                  2000          2000
                                               ----------    ----------

              Raw materials ...............    $    7,735    $    7,403
              Work-in-process .............         3,608         1,341
              Finished goods ..............         5,385         5,105
                                               ----------    ----------
                                               $   16,728    $   13,849
                                               ==========    ==========

NOTE C.  LITIGATION

         There are no pending material legal transactions against the Company.

NOTE D.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2001. The Company is in the process of determining the impact the adoption will have on its financial statements.

Item 2.

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

         In addition to statements of fact, this report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events which could materially affect Company performance in the future. The Company cautions that these and similar statements involve risk and uncertainties including changes in economic and market conditions, seasonality of business in certain market niches, impact of large orders, management of growth, and other risks noted in the Company's Securities and Exchange Commission (SEC) filings which may cause actual results to differ materially. Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the periods indicated:

                                             THREE MONTHS ENDED
                                         -------------------------
                                          JULY 29,       JULY 31,
                                            2000           1999
                                         (13 WEEKS)     (13 WEEKS)
                                         ----------     ----------

         Net sales ....................     100.0%        100.0%
         Cost of goods sold ...........      70.1%         73.8%
                                           ------        ------
         Gross profit .................      29.9%         26.2%
         Operating expenses ...........      20.2%         16.5%
                                           ------        ------

         Operating income .............       9.7%          9.6%
         Interest income ..............       0.5%          0.3%
         Interest expense .............      (0.8%)        (0.8%)
         Other income, net ............       0.7%          0.3%
                                           ------        ------
         Income before income taxes ...      10.1%          9.4%
         Income tax expense ...........       4.0%          3.8%
                                           ------        ------
         Net income ...................       6.1%          5.6%
                                           ======        ======

NET SALES

         Net sales were $34.5 million for the three months ended July 29, 2000 compared to $31.5 million for the three months ended July 31, 1999. The increase in net sales was due primarily to increases in net sales in the auto racing, federation, high school, and major league niches of the sports markets, all niches of the business markets, and the voting and aviation niches of the government markets.

GROSS PROFIT

         Gross profit increased to $10.3 million for the three months ended July 29, 2000 from $8.2 million for the three months ended July 31, 1999. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization.

OPERATING EXPENSES

         Selling expenses were $4.5 million for the three months ended July 29, 2000 and $3.3 million for the three months ended July 31, 1999. As a percent of sales, selling expenses increased 2.5%. The increase was due to the addition of sales staff and increased selling activity.

         General and administrative expenses were $1.2 million for the three months ended July 29, 2000 compared to $913,000 for the three months ended July 31, 1999. The increase was due to increases in salary and personnel to support company growth.

         Product design and development expenses increased to $1.3 million for the three months ended July 29, 2000 from $1.0 million for the three months ended July 31, 1999. The increase was due to continued development and improvement of the family of ProStar(R) VideoPlus displays, and the continued expansion and improvement of existing products.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income increased to $196,000 for the three months ended July 29, 2000 from $91,000 for the three months ended July 31, 1999.

INTEREST EXPENSE

         Interest expense increased to $286,000 for the three months ended July 29, 2000 from $264,000 for the three months ended July 31, 1999. The increase was the result of an increase in average loan balances.

INCOME TAX EXPENSE

         Income tax expense as a percentage of income before income taxes was 39% for the three months ended July 29, 2000 and was 40% for the three months ended July 31, 1999.

NET INCOME

         Net income increased to $2.1 million from $1.8 million for the three months ended July 29, 2000 and July 31, 1999, respectively. The increase was due to the increase in net sales and the increase in gross profit percentage.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $21.8 million at July 29, 2000 and $20.7 million at April 29, 2000. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash provided by operations for the three months ended July 29, 2000 was $2.5 million. Net income of $2.1 million plus depreciation and amortization of $800,000 were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts, an increase in accounts payable and an increase in billings in excess of cost and estimated earnings on uncompleted contracts. Cash used by investing activities consisted of $1.7 million of purchases of property and equipment. Cash provided by financing activities included $1.6 million net borrowings under the Company's line of credit. Cash used for financing activities consisted of $564,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.3 million for the three months ended July 29, 2000 and $1.0 million for the three months ended July 31, 1999. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $20.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at the LIBOR rate plus 1.55% (8.17% at July 29, 2000) and is due on October 1, 2002. As of July 29, 2000, $8.8 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $100 million in bonded work outstanding. At July 29, 2000, the Company had $3.2 million of bonded work outstanding against this line.

         The Company believes that if its growth continues, it may need to increase the amount of its credit needs. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender. The Company believes that cash from operations, from its existing or increased bank borrowings, and its current working capital will be adequate to meet the cash requirement of its operations in the foreseeable future.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.


Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K
                 b. Exhibit 27 is attached

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


Date  September 11, 2000
      ------------------

                                    /s/ Paul J. Weinand, Treasurer
                                   --------------------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)