Form 10-Q
period 2000-10-28
DAKTRONICS INC /SD/
filed 2000-12-12
CIK 915779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 28, 2000
                                                ----------------

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


           ----------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                 Outstanding at November 30, 2000
                    -----                 --------------------------------
         Common Stock, No par value                   8,935,079

================================================================================

                        Daktronics, Inc. and Subsidiaries

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------

         Item 1. Financial Statements
                 Consolidated Balance Sheets -
                 October 28, 2000 and April 29, 2000.................... 3 - 4

                 Consolidated Statements of Income -
                 Three months and six months ended
                 October 28, 2000 and October 30, 1999.................. 5

                 Consolidated Statements of Cash Flows -
                 Six months ended October 28, 2000 and
                 October 30, 1999....................................... 6

                 Notes to Consolidated Financial Statements............. 7-8

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......... 9-12

         Item 3. Quantitative and Qualitative Disclosures
                  about Market Risk..................................... 13

Part II. Other Information

         Item 4. Submission of matters to a Vote of Security Holders.... 13

         Item 6. Exhibits and Reports on Form 8-K....................... 13

Signatures

Part I.
Item 1.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         OCTOBER 28,
                                                            2000              APRIL 29,
ASSETS                                                   (UNAUDITED)            2000
                                                         -----------         ----------
CURRENT ASSETS
  Cash and cash equivalents.........................     $       357         $    1,217
  Accounts receivable less allowance
    for doubtful accounts of $202 at
    October 28, 2000 and $232 at April 29, 2000.....          27,314             23,562
  Current maturities of long-term
    receivables.....................................           2,006              1,541
  Inventories.......................................          19,728             13,849
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts.......................................           7,454              5,177
  Prepaid expenses and other........................             331                451
  Income taxes receivable...........................              --                647
  Deferred income taxes.............................           1,418              1,418
                                                         -----------         ----------
    Total current assets............................          58,608             47,862
                                                         -----------         ----------
LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights................................           1,444                824
  Long-term receivables,
    less current maturities.........................           5,322              6,081
  Intangible and other assets.......................           1,306                850
                                                         -----------         ----------
                                                               8,072              7,755
                                                         -----------         ----------
PROPERTY AND EQUIPMENT,
  at cost
    Land............................................             545                528
    Buildings.......................................           8,690              8,008
    Machinery and equipment.........................          18,499             16,372
    Office furniture and equipment..................           5,614              4,258
    Transportation equipment........................           1,569                970
                                                         -----------         ----------
                                                              34,917             30,136
  Less accumulated depreciation.....................          14,919             13,346
                                                         -----------         ----------
                                                              19,998             16,790
                                                         -----------         ----------
                                                         $    86,678         $   72,407
                                                         ===========         ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (Dollars in thousands, except per share data)

                                                         OCTOBER 28,
                                                            2000              APRIL 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                     (UNAUDITED)            2000
                                                         -----------         ----------
CURRENT LIABILITIES
  Note payable, bank................................     $    10,113         $    7,202
  Current maturities of
    long-term debt..................................           2,956              2,349
  Accounts payable..................................           9,748              7,327
  Customer deposits.................................           1,805              1,721
  Accrued expenses..................................           6,519              5,521
  Billings in excess of costs and
    estimated earnings on uncompleted contracts.....           3,400              3,079
  Income taxes payable..............................           1,111                 --
                                                         -----------         ----------
    Total current liabilities.......................          35,652             27,199
                                                         -----------         ----------

LONG-TERM DEBT
  less current maturities...........................           7,784              7,893

DEFERRED INCOME.....................................             293                312

DEFERRED INCOME TAXES...............................             772                772

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued October 28, 2000 8,931,799 shares;
    April 29, 2000 8,873,542 shares.................          12,629             12,232
  Additional paid-in capital........................              93                 93
  Retained earnings.................................          29,464             23,915
                                                         -----------         ----------
                                                              42,186             36,240
Less:
  Cost of 9,840 treasury shares.....................              (9)                (9)
                                                         -----------         ----------
                                                              42,177             36,231
                                                         -----------         ----------
                                                         $    86,678         $   72,407
                                                         ===========         ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except earnings per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     ------------------                ----------------
                                                OCTOBER 28,      OCTOBER 30,      OCTOBER 28,      OCTOBER 30,
                                                   2000             1999             2000             1999
                                                (13 WEEKS)       (13 WEEKS)       (26 WEEKS)       (26 WEEKS)
                                               ------------     ------------     ------------     ------------
Net sales .................................    $     42,114     $     37,127     $     76,650     $     68,594
Cost of goods sold ........................          29,306           27,380           53,517           50,613
                                               ------------     ------------     ------------     ------------
        Gross profit ......................          12,808            9,747           23,133           17,981
                                               ------------     ------------     ------------     ------------
Operating expenses:
    Selling ...............................           4,462            3,740            8,923            7,013
    General and administrative ............           1,413            1,182            2,625            2,095
    Product design and development ........           1,187              971            2,491            1,986
                                               ------------     ------------     ------------     ------------
                                                      7,062            5,893           14,039           11,094
                                               ------------     ------------     ------------     ------------
        Operating income ..................           5,746            3,854            9,094            6,887
Nonoperating income (expense):
    Interest income .......................             166              192              362              283
    Interest expense ......................            (293)            (305)            (579)            (569)
    Other income, net .....................             142              194              372              300
                                               ------------     ------------     ------------     ------------
        Income before income taxes ........           5,761            3,935            9,249            6,901
Income tax expense ........................           2,334            1,592            3,700            2,791
                                               ------------     ------------     ------------     ------------
        Net income ........................    $      3,427     $      2,343     $      5,549     $      4,110
                                               ============     ============     ============     ============

Earnings per share (basic) ................    $        .38     $        .27     $        .62     $        .47
                                               ============     ============     ============     ============
Earnings per share (diluted) ..............    $        .36     $        .26     $        .59     $        .45
                                               ============     ============     ============     ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                     OCTOBER 28,      OCTOBER 30,
                                                                        2000             1999
                                                                     (26 WEEKS)       (26 WEEKS)
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................    $      5,549     $      4,110
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation .............................................           1,573            1,121
      Amortization .............................................             142              155
      Provision for doubtful accounts ..........................              28                8
      Change in operating assets and
        liabilities ............................................          (6,478)          (9,493)
                                                                    ------------     ------------
          Net cash provided by (used in)
            operating activities ...............................             814           (4,099)
                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...........................          (4,781)          (3,633)
  Other, net ...................................................            (469)             (92)
                                                                    ------------     ------------
  Net cash (used in)
      investing activities .....................................          (5,250)          (3,725)
                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable ..............................           2,911            7,661
  Proceeds from lease ..........................................              --              390
  Proceeds from long-term debt .................................           1,659               --
  Principal payments on
    long-term debt .............................................          (1,161)            (948)
  Proceeds from exercise of stock options ......................             167               62
                                                                    ------------     ------------
  Net cash provided by
    financing activities .......................................           3,576            7,165
                                                                    ------------     ------------
  (Decrease) in cash and cash equivalents ......................            (860)            (659)
Cash and cash equivalents:
  Beginning ....................................................           1,217            1,050
                                                                    ------------     ------------
  Ending .......................................................    $        357     $        391
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of October 28, 2000 and the results of its operations and cash flows for the six months ended October 28, 2000 and October 30, 1999. These results may not be indicative of the results to be expected for the full fiscal year.

         These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 29, 2000, previously filed with the Commission.

         Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the six months ended October 28, 2000 and October 30, 1999 follows:

                                                                          Per
                                                   Net                   Share
                                                 Income     Shares      Amount
                                                --------   ---------   --------
For the six months ended October 28, 2000:
         Basic EPS ..........................   $  5,549   8,887,870   $   0.62
         Effect of dilutive securities:
           Exercise of stock options ........         --     474,546       0.03
                                                --------   ---------   --------
         Diluted EPS ........................   $  5,549   9,362,416   $   0.59
                                                ========   =========   ========

For the six months ended October 30, 1999:
         Basic EPS ..........................   $  4,110   8,746,120   $   0.47
         Effect of dilutive securities:
           Exercise of stock options ........         --     347,670        .02
                                                --------   ---------   --------
         Diluted EPS ........................   $  4,110   9,093,790   $   0.45
                                                ========   =========   ========

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

NOTE B.  INVENTORIES
         Inventories consist of the following:

                                                   October 28,      April 29,
                                                      2000            2000
                                                   ----------     -----------

                Raw materials...................   $   10,387      $    7,403
                Work-in-process.................        3,902           1,341
                Finished goods..................        5,439           5,105
                                                   ----------      ----------
                                                   $   19,728      $   13,849
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

RESULTS OF OPERATIONS
         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the periods indicated:

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                ------------------                ----------------
                                            OCTOBER 28,     OCTOBER 30,      OCTOBER 28,      OCTOBER 30,
                                               2000            1999             2000             1999
                                            (13 WEEKS)      (13 WEEKS)       (26 WEEKS)       (26 WEEKS)
                                           ------------    ------------     ------------     ------------
Net sales ...........................          100.0%           100.0%           100.0%           100.0%
Cost of goods sold ..................           69.6%            73.7%            69.8%            73.8%
                                            --------         --------         --------         --------
Gross profit ........................           30.4%            26.3%            30.2%            26.2%
Operating expenses ..................           16.8%            15.9%            18.3%            16.2%
                                            --------         --------         --------         --------
Operating income ....................           13.6%            10.4%            11.9%            10.0%
Interest income .....................            0.4%             0.5%             0.5%             0.4%
Interest expense ....................           (0.7%)           (0.8%)           (0.8%)           (0.8%)
Other income, net ...................            0.3%             0.5%             0.4%             0.4%
                                            --------         --------         --------         --------
Income before income taxes ..........           13.6%            10.6%            12.0%            10.0%
Income tax expense ..................            5.5%             4.3%             4.8%             4.0%
                                            --------         --------         --------         --------
Net income ..........................            8.1%             6.3%             7.2%             6.0%
                                            ========         ========         ========         ========

NET SALES
         Net sales were $42.1 million and $76.7 million for the three and six months ended October 28, 2000 compared to $37.1 million and $68.6 million for the three and six months ended October 30, 1999. The increase in net sales was due primarily to increases in net sales in the business markets and the government markets.

GROSS PROFIT
         Gross profit increased 31% to $12.8 million for the three months ended October 28, 2000 from $9.7 million for the three months ended October 30, 1999 while gross profit as a percentage of net sales increased to 30.4% from 26.3%, respectively.

         Gross profit increased 29% to $23.1 million for the six months ended October 28, 2000 from $18.0 million for the six months ended October 30, 1999 while gross profit as a percentage of net sales increased to 30.2% from 26.2%, respectively.

         The increases were due to continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization.

OPERATING EXPENSES
         Selling expenses increased to $4.5 million for the three months ended October 28, 2000 from $3.7 million for the three months ended October 30, 1999. Selling expenses increased to $8.9 million for the six months ended October 28, 2000 from $7.0 million for the six months ended October 30, 1999. The increases were due primarily to the addition of sales staff and increased selling activity.

         General and administrative expenses increased to $1.4 million and $2.6 million for the three and six months ended October 28, 2000 from $1.2 million and $2.1 million for the three and six months ended October 30, 1999, respectively. The increases were due to increases in salary and personnel to support Company growth.

         Product design and development expenses were $1.2 million and $2.5 million for the three and six months ended October 28, 2000 and $971,000 and $2.0 million for the three and six months ended October 30, 1999, respectively. The increases were due to continued development and improvement of the family of ProStar(R) Video Plus displays and the continued expansion and improvement of existing products.

INTEREST INCOME
         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $166,000 and $362,000 for the three and six months ended October 28, 2000 and $192,000 and $283,000 for the three and six months ended October 30, 1999, respectively.

INTEREST EXPENSE
         Interest expense was $293,000 and $579,000 for the three and six months ended October 28, 2000 and $305,000 and $569,000 for the three and six months ended October 30, 1999, respectively.

INCOME TAX EXPENSE
         Income taxes as a percentage of income before income taxes were approximately 40% for the six months ended October 28, 2000 and October 30, 1999.

NET INCOME
         Net income was $3.4 million and $5.5 million for the three and six months ended October 28, 2000 compared to $2.3 million and $4.1 million for the three and six months ended October 30, 1999, respectively. The increase was due to the increase in net sales and the increase in gross profit percentage.

         Management believes that one of the principal factors that will affect net sales and income growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES
         Working capital was $22.9 million at October 28, 2000 and $20.7 million at April 29, 2000. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash provided by operations for the six months ended October 28, 2000 was $814,000. Net income of $5.5 million plus depreciation and amortization of $1.7 million were offset by an increase in accounts receivable and an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts. Cash used by investing activities consisted of $4.8 million of purchases of property and equipment. Cash provided from financing activities included $2.9 million of net borrowings under the Company's line of credit, proceeds from long-term debt of $1.7 million and $167,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $1.2 million of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.5 million for the six months ended October 28, 2000 and $2.0 million for the six months ended October 30, 1999, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $20.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (8.17% at October 28, 2000) and is due on October 1, 2002. As of October 28, 2000, $10.1 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At October 28, 2000, the Company had $19 million of bonded work outstanding against this line.

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


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         The following items and the results were submitted to the shareholders at the annual meeting held on 16 August 2000.

1. Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

         Frank J. Kurtenbach:  For 8,493,091   Against 6,682   Abstain)
         Roland J. Jensen      For 8,493,091   Against 1,300   Abstain) 27,773
         James A. Vellenga     For 8,493,091   Against 600     Abstain)

2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending 28 April 2001.

         For 8,457,593         Against 21,675        Abstain 47,798

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


Date  December 12, 2000
      -----------------
                                    /s/ Paul J. Weinand, Treasurer
                                    --------------------------------------------
                                    Daktronics, Inc.
                                    (Paul J. Weinand, Treasurer)
                                    (Principal Financial Officer)