Form 10-Q
period 2001-01-27
DAKTRONICS INC /SD/
filed 2001-03-13
CIK 915779

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2001

Commission file number
0-23246

Daktronics, Inc.
(Exact name of registrant as specified in its charter)

South Dakota	46-0306862
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

331 32nd Avenue Brookings, SD 57006
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code (605) 697-4000

(Former name, address, and/or fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       X    No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2001
Common Stock, No par value	8,959,399

Daktronics, Inc.

Table of Contents

Part I.  Financial Information                                 Page(s)
                                                               -------

         Item 1. Financial Statements
                 Consolidated Balance Sheets-
                 January 27, 2001 and April 29, 2000 ..........  3 - 4

                 Consolidated Statements of Income-
                 Three months and nine months ended
                 January 27, 2001 and January 29, 2000.........    5

                 Consolidated Statements of Cash Flows-
                 Nine months ended January 27, 2001 and
                 January 29, 2000..............................    6

                 Notes to Consolidated Financial Statements....  7 - 8

         Item 2. Management’s Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.................................... 9 - 12

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk.............................   13

Part II. Other Information

         Item 2. Changes in Securities.........................   13

Signatures       ..............................................   14

Part I.
Item 1.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	January 27, 2001 (unaudited)	April 29, 2000
CURRENT ASSETS
Cash and cash equivalents	$354	$1,217
Accounts receivable less allowance
for doubtful accounts of $226 at
January 27, 2001 and $232 at April 29, 2000	20,295	23,562
Current maturities of long-term
receivables	1,801	1,541
Inventories	22,840	13,849
Costs and estimated earnings in
excess of billings on uncompleted
contracts	15,897	5,177
Prepaid expenses and other	382	451
Income taxes receivable	--	647
Deferred income taxes	1,418	1,418

Total current assets	62,987	47,862

LONG-TERM RECEIVABLES
AND OTHER ASSETS
Advertising rights	1,314	824
Long-term receivables,
less current maturities	5,069	6,081
Intangible and other assets	2,491	850

	8,874	7,755

PROPERTY AND EQUIPMENT, at cost
Land	563	528
Buildings	8,974	8,008
Machinery and equipment	19,239	16,372
Office furniture and equipment	6,253	4,258
Transportation equipment	1,822	970

	36,851	30,136
Less accumulated depreciation	15,835	13,346

	21,016	16,790

	$92,877	$72,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 27, 2001 (unaudited)	April 29, 2000
CURRENT LIABILITIES
Note payable, bank	$10,917	$7,202
Current maturities of
long-term debt	3,915	2,349
Accounts payable	10,514	7,327
Customer deposits	3,448	1,721
Accrued expenses	5,579	5,521
Billings in excess of costs and
estimated earnings on uncompleted contracts	1,924	3,079
Income taxes payable	239	--

Total current liabilities	36,536	27,199

LONG-TERM DEBT
less current maturities	11,476	7,893
DEFERRED INCOME	357	312
DEFERRED INCOME TAXES	782	772
SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized 30,000,000 shares
Issued January 27, 2001 8,936,599 shares;
April 29, 2000 8,873,542 shares	12,650	12,232
Additional paid-in capital	93	93
Retained earnings	30,992	23,915

	43,735	36,240
Less:
Cost of 9,840 treasury shares	(9)	(9)

	43,726	36,231

	$92,877	$72,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2001 (13 weeks)	January 29, 2000 (13 weeks)	January 27, 2001 (39 weeks)	January 29, 2000 (39 weeks)
Net sales	$33,071	$27,159	$109,721	$95,753
Cost of goods sold	23,296	19,610	76,813	70,223

Gross profit	9,775	7,549	32,908	25,530

Operating expenses:
Selling	4,359	3,593	13,282	10,606
General and administrative	1,640	1,169	4,265	3,263
Product design and development	1,344	1,023	3,835	3,009

	7,343	5,785	21,382	16,878

Operating income	2,432	1,764	11,526	8,652
Nonoperating income (expense):
Interest income	208	239	570	522
Interest expense	(461)	(399)	(1,040)	(968)
Other income, net	265	72	637	372

Income before income taxes	2,444	1,676	11,693	8,578
Income tax expense	916	670	4,616	3,461

Net income	$1,528	$1,006	$7,077	$5,117

Earnings per share:
Basic	$.17	$.11	$.80	$.58

Diluted	$.16	$.11	$.75	$.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	January 27, 2001 (39 weeks)	January 29, 2000 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,077	$5,117
Adjustments to reconcile net income to
net cash (used in) operating activities:
Depreciation	2,489	1,673
Amortization	220	232
Provision for doubtful accounts	123	22
Deferred taxes	10	—
Change in operating assets and
liabilities	(5,911)	(8,132)

Net cash provided by (used in)
operating activities	(4,008)	(1,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,715)	(5,978)
Purchase of business	(1,071)	—
Other, net	(6,137)	(589)

Net cash (used in)
investing activities	(13,923)	(6,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on note payable	3,715	7,831
Proceeds from lease	—	390
Proceeds from long-term debt	6,752	—
Principal payments on
long-term debt	(1,603)	(1,591)
Proceeds from exercise of stock options	188	391

Net cash provided by
financing activities	9,052	7,021

(Decrease) in cash and cash equivalents	(863)	(634)
Cash and cash equivalents:
Beginning	1,217	1,050

Ending	$354	$416

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of January 27, 2001 and the results of its operations and cash flows for the nine months ended January 27, 2001 and January 29, 2000. These results may not be indicative of the results to be expected for the full fiscal year.

     These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2000, previously filed with the Securities and Exchange Commission (SEC).

     Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended January 27, 2001 and January 29, 2000 follows:

	Net Income	Shares	Per Share Amount
For the three months ended January 27, 2001:
Basic EPS	$1,528	8,924,867	$.17
Effect of dilutive securities:
Exercise of stock options	—	506,998	(.01)

Diluted EPS	$1,528	9,431,865	$.16

For the three months ended January 29, 2000:
Basic EPS	$1,006	8,821,503	$.11
Effect of dilutive securities:
Exercise of stock options	—	520,182	—

Diluted EPS	$1,006	9,341,685	$.11

	Net Income	Shares	Per Share Amount
For the nine months ended January 27, 2001:
Basic EPS	$7,077	8,900,662	$.80
Effect of dilutive securities:
Exercise of stock options	—	490,479	(.05)

Diluted EPS	$7,077	9,391,141	$.75

For the nine months ended January 29, 2000:
Basic EPS	$5,117	8,773,051	$.58
Effect of dilutive securities:
Exercise of stock options	—	383,018	(.02)

Diluted EPS	$5,117	9,156,069	$.56

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

Note B. Inventories

        Inventories consist of the following:

	January 27, 2001	April 29, 2000
Raw materials	$11,436	$7,403
Work-in-process	4,474	1,341
Finished goods	6,930	5,105

	$22,840	$13,849

Note C. Litigation

        There are no pending material legal transactions against the Company.

Note D. Acquisitions

        During the nine months ended January 27, 2001, the Company acquired three small companies. The accounts of the acquired companies have been consolidated in the accompanying financial statements as of the effective dates of the related acquisitions. These acquisitions were treated as purchases for accounting purposes for a total purchase price of $1.5 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion highlights the principal factors affecting changes in financial condition and results of operations.

     This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

     In addition to statements of fact, this report contains forward-looking statements reflecting the Company’s expectations or beliefs concerning future events which could materially affect Company performance in the future. The Company cautions that these and similar statements involve risk and uncertainties including changes in economic and market conditions, seasonality of business in certain market niches, impact of large orders, management of growth, and other risks noted in the Company’s SEC filings, which may cause actual results to differ materially. Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

General

     The Company designs, manufactures and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on markets rather than products. Major categories of markets include sport, business and government.

     The Company’s net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and major league sports, as well as the seasonality of the sports market. The Company’s gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these large orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

     The Company operates on a 52 – 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The first three quarters end on the Saturday closest to July 31, October 31 and January 31.

Results of Operations

     The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2001 (13 weeks)	January 29, 2000 (13 weeks)	January 27, 2001 (39 weeks)	January 29, 2000 (39 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.4	72.2	70.0	73.3

Gross profit	29.6	27.8	30.0	26.7
Operating expenses	22.2	21.3	19.5	17.7

Operating income	7.4	6.5	10.5	9.0
Interest income	0.6	0.9	.5	0.5
Interest expense	(1.4)	(1.5)	(1.0)	(1.0)
Other income, net	0.8	0.3	.6	0.4

Income before income taxes	7.4	6.2	10.6	8.9
Income tax expense	2.8	2.5	4.2	3.6

Net income	4.6%	3.7%	6.4%	5.3%

Net Sales

     Net sales were $33.1 million and $109.7 million for the three and nine months ended January 27, 2001, respectively, compared to $27.2 million and $95.8 million for the three and nine months ended January 29, 2000, respectively. The increase in net sales was due primarily to increases in net sales in the business markets and the government markets.

Gross Profit

     Gross profit increased 29% to $9.8 million for the three months ended January 27, 2001 from $7.5 million for the three months ended January 29, 2000 while gross profit as a percentage of net sales increased to 29.6% from 27.8%, respectively.

     Gross profit increased 29% to $32.9 million for the nine months ended January 27, 2001 from $25.5 million for the nine months ended January 29, 2000 while gross profit as a percentage of net sales increased to 30.0% from 26.7%, respectively.

     The increases were primarily due to improvements in gross profit percentage of sales from cost improvement programs, including product standardization.

Operating Expenses

     Selling expenses increased to $4.4 million for the three months ended January 27, 2001 from $3.6 million for the three months ended January 29, 2000. Selling expenses increased to $13.3 million for the nine months ended January 27, 2001 from $10.6 million for the nine months ended January 29, 2000. The increases were due primarily to the addition of sales staff and increased selling activity.

     General and administrative expenses increased to $1.6 million and $4.3 million for the three and nine months ended January 27, 2001, respectively, from $1.2 million and $3.3 million for the three and nine months ended January 29, 2000, respectively. The increases were due to increases in salary and personnel to support Company growth.

     Product design and development expenses increased to $1.3 million and $3.8 million for the three and nine months ended January 27, 2001, respectively, from $1.0 million and $3.0 million for the three and nine months ended January 29, 2000, respectively. The increases were due to continued development and improvement of the family of ProStar® Video Plus displays and the continued expansion and improvement of existing products.

Interest Income

     The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $208,000 and $570,000 for the three and nine months ended January 27, 2001 and $239,000 and $522,000 for the three and nine months ended January 29, 2000, respectively.

Interest Expense

     Interest expense was $461,000 and $1.0 million for the three and nine months ended January 27, 2001, respectively, and $399,000 and $968,000 for the three and nine months ended January 29, 2000, respectively. The increases were due to increases in average loan balances.

Income Tax Expense

     Income taxes as a percentage of income before income taxes were approximately 40% for the nine months ended January 27, 2001 and January 29, 2000.

Net Income

     Net income was $1.5 million and $7.1 million for the three and nine months ended January 27, 2001, respectively, compared to $1.0 million and $5.1 million for the three and nine months ended January 29, 2000, respectively. The increase was due to the increase in net sales and the increase in gross profit percentage.

     Management believes that one of the principal factors that will affect net sales and income growth is the Company’s ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

Liquidity and Capital Resources

     Working capital was $26.5 million at January 27, 2001 and $20.7 million at April 29, 2000. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

     Cash provided in operations for the nine months ended January 27, 2001 was $4.0 million. Net income of $7.1 million plus depreciation and amortization of $2.7 million were offset by an increase in inventories including costs and estimated earnings in excess of billings on uncompleted contracts, due to inventory buildup for large contract orders. Cash used in investing activities consisted of $6.7 million of purchases of property and equipment. Cash provided from financing activities included $3.7 million of net borrowings under the Company’s line of credit, proceeds from long-term debt of $6.8 million and $188,000 in proceeds from the exercise of stock options. Cash used for financing activities consisted of $1.6 million of repayment of long-term debt.

     The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between acceptance and completion may extend up to 12 months depending on the amount of custom work and the customer’s delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

     The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $3.8 million for the nine months ended January 27, 2001 and $3.0 million for the nine months ended January 29, 2000. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

     The Company has a credit agreement with a bank. The credit agreement provides for a $20.0 million line of credit with includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (7.24% at January 27, 2001) and is due on October 1, 2002. As of January 27, 2001, $10.9 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

     The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 27, 2001, the Company had $14.7 million of bonded work outstanding against this line.

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

Business Risks and Uncertainties

     A number of risks and uncertainties exist which could impact the Company’s future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company’s success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company’s SEC filings, including its current report on Form 10-K for the year ended April 29, 2000 and the S-3 registration statement, file #333-54006, effective on February 8, 2001.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

     The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.

Part II. Other Information

Item 2. Changes in Securities

     As of January 27, 2001, 22,757 shares of common stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933. An S-3 registration statement, file #333-54006, was effective as of February 8, 2001, thereby making these shares eligible for immediate sale in the public market pursuant to Rule 144.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Aelred J. Kurtenbach, Chairman and CEO, Acting CFO Daktronics, Inc. Dr. Aelred J. Kurtenbach Chairman and CEO Acting Chief Financial Officer

Date March 13, 2001