Form 10-Q/A
period 2001-01-27
DAKTRONICS INC /SD/
filed 2001-03-26
CIK 915779

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-Q/A

                                (Amendment No. 1)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 27, 2001
                                                ----------------

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


           -----------------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at February 28, 2001
            -----                            --------------------------------
   Common Stock, No par value                            8,959,399

--------------------------------------------------------------------------------

TEXT OF AMENDMENTS


Explanatory Note:

The Consolidated Statements of Cash Flows-Nine months ended January 27, 2001 and January 29, 2000 have been amended. The amendment deletes the brackets around the net cash provided by operating activities for the nine months ended January 27, 2001. The brackets were inadvertently added and are thereby deleted in this amended 10Q.


                                Daktronics, Inc.

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------

        Item 1.  Financial Statements
                 Consolidated Balance Sheets-
                 January 27, 2001 and April 29, 2000 ...................  3 - 4

                 Consolidated Statements of Income-
                 Three months and nine months ended
                 January 27, 2001 and January 29, 2000..................    5

                 Consolidated Statements of Cash Flows-
                 Nine months ended January 27, 2001 and
                 January 29, 2000.......................................    6

                 Notes to Consolidated Financial Statements.............  7 - 8

Signatures       .......................................................    9

Part I.
Item 1.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            JANUARY 27,
                                                                2001          APRIL 29,
ASSETS                                                      (UNAUDITED)         2000
                                                            ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ............................    $       354    $     1,217
  Accounts receivable less allowance
    for doubtful accounts of $226 at
    January 27, 2001 and $232 at April 29, 2000 ........         20,295         23,562
  Current maturities of long-term
    receivables ........................................          1,801          1,541
  Inventories ..........................................         22,840         13,849
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ..........................................         15,897          5,177
  Prepaid expenses and other ...........................            382            451
  Income taxes receivable ..............................             --            647
  Deferred income taxes ................................          1,418          1,418
                                                            -----------    -----------
    Total current assets ...............................         62,987         47,862
                                                            -----------    -----------
LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights ...................................          1,314            824
  Long-term receivables,
    less current maturities ............................          5,069          6,081
  Intangible and other assets ..........................          2,491            850
                                                            -----------    -----------
                                                                  8,874          7,755
                                                            -----------    -----------
PROPERTY AND EQUIPMENT, at cost
    Land ...............................................            563            528
    Buildings ..........................................          8,974          8,008
    Machinery and equipment ............................         19,239         16,372
    Office furniture and equipment .....................          6,253          4,258
    Transportation equipment ...........................          1,822            970
                                                            -----------    -----------
                                                                 36,851         30,136
  Less accumulated depreciation ........................         15,835         13,346
                                                            -----------    -----------
                                                                 21,016         16,790
                                                            -----------    -----------
                                                            $    92,877    $    72,407
                                                            ===========    ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (Dollars in thousands, except per share data)

                                                            JANUARY 27,
                                                               2001          APRIL 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                        (UNAUDITED)        2000
                                                            -----------     -----------
CURRENT LIABILITIES
  Note payable, bank ...................................    $    10,917     $     7,202
  Current maturities of
    long-term debt .....................................          3,915           2,349
  Accounts payable .....................................         10,514           7,327
  Customer deposits ....................................          3,448           1,721
  Accrued expenses .....................................          5,579           5,521
  Billings in excess of costs and
    estimated earnings on uncompleted contracts ........          1,924           3,079
  Income taxes payable .................................            239              --
                                                            -----------     -----------
    Total current liabilities ..........................         36,536          27,199
                                                            -----------     -----------

LONG-TERM DEBT
  less current maturities ..............................         11,476           7,893

DEFERRED INCOME ........................................            357             312

DEFERRED INCOME TAXES ..................................            782             772

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued January 27, 2001 8,936,599 shares;
    April 29, 2000 8,873,542 shares ....................         12,650          12,232
  Additional paid-in capital ...........................             93              93
  Retained earnings ....................................         30,992          23,915
                                                            -----------     -----------
                                                                 43,735          36,240
Less:
  Cost of 9,840 treasury shares ........................             (9)             (9)
                                                            -----------     -----------
                                                                 43,726          36,231
                                                            -----------     -----------
                                                            $    92,877     $    72,407
                                                            ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ------------------             -----------------
                                                  JANUARY 27,     JANUARY 29,     JANUARY 27,     JANUARY 29,
                                                     2001            2000            2001            2000
                                                  (13 WEEKS)      (13 WEEKS)      (39 WEEKS)      (39 WEEKS)
                                                  -----------     -----------     -----------     -----------
Net sales ....................................    $    33,071     $    27,159     $   109,721     $    95,753
Cost of goods sold ...........................         23,296          19,610          76,813          70,223
                                                  -----------     -----------     -----------     -----------
    Gross profit .............................          9,775           7,549          32,908          25,530
                                                  -----------     -----------     -----------     -----------
Operating expenses:
  Selling ....................................          4,359           3,593          13,282          10,606
  General and administrative .................          1,640           1,169           4,265           3,263
  Product design and development .............          1,344           1,023           3,835           3,009
                                                  -----------     -----------     -----------     -----------
                                                        7,343           5,785          21,382          16,878
                                                  -----------     -----------     -----------     -----------
    Operating income .........................          2,432           1,764          11,526           8,652
Nonoperating income (expense):
  Interest income ............................            208             239             570             522
  Interest expense ...........................           (461)           (399)         (1,040)           (968)
  Other income, net ..........................            265              72             637             372
                                                  -----------     -----------     -----------     -----------
    Income  before income taxes ..............          2,444           1,676          11,693           8,578
Income tax expense ...........................            916             670           4,616           3,461
                                                  -----------     -----------     -----------     -----------
    Net income ...............................    $     1,528     $     1,006     $     7,077     $     5,117
                                                  ===========     ===========     ===========     ===========
Earnings per share:
  Basic ......................................    $       .17     $       .11     $       .80     $       .58
                                                  ===========     ===========     ===========     ===========
  Diluted ....................................    $       .16     $       .11     $       .75     $       .56
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

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                            JANUARY 27,     JANUARY 29,
                                                               2001            2000
                                                            (39 WEEKS)      (39 WEEKS)
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................    $     7,077     $     5,117
  Adjustments to reconcile net income to
    net cash (used in) operating activities:
      Depreciation .....................................          2,489           1,673
      Amortization .....................................            220             232
      Provision for doubtful accounts ..................            123              22
      Deferred taxes ...................................             10              --
      Change in operating assets and
        liabilities ....................................         (5,911)         (8,132)
                                                            -----------     -----------
          Net cash provided by (used in)
            operating activities .......................          4,008          (1,088)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...................         (6,715)         (5,978)
  Purchase of business .................................         (1,071)             --
  Other, net ...........................................         (6,137)           (589)
                                                            -----------     -----------
      Net cash (used in)
        investing activities ...........................        (13,923)         (6,567)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on note payable .......................          3,715           7,831
  Proceeds from lease ..................................             --             390
  Proceeds from long-term debt .........................          6,752              --
  Principal payments on
    long-term debt .....................................         (1,603)         (1,591)
  Proceeds from exercise of stock options ..............            188             391
                                                            -----------     -----------
      Net cash provided by
      financing activities .............................          9,052           7,021
                                                            -----------     -----------
    (Decrease) in cash and cash equivalents ............           (863)           (634)
Cash and cash equivalents:
  Beginning ............................................          1,217           1,050
                                                            -----------     -----------
  Ending ...............................................    $       354     $       416
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

         Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended January 27, 2001 and January 29, 2000 follows:

                                                                                  Per
                                                         Net                     Share
                                                       Income       Shares       Amount
                                                      ---------    ---------    ---------
For the three months ended January 27, 2001:
         Basic EPS ...............................    $   1,528    8,924,867    $     .17
         Effect of dilutive securities:
           Exercise of stock options .............           --      506,998         (.01)
                                                      ---------    ---------    ---------
         Diluted EPS .............................    $   1,528    9,431,865    $     .16
                                                      =========    =========    =========

For the three months ended January 29, 2000:
         Basic EPS ...............................    $   1,006    8,821,503    $     .11
         Effect of dilutive securities:
           Exercise of stock options .............           --      520,182           --
                                                      ---------    ---------    ---------
         Diluted EPS .............................    $   1,006    9,341,685    $     .11
                                                      =========    =========    =========

                                                                                  Per
                                                         Net                     Share
                                                       Income       Shares       Amount
                                                      ---------    ---------    ---------
For the nine months ended January 27, 2001:
         Basic EPS ...............................    $   7,077    8,900,662    $     .80
         Effect of dilutive securities:
           Exercise of stock options .............           --      490,479         (.05)
                                                      ---------    ---------    ---------
         Diluted EPS .............................    $   7,077    9,391,141    $     .75
                                                      =========    =========    =========

For the nine months ended January 29, 2000:
         Basic EPS ...............................    $   5,117    8,773,051    $     .58
         Effect of dilutive securities:
           Exercise of stock options .............           --      383,018         (.02)
                                                      ---------    ---------    ---------
         Diluted EPS .............................    $   5,117    9,156,069    $     .56
                                                      =========    =========    =========

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

NOTE B. INVENTORIES

         Inventories consist of the following:

                                                          January 27,     April 29,
                                                              2001           2000
                                                          -----------    -----------
            Raw materials ............................    $    11,436    $     7,403
            Work-in-process ..........................          4,474          1,341
            Finished goods ...........................          6,930          5,105
                                                          -----------    -----------
                                                          $    22,840    $    13,849
                                                          ===========    ===========

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



                          /s/ Aelred J. Kurtenbach, Chairman and CEO, Acting CFO
                          ------------------------------------------------------
                          Daktronics, Inc.
                          Dr. Aelred J. Kurtenbach
                          Chairman and CEO
                          Acting Chief Financial Officer


Date  March 26, 2001
      --------------