Form 10-K405
period 2001-04-28
DAKTRONICS INC /SD/
filed 2001-07-03
CIK 915779

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 28, 2001
                                              --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23246
                                DAKTRONICS, INC.
             (Exact name of registrant as specified in its charter)

         South Dakota                                 46-0306862
         ------------                                 ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

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

                                  -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 27, 2001 18,067,950 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2001 was approximately $233,700,000 based on the closing price of $16.38 per share of June 27, 2001 on the NASDAQ/NMS).
                       Documents Incorporated By Reference

         Selected portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders Incorporated into Part III also to be held August 15, 2001

================================================================================

                                DAKTRONICS, INC.

                                Table of Contents


                                                                         Page(s)
                                                                         -------

PART I.  .................................................................  2-14

PART II. ................................................................. 15-37

PART III..................................................................    38

PART IV. ................................................................. 38-48

Signatures................................................................    40

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

GENERAL

Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business, transportation and government applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays, to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Thousands of Daktronics displays communicate with millions of viewers every day in more than 70 countries.

The Company has sold display systems ranging from small standard scoreboards priced under $1,000 to large complex display systems priced in excess of $13 million. In fiscal 2001, sales of products and services under $100,000 represented approximately 25% of net sales.

The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for the Olympic Games and facilities where professional sports events take place. The seasonality of the sports market has also played a part in the Company's sales and profit fluctuations. The Company's gross margins on large orders tend to fluctuate more than those for smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for these larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

INDUSTRY

The Company's products fit into a growing niche that is part of the broad visual communications business that includes printing, photography, television, signage, etc. In particular, the Company's products fit within the signage sub-category of the broad visual communications businesses. Signage includes various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large screen video displays.

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

Programmable displays either emit or reflect light depending on the specific display technology that is utilized. Around 1997 another technological breakthrough occurred. The development of a blue light emitting diode that was visible outdoors, and that could be manufactured in larger quantities, provided the basis for significant future growth in the industry. This allowed Daktronics to enter the large screen video display segment of the signage business. Prior to this development, the large screen video displays were primarily made of small cathode ray tubes, and the suppliers were generally the same companies that were in the television set business.

With the availability of high quality blue and green light emitting diodes, it has been possible for Daktronics to broaden its scope and provide not only computer programmable signage but also large video displays for both outdoor and indoor usage.

Most of the manufacturers of computer programmable displays that are used to show alphanumeric data and graphics do not manufacture large screen video displays. Conversely the large video manufacturers do not manufacture computer programmable displays. Daktronics, however, manufactures both computer programmable displays and large video displays. This places Daktronics in a uniquely beneficial position to serve venues that have both requirements such as the typical large sports venue. Daktronics, through the use of its proprietary Venus(R) 7000 software, also has the unique capability of time sharing a large screen such as in a large stadium or arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display. Having all these functions integrated into one ultra large display system gives the venue owner significant flexibility in managing the information and entertainment presentations that has not been available previously.

It is the opinion of the Company's management that the advent of digital television will further stimulate the ease and value of combining these video and information presentations into a single display system.

COMPANY BACKGROUND

Drs. Aelred Kurtenbach and Duane Sander founded the Company in 1968 while professors of electrical engineering at South Dakota State University in Brookings, South Dakota, in part to utilize the talents of university graduates. Daktronics produced and sold its first product in 1970, a voting display system for the Utah Legislature. Using some of the technology developed from voting display systems, Daktronics expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970's, the Company incorporated microprocessor-based computers into its display controllers to process information provided by an operator and to formulate the information for presentation on a display. At that time, Daktronics also began building computer-programmable information display systems utilizing standard modules or sections in a variety of systems. The use of modular sections for both its smaller and larger display systems has allowed the Company to offer customers a broad range of both standard and custom products. These innovations helped the Company to obtain a scoreboard contract for the 1980 Olympic Winter Games and several large college installations. In the early to mid-1980's, Daktronics continued to enhance its controller and display technology, acquired the Glow Cube(R) reflective display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a major league facility.

During the 1990's, the Company has continued to expand its product lines, increase market share in its existing markets and develop new markets for its products. Daktronics enhanced its Starburst(R) incandescent display technology by developing new lens and reflector designs to capture viewer attention and reduce energy consumption. The Company has display control circuitry capability to display 16 million possible color combinations at 30 frames per second for Starburst(R) displays. The Company has utilized this circuitry to develop technology for LED video displays. Examples of the Company's continued market penetration include (i) scoreboards and/or LED video displays for the Meadowlands Sports Complex, Seattle Mariners, Indianapolis Motor Speedway, West Virginia University, (ii) commercial displays in Times Square, New York; Las Vegas, Nevada; Branson, Missouri; and other locations, and (iii) variable message systems for highway and mass transit use in Virginia, New Jersey, California, Washington, Delaware, Illinois, Pennsylvania, Mexico and New Zealand.

Dr. Al Kurtenbach, Daktronics Chairman and CEO, was awarded the national 2000 Ernst & Young Entrepreneur of the Year(R) award in the manufacturing category. Daktronics has received several awards, including being named the South Dakota Business of the Year in 1987, 1989, 1993 and 2000 by the South Dakota Chamber of Commerce and Industry.

PRODUCTS

The Company offers its customers a wide range of computer-programmable information display systems consisting of related products, or families of products, that have similar functions and varying degrees of capabilities. Products within each family use displays and controllers that are built with many of the same modular components to reduce the cost of production, improve delivery time and provide flexibility for standard and custom installations. The use of modular components also enhances the reliability and serviceability of the display systems. For example, the basketball scoreboard family includes products that use many of the same display modules and range from a small, single-faced scoreboard to a large, four-sided display with player statistics. The sizes of displays range from 2 inches by 20 inches for small indoor displays to 30 feet by 100 feet or more for large outdoor displays.

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

Data can be transferred between the display controller and the displays to both local and remote display sites. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard and cellular telephone connections, and satellite transmissions, are used to connect remote display locations. These connections are generally purchased from third parties.

Within each product family, Daktronics produces both standard and custom displays that vary in complexity, size and resolution. For example, a large color animation display is significantly more complex than a time and temperature display. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount of information to be displayed at any one time. Generally, larger pixels spaced farther apart are used for longer distance viewing. The resolution of a display is determined by the size and spacing of each pixel, with smaller more densely packed pixels for higher resolution. The type of the display may depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with a roadside display which can been viewed from a passing vehicle only within a narrow angle from the display.

DISPLAY TECHNOLOGIES

Each of the Company's display systems uses one or more of the following display technologies: (i) LEDs, (ii) Starburst(R) multi-color incandescent, (iii) SunSpot(R) monochrome incandescent, (iv) Glow Cube(R) and other reflective elements or (v) FibreLite(R) fiber-optic. The customers' selection of a display technology depends on a variety of factors, including price, location, power consumption and operating cost, and complexity of the information, graphics or animation to be displayed. Outdoor displays are designed to withstand the elements and to be visible in both bright sunlight and at night.

LED (LIGHT EMITTING DIODE) DISPLAYS. The Company's LED displays use programmable light emitting diodes as the light source for each display pixel. LED technology uses individual indicator elements that are commonly found in applications such as automobile dashboards, small appliances and digital clocks. The LEDs turn on and off at different intervals and rates to form the display images. One line LED displays are used for text, and larger LED displays are used for text, graphics, animation and video. LED displays can be one or multiple colors. The LED technology is advantageous because of the long life of LEDs and their low power consumption. Daktronics manufactures both indoor and outdoor LED displays (including its own pixels). Displays range from small character-based DataTrac(TM) signs to ProStar(R) video displays that have the capability to show moving images in 68 billion shades of color.

STARBURST(R) COLOR DISPLAYS USING INCANDESCENT LAMPS. Starburst(R) displays use four colors (red, green, blue and white) to display many shades of color when different combinations of lights are illuminated. The most popular Starburst(R) displays use reflectors with colored lenses over clear lamps. Each of the display lamps is turned on and off at different intervals and rates determined by the software in the controller to change what is presented on the display. The Company-designed reflector and lens system consumes less energy than a traditional incandescent lamp display while maintaining the brightness of the display to the viewing audience. The Starburst(R) color displays are used both indoors and outdoors and provide customers the flexibility of displaying text, numbers, graphics, animation and other types of information. Among the thousands of the Company's Starburst(R) installations are displays at Caesars Palace, Philips Arena, Tacoma Dome and HSBC Arena, and various indoor and outdoor sports and entertainment facilities.

SUNSPOT(R) MONOCHROME INCANDESCENT LAMP DISPLAYS. SunSpot(R) displays use incandescent lamps without lenses or with a single color of lens, which turn on and off at intervals and rates similar to a Starburst(R) multi-color display. SunSpot(R) displays are used both indoors and outdoors typically for time and temperature, messaging, graphics and other applications where color is not required. Daktronics has sold its SunSpot(R) displays for many small and large installations such as high school football stadiums, commercial businesses, and major league baseball parks.

REFLECTIVE DISPLAYS. The Company's Glow Cube(R) display technology uses three-dimensional pixels or "cubes." Each pixel is programmed to rotate so that the viewing surface of the cube flips from a bright color to a dark contrasting color. Words and graphics form as each pixel flips from one color to the other. Glow Cube(R) displays are generally used outdoors, use less power and can be configured in a wide variety of sizes. Because a Glow Cube(R) display reflects sunlight during the day and fluorescent light at night, the display consumes relatively little power while operating. The Company's 7 x 18 foot Glow Cube(R) displays for the PGA TOUR each operate on a golf cart battery and are moved between golf tournament sites throughout the season. Daktronics has also provided Glow Cube(R) displays for the 2000 Olympic Summer Games, the 1994 Olympic Winter Games, and other sports, commercial and transportation applications.

Another reflective product, the MagneView(TM) technology, uses a two dimensional design, as a lower cost alternative to the Glow Cube(R) technology. This technology, along with others, was incorporated into the displays at the 1996 Olympics in Atlanta, and was also be used during the 2000 Olympics in Sydney.

FIBRELITE(R) FIBER-OPTIC DISPLAYS. The Company acquired a fiber-optic display technology in 1999. The Company's FibreLite(R) technology uses fiber-optic strands to deliver light to a display face from an image generator such as an LCD monitor. FibreLite(R) technology can provide a very affordable, indoor video display system for schools and for other applications.

PRODUCT FAMILIES

Daktronics product offering is comprised of three primary product groups:

1)   Sports Products
2)   Video Products
3)   Business Products

SPORTS PRODUCTS
The Sports Products group includes the following products:

Sports Product Displays. The Company offers a full line of indoor scoreboards ranging from 2-digit shot clocks to high school basketball scoreboards to large center hung scoreboards incorporating message centers and ad panels. The Company offers a wide variety of indoor scoreboard models using LED technology.

The Company also offers outdoor scoreboards that use both LED and incandescent lamp technology. Approximately 40% of outdoor scoreboards sold use LED technology. Approximately 60% of the Company's outdoor standard scoreboards use incandescent technology. The Company believes that LED technology will be more popular with its customers in the future. The outdoor scoreboards likewise range from 2-digit game timers to high school football scoreboards to large scoring systems incorporating message centers and ad panels.

In 1996 the Company began standardizing many of the large scoring systems, both indoor and outdoor, suitable especially for colleges and municipal arenas, stadiums and ballparks. Previously, many of these systems were designed individually from the ground up. This standardization of the large scoring systems has improved Daktronics ability to deliver a quality system in minimal time, with improved quality and more consistent margins.

Sports Product Controllers. The Company offers a variety of internally developed controllers depending on the sport and complexity of the system. The following is a list of controllers for sports displays.

     All Sport(R) 1600 - low price, entry-level controller for scoreboards.
     All Sport(R) 3100 - controller with enhanced features and packaging over
             All Sport(R)1500.
     All Sport(R) 5010 - deluxe controller for controlling small and medium sized scoreboards.
     All Sport(R) 5100 - controller for large multi-display, multi-sport scoring system for large college and professional levels.
     OmniSport(R) 6000 - timer with enhanced features and packaging for larger aquatics, track, or other timed events.

The Company manufactures touchpads and electronic start systems that can be integrated with the OmniSport(R) 6000 timing system to provide complete timing for aquatics.

The Company offers a variety of sports statistics and results software under the DakStats(R) trademark to complement the controllers.

VIDEO PRODUCTS
The Video product group consists of displays having a large number of display pixels. The pixels offered are LED, incandescent, reflective Glow Cube(R) or fiber-optic pixels.

In recent years, the electronic sign industry has grown more and more sophisticated with the increased capability and processing power of the desktop personal computer.

Video Product Displays. Previously, conventional matrix displays formed images by simply turning a pixel on or off, displays today have the ability to vary the intensity of each pixel to allow the generation of multiple colors. These displays have the capability to display more than 68 billion colors at speeds that allow the display of video information.

The large matrix product offering spans from a basic 24 pixel high display with on/off pixel control up to a full large-screen video at the high end.

Daktronics ProStar(R) LED video display technology, which uses red, green, and blue (RGB) LEDs at brightness levels adequate for outdoor, is well suited to show video images because of its very quick response times. The 12 bit, 68 billion color RGB LED displays offer state-of-the-art video and animation capability at a price significantly less than traditional large screen CRT video screens used in sports stadiums. The first ProStar(R) installations were installed in the fall of 1997.

The Company adapted the technology used in its ProStar(R) product line to introduce the ProAd(TM) digital advertising and information display system. ProAd(TM) technology uses red, green and blue LED modules configured in different height-to-width ratios to accommodate different applications. One of the more common applications is the installation of ProAd(TM) displays in long bands on the fascia of arenas and stadiums. Through fiscal year 2001, 430 ProStar(R) and ProAd(TM) displays have been sold.

The 16 million color Starburst(R) technology offers a lower cost alternative to the Company's RGB LED technology displays. The Starburst(R) technology has lower resolution than the RGB LED product, it still provides an effective video and animation display. Although still a popular technology, incandescent displays are being replaced by LED displays in many applications.

Video Product Controllers. Daktronics Venus(R) 7000 controller uses the Windows(R) operating system. This is a PC-based, high-end controller that provides advanced capability for control of large animation/video displays. The V-Play(TM) controller was released in fiscal year 2001. It allows for the organization and playback of digital video and audio clips.

The Company has also developed applications software that supports its Venus(R) display controllers. The Company's DakStats(R) software allows scorekeepers and statisticians to enter and display sports statistics and other information on certain of the Company's scoreboards. The user is responsible for updating the statistics after the software has been installed. The DakStats(R) baseball software was first used in 1988 by the AAA minor league Buffalo Bisons and has now been installed at several major league facilities, including Oriole Park at Camden Yards, Jacobs Field, Ballpark in Arlington and Coors Field. The Company has developed proprietary statistics and results software for several other sports such as golf, football, volleyball, basketball, auto racing and skiing. In addition to providing these software products, the Company develops customized hardware circuit boards and software for customers who have special information display requirements.

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

BUSINESS PRODUCTS
The Business Products develops the Company's DataTrac(TM), InfoNet(TM), Galaxy(TM), DakTicker(TM) and Vanguard(TM) product lines intended primarily as text-based message displays, some with limited graphics capability. Each uses LED technology. They cost less than a large matrix display that is designed for full graphics and animation.

DataTrac(TM) / InfoNet(TM) / Galaxy(TM) Displays. The DataTrac(TM) product line consists of a family of indoor LED displays comprised of discrete 5x7 pixel characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. Daktronics offers products with 1.2", 2.1" & 4.2" characters in a wide range of overall display sizes. Some models are available in either monochrome or tri-color.

The InfoNet(TM) product line includes line-oriented displays for indoor use, with character heights of 2". InfoNet(TM) products are available as single or multi-line units. InfoNet(TM) models find applications in the majority of markets served by Daktronics.

Galaxy(TM) displays are available in indoor and outdoor models and provide the capability to show text, graphics and limited animation. Indoor models are available with pixels on .7" centers and can show various character heights. Outdoor Galaxy models, with the ability to show different size characters, have wide application as a low cost marquee display applicable to many of the markets Daktronics serves, especially the High School and Commercial markets.

DakTicker(TM) Displays. DakTicker(TM) displays are indoor, tri-color LED displays used primary to display financial information such as delayed stock quotes. DakTicker(TM) displays can be configured horizontally in 2' increments (with a minimum of 6' length).

Vanguard(R) Displays. This product line consists of a family of outdoor LED displays used primarily for the transportation markets. Vanguard(R) displays are typically installed over roads to help direct traffic and inform motorists. The Company has developed a control system, Vanguard(R) central software, to operate a network of displays remotely.

Controllers for DataTrac(TM) and InfoNet(TM) Displays. All DataTrac(TM) and InfoNet(TM) products have a controller in the display that is capable of receiving a downloaded display program, and then operating independently to display that program until a new program is downloaded to it. This controller, called an MDC (Multi-purpose Display Controller), is a key building block for future product growth and expansion of the Company character-based, line-oriented and matrix display product offering.

The Venus(R) 1500 is the software used on a PC that allows creation of messages and graphic sequences for downloading to a DataTrac(TM), InfoNet(TM), Galaxy(TM) or SunSpot(R) display, or future display models containing an MDC. The Venus(R) 1500 software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications.

The protocol for transferring data into the MDC is called the Venus(R) 1500 protocol. For applications not addressed by the Venus(R) 1500, OEMs (original equipment manufacturers) can purchase the Company displays and write their own software using the Venus(R) 1500 software developer's kit (SDK) to communicate to the displays. Several system integrators have implemented the Venus(R) 1500 protocol into their specific applications, resulting in additional display sales in both the aviation market, the automatic call distribution (ACD) market (ie. credit card processing centers), and other markets.

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

The Company's display systems have been sold throughout the United States and in more than 70 countries. Daktronics markets and sells its products worldwide by direct sales and through independent resellers. The Company's sales personnel learn the needs of the Company's markets and customers by establishing relationships with existing and prospective customers, attending trade shows, conventions and seminars, and participating with customers in the installation of the Company's products.

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

The Company's direct sales staff, grouped by end user market, is also responsible for international sales in their respective markets. During fiscal 2001, 2000, and 1999, 6.8%, 9.3%, and 11.4% of the Company's net sales, respectively, were derived from international sales. International sales fluctuate from year to year based on the timing of large projects like Olympic events. A typical term of sale for international projects is letter of credit or payment in advance in United States dollars. Daktronics intends to expand its international sales.

Resellers are used most prevalently in the areas of standard or "catalog" sports scoreboards and commercial applications where display systems must be installed in accordance with local zoning ordinances. The Company offers, primarily through its resellers, a broad selection of scoreboard and display models that are moderately priced and relatively easy to install. The most popular models are built to inventory and available for next-day shipment. The remaining models are built to order and quoted for shipment in 30 to 90 days after order acceptance. The Company supports its resellers through national and regional direct mail advertising, trade journal advertising and trade show exhibitions. Regional sales managers support resellers in the field, and the Company's sales staff provides daily telephone support. Daktronics believes that it can expand market share by increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

In fiscal 2001, Daktronics acquired SportsLink Ltd., a large screen video rental display company based in Brookings, S.D. SportsLink was founded in 1995 and provides large screen video displays for all types of events. SportsLink currently operates four large Daktronics mobile ProStar displays. SportsLink provides additional revenues through rentals and support services at events. The Company intends to increase the number of displays in the SportsLink inventory, believing that rentals provide an excellent method to demonstrate the Company's product and service capabilities.

The primary markets served by the Company, along with types of customers, are shown below.

MARKETS           TYPES OF CUSTOMERS
-------           ------------------

SPORTS Elementary and secondary schools, colleges and universities, recreation centers, YMCAs, major and minor league sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers, pari-mutuel gaming and motor racing.

BUSINESS Banks, auto dealers, shopping malls, casinos, retail stores, hotels, motels and other businesses.

GOVERNMENT/       Legislatures and assemblies, departments of transportation,
TRANSPORTATION    financial exchanges, aviation, and transit.

Daktronics has a large and diverse customer base. Due to that diverse customer base, the loss of a major customer would not have an adverse impact on the Company. Historically, net sales to the sports market made up approximately two-thirds of the Company's business, with net sales to business and government/transportation clients made up the remaining third.

CUSTOMER SERVICE AND SUPPORT

Daktronics believes that its prompt and reliable customer service distinguishes it from many of its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 5 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including "Help Desk" access, parts repair and replacement, and programming support for video, animation and other display information. The Company staffs it's Help Desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer's equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. The Company's modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company's principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

The Company's Keyframe group provides a variety of services for it customers, including video and animation production, event support, control room design, on-site training, and continuing technical support for operators of Daktronics displays. Current Keyframe offices are located in Brookings, S.D., Sioux Falls, S.D. and Tampa, Florida. The Company believes that its extensive customer support program is essential to continued market penetration.

To enhance the level of service available to its customers, the Company has established 23 service centers in 21 states and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company uses a network of authorized service companies in other domestic locations and in a number of other countries.

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

1.   Sports Products
2.   Video Products
3.   Business Products (See "Product Families" Section)

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

Product development expenses for fiscal 2001, 2000, and 1999 were approximately $5,685,000, $4,292,000, and $3,809,000 respectively.

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

BACKLOG

The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $32 million as of May 26, 2001 and $30 million as of May 27, 2000. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

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

Many of the Company's competitors compete in only one or a few of the market niches served by the Company. There are generally more competitors in markets that require less complicated information display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are fewer competitors. Nevertheless, competition may be intense even within markets that require more complex display systems. Some of the Company's primary competitors are Mitsubishi, Tokyo, Japan; White Way Sign and Maintenance Company, Chicago, Illinois; Nevco, Inc., Greenville, Illinois; Trans-Lux Corporation, Norwalk, Connecticut; and MultiMedia of Rancho Cordova, California.

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

INTELLECTUAL PROPERTY

Daktronics currently owns eight United States patents. These patents pertain to the Company's LED and incandescent display technologies, and its water-submersible touchpad. The Company also relies on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for its products. The Company has 25 trademarks registered in the United States. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, controller software and other works of authorship are also subject to applicable copyright laws. The Company typically provides software to its customers in only machine- readable form to help preserve trade secret protection that may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

As of June 1, 2001, Daktronics employed 843 full time employees and 434 part time and temporary employees. Of these employees, approximately 593 were in manufacturing, 322 in sales, marketing and customer service, 290 in engineering, and 72 in administration. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

Item 2. Properties.

The Company currently owns and occupies approximately 288,000 square feet in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. The Company has recently completed construction on a 32,000 square foot expansion to its office building facility. The Company's circuit board manufacturing subsidiary and reflective pixel assembly operation are located at a separate site in Brookings and currently occupy approximately 20,000 square feet in a facility owned by that subsidiary.

Item 3. Legal Proceedings.

There are no pending material legal transactions against Daktronics, Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of April 28, 2001 the Company had 493 shareholders of record. Following are the high and low sale prices for the Company's common stock (amounts have been adjusted for the two-for-one stock splits approved on December 7, 1999 and May 24, 2001):

                                   FY 2001                 FY 2000
                             High         Low          High        Low
                             ----------------------------------------------
         1st Quarter         $ 5.69       $4.44        $3.22       $2.44
         2nd Quarter         $ 7.94       $5.31        $4.59       $3.00
         3rd Quarter         $ 8.00       $5.78        $9.13       $3.31
         4th Quarter         $11.65       $7.00        $7.44       $3.50

On December 7, 1999, Daktronics approved a two-for-one stock split of the Company's common stock in the form of a stock dividend. Stockholders of record at the close of business on December 20, 1999 received one additional share for each share of common stock on that date of record. Daktronics stock began trading on the split-adjusted basis on January 10, 2000.

On May 24, 2001, Daktronics approved a two-for-one stock split of the Company's common stock in the form of a stock dividend. Stockholders of record at the close of business on June 11, 2001 received one additional share for each share of common stock on that date of record. Daktronics stock began trading on the split-adjusted basis on June 25, 2001.

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business. Provisions of the Company's bank credit agreement limit the Company's ability to pay cash dividends.

Item 6. Selected Financial Data.
(In Thousands, Except Per Share Data)

The following data has been derived from financial statements audited by McGladrey & Pullen, LLP, independent accountants. Consolidated balance sheets as of April 28, 2001 and April 29, 2000 and the related consolidated statements of income and shareholders' equity for each of the three years ended April 28, 2001, April 29, 2000 and May 1, 1999 and notes thereto appear elsewhere in this Form 10-K.

                                                 2001        2000        1999        1998        1997
                                           -----------------------------------------------------------
Income Statement Data:
Net Sales.................................   $152,331    $123,350     $95,851     $69,884     $62,640
Operating Income..........................     14,451       9,996       7,056       5,028       2,501
Net Income................................      8,685       6,224       4,220       3,392       1,508
Diluted Earnings per Share *..............        .46         .34         .24         .20         .09
Weighted Average Shares Outstanding *.....     18,874      18,414      17,898      17,346      17,064

Balance Sheet Data:
Working Capital...........................    $26,967     $20,663     $20,592     $12,229     $10,923
Total Assets..............................     90,214      72,407      62,619      43,488      37,136
Long-Term Liabilities.....................     12,004       8,977       9,503       1,659       2,640
Shareholders' Equity......................     45,823      36,231      29,501      25,184      21,750

*Amounts have been adjusted for the two-for-one stock splits approved on December 7, 1999 and May 24, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The Company designs, manufactures and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on markets rather than products. Major categories of markets include sport, business, and transportation.

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

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 2001 fiscal year contained 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the fiscal years ended 2001, 2000 and 1999:

                                                              YEAR ENDED
                                                    2001          2000          1999
                                                 -------------------------------------
Net sales...................................      100.0%        100.0%        100.0%
Cost of goods sold..........................       70.3          72.2          72.7
                                                --------------------------------------
    Gross profit............................       29.7          27.8          27.3
Operating expenses..........................       20.2          19.7          19.9
                                                --------------------------------------
    Operating income........................        9.5           8.1           7.4
Interest income.............................        0.5           0.7           0.6
Interest expense............................       (1.0)         (1.1)         (1.0)
Other income, net...........................        0.2           0.3          (0.1)
                                                --------------------------------------
    Income before income taxes..............        9.2           8.0           6.9
Income tax expense..........................        3.5           3.0           2.5
                                                --------------------------------------
   Net income...............................        5.7%          5.0%          4.4%
                                                ======================================

NET SALES

Net sales for fiscal 2001 were $152.3 million, representing a 23% increase over fiscal 2000 sales of $123.4 million. The increase was the result of increased sales in the sports, business and transportation markets.

Net sales for fiscal 2000 were $123.4 million, representing a 29% increase over fiscal 1999 sales of $95.9 million. The increase was the result of increased sales in the sports, business and transportation markets.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 2001, 2000 and 1999. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

Gross profit increased from $34.3 million in fiscal 2000 to $45.2 million in fiscal 2001. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continues its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 27.8% in fiscal 2000 and 29.7% in fiscal 2001.

Gross profit increased from $26.1 million in fiscal 1999 to $34.3 million in fiscal 2000. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 27.3% in fiscal 1999 and 27.8% in fiscal 2000.

OPERATING EXPENSES

Selling expenses have increased 25% and 30% for fiscal years 2001 and 2000, respectively over the previous fiscal years. The increases were primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts and the Company's increased sales.

General and administrative expenses increased 27% and 34% for fiscal years 2001 and 2000, respectively over the previous fiscal years. The increases were due to the increased administrative support to sustain the Company's sales growth, including increased depreciation on computer equipment and office furniture.

Product design and development expenses increased 33% and 13% for fiscal years 2001 and 2000, respectively over the previous fiscal years. The increases were due to the Company's commitment to develop new products and continue to improve existing products to maintain a competitive advantage. The increases were primarily the result of the Company aggressively developing its family of ProStar(R) Video displays and ProAd(TM) digital advertising and information systems, and adapting other products to LED technology.

INTEREST INCOME

The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income was $.8 million, $.9 million and $.6 million for fiscal years 2001, 2000 and 1999, respectively. Factors affecting the increases and decreases include the average balance of long-term receivables resulting from new receivables, principal repayments, the average interest rate, and excess cash balances invested in interest-bearing accounts.

INTEREST EXPENSE

Interest expense was $1.6 million, $1.3 million and $.9 million for the fiscal years 2001, 2000 and 1999, respectively. The increases in interest expense was the result of increased average loan balances as the Company utilized its line of credit and long-term debt to fund increased operating activities.

INCOME TAXES

The effective tax rate was 38% for 2001 and 37% for the fiscal years 2000 and 1999.

NET INCOME

Net income was $8.7 million, $6.2 million and $4.2 million for fiscal years 2001, 2000 and 1999, respectively. The increases in net income were primarily the result of increased sales with increasing gross profit margins, which was partially offset by increased operating expenses.

Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $27.0 million at April 28, 2001, compared to $20.7 million at April 29, 2000. The increase was primarily the result of increases in inventory and costs and estimated earnings in excess of billings which were partially offset by increases in current maturities of long-term debt and accounts payables.

Cash provided by operations for fiscal 2001 was $7.4 million. Net income of $8.7 million plus depreciation and amortization of $4.1 million were offset by an increase in inventories of $5.5 million, an increase in costs and estimated earnings in excess of billings of $5.7 million, a decrease in trade receivables of $2.7 million, and an increase in accounts payable and accrued expenses of $4.1 million.

Cash used in investing activities for fiscal 2001 was $9.1 million which principally consisted of equipment acquisitions and plant expansion.

Cash provided by financing activities for fiscal 2001 was $3.4 million, which consisted primarily of $5.2 million in borrowings in long-term debt and net borrowings of $.6 million on note payable and the Company's line of credit, less payments on long-term debt.

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

The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2001, 2000 and 1999 were $5.7 million, $4.3 million and $3.8 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

The Company has a credit agreement with a bank. The credit agreement provides for a $20 million line of credit. The line of credit is at LIBOR rate plus 1.55% (6.01% at April 28, 2001) and is due on October 1, 2003. As of April 28, 2001, $7.9 million had been drawn on the line of credit. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $100 million in bonded work outstanding. At April 28, 2001, the Company had $3.4 million of bonded work outstanding against this line.

The Company believes that if its growth continues, it may need to increase the amount of its credit facility. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender or other sources. The Company believes that its working capital available from all sources will be adequate to meet the cash requirements of its operations in the foreseeable future.

BUSINESS RISKS AND UNCERTAINTIES

A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings, including its current report on Form 10-K for the year ended April 28, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's April 28, 2001 year-end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.

Item 8. Financial Statements and Supplemental Data.

The financial statements of the Company as of and for the year ended April 28, 2001 begin on page 21 of this Annual Report.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 28, 2001 and April 29, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 28, 2001 and April 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota
June 21, 2001

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 28, 2001 AND APRIL 29, 2000
(DOLLARS IN THOUSANDS)

ASSETS                                                               2001             2000
----------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                      $      2,896     $      1,217
  Accounts receivable (Note 5)                                         21,090           23,562
  Current maturities of long-term receivables (Note 5)                  2,030            1,541
  Inventories (Note 3)                                                 19,719           13,849
  Costs and estimated earnings in excess of billings (Note 4)          10,890            5,177
  Prepaid expenses and other                                              529              451
  Income taxes receivable                                                  97              647
  Deferred income taxes (Note 10)                                       2,103            1,418
                                                                ------------------------------
          TOTAL CURRENT ASSETS                                         59,354           47,862
Property and equipment, net (Note 3)                                   21,871           16,790
Advertising rights, net (Note 6)                                        1,281              824
Long-term receivables (Note 5)                                          5,269            6,081
Goodwill, net of accumulated amortization                               1,469              429
Intangible and other assets, other than goodwill, net                     970              421
                                                                ------------------------------
                                                                 $     90,214     $     72,407
                                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable, bank (Note 6)                                   $      7,911     $      7,202
  Current maturities of long-term debt (Note 6)                         3,883            2,349
  Accounts payable                                                     10,199            7,327
  Customer deposits                                                     1,236            1,721
  Accrued expenses (Note 3)                                             6,981            5,521
  Billings in excess of costs and estimated earnings (Note 4)           2,177            3,079
                                                                ------------------------------
          TOTAL CURRENT LIABILITIES                                    32,387           27,199
                                                                ------------------------------

Long-Term Debt, less current maturities (Note 6)                       10,344            7,893
                                                                ------------------------------

Deferred Income                                                           531              312
                                                                ------------------------------

Deferred Income Taxes (Note 10)                                         1,050              772
                                                                ------------------------------

Minority Interest in Subsidiary                                            79               --
                                                                ------------------------------

Commitments and Contingencies (Notes 5 and 14)

Shareholders' Equity (Notes 7, 8 and 15)
  Common stock, no par value; authorized 30,000,000 shares,
    issued 2001 18,016,066 shares; 2000 17,747,084 shares              12,900           12,232
  Additional paid-in capital                                              341               93
  Retained earnings                                                    32,600           23,915
  Less cost of treasury stock 19,680 shares                                (9)              (9)
  Foreign currency translation adjustment                                  (9)              --
                                                                ------------------------------
                                                                       45,823           36,231
                                                                ------------------------------
See Notes to Consolidated Financial Statements                   $     90,214     $     72,407
                                                                ==============================

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME                                                            2001          2000           1999
------------------------------------------------------------------------------------------------------
Net sales                                                     $  152,331     $  123,350     $   95,851
Cost of goods sold                                               107,110         89,034         69,730
                                                             -----------------------------------------
          GROSS PROFIT                                            45,221         34,316         26,121
                                                             -----------------------------------------

Operating expenses:
  Selling                                                         18,805         15,091         11,565
  General and administrative                                       6,280          4,937          3,691
  Product design and development                                   5,685          4,292          3,809
                                                             -----------------------------------------
                                                                  30,770         24,320         19,065
                                                             -----------------------------------------
          OPERATING INCOME                                        14,451          9,996          7,056

Nonoperating income (expense):
  Interest income                                                    767            923            603
  Interest expense                                                (1,599)        (1,308)          (934)
  Other income, net                                                  346            347            (78)
                                                             -----------------------------------------
          INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        13,965          9,958          6,647
Income tax expense (Note 10)                                       5,275          3,734          2,427
                                                             -----------------------------------------
          INCOME BEFORE MINORITY INTEREST                          8,690          6,224          4,220
Minority interest in income of subsidiary                              5             --             --
                                                             -----------------------------------------
          NET INCOME                                          $    8,685     $    6,224     $    4,220
                                                             =========================================

Earnings per share:
  Basic                                                       $     0.49     $     0.36     $     0.25
                                                             =========================================
  Diluted                                                     $     0.46     $     0.34     $     0.24
                                                             =========================================

                                                                                                     Foreign
                                                          Additional                                 Currency
                                              Common       Paid-In       Retained      Treasury     Translation
SHAREHOLDERS' EQUITY                           Stock       Capital       Earnings       Stock        Adjustment       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, May 2, 1998                        $   11,722    $       --    $   13,471    $       (9)    $       --     $   25,184
  Net income                                        --            --         4,220            --             --          4,220
  Exercise of stock options and warrants            97            --            --            --             --             97
                                           -----------------------------------------------------------------------------------
Balance, May 1, 1999                            11,819            --        17,691            (9)            --         29,501
  Net income                                        --            --         6,224            --             --          6,224
  Exercise of stock options                        413            --            --            --             --            413
  Issuance of warrants                              --            93            --            --             --             93
                                           -----------------------------------------------------------------------------------
Balance, April 29, 2000                         12,232            93        23,915            (9)            --         36,231
  Net income                                        --            --         8,685            --             --          8,685
  Translation adjustments                           --            --            --            --             (9)            (9)
                                                                                                                     ---------
    Comprehensive income                                                                                                 8,676
                                                                                                                     ---------
  Tax benefits related to exercise of
    stock options                                   --           248            --            --             --            248
  Exercise of stock options and
    warrants (Note 7)                              438            --            --            --             --            438
  Issuance of common stock related
    to purchase of business (Note 2)               230            --            --            --             --            230
                                           -----------------------------------------------------------------------------------
Balance, April 28, 2001                     $   12,900    $      341    $   32,600    $       (9)    $       (9)    $   45,823
                                           ===================================================================================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
(DOLLARS IN THOUSANDS)

                                                                     2001          2000           1999
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                     $    8,685     $    6,224     $    4,220
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                      3,560          2,656          1,913
    Amortization                                                        509            351            353
    Equity in loss of affiliate                                          49             --             --
    Minority interest in income of subsidiary                             5             --             --
    (Gain) loss on sale of property and equipment                       (65)            (1)           129
    Provision for doubtful accounts                                     260            252            182
    Deferred income taxes (credits)                                    (415)           204           (226)
    Change in operating assets and liabilities, net
      of effects of purchase of businesses (Note 11)                 (5,222)        (6,396)        (7,204)
                                                                -----------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         7,366          3,290           (633)
                                                                -----------------------------------------

Cash Flows From Investing Activities
  Cash consideration paid for acquired businesses (Note 11)          (1,292)            --             --
  Investment in affiliate                                              (263)            --             --
  Minority investment in subsidiary                                      74             --             --
  Proceeds from sale of property and equipment                          106            164            387
  Purchase of property and equipment                                 (7,351)        (6,933)        (4,842)
  Purchase of intangible assets                                        (142)          (400)          (160)
  Other                                                                (188)           (87)            --
                                                                -----------------------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES                    (9,056)        (7,256)        (4,615)
                                                                -----------------------------------------

Cash Flows From Financing Activities
  Net borrowings (payments) on notes payable                            606          4,543         (2,935)
  Proceeds from exercise of stock options                               438            413             97
  Principal payments on long-term debt                               (2,865)        (2,133)        (1,012)
  Borrowings on long-term debt                                        5,199          1,310         10,000
                                                                -----------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,378          4,133          6,150
                                                                -----------------------------------------
  Effect of exchange rate changes on cash                                (9)            --             --
                                                                -----------------------------------------
          INCREASE IN CASH AND CASH EQUIVALENTS                       1,679            167            902

Cash and Cash Equivalents
  Beginning                                                           1,217          1,050            148
                                                                -----------------------------------------
  Ending                                                         $    2,896     $    1,217     $    1,050
                                                                =========================================

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

Fiscal year: The Company operates on a 52 - 53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 28, 2001, April 29, 2000 and May 1, 1999 each included 52 weeks.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of Daktronics, Inc. and its wholly-owned subsidiaries, Star Circuits, Inc., Keyframe, Inc. and MSC Technologies, Inc. in 2000. In 2001, the consolidated financial statements also include the accounts of its wholly owned subsidiary, Sports Link, Ltd., and its 80% owned subsidiary, Servtrotech Inc. Also during 2001, Keyframe, Inc. was dissolved and merged into the Company. Intercompany accounts and transactions have been eliminated in consolidation.

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

Advertising rights on the portion of the advertising which have not been sold to term are stated at cost and are amortized on a straight-line method over the term of the advertising rights. The cost of advertising rights, net of amortization, was $1,281 as of April 28, 2001 and $824 as of April 29, 2000. On advertising rights that are not sold to term, revenue is recognized when it becomes receivable under the provisions of the advertising contract. Advance collections of advertising revenues are recorded as deferred income.

Property and equipment: Property and equipment is stated at cost. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                                    Years
                                                 -----------
Buildings                                          7 - 40
Machinery and equipment                             5 - 7
Office furniture and equipment                      3 - 7
Transportation equipment                            5 - 7

Intangible assets: Intangible assets consist of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms, which range from five to twelve years. Goodwill is amortized on the straight-line method over three to fifteen years. Accumulated amortization on intangible assets other than goodwill was $200 and $807 as of April 28, 2001 and April 29, 2000, respectively, and on goodwill was $143 and $413 as of April 28, 2001 and April 29, 2000, respectively.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management reassesses the carrying value and remaining life of goodwill of businesses acquired on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of April 28, 2001, management believes there is no impairment with respect to these assets.

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

Foreign currency translation: The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at weighted average exchange rates.

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Reclassification: Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive income: Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent.

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's operations are classified into one business segment, manufacturing.

Stock-based compensation: The Company accounts for stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25.

Earnings per share (EPS): Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 follows.

                                          Net                     Per Share
                                        Income        Shares        Amount
----------------------------------------------------------------------------
For the year ended April 28, 2001:
  Basic EPS                           $    8,685    17,842,620    $     0.49
  Effect of dilutive
    securities:
    Exercise of
      stock options
      and warrants                            --     1,031,022          0.03
                                 -------------------------------------------
  Diluted EPS                         $    8,685    18,873,642    $     0.46
                                 ===========================================

For the year ended April 29, 2000:
  Basic EPS                           $    6,224    17,585,490    $     0.36
  Effect of dilutive
    securities:
    Exercise of
      stock options                           --       828,462          0.02
                                 -------------------------------------------
  Diluted EPS                         $    6,224    18,413,952    $     0.34
                                 ===========================================

For the year ended May 1, 1999:
  Basic EPS                           $    4,220    17,380,916    $     0.25
  Effect of dilutive
    securities:
    Exercise of
      stock options                           --       517,128          0.01
                                 -------------------------------------------
  Diluted EPS                         $    4,220    17,898,044    $     0.24
                                 ===========================================

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Options outstanding of 116,000 and 100,000 shares of common stock, and warrants outstanding of 88,000 and 0 at weighted average share prices of $6.52 and $2.96 during the years ended April 29, 2000 and May 1, 1999, respectively, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the respective year.

On December 7, 1999 and May 24, 2001, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on December 20, 1999 and June 11, 2001, respectively. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock splits for all periods presented.

NOTE 2. ACQUISITIONS

During 2001, the Company acquired a 100% interest in Sports Link, Ltd. a company which rents display devices and provides technical support to sports events and organizations, and acquired an 80% interest in Servtrotech Inc., a Canadian based company which manufactures electronic material for displaying and timing. The Company also acquired the assets of another small company during 2001. These acquisitions were treated as purchases for accounting purposes. The aggregate cost of these acquisitions was $1,522, which includes 42,078 shares of the Company's common stock valued at $230.

Set forth below is the unaudited pro forma combined summary of operations for the years ended April 28, 2001 and April 29, 2000 as though the acquisitions made during 2001 occurred on May 2, 1999:

                                        2001            2000
                                  -----------------------------
Net sales                            $ 152,995       $ 126,412
Operating income                        14,448          10,040
Income before income taxes
  and minority interest                 13,959          10,176
Net income                               8,678           6,372
Earnings per share:
  Basic                                   0.49            0.36
  Diluted                                 0.46            0.35

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at May 2, 1999 or of those results which may be obtained in the future. The unaudited pro forma combined summary of operations includes the effects of additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the periods presented. In addition, the summary of operations includes amortization of the cost in excess of net assets of companies acquired in connection with the acquisitions as if they had been acquired from the beginning of the periods presented.

During the year ended April 29, 2000, the Company acquired three small companies. The accounts of the acquired companies have been consolidated in the accompanying financial statements as of the effective dates of the related acquisitions. These acquisitions were treated as purchases for accounting purposes for a total purchase price of $823, of which $443 was allocated to goodwill.

NOTE 3. SELECTED FINANCIAL STATEMENT DATA

                                          2001         2000
                                      -----------------------
Inventories:
  Raw materials                        $   9,610    $   7,403
  Work-in-process                          2,439        1,341
  Finished goods                           7,670        5,105
                                      -----------------------
                                       $  19,719    $  13,849
                                      =======================

Property and equipment:
  Land                                 $     542    $     528
  Buildings                                9,451        8,008
  Machinery and equipment                 19,308       16,372
  Office furniture and
    equipment                              7,487        4,258
  Transportation equipment                 1,901          970
                                      -----------------------
                                          38,689       30,136
  Less accumulated
    depreciation                          16,818       13,346
                                      -----------------------
                                       $  21,871    $  16,790
                                      =======================

Accrued expenses:
  Product warranty                     $   2,477    $   2,307
  Compensation                             2,955        2,208
  Taxes, other than
    income taxes                             917          535
  Other                                      632          471
                                      -----------------------
                                       $   6,981    $   5,521
                                      =======================

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 4. UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:


                                         2001           2000
                                     -------------------------
Costs incurred                        $ 42,758        $ 19,140
Estimated earnings                      17,068           7,598
                                     -------------------------
                                        59,826          26,738
Less billings to date                   51,113          24,640
                                     -------------------------
                                      $  8,713        $  2,098
                                     =========================

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                         2001            2000
                                     -------------------------
Costs and estimated earnings
  in excess of billings               $ 10,890        $  5,177
Billings in excess of costs and
  estimated earnings                     2,177           3,079
                                     -------------------------
                                      $  8,713        $  2,098
                                     =========================

NOTE 5. RECEIVABLES

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain scoreboards and message display centers, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit. During the fiscal years ended 2001, 2000 and 1999, foreign sales were approximately $10,409, $11,512 and $10,953, respectively. Foreign sales are determined by the country to which the product is shipped, and vary by individual geographical area from year to year.

Accounts receivable include unbilled receivables of $0 and $7,159 as of April 28, 2001 and April 29, 2000, respectively. Unbilled receivables are generally invoiced within thirty days. Accounts receivable are reported net of an allowance for doubtful accounts of $271 and $232 at April 28, 2001 and April 29, 2000, respectively.

In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the scoreboard or message display, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the scoreboard, message display or advertising rights until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $7,299 and $7,622 as of April 28, 2001 and April 29, 2000, respectively. Contract and lease receivables bear interest at rates of 8.5% to 14.4% and are due in varying annual installments through January of 2010.

At April 28, 2001 and April 29, 2000, the Company was contingently liable for contracts sold with recourse of $154 and $328, respectively.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 6. FINANCING AGREEMENTS

Long-term debt:

                                                                            2001             2000
                                                                        ---------------------------
6.8% - 9.3% Notes payable due to banks, due in monthly
installments of $98, $99, $102 and annual installments of $260, including interest, through November 2003, April 2004, December 2005, and February 2007, subject to credit agreement
financial covenants discussed below, unsecured                           $ 11,710           $ 8,981
6.8% - 9.0% Notes payable due to bank, due in monthly
installments of $10 and $33 including interest, through
September 2003 and September 2004, secured by equipment                     1,422                --
8.1% - 11.4% Contracts payable, primarily related to
advertising rights, due in annual installments,
including interest, through August 2005                                       457               506
Other notes payable, installment obligations secured by
equipment                                                                     544               755
Other                                                                          94                --
                                                                        ---------------------------
                                                                           14,227            10,242
Less current maturities                                                     3,883             2,349
                                                                        ---------------------------
                                                                         $ 10,344           $ 7,893
                                                                        ===========================

Maturities of long-term debt are as follows at April 28, 2001: 2002 $3,883; 2003 $4,003; 2004 $3,379; 2005 $1,649; 2006 $1,077 and thereafter $236.

Credit agreements: The Company has a credit agreement with a bank. The credit agreement provides for a $20,000 line of credit. The line of credit is at the LIBOR rate of interest plus 1.55% (6.0% at April 28, 2001) and is due on October 1, 2003. As of April 28, 2001, $7,869 had been drawn on the line of credit. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. The Company also has another line of credit, of which $42 had been drawn as of April 28, 2001.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 7. STOCK-BASED COMPENSATION

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

                                2001       2000        1999
                            --------------------------------
Net income:
  As reported                 $ 8,685    $ 6,224     $ 4,220
  Pro forma                     8,457      6,088       4,149

Earnings per
  share:
  As reported:
    Basic                        0.49       0.36        0.25
    Diluted                      0.46       0.34        0.24

  Pro forma:
    Basic                        0.48       0.35        0.24
    Diluted                      0.45       0.33        0.24

The pro forma effects are not indicative of future amounts since, among other reasons, the pro forma requirements have been applied only to options granted after April 29, 1995.

Fixed stock option plans: The Company has reserved 3,040,000 shares of its common stock for issuance under two fixed stock option plans under which it may grant options to purchase common stock. These options may have a maximum term of 10 years at the market price or 110% of market price on the date of grant. A total of 2,400,000 shares may be granted to employees under the 1993 Stock Option Plan (1993 Option Plan). A total of 640,000 options may be granted to outside directors under the 1993 Outside Directors Stock Option Plan (Outside Directors Plan). Options in the 1993 Option Plan vest at 20% per year and options in the Outside Directors Plan vest at 4,000 options annually for options issued prior to the year ended April 29, 2000, and vest at 6,000 options annually for subsequent options issued.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal years 2001, 2000 and 1999, respectively: no dividend rate for all years; price volatility of 37% for 2001 and 2000 and 32% for 1999; risk-free interest rates of 6.2%, 5.4%, 5.8% and 5.6% for the 1993 Option Plan and 6.0% for the Outside Directors Plan; and expected lives of five years for the 1993 Option Plan and the Outside Directors Plan for all years.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 7. STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the plans at April 28, 2001, April 29, 2000 and May 1, 1999, and changes during the years ended on those dates follows:

                                              2001                      2000                   1999
                                   --------------------------------------------------------------------------
                                                  Weighted                  Weighted                 Weighted
                                                  Average                   Average                  Average
                                                  Exercise                  Exercise                 Exercise
Fixed Options                         Shares       Price        Shares       Price       Shares       Price
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     1,804,000     $ 2.66      1,655,440     $ 1.93     1,310,040     $ 1.57
Granted                                302,000       7.09        399,200       5.09       467,600       2.92
Forfeited                               (8,560)      5.21         (3,000)      2.47       (63,800)      2.05
Exercised                             (221,560)      1.83       (247,640)      1.67       (58,400)      1.65
                                   -----------               -----------              -----------
Outstanding at end of year           1,875,880       3.46      1,804,000       2.66     1,655,440       1.93
                                   ===========               ===========              ===========

Options for 916,440, 819,536 and 759,240 shares were exercisable at April 28, 2001, April 29, 2000 and May 1, 1999, respectively. The weighted average fair value of options granted were $2.99, $2.18 and $0.78 for the years ended April 28, 2001, April 29, 2000 and May 1, 1999, respectively.

A further summary about fixed options outstanding at April 28, 2001 is as follows:

                                       Options Outstanding                  Options Exercisable
                            ----------------------------------------    ---------------------------
                                             Weighted
                                              Average       Weighted                       Weighted
                                             Remaining      Average                        Average
                                Number      Contractual     Exercise        Number         Exercise
Range of Exercise Prices     Outstanding       Life         Price         Exercisable       Price
--------------------------------------------------------------------    ---------------------------
$1.05 to $1.47                    477,240    4.8 years       $ 1.32           375,536       $ 1.32
$1.62 to $1.91                    272,200    2.8               1.80           288,240         1.79
$2.60 to $2.68                    172,000    5.5               2.63            72,000         2.63
$3.07 to $3.37                    270,880    6.8               3.11           108,352         3.11
$4.15                              64,000    5.3               4.15             8,000         4.15
$5.13 to $5.47                    265,560    8.6               5.14            50,712         5.13
$5.64 to $5.92                    112,000    5.3               5.82             8,000         5.64
$6.16 to $6.42                     38,000    8.9               6.35             5,600         6.42
$7.66                             204,000    9.6               7.66                --           --
                            -------------                               -------------
                                1,875,880    6.1                              916,440         2.09
                            =============                               =============

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 8. SHAREHOLDERS' EQUITY

Common stock: The authorized shares of 30,000,000 include 25,000,000 shares of common stock and 5,000,000 shares of "undesignated stock". In May 2001, the Board of Directors resolved (subject to shareholder approval) to increase the number of authorized common shares from 30,000,000 to 60,000,000 shares. The Company's Board of Directors has the power to issue any or all of the shares of undesignated stocks, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

During the year ended May 1, 1999, the Company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on November 19, 2008, which date may be extended subject to certain additional conditions.

Common stock warrants: On December 29, 1999, the Company entered into an asset purchase agreement with another entity to purchase substantially all of the assets of the entity. As part of the consideration for the purchase, the Company provided warrants with a computed value of $93, to purchase up to 88,000 shares of common stock. Such amount has been included in the consolidated balance sheets as additional paid-in capital. The warrants may be exercised at any time during the seven-year period beginning on December 29, 1999 at a price per share of $6.32. During 2001, 5,344 warrants were exercised, and at April 28, 2001, 82,656 warrants were outstanding.

The Company, in connection with its public offering, issued the underwriter five year warrants to purchase up to 453,248 shares of the Company's common stock. The warrants were exercised at $2.29 per share during the year ended April 29, 2000, in a cashless exercise. The result was to increase common stock outstanding by 144,204 shares.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 25% of the employee's qualifying contribution up to 6% of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $168, $165 and $185 to the plan for the fiscal years ended 2001, 2000 and 1999, respectively.

The Company had an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. The ESOP was merged with the employee savings plan effective May 1, 2000. Contributions to the plan were recognized as compensation expense and were made at the discretion of the Board of Directors. The contributions to the plan were $39 and $45 during the fiscal years ended 2000 and 1999, respectively. The plan held 917,160 shares as of April 29, 2000, all of which were allocated to plan participants. No dividends were paid on plan shares in fiscal years 2000 or 1999, and all outstanding plan shares are included for purposes of earnings per share computations.

NOTE 10. INCOME TAXES

Income tax expense consists of the following:


                               2001          2000           1999
                            ------------------------------------
Current:
  Federal                    $ 5,344        $ 3,056      $ 2,433
  State                          338            474          220
Deferred taxes
  (credits)                     (407)           204         (226)
                            ------------------------------------
                             $ 5,275        $ 3,734      $ 2,427
                            ====================================

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 10. INCOME TAXES (CONTINUED)

The components of the net deferred tax asset as of April 28, 2001 and April 29, 2000 are as follows:

                                         2001            2000
                                      ------------------------
Deferred tax assets:
  Product warranty accruals            $ 1,042          $  807
  Legal fees accrual                        37              36
  Vacation accrual                         439             332
  Inventories                              437             201
  Allowance for doubtful
    accounts                               100              84
  Other accruals and deferrals             126              42
  Amortization of intangibles              376             323
  Other                                     60              13
                                      ------------------------
                                         2,617           1,838
  Less valuation allowance                  --              --
                                      ------------------------
                                         2,617           1,838
Deferred tax liabilities:
  Property and equipment                 1,564           1,192
                                      ------------------------
                                       $ 1,053          $  646
                                      ========================

Reflected on the accompanying consolidated balance sheets as follows:

                                         2001            2000
                                      ------------------------
Current assets                         $ 2,103         $ 1,418
Noncurrent liabilities                   1,050             772
                                      ------------------------
                                       $ 1,053         $   646
                                      ========================

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                               2001          2000         1999
                            -----------------------------------
Computed income
  tax expense at
  federal statutory
  rate                       $ 4,888       $ 3,485      $ 2,327
State taxes, net of
  federal benefit                236           308          145
Meals and
  entertainment                  217           162          105
Other, net                       (66)         (221)        (150)
                            -----------------------------------
                             $ 5,275       $ 3,734      $ 2,427
                            ===================================

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 11. CASH FLOW INFORMATION

Change in operating assets and liabilities consist of the following:

                                                              2001            2000            1999
                                                          -----------------------------------------
(Increase) decrease:
  Trade receivables                                        $  2,714        $ (3,982)       $ (6,382)
  Installment receivables                                       323             726          (2,783)
  Inventories                                                (5,532)             15          (2,870)
  Costs and estimated earnings in excess of billings         (5,713)            197          (3,851)
  Prepaid expenses and other                                    (70)           (140)            137
  Income taxes receivable                                       823            (647)             --
  Advertising rights                                           (641)           (824)             --

Increase (decrease):
  Accounts payable and accrued expenses                       4,083          (1,354)          4,771
  Customer deposits                                            (500)            429           1,042
  Billings in excess of costs and estimated earnings           (902)            109           2,325
  Deferred income                                               193            (290)            241
  Income taxes payable                                           --            (635)            166
                                                          -----------------------------------------
                                                           $ (5,222)       $ (6,396)       $ (7,204)
                                                          =========================================

Supplemental Disclosures of Cash Flow Information

Cash payments for:
  Interest                                                 $  1,600        $  1,315        $    891
  Income taxes, net of refunds                                4,864           4,812           2,488

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 11. CASH FLOW INFORMATION (CONTINUED)

Supplemental Schedule of Noncash Investing and Financing Activities

                                                                          2001         2000          1999
                                                                      ------------------------------------
Purchase of businesses, net of cash and cash equivalent
acquired, allocated to:
  Accounts receivable                                                   $   502
  Inventories                                                               216
  Prepaid expenses and other                                                  8
  Income taxes receivable                                                    25
  Property and equipment                                                  1,453
  Intangible and other assets                                             1,370
  Notes payable, bank                                                      (103)
  Long term debt                                                         (1,651)
  Accounts payable                                                         (230)
  Customer deposits                                                         (15)
  Accrued expenses                                                          (19)
  Deferred income                                                           (26)
  Deferred income taxes                                                      (8)
                                                                       --------
                                                                          1,522
Issuance of common stock related to purchase of business                   (230)
                                                                       --------
Cash paid for purchase of businesses, net of cash and cash
  equivalents acquired                                                  $ 1,292
                                                                       ========


Property and equipment acquired through accounts payable                $    --      $    94       $   105
Purchase of intangible and other assets through issuance of warrants         --           93            --
Property and equipment acquired through long term debt                       --          839            --
Demo equipment transferred to inventories                                   122           --            --
Tax benefits related to exercise of stock options                           248           --            --

NOTE 12. MAJOR CUSTOMER

A major customer is a customer to whom sales greater than 10% were made during the period. Net sales for the year ended April 29, 2000 included sales to one major customer of $12,534. At April 29, 2000, $1,858 was due from this customer.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company's off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank are variable rate notes that reprice frequently. The fair value on these notes approximate their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has a commitment for approximately $2.1 million to purchase a building located in Brookings, South Dakota on a contract for deed.

As of April 28, 2001, the Company is contingently liable for the guarantee of debt to an unrelated party in the amount of approximately $1,100.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data.

2001                                    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
----------------------------------------------------------------------------------------------
Net sales                                  $ 34,536      $ 42,114       $ 33,071      $ 42,610
Gross profit                                 10,411        12,944          9,918        11,948
Net income                                    2,122         3,427          1,528         1,608
Basic earnings per share                       0.12          0.19           0.09          0.09
Diluted earnings per share                     0.11          0.18           0.08          0.09

2000                                    1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
----------------------------------------------------------------------------------------------
Net sales                                  $ 31,467      $ 37,127       $ 27,159      $ 27,597
Gross profit                                  8,314         9,823          7,608         8,571
Net income                                    1,767         2,343          1,006         1,108
Basic earnings per share                       0.10          0.14           0.06          0.06
Diluted earnings per share                     0.10          0.13           0.05          0.06

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information regarding the directors of the Company is incorporated by reference from the Company's Proxy Statement.

The information concerning executive officers is included in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation.

This information is incorporated by reference from the Company's Proxy Statement. The "Performance Graph" and the "Report of the Compensation Committee" are specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None


                                    PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

    2.   Financial Statement Schedules.
         Schedule II - Valuation and Qualifying Accounts.

    3.   Exhibits
          3.1     Reserved
          3.2     Amended and Restated Articles of Incorporation of the Company.
                  (1)
          3.3     Amendment to Articles of Incorporation (5)
          3.4     Amended and Restated Bylaws of the Company. (1)
          4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
          4.2     Shareholders Rights Agreement (4)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan. (5)
         10.2 Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
         10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(3)

         10.7 Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (5)
         10.8 Term Note date February 2, 2000 between U.S. Bank National Association and Daktronics, Inc. (6)
         10.9 Term Note date December 8, 2000 between US Bank National Association and Daktronics, Inc. (7)
         10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11    Reserved
         10.12    Reserved
         21.1     Subsidiaries of the Company (7)
         23.1     Consent of McGladrey & Pullen, LLP (7)

                  (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
                  (3) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4) Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 28, 1999 as Commission File No. 0-23246
                  (6) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 27, 2000 as Commission File No. 0-23246.
                  (7)      Filed herewith

(b)1.   Reports on Form 8-K - None

All Sport(R), OmniSport(R), DakStats(R), Venus(R), Glow Cube(R), Starburst(R), SunSpot(R), ProStar(R), DataTime(R), MagneView(TM), DataTrac(TM), InfoNet(TM), ProSport(R) are trademarks of Daktronics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 3, 2001.

                                                   DAKTRONICS, INC.

                                        By:    /s/ Aelred J. Kurtenbach
                                            ---------------------------
                                               Aelred J. Kurtenbach, CEO
                                               (principal executive officer)

                                        By:    /s/ Aelred J. Kurtenbach
                                            ---------------------------
                                               Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                    DATE
---------                               -----                    ----

By /s/ Roland J. Jensen                 Director                 July 3, 2001
-------------------------------
       Roland J. Jensen

By /s/ Aelred J. Kurtenbach             Director                 July 3, 2001
-------------------------------
       Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach              Director                 July 3, 2001
-------------------------------
       Frank J. Kurtenbach

By /s/ James B. Morgan                  Director                 July 3, 2001
-------------------------------
       James B. Morgan

By /s/ John L. Mulligan                 Director                 July 3, 2001
-------------------------------
       John L. Mulligan

By /s/ Charles S. Roberts               Director                 July 3, 2001
-------------------------------
       Charles S. Roberts

By /s/ Duane E. Sander                  Director                 July 3, 2001
-------------------------------
       Duane E. Sander

By /s/ James A. Vellenga                Director                 July 3, 2001
-------------------------------
       James A. Vellenga

By /s/ Nancy D. Frame                   Director                 July 3, 2001
-------------------------------
       Nancy D. Frame

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

Sioux Falls, South Dakota
June 21, 2001

DAKTRONICS, INC. AND SUBSIDIARIES                                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
(DOLLARS IN THOUSANDS)


                                      Additions/
                      Balance at      Provisions
  Allowance for       Beginning      (Charged to      Deductions      Balance at
Doubtful Accounts      of Year         Expense)           (1)        End of Year
-----------------      -------         --------           ---        -----------

2001                  $      232      $      249     $      (210)    $      271
2000                         212             250            (230)           232
1999                         208             182            (178)           212

(1) Write off of uncollectable accounts

                                INDEX OF EXHIBITS


3.       Exhibits
          3.1     Reserved
          3.2     Amended and Restated Articles of Incorporation of the Company.
                  (1)
          3.3     Amendment to Articles of Incorporation (5)
          3.4     Amended and Restated Bylaws of the Company. (1)
          4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)
          4.2     Shareholders Rights Agreement (4)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan. (5)
         10.2 Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)
         10.5 Form of Indemnification Agreement between the Company and each of its officers and directors. (1)
         10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(3)
         10.7 Term Note date February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (5)
         10.8 Term Note date February 2, 2000 between U.S. Bank National Association and Daktronics, Inc. (6)
         10.9 Term Note date December 8, 2000 between US Bank National Association and Daktronics, Inc. (7)
         10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11    Reserved
         10.12    Reserved
         21.1     Subsidiaries of the Company (7)
         23.1     Consent of McGladrey & Pullen, LLP (7)

                  (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
                  (3) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4) Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5) Incorporated by reference under same exhibit number to the exhibits filed with Form 10-K on July 28, 1999 as Commission File No. 0-23246.
                  (6) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 27, 2000 as Commission File No. 0-23246.
                  (7)      Filed herewith