Form 10-Q
period 2001-07-28
DAKTRONICS INC /SD/
filed 2001-09-10
CIK 915779

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 28, 2001
                                                 -------------

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

              -----------------------------------------------------
    (Former name, address, and/or fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                       Class                Outstanding at August 31, 2001
                       -----                ------------------------------
            Common Stock, No par value                18,143,464

--------------------------------------------------------------------------------

                        Daktronics, Inc. and Subsidiaries

                                Table of Contents


Part I. Financial Information                                            Page(s)
                                                                         -------

        Item 1. Financial Statements
                Consolidated Balance Sheets -
                July 28, 2001 and April 28, 2001 ......................    3-4

                Consolidated Statements of Income -
                Three months ended
                July 28, 2001 and July 29, 2000 .......................     5

                Consolidated Statements of Cash Flows-
                Three months ended
                July 28, 2001 and July 29, 2000 .......................     6

                Notes to Consolidated Financial Statements ............    7-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .........   9-12

        Item 3. Quantitative and Qualitative Disclosures
                about Market Risk .....................................    12

Part II. Other Information

Signatures ............................................................    13

Part I.
Item 1.


                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        JULY 28,
                                                                          2001           APRIL 28,
ASSETS                                                                (UNAUDITED)          2001
                                                                      -----------          ----
CURRENT ASSETS
  Cash and cash equivalents .....................................     $        797     $      2,896
  Accounts receivable less allowance
    for doubtful accounts of $302 at
    July 28, 2001 and $271 at April 28, 2001 ....................           22,092           21,090
  Current maturities of long-term
    receivables .................................................            1,452            2,030
  Inventories ...................................................           21,373           19,719
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts ...................................................           16,753           10,890
  Prepaid expenses and other ....................................              489              529
  Income taxes receivable .......................................               --               97
  Deferred income taxes .........................................            2,103            2,103
                                                                      ------------     ------------
    Total current assets ........................................           65,059           59,354
                                                                      ------------     ------------

LONG-TERM RECEIVABLES
AND OTHER ASSETS
  Advertising rights ............................................            1,245            1,281
  Long-term receivables,
    less current maturities .....................................            5,064            5,269
  Goodwill, net of accumulated amortization .....................            1,425            1,469
  Intangible and other assets, other than goodwill, net .........              880              970
                                                                      ------------     ------------
                                                                             8,614            8,989
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT, at cost

    Land ........................................................              542              542
    Buildings ...................................................           11,917            9,451
    Machinery and equipment .....................................           20,293           19,308
    Office furniture and equipment ..............................            8,516            7,487
    Transportation equipment ....................................            2,268            1,901
                                                                      ------------     ------------
                                                                            43,536           38,689
    Less accumulated depreciation ...............................           17,853           16,818
                                                                      ------------     ------------
                                                                            25,683           21,871
                                                                      ------------     ------------
                                                                      $     99,356     $     90,214
                                                                      ============     ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in thousands)


                                                                  JULY 28,
                                                                    2001            APRIL 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                            (UNAUDITED)           2001
                                                                ------------          ----
CURRENT LIABILITIES
  Notes payable, bank .....................................     $      8,713      $      7,911
  Current maturities of
    long-term debt ........................................            3,935             3,883
  Accounts payable ........................................           13,142            10,199
  Customer deposits .......................................            2,526             1,236
  Accrued expenses ........................................            6,208             6,981
  Billings in excess of costs and
    estimated earnings on uncompleted contracts ...........            2,863             2,177
  Income taxes payable ....................................              644                --
                                                                ------------      ------------
    Total current liabilities .............................           38,031            32,387
                                                                ------------      ------------

LONG-TERM DEBT
  less current maturities .................................           11,591            10,344

DEFERRED INCOME ...........................................              886               531

DEFERRED INCOME TAXES .....................................            1,039             1,050

MINORITY INTEREST IN SUBSIDIARY ...........................               74                79
                                                                ------------      ------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 30,000,000 shares
    Issued July 28, 2001 18,110,384 shares;
    April 28, 2001 18,016,066 shares ......................           13,232            12,900
  Additional paid-in capital ..............................              341               341
  Retained earnings .......................................           34,174            32,600
  Less cost of treasury stock, 19,680 shares ..............               (9)               (9)
  Foreign currency translation adjustment .................               (3)               (9)
                                                                ------------      ------------
                                                                      47,735            45,823
                                                                ------------      ------------
                                                                $     99,356      $     90,214
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

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                      JULY 28,          JULY 29,
                                                                        2001              2000
                                                                     (13 WEEKS)        (13 WEEKS)
                                                                     ----------        ----------
Net sales .....................................................     $     40,247      $     34,536
Cost of goods sold ............................................           28,283            24,211
                                                                    ------------      ------------
    Gross profit ..............................................           11,964            10,325
                                                                    ------------      ------------
Operating expenses:
  Selling .....................................................            5,536             4,461
  General and administrative ..................................            2,089             1,212
  Product design and development ..............................            1,658             1,304
                                                                    ------------      ------------
                                                                           9,283             6,977
                                                                    ------------      ------------
    Operating income ..........................................            2,681             3,348
Nonoperating income (expense):
  Interest expense ............................................             (401)             (286)
  Other income, net ...........................................               79               230
                                                                    ------------      ------------
    Income before income taxes and minority interest ..........            2,533             3,488
  Income tax expense ..........................................              964             1,366
                                                                    ------------      ------------
    Income before minority interest ...........................            1,569             2,122
                                                                    ------------      ------------
  Minority interest in loss of subsidiary .....................               (5)               --
                                                                    ------------      ------------
    Net income ................................................     $      1,574      $      2,122
                                                                    ============      ============

Earnings per share:
    Basic (1) .................................................     $        .09      $        .12
                                                                    ------------      ------------
    Diluted (1) ...............................................     $        .08      $        .11
                                                                    ------------      ------------

(1) Share and per share amounts for the three months ended July 29, 2000 have been restated to reflect a two-for-one stock split in the form of a stock dividend (Note A).



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                          JULY 28,          JULY 29,
                                                                            2001              2000
                                                                         (13 WEEKS)        (13 WEEKS)
                                                                         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................     $      1,574      $      2,122
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ................................................            1,035               734
      Amortization ................................................               67                66
      Minority interest in loss of subsidiary .....................               (5)               --
      Provision for doubtful accounts .............................               75                36
      Deferred taxes ..............................................              (11)               --
      Net change in operating assets and
        liabilities ...............................................           (2,421)             (427)
                                                                        ------------      ------------
         Net cash provided by
         operating activities .....................................              314             2,531
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..............................           (2,697)           (1,663)
  Minority investment in subsidiary ...............................               (5)               --
                                                                        ------------      ------------
         Net cash (used in)
         investing activities .....................................           (2,702)           (1,663)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on note payable ..................................              802             1,559
   Principal payments on
       long-term debt .............................................             (851)             (564)
   Proceeds from exercise of stock options ........................              332                 5
                                                                        ------------      ------------
       Net cash provided by
       financing activities .......................................              283             1,000
                                                                        ------------      ------------
       Effect of exchange rate changes on cash ....................                6                --
                                                                        ------------      ------------
       Increase (decrease) in cash and cash equivalents ...........           (2,099)            1,868
  Cash and cash equivalents:
  Beginning .......................................................            2,896             1,217
                                                                        ------------      ------------

  Ending ..........................................................     $        797      $      3,085
                                                                        ============      ============


Supplemental schedule of Noncash Investing and Financing Activities

     Purchase of building and equipment
     through contract for deed ....................................     $      2,150      $         --



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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of July 28, 2001 and the results of its operations and cash flows for the three months ended July 28, 2001 and July 29, 2000. These results may not be indicative of the results to be expected for the full fiscal year.

         These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 28, 2001, previously filed with the Securities and Exchange Commission (SEC).

         Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months ended July 28, 2001 and July 29, 2000 follows:

                                                                                             Per
                                                               Net                          Share
                                                              Income         Shares         Amount
                                                              ------         ------         ------
For the three months ended July 28, 2001:
         Basic EPS ....................................     $    1,574     18,045,481     $     0.09
         Effect of dilutive securities:
           Exercise of stock options and warrants .....             --      1,407,703           0.01
                                                            ----------     ----------     ----------
         Diluted EPS ..................................     $    1,574     19,453,184     $     0.08
                                                            ==========     ==========     ==========


For the three months ended July 29, 2000:
         Basic EPS ....................................     $    2,122     17,729,830     $     0.12
         Effect of dilutive securities:
           Exercise of stock options ..................             --        854,022           0.01
                                                            ----------     ----------     ----------
         Diluted EPS ..................................     $    2,122     18,583,852     $     0.11
                                                            ==========     ==========     ==========

         On December 7, 1999 and May 24, 2001, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on December 20, 1999 and on June 11, 2001, respectively. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

NOTE B.  INVENTORIES

         Inventories consist of the following:

                                              July 28,       April 28,
                                                2001           2001
                                                ----           ----

                  Raw materials ........     $    9,846     $    9,610
                  Work-in-process ......          4,462          2,439
                  Finished goods .......          7,065          7,670
                                             ----------     ----------
                                             $   21,373     $   19,719
                                             ==========     ==========

NOTE C.  LITIGATION

         There are no pending material legal transactions against the Company.

NOTE D.  RECENT ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will impact the Company's accounting for its reported goodwill.

Statement 141:

      *  Eliminates the pooling method for accounting for business combinations.

      * Requires that intangible assets that meet certain criteria be reported separately from goodwill.

      * Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

      * Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

      * Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

      * Requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

Upon adoption of these Statements, the Company is required to:

      * Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

      * Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

      *  Recognize any remaining negative goodwill as income.

The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 will be implemented by the Company in the first quarter of its fiscal year 2003 financial statements. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and is uncertain as to the impact.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the periods indicated:

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                   JULY 28,      JULY 29,
                                                                     2001          2000
                                                                  (13 WEEKS)    (13 WEEKS)
                                                                  ----------    ----------
         Net sales ...........................................      100.0%         100.0%
         Cost of goods sold ..................................       70.3%          70.1%
                                                                   ------         ------
         Gross profit ........................................       29.7%          29.9%
         Operating expenses ..................................       23.0%          20.2%
                                                                   ------         ------
         Operating income ....................................        6.7%           9.7%

         Interest income .....................................        0.4%           0.5%
         Interest expense ....................................       (1.0%)         (0.8%)
         Other income, net ...................................        0.2%           0.7%
                                                                   ------         ------
         Income before income taxes and minority interest ....        6.3%          10.1%
         Income tax expense ..................................        2.4%           4.0%
                                                                   ------         ------
         Income before minority interest .....................        3.9%           6.1%
                                                                   ------         ------
         Minority interest in loss of subsidiary .............        0.0%           0.0%
                                                                   ------         ------
         Net income ..........................................        3.9%           6.1%
                                                                   ======         ======

NET SALES

         Net sales were $40.2 million for the three months ended July 28, 2001 compared to $34.5 million for the three months ended July 29, 2000. The increase was the result of increased sales in the business, sports and transportation markets.

GROSS PROFIT

         Gross profit increased to $12.0 million for the three months ended July 28, 2001 from $10.3 million for the three months ended July 29, 2000. The increase in gross profit dollars was due to increased sales. Gross profit as a percentage of net sales for the three months ended July 28, 2001 decreased slightly to 29.7% from 29.9% for the three months ended July 29, 2000.

OPERATING EXPENSES

         Selling expenses were $5.5 million for the three months ended July 28, 2001 and $4.5 million for the three months ended July 29, 2000. As a percent of sales, selling expenses increased .8%. The increase was primarily attributable to the expansion of sales staff as the Company continues to expand its marketing efforts to increase sales.

         General and administrative expenses were $2.1 million for the three months ended July 28, 2001 compared to $1.2 million for the three months ended July 29, 2000. The increase was due to increased administrative support to sustain future Company sales growth, including increased depreciation on computer equipment, office furniture, and buildings.

         Product design and development expenses increased to $1.7 million for the three months ended July 28, 2001 from $1.3 million for the three months ended July 29, 2000. The increase was due to the continued development and improvement of the family of ProStar(R) Video displays, and ProAd(TM) digital advertising and information systems, and adapting other products to LED technology.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income decreased to $174,000 for the three months ended July 28, 2001 from $196,000 for the three months ended July 29, 2000.

INTEREST EXPENSE

         Interest expense increased to $401,000 for the three months ended July 28, 2001 from $286,000 for the three months ended July 29, 2000. The increase was the result of an increase in average loan balances as the Company utilized its line of credit and long-term debt.

INCOME TAX EXPENSE

         Income tax expense as a percentage of income before income taxes and minority interest was 38% for the three months ended July 28, 2001 and was 39% for the three months ended July 29, 2000.

NET INCOME

         Net income decreased to $1.6 million from $2.1 million for the three months ended July 28, 2001 and July 29, 2000, respectively. The decrease in net income was due to the increase in operating expenses as a percentage of sales.

         Management believes that one of the principal factors that will continue to affect the Company's rate of growth is the Company's ability to increase the marketing of its current and future products in existing markets and expand the marketing of its products to new markets.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $27.0 million at July 28, 2001 and $27.0 million at April 28, 2001. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash provided by operations for the three months ended July 28, 2001 was $314,000. Net income of $1.6 million plus depreciation and amortization of $1.1 million were offset by an increase in accounts receivable, an increase in inventories, including costs and estimated earnings in excess of billings on uncompleted contracts, net an increase in accounts payable and an increase in customer deposits. Cash used by investing activities consisted of $4.8 million of purchases of building and equipment, of which $2.1 million was purchased through a contract for deed. Cash provided by financing activities included $802,000 net borrowings under the Company's line of credit. Cash used for financing activities consisted of $851,000 of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses were $1.7 million for the three months ended July 28, 2001 and $1.3 million for the three months ended July 29, 2000. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $20.0 million line of credit. The line of credit is at the LIBOR rate plus 1.55% (5.325% at July 28, 2001) and is due on October 1, 2003. As of July 28, 2001, $8.7 million had been drawn on the line of credit. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through an insurance company that provides for an aggregate of $100 million in bonded work outstanding. At July 28, 2001, the Company had $7.9 million of bonded work outstanding against this line.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the FASB issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will impact the Company's accounting for its reported goodwill. The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 will be implemented by the Company in the first quarter of its fiscal year 2003 financial statements. The Company has not yet completed its full assessment of the effects of these new pronouncements on its Financial statements and is uncertain as to the impact. See Note D in the Notes to Consolidated Financial Statements for further information.


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8K

         Refer to Form 8K filed on June 7, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               /s/ Aelred J. Kurtenbach, Chairman and Acting CFO
                              --------------------------------------------------

                               Daktronics, Inc.

                               (Dr. Aelred J. Kurtenbach)

                               (Chairman)

                               (Acting Chief Financial Officer)


Date  September 10, 2001
      ------------------