Form 10-Q
period 2001-10-27
DAKTRONICS INC /SD/
filed 2001-12-11
CIK 915779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

             _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 27, 2001
                                                ----------------
                                       or
               __TRANSITION REPORT PURSUANT TO SECTION B OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period ended from ___ to ___

                         Commission file number: 0-23246
                                DAKTRONICS, INC.
             (Exact name of registrant as specified in its charter)

         South Dakota                                     46-0306862
         ------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


                                 331 32nd Avenue
                               Brookings, SD 57006
                               -------------------
               (Address of principal executive offices, Zip Code)

                                 (605) 697-4000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address, and/former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___



        Title of Class            Shares outstanding as of December 3, 2001
        --------------            -----------------------------------------
 Common Stock, no par value                       18,134, 384

================================================================================

                        Daktronics, Inc. and Subsidiaries

                                Table of Contents


                                                                                        Page(s)
                                                                                        -------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  CONSOLIDATED BALANCE SHEETS as of October 27, 2001
                  and April 28, 2001....................................................4 - 5

                  CONSOLIDATED STATEMENTS OF INCOME for the three
                  and six months ended October 27, 2001 and October 28, 2000............6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS for the
                  six months ended October 27, 2001 and October 28, 2000................7

                  Notes to Consolidated Financial Statements............................8-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................11-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk............15

PART II. OTHER INFORMATION

         Item 4.  Submission of matters to a Vote of Security Holders...................15

         Item 6.  Exhibits and Reports on Form 8-K......................................15

SIGNATURES


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                DAKTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


                                                         OCTOBER 27,
                                                             2001       APRIL 28,
ASSETS                                                   (UNAUDITED)      2001
                                                          ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                               $    1,607   $    2,896
  Accounts receivable, less allowance
    for doubtful accounts of $673 at
    October 27, 2001 and $271 at April 28, 2001               21,877       21,090
  Current maturities of long-term receivables                  1,423        2,030
  Inventories                                                 20,429       19,719
  Costs and estimated earnings in
    excess of billings on uncompleted contracts               10,532       10,890
  Prepaid expenses and other                                   1,445          529
  Income taxes receivable                                         --           97
  Deferred income taxes                                        2,103        2,103
                                                          ----------   ----------
    Total current assets                                      59,416       59,354
                                                          ----------   ----------

  Advertising rights                                           1,224        1,281
  Long-term receivables, less current maturities               7,236        5,269
  Goodwill, net of accumulated amoritization                   1,342        1,469
  Intangible and other assets, other than goodwill, net        1,103          970
                                                          ----------   ----------
                                                              10,905        8,989
                                                          ----------   ----------

PROPERTY AND EQUIPMENT, at cost
  Land                                                           616          542
  Buildings                                                   12,097        9,451
  Machinery and equipment                                     21,901       19,308
  Office furniture and equipment                               9,076        7,487
  Transportation equipment                                     2,790        1,901
                                                          ----------   ----------
                                                              46,480       38,689
    Less accumulated depreciation                             18,639       16,818
                                                          ----------   ----------
                                                              27,841       21,871
                                                          ----------   ----------
TOTAL ASSETS                                              $   98,162   $   90,214
                                                          ==========   ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                 DAKTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (Dollars in thousands)


                                                            OCTOBER 27,
                                                                2001        APRIL 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                        (unaudited)       2001
                                                             ----------    ----------
CURRENT LIABILITIES:
  Notes payable, bank                                        $   10,550    $    7,911
  Accounts payable                                                8,523        10,199
  Accrued expenses                                                7,916         6,981
  Current maturities of long-term debt                            4,060         3,883
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                      3,596         2,177
  Customer deposits                                                 881         1,236
  Income taxes payable                                              157            --
                                                             ----------    ----------
    Total current liabilities                                    35,683        32,387
                                                             ----------    ----------

Long-term debt, less current maturities                          10,499        10,344
Deferred income                                                   1,027           531
Deferred income taxes                                             1,040         1,050
                                                             ----------    ----------
                                                                 12,566        11,925
                                                             ----------    ----------
TOTAL LIABILITIES                                                48,249        44,312

MINORITY INTEREST IN SUBSIDIARY                                     107            79
                                                             ----------    ----------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized 60,000,000 shares
    18,154,064 and 18,016,066 shares issued at
    October 27, 2001 and April 28, 2001                          13,302        12,900
  Additional paid-in capital                                        341           341
  Retained earnings                                              36,190        32,600
  Less cost of treasury stock, 19,680 shares                         (9)           (9)
  Accumulated other comprehensive income,
    foreign currency translation adjustment                         (18)           (9)
                                                             ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                        49,806        45,823
                                                             ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   98,162    $   90,214
                                                             ==========    ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                              ------------------------    ------------------------
                                              OCTOBER 27,   OCTOBER 28,   OCTOBER 27,  OCTOBER 28,
                                                 2001          2000         2001           2000
                                              (13 WEEKS)    (13 WEEKS)    (26 WEEKS)    (26 WEEKS)
                                              ----------    ----------    ----------    ----------
Net sales                                     $   41,572    $   42,114    $   81,819    $   76,650
Cost of goods sold                                28,993        29,306        57,276        53,517
                                              ----------    ----------    ----------    ----------
    Gross profit                                  12,579        12,808        24,543        23,133
                                              ----------    ----------    ----------    ----------

Operating expenses:
  Selling                                          5,495         4,462        11,031         8,923
  General and administrative                       1,772         1,413         3,861         2,625
  Product design and development                   1,764         1,187         3,422         2,491
                                              ----------    ----------    ----------    ----------
Total operating expenses                           9,031         7,062        18,314        14,039
                                              ----------    ----------    ----------    ----------
    Operating income                               3,548         5,746         6,229         9,094

Nonoperating income (expense):
  Interest income                                    190           166           364           362
  Interest expense                                  (442)         (293)         (843)         (579)
  Other income (expense), net                         (9)          142            70           372
                                              ----------    ----------    ----------    ----------

  Income before income taxes
      and minority interest                        3,287         5,761         5,820         9,249
  Income tax expense                               1,238         2,334         2,202         3,700
                                              ----------    ----------    ----------    ----------
    Income before minority interest                2,049         3,427         3,618         5,549

  Minority interest in income of subsidiary           33            --            28            --
                                              ----------    ----------    ----------    ----------

  Net income                                  $    2,016    $    3,427    $    3,590    $    5,549
                                              ==========    ==========    ==========    ==========

Earnings per share (1):
  Basic                                       $     0.11    $     0.19    $     0.20    $     0.31
                                              ==========    ==========    ==========    ==========
  Diluted                                     $     0.10    $     0.18    $     0.19    $     0.30
                                              ==========    ==========    ==========    ==========


(1) Per share amounts for the three and six months ended October 28, 2000 have been restated to reflect a two-for-one stock split in the form of a stock dividend (Note 3).

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                       OCTOBER 27,   OCTOBER 28,
                                                                          2001          2000
                                                                       (26 WEEKS)    (26 WEEKS)
                                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    3,590    $    5,549
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                          1,821         1,573
      Amortization                                                            188           142
      Minority interest in income of subsidiary                                28            --
      Provision for doubtful accounts                                         402            28
      Deferred taxes, net                                                     (10)           --
      Net change in operating assets and liabilities                       (2,881)       (6,478)
                                                                       ----------    ----------
        Net cash provided by operating activities                           3,138           814
                                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (5,641)       (4,781)
  Other, net                                                                   --          (469)
                                                                       ----------    ----------
        Net cash used in investing activities                              (5,641)       (5,250)
                                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                           2,639         2,911
  Proceeds from long-term debt                                                 --         1,659
  Principal payments on long-term debt                                     (1,818)       (1,161)
  Proceeds from exercise of stock options                                     402           167
                                                                       ----------    ----------
      Net cash provided by financing activities                             1,223         3,576
                                                                       ----------    ----------
  Effect of exchange rate changes on cash                                      (9)           --
                                                                       ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,289)         (860)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                               2,896         1,217
                                                                       ----------    ----------

CASH AND CASH EQUIVALENTS END OF PERIOD                                $    1,607    $      357
                                                                       ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of building and equipment through contract for deed         $    2,150    $       --



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)



NOTE 1. BASIS OF PRESENTATION


         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.


         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 28, 2001, which are contained in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


         The consolidated financial statements include the accounts of the Company and its wholly owned and greater than 50% owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.


NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain other intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The provisions of SFAS No. 142 will be implemented by the Company in the first quarter of its fiscal year 2003 financial statements. However, as noted above, the remaining unamortized goodwill and intangible asset balances will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter. The Company is currently evaluating the impairment requirements, as provided by SFAS No. 142, on the Company's financial statements.


NOTE 3. EARNINGS PER SHARE

         Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and six months ended October 27, 2001 and October 28, 2000 follows:

                                                                                Per
                                                       Net                     Share
                                                      Income       Shares      Amount
                                                    ----------   ----------   ----------
For the three months ended October 27, 2001:
         Basic earnings per share                   $    2,016   18,126,256   $     0.11
         Effect of dilutive securities:
           Exercise of stock options and warrants           --    1,087,822         0.01
                                                    ----------   ----------   ----------
         Diluted earnings per share                 $    2,016   19,214,078   $     0.10
                                                    ==========   ==========   ==========

For the three months ended October 28, 2000:
         Basic earnings per share                   $    3,427   17,824,410   $     0.19
         Effect of dilutive securities:
           Exercise of stock options and warrants           --    1,029,270         0.01
                                                    ----------   ----------   ----------
         Diluted earnings per share                 $    3,427   18,853,680   $     0.18
                                                    ==========   ==========   ==========

For the six months ended October 27, 2001:
         Basic earnings per share                   $    3,590   18,087,794   $     0.20
         Effect of dilutive securities:
           Exercise of stock options and warrants           --    1,175,888         0.01
                                                    ----------   ----------   ----------
         Diluted earnings per share                 $    3,590   19,263,682   $     0.19
                                                    ==========   ==========   ==========

For the six months ended October 28, 2000:
         Basic earnings per share                   $    5,549   17,775,740   $     0.31
         Effect of dilutive securities:
           Exercise of stock options and warrants           --      949,092          .01
                                                    ----------   ----------   ----------
         Diluted earnings per share                 $    5,549   18,724,832   $     0.30
                                                    ==========   ==========   ==========

         On May 24, 2001, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on June 11, 2001. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

NOTE 4. INVENTORIES

         Inventories consist of the following:

                                            October 27,      April 28,
                                               2001             2001
                                             ---------       ---------

                 Raw Materials               $   8,586       $   9,610
                 Work-in-process                 3,077           2,439
                 Finished Goods                  8,766           7,670
                                             ---------       ---------
                                             $  20,429       $  19,719
                                             =========       =========

NOTE 5. LITIGATION

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 6. SEGMENT DISCLOSURE

          The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company does not manage its business by solution or focus area. The Company has no individual customers which constitute a significant concentration.

ITEM 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

         Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business, transportation and government applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays, to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Its products are generally sold in three general markets - sports, commercial and transportation.

         The Company has sold display systems ranging from small standard scoreboards priced under $1,000 to large complex display systems priced in excess of $13 million.

         The Company's net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for commercial applications and major league sports, as well as the seasonality of the sports market. The Company's gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for orders in excess of $100,000, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the periods indicated:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       ------------------          ----------------
                                                  OCTOBER 27,    OCTOBER 28,    OCTOBER 27,   OCTOBER 28,
                                                     2001          2000            2001          2000
                                                  (13 WEEKS)     (13 WEEKS)     (26 WEEKS)     (26 WEEKS)
                                                  ----------     ----------     ----------     ----------
Net sales                                            100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                    69.7%          69.6%          70.0%          69.8%
                                                   -------        -------        -------        -------
Gross profit                                          30.3%          30.4%          30.0%          30.2%
Operating expenses                                    21.7%          16.8%          22.4%          18.3%
                                                   -------        -------        -------        -------
Operating income                                       8.6%          13.6%           7.6%          11.9%
Interest income                                        0.5%           0.4%           0.4%           0.5%
Interest expense                                      (1.1%)         (0.7%)         (1.0%)         (0.8%)
Other income (expense), net                           (0.1%)          0.3%           0.1%           0.4%
                                                   -------        -------        -------        -------
Income before income taxes and minority interest       7.9%          13.6%           7.1%          12.0%
Income tax expense                                     3.0%           5.5%           2.7%           4.8%
                                                   -------        -------        -------        -------
Minority interest in income of subsidiary             (0.1%)           --           (0.0%)           --
                                                   -------        -------        -------        -------
Net income                                             4.8%           8.1%           4.4%           7.2%
                                                   =======        =======        =======        =======



NET SALES

         Net sales increased 6.7% to $81.8 million for the six months ending October 27, 2001 compared to $76.7 million for the same period in fiscal year 2001. Net sales decreased 1.3% to $41.6 million for the three months ending October 27, 2001 from $42.1 million for the same period in fiscal year 2001. The decline for the quarter ending October 27, 2001 as compared to the same period of fiscal year 2001 was due to a combination of factors, including the delay of a large commercial contract in which the customer requested a delay in the delivery timeframe, a delay in the receipt of an order due to the events of September 11th, and a general decline in orders from the commercial market as a result of general economic conditions. The increase for the six months ending October 27, 2001 as compared to the same period of fiscal year 2001 was due to an increase in sales in the sports and transportation markets, offset by a decline in sales for the commercial markets.

       The order backlog decreased approximately 20% to $37 million as of October 27, 2001 as compared to approximately $45 million as of October 28, 2000. Historically, the Company's backlog varies significantly due to timing of large orders during the year. The backlog as of October 28, 2000 included a significant commercial market order in excess of $12 million. Offsetting the decline in the backlog in the commercial market, was an increase in the backlog in the sports markets, which included the recently announced order for Ford Field, home of the Detroit Lions of the National Football League.

GROSS PROFIT

         Gross profit increased 6.1% to $24.5 million for the six months ending October 27, 2001 compared to $23.1 million for the same period in fiscal year 2001. Gross profit decreased 1.8% to $12.6 million for the three months ending October 27, 2001 from $12.8 million for the same period in fiscal year 2001. The change for both the quarter and six months ending October 27, 2001 as compared to the same periods of fiscal year 2001 was primarily due to the changes in net sales. The gross profit percentage was relatively consistent for both the quarter and six months ending October 27, 2001 as compared to the same periods of fiscal year 2001. In general, gross profit percentages were positively affected by cost improvements in manufacturing, and were negatively affected by a slight decline in standard product orders.

OPERATING EXPENSES

         SELLING EXPENSES. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Sales expenses increased 23.6% to $11.0 million for the six months ending October 27, 2001 compared to $8.9 million for the same period in fiscal year 2001. Sales expenses increased 23.2% to $5.5 million for the three months ending October 27, 2001 from $4.5 million for the same period in fiscal year 2001. Sales expenses were 13.5% and 11.6% of net sales for the six months ending October 27, 2001 and October 28, 2000, respectively. Sales expenses were 13.2% and 10.6% of net sales for the three months ending October 27, 2001 and October 28, 2000, respectively. The change in absolute dollars for both the quarter and six months ending October 27, 2001 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel as the Company continued to develop its markets through an increased number of offices in North America as part of its regionalization efforts. This increased number of offices resulted in higher facility, depreciation, supplies and other costs typically associated with a remote office, and was slightly offset through lower costs of travel. Finally, the Company experienced much higher levels of bad debt reserves, primarily in the second quarter of fiscal year 2002 as compared to the same period of last fiscal year primarily due to specific, non-recurring type items as well as a general increase in uncollectible accounts. As a percentage of net sales, selling expenses were higher in both the quarter and six months ending October 27, 2001 primarily as a result of a lower level of net sales than the Company had expected to achieve.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies. General and administrative expenses increased 47.1% to $3.9 million for the six months ending October 27, 2001 compared to $2.6 million for the same period in fiscal year 2001. General and administrative expenses increased 25.4% to $1.8 million for the three months ending October 27, 2001 from

$1.4 million for the same period in fiscal year 2001. The change for both the quarter and six months ending October 27, 2001 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel as the Company positioned itself for higher levels of net sales, the building of infrastructure to support the regionalization efforts of sales, higher professional fees and development of more formal training programs for employees. As a percentage of net sales the increase for both the quarter and six months ending October 27, 2001 over the previous periods of fiscal year 2001 was due to the items mentioned above as well as a lower level of net sales than expected.

         PRODUCT DESIGN AND DEVELOPMENT. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies. Product design and development expenses increased 37.4% to $3.4 million for the six months ending October 27, 2001 compared to $2.5 million for the same period in fiscal year 2001. Product design and development expenses increased 48.6% to $1.8 million for the three months ending October 27, 2001 from $1.2 million for the same period in fiscal year 2001. The change for both the quarter and six months ending October 27, 2001 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel associated with design and development efforts. As a percentage of net sales the increase for both the quarter and six months ending October 27, 2001 over the previous periods of fiscal year 2001 was due to the items mentioned above as well as a lower level of net sales than the Company had expected to achieve and a planned increase by the Company resulting from its intentions to invest at least 4% of net sales back into product design, development and research.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting primarily from these long-term receivables increased 0.6% to $.364 million for the six months ending October 27, 2001 compared to $.362 million for the same period in fiscal year 2001. Interest income increased 14.5% to $.190 million for the three months ending October 27, 2001 from $.166 million for the same period in fiscal year 2001. The increase was related to higher levels of long-term receivables arising in fiscal year 2002 as compared to similar periods in fiscal year 2001.

INTEREST EXPENSE

       Interest expense is comprised primarily of interest costs on the Company's notes payable and long-term debt. Interest expense increased 45.6% to $.8 million for the six months ending October 27, 2001. Interest expense increased 50.9% to $.4 million for the three months ending October 27, 2001 from $.3 million for the same period in fiscal year 2001. The increase for both periods was related to higher average levels of debt, notes payable, bank and long term debt, offset by a decline in average interest rates during the periods noted.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $23.7 million at October 27, 2001 and $27.0 million at April 28, 2001. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

       Cash provided by operations for the six months ended October 27, 2001 was $3.1 million. Net income of $3.6 million plus depreciation and amortization of $2.0 million and an increase in accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts were offset by an increase in accounts receivable, prepaid expenses and inventories and by a decrease in accounts payable. Cash used by investing activities consisted of $5.6 million of purchases of property and equipment. Cash provided from financing activities included $2.6 million of net borrowings under the Company's line of credit, and $.4 million in proceeds from the exercise of stock options. Cash used for financing activities consisted of $1.8 million of repayment of long-term debt.

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

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $3.4 million for the six months ended October 27, 2001 and $2.5 million for the six months ended October 28, 2000, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. Daktronics also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank. The credit agreement provides for a $20.0 million line of credit which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (3.9% at October 27, 2001) and is due on October 1, 2002. As of October 27, 2001, $10.1 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company's Sports Link, Inc. subsidiary has various lines of credit for operating needs and equipment purchases totaling approximately $2.0 million. These lines carry interest rates varying from prime (5.5% at October 27, 2001), to prime + 1/2% (with minimum and maximum rates between 6.5% and 9.5%), (6.5% at October 27, 2001). These lines are secured by a guarantee by the Company as well as substantially all the assets of the subsidiary. These lines of credit terminate over the next 12 months. The Company expects to be able to renew these lines as they expire.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At October 27, 2001, the Company had $7.9 million of bonded work outstanding against this line.

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

         During the six months ended October 27, 2001, the Company invested approximately $1.7 million in equipment for its SportsLink subsidiary to increase its fleet of video boards available for rental. In addition, the Company purchased additional facilities within close proximity to its existing manufacturing facilities in order to increase manufacturing capacity. The total cost of the new facilities which was approximately $2.2 million, was financed through a contract for deed with the seller of the property. Finally, during the first six months of the current fiscal year, the company invested approximately $2.6 million in manufacturing equipment and approximately $1.7 million in office equipment and furniture as it expanded its general office space to accommodate its planned growth in personnel to support higher sales.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign exchange risk.


PART II. OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following items and the results were submitted to the shareholders at the annual meeting held on August 15, 2001:

1. Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

         James B. Morgan:           For 16,274,752      Withheld   591,078
         John L. Mulligan           For 16,225,116      Withheld   640,714
         Duane E. Sander            For 14,915,048      Withheld 1,950,782

2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending April 27 2002:

         For 16,741,394             Against 85,186            Abstain 39,250

3. Proposal to approve the Amendment to the Amended and Restated Articles of Incorporation increasing the shares authorized to be issued from 30,000,000 to 60,000,000:

         For 16,471,507             Against 340,215           Abstain 54,105

4.       Proposal to approve the Daktronics, Inc. 2001 Stock Option Plan:

         For 10,995,462             Against 1,115,929         Abstain 165,297   Broker Non-votes  4,589,142

5. Proposal to approve the Daktronics, Inc, 2001 Outside Directors Stock Option Plan:

         For 9,378,736              Against 2,662,306         Abstain 235,247   Broker Non-votes  4,589,541



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.5 Amendment to the Amended and Restated Articles of Incorporation of the Company

4.3      2001 Incentive Stock Option Plan (1)

4.4      2001 Outside Directors Stock Option Plan (1)

(1) Incorporated by reference to Daktronics, Inc. Registration Statement on Form S-8

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              /s/ James B. Morgan, Chief Executive Officer
                            ----------------------------------------------
                              Daktronics, Inc.
                              (James B. Morgan, Chief Executive Officer)
                              (Chief Executive Officer)


Date  December 11, 2001
-----------------------

                              /s/ William R. Retterath, Chief Financial Officer
                            ---------------------------------------------------
                             Daktronics, Inc.
                             (William R. Retterath, Chief Financial Officer) (Principal Financial Officer)