Form 10-Q
period 2002-01-26
DAKTRONICS INC /SD/
filed 2002-03-11
CIK 915779

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         Commission File Number: 0-23246

                                DAKTRONICS, INC.
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

         SOUTH DAKOTA                        46-0306862
         (State or other jurisdiction of     (I.R.S. Employer
         incorporation or organization)      Identification Number)

                                 331 32ND AVENUE
                               BROOKINGS, SD 57006
               (Address of principal executive offices, Zip Code)

                                 (605) 697-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 6, 2002 WAS 18,203,964.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     For the Quarter Ended January 26, 2002

                                TABLE OF CONTENTS


                                                                            PAGE

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
        CONSOLIDATED BALANCE SHEETS as of January 26, 2002 and
          April 28, 2001                                                      4
        CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine
          months ended January 26, 2002 and January 27, 2001                  6
        CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended
          January 26, 2002 and January 27, 2001                               7
        Notes to the Consolidated Financial Statements                        8
    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11
    Item 3. Quantitative and Qualitative Disclosures about Market Risk       16

PART II. OTHER INFORMATION                                                   17
    Item 1. Legal Proceedings
    Item 2. Changes in Securities and Use of Proceeds
    Item 3. Defaults Upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                   18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        JANUARY 26,     APRIL 28,
                                                                            2002          2001
                                                                        (UNAUDITED)
                                                                        -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $       496    $     2,896
  Accounts receivable, less allowance for doubtful accounts of $775
   at January 26, 2002 and $271 at April 28, 2001                            15,508         21,090
  Current maturities of long-term receivables                                 2,044          2,030
  Inventories                                                                18,754         19,719
  Costs and estimated earnings in excess of billings on uncompleted
   contracts                                                                 15,587         10,890
  Prepaid expenses and other                                                    365            529
  Income taxes receivable                                                       247             97
  Deferred income taxes                                                       2,103          2,103
                                                                        -----------    -----------
      Total current assets                                                   55,104         59,354
                                                                        -----------    -----------

  Advertising rights                                                          1,225          1,281
  Long term receivables, less current maturities                              6,408          5,269
  Goodwill, net of accumulated amortization                                   1,156          1,469
  Intangible and other assets, other than goodwill, net                       1,093            970
                                                                        -----------    -----------
                                                                              9,882          8,989
                                                                        -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Land                                                                          654            542
  Buildings                                                                  12,081          9,451
  Machinery and equipment                                                    19,849         18,404
  Office furniture and equipment                                              9,563          7,487
  Equipment held for rental                                                   3,284          1,324
  Transportation equipment                                                    1,941          1,481
                                                                        -----------    -----------
                                                                             47,372         38,689
      Less accumulated depreciation                                          19,945         16,818
                                                                        -----------    -----------
                                                                             27,427         21,871
                                                                        -----------    -----------
TOTAL ASSETS                                                            $    92,413    $    90,214
                                                                        ===========    ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                                                        JANUARY 26,      APRIL 28,
                                                                            2002           2001
                                                                        (UNAUDITED)
                                                                        -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable, bank                                                   $     8,354     $     7,911
  Accounts payable                                                            7,668          10,199
  Accrued expenses                                                            5,480           6,981
  Current maturities of long-term debt                                        4,337           3,883
  Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                                  3,990           2,177
  Customer deposits                                                             760           1,236
                                                                        -----------     -----------
      Total current liabilities                                              30,589          32,387
                                                                        -----------     -----------

Long-term debt, less current maturities                                       9,608          10,344
Deferred income                                                               1,414             531
Deferred income taxes                                                         1,039           1,050
                                                                        -----------     -----------
                                                                             12,061          11,925
                                                                        -----------     -----------
TOTAL LIABILITIES                                                            42,650          44,312

MINORITY INTEREST IN SUBSIDIARY                                                 129              79
                                                                        -----------     -----------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized 60,000,000 shares,
   18,210,764 and 18,016,066 shares issued at January 26, 2002
   and April 28, 2001                                                        13,431          12,900
  Additional paid-in capital                                                    341             341
  Retained earnings                                                          35,897          32,600
  Less cost of treasury stock, 19,680 shares                                     (9)             (9)
  Accumulated other comprehensive loss, foreign currency translation
   adjustment                                                                   (26)             (9)
                                                                        -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                                   49,634          45,823
                                                                        -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    92,413     $    90,214
                                                                        ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ------------------              -----------------
                                       JANUARY 26,     JANUARY 27,     JANUARY 26,     JANUARY 27,
                                          2002            2001            2002            2001
                                       (13 WEEKS)      (13 WEEKS)      (39 WEEKS)      (39 WEEKS)
                                       -----------     -----------     -----------     -----------
Net sales                              $    30,863     $    33,071     $   112,682     $   109,721
Cost of goods sold                          21,817          23,296          79,093          76,813
                                       -----------     -----------     -----------     -----------
    Gross profit                             9,046           9,775          33,589          32,908
                                       -----------     -----------     -----------     -----------

Operating expenses:
  Selling                                    5,592           4,359          16,623          13,282
  General and administrative                 1,744           1,640           5,605           4,265
  Product design and development             1,890           1,344           5,312           3,835
                                       -----------     -----------     -----------     -----------
Total operating expenses                     9,226           7,343          27,540          21,382
                                       -----------     -----------     -----------     -----------
    Operating income (loss)                   (180)          2,432           6,049          11,526

Nonoperating income (expense):
  Interest income                              201             208             565             570
  Interest expense                            (361)           (461)         (1,204)         (1,040)
  Other income (expense), net                 (111)            265             (41)            637
                                       -----------     -----------     -----------     -----------
    Nonoperating income (expense):            (271)             12            (680)            167
                                       -----------     -----------     -----------     -----------

  Income (loss) before income taxes
    and minority interest                     (451)          2,444           5,369          11,693
  Income tax expense (benefit)                (179)            916           2,023           4,616
                                       -----------     -----------     -----------     -----------
    Income (loss) before minority
      interest                                (272)          1,528           3,346           7,077

  Minority interest in income of
    subsidiary                                  21              --              49              --
                                       -----------     -----------     -----------     -----------

  Net income (loss)                    $      (293)    $     1,528     $     3,297     $     7,077
                                       ===========     ===========     ===========     ===========

Earnings (loss) per share(1):
  Basic                                $     (0.02)    $      0.09     $      0.18     $      0.40
                                       ===========     ===========     ===========     ===========
  Diluted                              $     (0.02)    $      0.08     $      0.17     $      0.38
                                       ===========     ===========     ===========     ===========

(1) Per share amounts for the three and nine months ended January 27, 2001 have been restated to reflect a two-for-one stock split in the form of a stock dividend.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                           JANUARY 26,     JANUARY 27,
                                                                              2002            2001
                                                                           (39 WEEKS)      (39 WEEKS)
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $     3,297     $     7,077
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                 3,127           2,489
    Amortization                                                                   385             220
    Minority interest in income of subsidiary                                       49              --
    Provision for doubtful accounts                                                504             123
    Deferred taxes, net                                                            (11)             10
    Net change in operating assets and liabilities                              (1,743)         (5,911)
                                                                           -----------     -----------
      Net cash provided by operating expenses                                    5,608           4,008
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (6,533)         (6,715)
  Purchase of business                                                              --          (1,071)
  Other, net                                                                        --          (6,137)
                                                                           -----------     -----------
      Net cash used in investing activities                                     (6,533)        (13,923)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                                  443           3,715
  Proceeds from long-term debt                                                      --           6,752
  Principal payments on long-term debt                                          (2,432)         (1,603)
  Proceeds from exercise of stock options                                          531             188
                                                                           -----------     -----------
      Net cash provided by (used in) financing activities                       (1,458)          9,052
                                                                           -----------     -----------
  Effect of exchange rate changes on cash                                          (17)             --
                                                                           -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,400)           (863)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                    2,896           1,217
                                                                           -----------     -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                                    $       496     $       354
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash payments for:
      Interest                                                                   1,120           1,078
      Income taxes, net of refunds                                               1,537           2,872

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Purchase of building and equipment through contract for deed             $     2,150     $        --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)
                                   (unaudited)

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain other intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The provisions of SFAS No. 142 will be implemented by the Company in the first quarter of its fiscal year 2003 financial statements. However, as noted above, the remaining unamortized goodwill and intangible asset balances will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter. The Company is currently evaluating the impairment requirements, as provided by SFAS No. 142, on the Company's financial statements.

         The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

NOTE 3. REVENUE RECOGNITION

         REVENUE AND COST RECOGNITION ON LONG-TERM CONTRACTS. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable.

         REVENUE RECOGNITION ON EQUIPMENT OTHER THAN LONG-TERM CONTRACTS. The Company recognizes revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment.

         ADVERTISING RIGHTS. The Company occasionally sells and installs its products at facilities in exchange for the rights to future advertising revenues. It recognizes revenue for the amount of the present value of the future advertising payments at such time that all such advertising is sold for the full term of the contract for the advertising rights.

         On those transactions where the Company has not sold the advertising for the full term of the rights, it records the related cost of equipment as an advertising rights asset and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income.

         PRODUCT MAINTENANCE. In connection with the sale of the Company's products, it also sells product maintenance. The revenue related to product maintenance is deferred and recognized as net sales on a straight-line basis over the term of the agreement.

         SOFTWARE. The Company typically sells its proprietary software bundled with its video display and certain other products. Pursuant to American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". Revenues from software license fees on sales, other than long-term contracts are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software, included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when the above-mentioned criteria have been meet.

         SERVICES. Revenues generated by the Company for services, event support, control room design, on-site training, and continuing technical support for operators of the Company's equipment are recognized as net sales as the services are performed.

NOTE 4. EARNINGS PER SHARE

         Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended January 26, 2002 and January 27, 2001 follows:

                                                     NET INCOME                               PER SHARE
                                                       (LOSS)                SHARES             AMOUNT
                                                  ----------------     ----------------    ----------------
For the three months ended January 26, 2002:
      Basic loss per share                        $           (293)          18,217,183    $          (0.02)
      Effect of dilutive securities:
        Exercise of stock options and warrants                  --              990,668                  --
                                                  ----------------     ----------------    ----------------
      Diluted loss per share                      $           (293)          19,207,851    $          (0.02)
                                                  ================     ================    ================

For the three months ended January 27, 2001:
      Basic earnings per share                    $          1,528           17,849,734    $           0.09
      Effect of dilutive securities:
        Exercise of stock options and warrants                  --            1,013,996               (0.01)
                                                  ----------------     ----------------    ----------------
      Diluted earnings per share                  $          1,528           18,863,730    $           0.08
                                                  ================     ================    ================

For the nine months ended January 26, 2002:
      Basic earnings per share                    $          3,297           18,307,103    $           0.18
      Effect of dilutive securities:
        Exercise of stock options and warrants                  --            1,210,969               (0.01)
                                                  ----------------     ----------------    ----------------
      Diluted earnings per share                  $          3,297           19,518,072    $           0.17
                                                  ================     ================    ================

For the nine months ended January 27, 2001:
      Basic earnings per share                    $          7,077           17,801,324    $           0.40
      Effect of dilutive securities:
        Exercise of stock options and warrants                  --              980,958               (0.02)
                                                  ----------------     ----------------    ----------------
      Diluted earnings per share                  $          7,077           18,782,282    $           0.38
                                                  ================     ================    ================

         On May 24, 2001, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on June 11, 2001. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

NOTE 5. INVENTORIES

         Inventories consist of the following:

                                                 JANUARY 26, 2002     APRIL 28, 2001
                                                 ----------------    ----------------
       Raw Materials                             $          8,924    $          9,610
       Work-in-process                                      2,100               2,439
       Finished goods                                       7,730               7,670
                                                 ----------------    ----------------
                                                 $         18,754    $         19,719
                                                 ================    ================

NOTE 6. LITIGATION

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 7. SEGMENT DISCLOSURE

         The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company has no individual customers which constitute a significant concentration.

         The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

         The following table presents information about the Company by geographic area:

                                               United States    Other    Total
                                               -------------    -----    -----
         Net sales for the nine months ended:
               January 26, 2002                   104,357       8,325   112,682
               January 27, 2001                   101,789       7,932   109,721
         Long-lived assets                         37,050         259    37,309

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

         Daktronics is a leading supplier of electronic scoreboards, computer programmable display systems, and large video displays for sport, business and transportation applications. The Company offers the most complete line of large display products of any single manufacturer, from smaller indoor scoreboards and displays, to multi-million dollar outdoor video display systems. The Company is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

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

         For a summary of pending accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Operations for the periods indicated:

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          ----------------------------      ----------------------------
                                          JANUARY 26,      JANUARY 27,      JANUARY 26,      JANUARY 27,
                                             2002             2001             2002             2001
                                          (13 WEEKS)       (13 WEEKS)       (39 WEEKS)       (39 WEEKS)
                                          -----------      -----------      -----------      -----------
Net sales                                       100.0%           100.0%           100.0%           100.0%
Cost of goods sold                               70.7%            70.4%            70.2%            70.0%
                                          -----------      -----------      -----------      -----------
Gross profit                                     29.3%            29.6%            29.8%            30.0%
Operating expenses                               29.9%            22.2%            24.4%            19.5%
                                          -----------      -----------      -----------      -----------
Operating income (loss)                          (0.6%)            7.4%             5.4%            10.5%
Interest income                                   0.7%             0.6%             0.5%             0.5%
Interest expense                                 (1.2%)           (1.4%)           (1.1%)           (1.0%)
Other income (expense), net                      (0.4%)            0.8%             0.0%             0.6%
                                          -----------      -----------      -----------      -----------
Income (loss) before income taxes and
  minority interest                              (1.5%)            7.4%             4.8%            10.6%
Income tax expense (benefit)                     (0.6%)            2.8%             1.9%             4.2%
                                          -----------      -----------      -----------      -----------
Income (loss) before minority interest           (0.9%)            4.6%             2.9%             6.4%
Minority interest in income of
  subsidiary                                     (0.0%)             --             (0.0%)             --
                                          -----------      -----------      -----------      -----------
Net income (loss)                                (0.9%)            4.6%             2.9%             6.4%
                                          ===========      ===========      ===========      ===========

NET SALES

         Net sales increased 2.7% to $112.7 million for the nine months ending January 26, 2002 compared to $109.7 million for the same period in fiscal year 2001. Net sales decreased 6.7% to $30.9 million for the three months ending January 26, 2002 from $33.1 million for the same period in fiscal year 2001. The decline in net sales for the quarter ending January 26, 2002 as compared to the same period of fiscal year 2001 was due to a decline in sales in the commercial market, partially offset by an increase in sales in the sports market. The increase in net sales for the nine months ending January 26, 2002 as compared to the same period of fiscal year 2001 was due to an increase in sales in the sports and transportation markets, offset by a decline in sales for the commercial markets. Included in sales and orders for the quarter and nine months ending January 27, 2001 were portions of an unusually large order for the commercial market that is a significant factor in the decline in sales for the quarter and nine months ending January 26, 2002. Within the commercial market the decline resulted from the worsening economic conditions as compared to the prior fiscal year and a decline in sales to destination type markets such as casinos and New York City as a result of the events of September 11, 2001. The increase in the sports market included increases in both large and small venues due to further market penetration resulting from regionalization, increasing sales of new products developed by the Company and lowering product costs.

         The order backlog decreased approximately 28% to $30.1 million as of January 26, 2002 as compared to approximately $43.0 million as of January 27, 2001. Historically, the Company's backlog varies significantly due to timing of large orders during the year. The backlog as of January 27, 2001 included a significant commercial market order booked in fiscal year 2001. The decline in backlog was across all three of the Company's markets, however the most significant decline was in the commercial market.

         Year to date order bookings for the Company are down for the nine months ending January 26, 2002 as compared to the nine months ending January 27, 2001, primarily due to the decline in order bookings in the commercial markets, although orders in the transportation market were also slightly down. The Company expects that orders in the sports and transportation markets will be up over the fiscal year 2001, while orders in the commercial market will be down from fiscal year 2001 and that order booking and net sales will begin to grow as economic conditions improve.

GROSS PROFIT

         Gross profit increased 2.1% to $33.6 million for the nine months ending January 26, 2002 compared to $32.9 million for the same period in fiscal year 2001. Gross profit decreased 7.5% to $9.0 million for the three months ending January 26, 2002 from $9.8 million for the same period in fiscal year 2001. The change for both the quarter and nine months ending January 26, 2002 as compared to the same periods of fiscal year 2001 was primarily due to the changes in net sales. The gross profit percentage was relatively consistent for both the quarter and nine months ending January 26, 2002 as compared to the same periods of fiscal year 2001. In general, gross profit percentages were positively affected by cost improvements in manufacturing, slightly better margins on large contracts, and a transfer of certain indirect personnel from manufacturing to sales and were negatively affected by a slight decline in the gross profit margins on standard product sales.

OPERATING EXPENSES

         SELLING EXPENSES. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Selling expenses increased 25.2% to $16.6 million for the nine months ending January 26, 2002 compared to $13.3 million for the same period in fiscal year 2001. Selling expenses increased 28.3% to $5.6 million for the three months ending January 26, 2002 from $4.4 million for the same period in fiscal year 2001. Selling expenses were 14.8% and 12.1% of net sales for the nine months ending January 26, 2002 and January 27, 2001, respectively. Selling expenses were 18.1% and 13.2% of net sales for the three months ending January 26, 2002 and January 27, 2001, respectively. The change in dollars for both the quarter and nine months ending January 26, 2002 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel as the Company continued to develop its markets through an increased number of offices in North America as part of its regionalization efforts, increased spending to develop its video content and animation business, and an increase in advertising and marketing. The increased number of offices resulted in higher facility, depreciation, supplies and other costs typically associated with a remote office, and was slightly offset through lower costs of travel. Finally, the Company continued to experience higher levels of bad debt expense in the second and third quarters of fiscal year 2002 as compared to the same periods of last fiscal year primarily due to losses in the transportation and international markets. As a percentage of net sales, selling expenses were higher in both the quarter and nine months ending January 26, 2002 than the prior fiscal year periods, primarily as a result of a lower level of net sales than the Company had expected to achieve.

         The Company had expected to achieve a decline in selling expenses from the second quarter of fiscal year 2002 to the third quarter of fiscal year 2002. This decline was not achieved due to a number of factors, including the higher bad debt reserves mentioned above, the timing of certain cost reductions which were late in the third quarter, and finally higher marketing expenses related to the opening of the American Airlines center in Dallas, Texas, a significant project completed by the Company earlier in the current fiscal year. The Company expects selling expenses to decline in the fourth quarter of fiscal year 2002 and into fiscal year 2003 as compared to the third quarter of fiscal year 2002 as a result of recent reductions.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies. General and administrative expenses increased 31.4% to $5.6 million for the nine months ending January 26, 2002 compared to $4.3 million for the same period in fiscal year 2001. General and administrative expenses increased 6.3% to $1.7 million for the three months ending January 26, 2002 from $1.6 million for the same period in fiscal year 2001. The change for both the quarter and nine months ending January 26, 2002 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel as the Company positioned itself for higher levels of net sales, the building of infrastructure to support the regionalization efforts of sales, higher professional fees and higher employee benefit costs. As a percentage of net sales, the increase for both the quarter and nine months ending January 26, 2002 over the previous periods of fiscal year 2001 was due to the items mentioned above as well as a lower level of net sales than expected.

         PRODUCT DESIGN AND DEVELOPMENT. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies. Product design and development expenses increased 38.5% to $5.3 million for the nine months ending January 26, 2002 compared to $3.8 million for the same period in fiscal year 2001. Product design and development expenses increased 40.6% to $1.9 million for the three months ending January 26, 2002 from $1.3 million for the same period in fiscal year 2001. The change for both the quarter and nine months ending January 26, 2002 as compared to the same periods of fiscal year 2001 was primarily due to increased costs of personnel associated with design and development efforts. As a percentage of net sales the increase for both the quarter and nine months ending January 26, 2002 over the previous periods of fiscal year 2001 was due to the items mentioned above as well as a lower level of net sales than the Company had expected to achieve and a planned increase by the Company resulting from its intentions to invest at least 4% of net sales on an annual basis back into product design, development and research. The Company expects these costs to decline as a percentage of net sales in the fourth quarter and into fiscal year 2003.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting primarily from these long-term receivables, remained level at $0.6 million for the nine months ending January 26, 2002 and for the same period in fiscal year 2001. Interest income for the three months ending January 26, 2002 and the same period in fiscal year 2001 was also level at $0.2 million.

INTEREST EXPENSE

         Interest expense is comprised primarily of interest costs on the Company's notes payable and long-term debt. Interest expense increased 15.8% to $1.2 million for the nine months ending January 26, 2002 as compared to $1.0 million for the nine months ended January 27, 2001. Interest expense decreased 21.7% to $0.4 million for the three months ending January 26, 2002 from $0.5 million for the same period in fiscal year 2001. The change for both periods was related to higher average levels of debt, notes payable, and long-term debt, offset by a decline in average interest rates during the periods noted.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $24.5 million at January 26, 2002 and $27.0 million at April 28, 2001. Working capital provided by net income, depreciation and amortization was offset by purchases of property and equipment and repayment of long-term debt. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

         Cash provided by operations for the nine months ended January 26, 2002 was $5.6 million. Net income of $3.3 million plus depreciation and amortization of $3.5 million, a decrease in accounts receivable and inventories and an increase in billings in excess of costs on uncompleted contracts was offset by an increase in costs and estimated earnings in excess of billings on uncompleted projects and a decrease in accounts payable and accrued expenses. Cash used by investing activities consisted of $6.5 million of purchases of property and equipment as described below. Cash provided from financing activities included $0.4 million of net borrowings under the Company's line of credit, and $0.5 million in proceeds from the exercise of stock options. Cash used for financing activities consisted of $2.4 million of repayment of long-term debt.

         The decline in accounts receivable resulted from enhanced collection efforts and dedication of personnel to achieve targeted reductions. In addition, the impact of one large long-term contract with revenues included in costs and estimated earnings in excess of billings on uncompleted projects as opposed to accounts receivable, in accordance with the payment terms of the contract, contributed to the decline in accounts receivable and the increase in costs and estimated earnings in excess of billings on uncompleted projects. The decline in inventories was the result of lower levels of sales as compared to prior periods and focused efforts by the Company to reduce levels of inventory. Finally, accounts payable and accrued expenses declined as a result of lower levels of sales and related costs of sales and reductions in operating expenses implemented by the Company during the quarter. Included in accounts receivable as of January 26, 2002, was approximately $1,300,000 of retainage on long-term contracts, all of which is expected to be collected in one year.

         During the nine months ended January 26, 2002, the Company invested approximately $2.0 million in equipment for its SportsLink, Inc. subsidiary to increase its fleet of video boards available for rental. In addition, the Company purchased additional facilities within close proximity to its existing manufacturing facilities in order to increase manufacturing capacity. The total cost of the new facilities which was approximately $2.2 million, was financed through a contract for deed with the seller of the property. Finally, during the first nine months of the current fiscal year, the Company invested approximately $2.8 million in manufacturing equipment and approximately $2.0 million in office equipment and furniture as it expanded its general office space to accommodate its planned growth in personnel to support higher sales.

         The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between acceptance and completion may extend up to 18 months depending on the amount of custom work and the customer's delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.3 million for the nine months ended January 26, 2002 and $3.8 million for the nine months ended January 27, 2001, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         The Company has a credit agreement with a bank providing for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (3.37% at January 26, 2002) and is due on October 1, 2002. As of January 26, 2002, $8.4 million had been drawn on the line of credit and no standby letters of credit had been issued by the bank. The credit agreement is unsecured and requires the Company to meet certain covenants. Financial covenants include the maintenance of tangible net worth of at least $23 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

         The Company's Sports Link, Inc. subsidiary has various lines of credit for operating needs and equipment purchases totaling approximately $2.0 million. These lines carry interest rates varying from prime (4.75% at January 26, 2002), to prime + 1/2% (with minimum and maximum rates between 6.5% and 9.5%), (6.5% at January 26, 2002). These lines are secured by a guarantee by the Company as well as substantially all the assets of the subsidiary. These lines of credit terminate over the next 12 months. The Company expects to be able to renew these lines as they expire.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 26, 2002, the Company had approximately $10.1 million of bonded work outstanding against this line.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

         Through January 26, 2002 substantially all of the Company's net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Through January 26, 2002, net sales originating outside the United States, substantially all of which were denominated in United States dollars were 7% of total net sales. It is expected that net sales in the future to international markets may increase as a percentage of net sales; however, the Company does not expect that such increase in such sales will be denominated in foreign currencies. As a result, operating results are not expected to become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. However, to the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor and minimize it's exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company's financial results in the future.

INTEREST RATE RISKS

         The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of January 26, 2002, the Company's outstanding debt approximated $22.3 million, with approximately $14.5 million in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an approximate $78,000 annual effect on variable rate debt interest based on the balances of such debt as of as of January 26, 2002. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

         In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 26, 2002, the Company's outstanding long-term receivables were approximately $8.5 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $21,000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations for the quarter ending April 26, 2002, and the fiscal years following fiscal year 2002. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                             (Dollars in thousands)

                               FOURTH
                               QUARTER                    FISCAL YEAR ENDING
                               -------    -------------------------------------------------    THERE
                                 2002      2003       2004       2005       2006      2007     AFTER
------------------------------------------------------------------------------------------------------
Assets:
Long-term receivables,
including:                        192     1,591      1,773      1,229      1,076       754     1,610
   current portion
   Fixed rate
    Average interest rate         6.2%      7.1%       7.6%       9.8%       9.9%      9.6%      9.0%
Liabilities:
Long and short term debt
   Fixed rate                   2,825     3,484      3,113      1,469      3,368       253        36
    Average interest rate         8.0%      7.5%       7.6%       8.5%       6.3%      9.1%     12.0%
   Variable rate                7,741
    Average interest rate        3.37%

         The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximates its fair value.

         Substantially all of the Companys cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of the Company's Canadian subsidiary. These balances are immaterial to the Company as a whole.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               /s/ James B. Morgan, Chief Executive Officer
                               -------------------------------------------------
                               Daktronics, Inc.
                               (James B. Morgan, Chief Executive Officer)
                               (Chief Executive Officer)


Date  March 11, 2002
      --------------

                               /s/ William R. Retterath, Chief Financial Officer
                               -------------------------------------------------
                               Daktronics, Inc.
                               (William R. Retterath, Chief Financial Officer) (Principal Financial Officer)