Form 10-K
period 2002-04-27
DAKTRONICS INC /SD/
filed 2002-06-27
CIK 915779

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 27 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
                                  ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ___ TO ___.

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

        Securities registered pursuant to Section 12(g) of the Act: None

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Yes [ ] No [X]

As of June 21, 2002 18,282,884 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant as of June 21, 2002 was approximately $174,967,000 based on the closing price of $9.57 per share of June 21, 2002 on the NASDAQ/National Market System.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Selected portions of the Definitive Proxy Statement Incorporated into Part III
  Statement for the Annual Meeting of Shareholders to be held August 21, 2002

                        DAKTRONICS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                    For the Fiscal Year Ended April 27, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
Part I........................................................................2
Part II......................................................................16
Part III.....................................................................43
Part IV......................................................................43
Signatures...................................................................46

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS ANNUAL REPORT OF FORM 10K (INCLUDING EXHIBITS AND INFORMATION INCORPORATED BY REFERENCE HEREIN) CONTAIN BOTH HISTORICAL AND FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND STRATEGIES FOR THE FUTURE. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS THAT ARE NOT HISTORICAL STATEMENTS OF FACT REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (i) THE COMPANY'S FINANCING PLANS; (ii) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (iii) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (iv) THE DECLARATION AND PAYMENT OF DIVIDENDS. THE WORDS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," "INTEND," "PLANS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISK AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO CONTROL, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I.

ITEM 1. BUSINESS

GENERAL

         Daktronics, Inc. (the "Company") is a leading supplier of electronic scoreboards, computer-programmable display systems, and large video displays for sport, business, and transportation applications. Its focus is on supporting customers with superior products and services that provide dynamic, reliable, and often unique, visual communication solutions. Its products include a complete line of large display products, from small indoor and outdoor scoreboards and displays, to large, multi-million dollar, video display systems. It is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

         Services provided by the Company include project management, on-site installation support, on-site event support, display content creation, product maintenance, marketing assistance and large screen video display rentals.

         The Company invests a significant portion of its research and development resources into full-color LED (light emitting diode) based display systems and has done so over the past several years. During that time, it has introduced its ProStar(R) and ProAd(R) systems and has converted much of its display offerings from incandescent & reflective technologies to LED based technology although these technologies remain important. The Company continues to invest in technology to develop new products and enhancements for a wide variety of existing scoreboard and display products.

         Every day, millions of viewers all over the world count on Daktronics scoreboards and displays for information and entertainment. The Company has sold display systems ranging from small scoreboards under $1,000 to large complex display systems priced in excess of $10 million. Generally, the Company's product sales are either custom products built on existing technology with contract sizes ranging from approximately $25,000 to $11 million, or standard catalog scoreboards or displays which account for approximately 25% of the Company's total annual revenues.

         The Company's net sales and profitability historically have fluctuated due to the impact of large product orders such as display systems for facilities where professional and major college sports events take place and large commercial projects. The seasonality of the sports market has also played a part in the Company's sales and profit fluctuations. This seasonality has had the effect of causing net sales and net income in the first and second quarters of a fiscal year to be generally higher than the third quarter of a fiscal year, followed by higher levels in the fourth quarter, leading into the first quarter of the following year. This seasonality is caused by the completion of football and other fall sports facilities in the early fall, followed generally by the major indoor winter sports of basketball and hockey. This seasonal effect is generally compounded by large product orders in the sports markets. The effects of seasonality are generally not found in the Company's business and transportation markets, although the impact of a large order in those markets can cause a significant fluctuation in net sales and the resulting profits. Approximately two-thirds of the Company's revenues are in the sports markets with the remaining split between business and transportation although the Company considers itself to be operating in a single industry segment as explained in the notes to the financial statements included in this report.

         The Company's gross margins on large orders tend to fluctuate more than those for smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins among the larger orders. Although the Company follows the percentage of completion method of recognizing revenues for these larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

INDUSTRY

         Daktronics is an established leader in computer-programmable displays and large screen video displays. Growth of this product category was originally stimulated by the invention of the microprocessor and the continued development and acceptance in society of the personal computer. Initially, computers allowed companies the capability to bring to market incandescent and reflective technologies controlled by computers. In the past, these incandescent and reflective technologies were key product categories for the Company.

         During the mid-1990s, a technological breakthrough in display technology occurred which contributed significantly to the growth and position of the Company as a world leader - the development of a blue light emitting diode that was visible outdoors, and that could be manufactured in larger quantities. This provided the basis for significant future growth in the industry and for the Company. With this development, the Company entered the large screen video display business in 1997. Prior to this development, large screen video displays were primarily made of small cathode ray tubes ("CRT"), were limited in size and the suppliers were generally the same companies that were in the television set business.

         The Company leveraged its knowledge of the display business with the availability of high quality blue and green light emitting diodes to broaden its scope and provide not only computer-programmable signage but also large video displays for both outdoor and indoor usage. It also converted many of its previous incandescent and reflective technologies to lower cost, LED based technology.

         In general, the industry is characterized by market participants that provide limited product offerings as compared to the Company. For example, most manufacturers of computer programmable computer displays that are used to show alphanumeric data and graphics do not manufacture large screen video displays and scoreboards. Conversely the large video display manufacturers do not manufacture computer programmable displays and scoreboards. Daktronics, however, manufactures both computer programmable displays and large video displays and supplies the software to integrate various components, as well as marketing services, content development and scoring information. This places Daktronics in a uniquely beneficial position to serve venues that have numerous requirements such as the typical large sports venue. Daktronics, through the use of its proprietary Venus(R) 7000 display control software and its V-Play(TM) video server software, also has the unique capability of time sharing a large screen such as in a large stadium or arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display and providing seamless integration with standard video equipment. Having all these functions integrated into one large display system gives the venue owner significant flexibility in managing the information and entertainment spectators receive that has not been available previously.

COMPANY BACKGROUND

         Drs. Aelred Kurtenbach and Duane Sander founded the Company in 1968 while professors of electrical engineering at South Dakota State University ("SDSU") in Brookings, South Dakota, in part to utilize the talents of university graduates. One of the key factors contributing to the growth of the Company and its leadership in the industry has been its close relationship with SDSU which provides the Company an important source of highly trained engineers and other professional full-time and student employees.

         The Company produced and sold its first product in 1970, a voting display system for the Utah Legislature. Using some of the technology developed from voting display systems, it expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970's, microprocessor-based computers were integrated into display controllers by the Company to process information provided by an operator and to formulate the information for presentation on a display. At that time, the Company began building computer-programmable information display systems utilizing standard modules in a variety of systems. The use of modular sections for both its smaller and larger display systems allowed the Company to offer customers a broad range of both standard and custom products. Innovations like these helped the Company to obtain a major scoreboard contract for the 1980 Olympic Winter Games and several large college installations early in its history. In the early to mid-1980's, the Company continued to enhance its controller and display technology, acquired the Glow Cube(R) reflective display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a major league facility.

         During the 1990's, the Company expanded its product lines, increased market share in its existing markets and developed new markets for it products. For example, it enhanced its Starburst(R) incandescent display technology by developing a new lens and reflector design to capture viewer attention and reduce energy consumption. It developed display control circuitry capability to display 16 million possible color combinations at 30 frames per second for the Starburst(R) displays. The Company utilized this circuitry to develop technology for LED video displays. Historically, the Company built and enhanced products through its ability to transition technology from one application to another. This remains a key initiative for the Company.

         With the advent of full-color LED display systems, including software, the Company made significant progress in building market share through quality products and services utilizing its technical expertise to become one of the world's leaders in its market. Its products are now seen in many major league sports complexes, including fully integrated systems at the American Airlines Center in Dallas, Texas, CMGI Field in Foxboro, Massachusetts; the Xcel Center in St. Paul, Minnesota; several major colleges, universities and other amateur facilities including the 1996, 2000, and 2002 Olympic Games; many commercial installations including, multi million dollar commercial displays in Times Square, New York, Las Vegas, Nevada; Branson, Missouri; small message signs for national retailers and fast food chains; and complex transportation systems such as over the road message displays for many Departments of Transportation, including Virginia, New Jersey, California, Washington, Delaware, Illinois, Pennsylvania, Mexico, Canada, and New Zealand.

         Over the past few years, the Company has achieved significant recognition and awards for its products and financial performance. In 2001, the Company's Chairman, Dr. Aelred Kurtenbach, was awarded the national 2000 Ernst & Young Entrepreneur of the Year(R) award for the manufacturing category. The Company has also been named, on numerous occasions, the South Dakota Business of the Year by the South Dakota Chamber of Commerce and Industry. It is currently ranked 128th on Forbes list of the 200 Best Small Companies in America and ranked 83rd on the list of America's Fastest Growing Small Companies by Fortune Small Business magazine. Finally, according to a recent industry report, the Company has the largest share of the worldwide market for LED video displays at over 26.5%.

PRODUCTS

         The Company offers its customers a wide range of computer-programmable information display systems consisting of related products, or families of products, that have similar functions and varying degrees of capabilities. Products within each family use displays and controllers that are built with many of the same components to reduce the cost of production, improve delivery time and provide flexibility for standard and custom installations. The use of standard components also enhances the reliability and serviceability of the display systems. For example, the basketball scoreboard family includes products that use many of the same components and range from a small, single-faced scoreboard to a large, four-sided display with player statistics. The sizes of displays can vary significantly, depending on the needs of the customer, taking into account such things as viewing angles and spectator distances.

         The two principal components of most of the Company's systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and other integrated sources and to formulate the information, graphics, or animation to be presented on the display. The display controller controls each of the pixels (dots or picture elements that make up the image) on the display to present the message or image.

         Data can be transferred between the display controller and local and/or remote displays. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard and cellular telephone connections, and satellite transmissions, are used to connect to remote displays. The remote connections are generally purchased from third parties.

         Within each product family, the Company produces both standard and custom displays that vary in complexity, size and resolution. Generally, a large, full-color video display is significantly more complex than a standard time and temperature display. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount of information to be displayed at one time. Generally, for displays other than fixed digit displays, the light source or pixels are spaced farther apart for longer distance viewing. The resolution of a display is determined by the size and spacing of each pixel, with smaller, more densely packed pixels creating higher resolution images. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays which typically are viewed from a passing vehicle only within a narrow angle from the display.


KEY DISPLAY AND PRODUCT TECHNOLOGIES

         The majority of the Company's display systems use LED technology, although the Company still supplies of the following display technologies: (i) Starburst(R) multi-color incandescent, (ii) SunSpot(R) monochrome incandescent, and (iii) Glow Cube(R) and other reflective elements. It has been and continues to be the Company's strategy to offer customers a wide range of technologies and products to fit their individual needs while capitalizing its ability to share technologies across applications. The customers' selection of a display technology depends on a variety of factors, including price, location, power consumption, operating costs, and complexity of the information, graphics or animation to be displayed. Outdoor displays are designed to withstand the elements and to be visible in both bright sunlight and at night.

         LED DISPLAYS. The Company's LED displays use programmable light emitting diodes as the light source for each display pixel. The LEDs turn on and off at different intervals and rates to form the display images. One line LED displays are used for text, and larger LED displays are used for text, graphics, animation, and video. LED displays can be one or multiple colors. The LED technology is advantageous because of the long life of LEDs and their low power consumption. Daktronics manufactures both indoor and outdoor LED displays. Displays range from small character-based DataTrac(TM) signs and standard scoreboards to ProStar(R) and ProAd(R) video displays that have the capability to show moving images in 68 billion shades of color. LED based products comprise the majority of the Company's products and contribute a majority of its revenues.

         REFLECTIVE DISPLAYS. The Company's Glow Cube(R) display technology uses three-dimensional pixels or "cubes." Each pixel is programmed to rotate so that the viewing surface of the cube flips from a bright color to a dark contrasting color. Words and graphics form as each pixel flips from one color to the other. Glow Cube(R) displays are generally used outdoors, use less power and can be configured in a wide variety of sizes. Because a Glow Cube(R) display reflects sunlight during the day and fluorescent light at night, the display consumes relatively little power while operating. The Company's 7 x 18 feet Glow Cube(R) displays for the PGA Tour each operate on a golf cart battery and are moved between golf tournament sites throughout the season. The Company had also provided Glow Cube(R) displays for the 2002 Winter Olympic Games, the 2000 Summer Olympic Games, the 1996 Summer Olympic Games, the 1994 Winter Olympic Games, and many other sports, business and transportation applications.

         Although sales of reflective displays are not expected to contribute significantly to future revenues of the Company, the technology has been a significant contributor in the past, including the most recently completed Winter Olympic Games and the PGA Tour. The Company still maintains a market for this technology in appropriate circumstances, such as low power, portability and bright light.

         SUNSPOT(R) MONOCHROME INCANDESCENT LAMP DISPLAYS. SunSpot(R) displays use incandescent lamps without lenses or with a single color of lens, which turn on or off at varying intervals and rates. The displays typically display black and white, with the capability for up to 64 shades of gray color and are used both indoors and outdoors typically for time and temperature, messaging, graphics, and other applications where color is not required. The Company has sold its SunSpot(R) displays for many small and large installations such as high school football stadiums, commercial businesses, and major league baseball stadiums in the past. It expects that most applications of this technology in the future will be in commercial applications and standard sports products and that over time this technology will continue to decline in use in favor of LED technology.

         STARBURST(R) COLOR DISPLAYS USING INCANDESCENT LAMPS. Starburst(R) displays, which are not being actively sold by the Company, used four colors (red, green, blue and white) to display many shades of color when different combinations of lights are illuminated. They also use reflectors with colored lenses over clear lamps. Each of the display lamps is turned on and off at different intervals and rates determined by the software in the controller to change what is presented on the display. The Company-designed reflector and lens system consumes less energy than a traditional incandescent lamp display while maintaining the brightness of the display to the viewing audience. Starburst(R) color displays are used both indoors and outdoors and provide customers the flexibility of displaying text, numbers, graphics, animation and other types of information. Among the Company's Starburst(R) installations are displays at Caesars Palace, Phillips Arena, Tacoma Dome and HSBC Arena, and various indoor and outdoor sports and entertainment facilities.

         CONTROL SOFTWARE. Most of the Company's display technologies rely on one or more of the Company's control software products to manage the display. These software products range from the Venus(R) 1500 display control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays to the Venus(R) 7000 display control system that controls multi-color displays and video boards, providing the ability to create graphics and animation as well as interfacing with third-party software for content.

         EVENT MANAGEMENT SOFTWARE. The Company's V-Play(TM) video server software provides facilities with integrated and sophisticated display systems event management capabilities with integration to video equipment. It controls things such as instant replays, live action and overlays of information.

PRODUCT FAMILIES

         Daktronic's product offering is comprised of four general product groups, although due to the nature of the technology and the products, the same technologies and products have significant amounts of overlap:

     o   Sport Products, primarily scoreboards, controllers and timing systems

     o   Video Products, primarily ProStar(R) and ProAd(R) displays

     o   Business Products, primarily Galaxy(R) displays

     o   Transportation Products, primarily Vanguard(R) displays


         SPORT PRODUCTS. The Sport Products group includes a full line of indoor and outdoor scoreboards. The indoor products, which are available in LED technologies, range from two-digit shot clocks and high school basketball scoreboards to large, center hung scoreboards incorporating message centers and advertising panels.

         Outdoor scoreboards, which are available in LED, incandescent and reflective technologies also range from two-digit game timers to high school football scoreboards to large scoring systems incorporating message centers and advertising panels.

         The Company expects that Sport Product sales in the future will continue to focus on LED technology due to the lower power consumption, longer life and resulting lower maintenance costs. Substantially all current indoor Sport Products offering sales are LED technology, while in outdoor applications, LED technology comprises more than 50% of sales in this group. The Company expects that technologies like reflective will continue to be used however for appropriate applications. Since most of the products within the Sport Products group have significant standardization, the Company has been able to make progress on its goal to deliver the highest quality products, while maintaining consistent and favorable margins.

         The Company offers a variety of internally developed controllers complementing scoreboards and displays, which vary depending on the sport and complexity of the system. These controllers vary in price and complexity from the All Sport(R) 1600, which is an entry-level controller for scoreboards, to the All Sport(R) 5000 which is designed for more sophisticated scoring systems allowing for more user-defined systems. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic and other means. Various timing solutions for sports such as swimming and track are also offered.

         Finally, the Company markets a variety of sports statistics and results software under the DakStats(R) trademark to complement the controllers. The DakStats(R) software allows scorekeepers and statisticians to enter and display sports statistics and other information on certain of the Company's scoreboards. The user is responsible for updating the statistics after the software has been installed. The DakStats(R) baseball software was first used in 1988 by the AAA minor league Buffalo Bisons and has now been installed at several major league facilities, including Oriole Park at Camden Yards, Jacobs Field, The Ballpark in Arlington and Coors Field. The Company has developed proprietary statistics and results software for several other sports such as golf, football, volleyball, basketball, auto racing and skiing.

         VIDEO PRODUCTS. The Video Products group consists of displays comprised of a large number of pixels capable of creating various levels of graphics, animation, text, and controllers which manage the operation of the display. Within this product group the Company supplies displays that are built on LED, incandescent, and reflective technologies forming pixels which create the images. The Video Products group has been the most significant product group for the Company in terms of revenues.

         Historically, conventional displays formed images by turning pixels on or off without varying the levels of intensity. Combining the on or off with the ability to vary the intensity of each pixel allows the generation of multiple colors. When combining the on/off and varying degrees of intensity with a combination of red, green and blue light sources in a display, the combinations allow the display of graphics and video in a wide range of colors. Displays vary by the levels of capabilities within each of these areas. For example, a greater range of intensities combined with generally more tightly packed spacing of three color pixels leads to improved resolution and performance. The Company offers a wide range of products within its Video Products Group which offer the customer a great deal of flexibility to meet their particular needs.

         The Company's ProStar(R) LED video display technology, which is at the top end of performance in terms of video capabilities and is one of the world's leading video display products, uses red, green, and blue (RGB) LEDs at a wide range of brightness levels allowing for peak performance in indoor as well as outdoor applications. The displays offer state-of-the-art video and animation capability at a price significantly less than the large screen CRT video screens used in sports stadiums into the late 1990s. The proprietary technology produces up to 68 billion colors through varying the brightness of the LEDs. Due to the modular approach the Company takes in its manufacturing process of ProStar(R) products, it is able to offer customers virtually any size as well as portable options. The first ProStar(R) systems were installed in the fall of 1997 and can now be seen in a number of indoor and outdoor applications such as major league sports facilities, colleges and universities, and municipal high school facilities. This technology is also popular in commercial applications such as Times Square in New York City, casinos, billboards and other entertainment and business applications. Currently, the Company offers a wide range of pixel spacings from 6mm to 34mm. The 6mm application provides the user with the greatest pixel density and the 34mm is the most cost effective for physically large displays. The Company has been recognized by industry experts as the world's leading supplier of LED video display systems across all markets. The ProStar(R) systems are used to entertain, inform and advertise to spectators, consumers and others.

         In the late 1990's the Company adapted the technology used in its ProStar(R) product line to introduce the ProAd(R) digital advertising and information display system. ProAd(R) technology uses similar red, green, and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations, primarily on the fascia of the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring and statistics and video designed to entertain.

         The Company's main controller for video displays is its Venus(R) 7000 controller which is built on the Windows(R) operating system. This is a PC-based, high-end controller that provides advanced capability for control of large animation/video displays. The V-Play(TM) event management software, which was released in fiscal year 2001, provides facilities with integrated and sophisticated event management capabilities with integration to video equipment. It controls things such as instant replays, live action and overlays of information, and allows for the organization and playback of digital video and audio clips. In addition to providing these software products, the Company develops customized hardware circuit boards and software for customers who have special information display requirements.

         The Company designs interfaces between its display systems and other computer systems allowing its scoreboard systems to receive and display information from computers used for statistics, timing or scoring. These interfaces allow the display controller to send information back to a statistics system or customer computer. These interface products automatically report continually updated sports scores and information from national wire services.

         Within the Video Products group, the Company acquired a company in 2000 and merged it into the Company under the brand name of Keyframe(SM). Keyframe(SM) is primarily a service provider to customers who have invested in ProStar(R) and ProAd(R) systems and require assistance in enhancing the content displayed on the video displays. These services include a wide range of offerings from complete event management to creation of custom animations and graphics for the displays and training services.

         BUSINESS PRODUCTS. The key product lines developed and managed by the Business Products group include the Galaxy(R) product line as well as various other indoor and outdoor business applications intended primarily as text-based message displays, some with limited graphics capability. A significant portion of the Business Products group products utilize LED technologies.

         Galaxy(R) displays, available in both indoor and outdoor models, have become the Company's leading product line for business applications and is expected to be a key product line for the Company's growth in the business markets. Generally, Galaxy(R) displays in outdoor applications are monochrome, in red or amber with pixel spacing ranging from 23mm to 89mm, depending on size and viewing distance and are used primarily as message centers to inform the public. This product line has been the key driver in the Company's growth in national accounts used in exterior signage applications. The Company offers indoor models with pixel sizes starting at .3" for applications in commercial accounts as well as transportation and airports. Within this product line the Company offers customized solutions to fit the needs of the customer, which generally focus on size of the display.

         Other product families within the Business Products group include its DataTrac(TM), DAKTicker(R) and InfoNet(TM) displays. The DataTrac(TM) product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. DAKTicker(R) displays are used primarily in financial institutions for ticker displays and other financial information. The InfoNet(TM) product line includes line-oriented displays for indoor use which are available as single or multi-line units.

         All DataTrac(TM), DAKTicker(R) and InfoNet(TM) products have a controller in the display that is capable of receiving a downloaded display program, and then operating independently to display that program until a new program is downloaded to it. This controller, called an MDC (Multi-purpose Display Controller), is a key building block for future product growth and expansion of the Company character-based, line-oriented and matrix display product offering.

         The majority of the Company's Business Products group's products utilize the Company's Venus(R) 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications. The Company also provides software that allows customers to write their own software using the Venus(R) 1500 software developer's kit to communicate to other displays. Several system integrators have implemented the Venus(R) 1500 protocol into their specific applications, resulting in additional display sales in both the aviation market, the automatic call distribution market (ie. credit card processing centers), and other markets.

         TRANSPORTATION PRODUCTS. The Transportation Products group includes a full line of electronic displays and controllers marketed primarily under the Vanguard(R) product line. Vanguard(R) displays are typically installed over roads to help direct traffic and inform motorists. The Company has also developed a control system for these displays which help manage a network of over the road signs. Both the LED based displays and the software are NTCIP (National Transportation Communications for ITS Protocol) compliant and meet the various requirements imposed by government and other regulatory bodies. During fiscal year 2002, the Company also introduced its portable roadside variable message sign and began marketing it. This display, which runs on batteries and is built on LED technology, is controlled by remote wireless means.

MARKETING AND SALES

         The Company's display systems have been sold throughout the United States and in more than 70 countries. Its products are marketed and sold worldwide through a combination of direct sales personnel and independent resellers. In the United States and eastern Canada, the Company utilizes primarily a direct sales force for major league sports, colleges and universities, convention centers and transportation and other commercial sports entities. In the smaller sports venues, primarily high schools and similar facilities, as well as commercial facilities, the Company utilizes a combination of direct sales staff and resellers.

         The majority of the products sold by resellers are standard or "catalog" sports scoreboards and business products where display systems must be installed in accordance with local zoning ordinances. These are typically moderately priced and relatively easy to install. The most popular models are built to inventory and available for quick delivery. The remaining models are built to order and quoted for shipment in 30 to 90 days after order acceptance. The Company supports its resellers through national and regional direct mail advertising, trade journal advertising and trade show exhibitions. Members of the Company's direct sales force support resellers in the field, and the Company's sales staff provide daily telephone support. The Company believes that it can expand market share by increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

         The Company's direct sales force is comprised of a network of 29 offices throughout the United States supporting all customer types in both sales of products and services. In addition to supporting resellers as mentioned above, the direct sales staff also sells the entire range of products and with the exception of the non-domestic market, directly sells substantially all the large video display systems for the Company. Over the last few years the Company has been transitioning from a customer type sales focus to a regional, geographic approach, while retaining the market specialization required to serve that market. This has caused a significant investment in sales infrastructure to encourage more team selling across markets and more efficient use of the Company's sales staff. For example, previously a sales person specializing in colleges and universities tended to overlook opportunities in the business markets as that was covered by another direct sales person. Under the regional approach, although they will remain specialists, they are now responsible as a regional team member to uncover opportunities for the other markets and to transition their knowledge into the other markets to help close orders.

         When the Company targets a potential costumer for a display system, the prospect is contacted either directly or through a reseller. Frequently, engineers, technicians, and direct sales personnel jointly participate in site visits to assess site conditions, evaluate the customer's requirements and work on proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. The Company also regularly hosts prospective customers at its manufacturing facility to demonstrate product quality and delivery capability.

         The Company's direct sales staff, grouped by end user market, is also responsible for international sales in their respective markets. Its direct sales staff works primarily through resellers and during fiscal years 2002, 2001 and 2000, approximately 7.4%, 6.8% and 9.3% of the Company's net sales, respectively, were derived from international sales. International sales fluctuate from year to year based on the timing of large projects like Olympic events. A typical term of sale for international projects includes a letter of credit or payment in advance in United States dollars. The Company believes that in addition to substantial growth that it expects will still occur in the domestic markets, it will also achieve growth in the international markets.

         The Company believes that much of its marketing and sales success in the past has been based on its ability to create new products and product enhancements for its customers through developing and understanding of their needs and opportunities. It develops this understanding through active participation in the sales cycle by engineers and various others and through attendance at trade shows, conventions and seminars as well as through a culture of teamwork throughout the organization.

         In fiscal year 2001, Daktronics acquired SportsLink, Ltd., a large screen video rental display company based in Brookings, S.D. SportsLink was founded in 1995 and rents out a number of large screen video displays for various types of events. It also provides support services in connection with the rental at events. The Company believes rentals provide an excellent method to demonstrate the Company's product and service capabilities.

         The primary markets served by the Company, along with types of customers, are as follows:

         MARKETS           TYPES OF CUSTOMERS
         -------           ------------------

         SPORTS Elementary and secondary schools, colleges and universities, recreation centers, YMCAs, major and minor league sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers, pari-mutuel gaming and motor racing.

         BUSINESS Banks, auto dealers, shopping malls, casinos, retail stores, hotels, motels, financial institutions and other businesses.

         TRANSPORTATION    State and local departments of transportation,
                           airlines, airports and related industries, transit authorities and legislatures and assemblies.

         The Company has a large and diverse customer base. Due to that diverse customer base, the loss of a major customer would not have an adverse impact on the Company.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that its prompt and reliable customer service distinguishes it from many of its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 5 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including "Help Desk" access, parts repair and replacement, and programming support for video, animation and other display information. The Company staffs its Help Desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer's equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. The Company's modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company's principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

         The Company's Keyframe(SM) group provides a variety of services for its customers, including video and animation production, event support, control room design, on-site training, and continuing technical support for operators of Daktronics displays.

         The Company believes that its extensive customer support program is essential to continued market penetration. To enhance the level of service available to its customers, the Company has established approximately 29 service centers throughout the United States and plans to open other service centers in the future. Scoreboard and message display sales to schools and recreation departments are also made through these offices. The Company also uses a network of authorized service companies in other domestic locations and in a number of other countries to service and maintain its products.

ENGINEERING AND PRODUCT DEVELOPMENT

         The computer-programmable information display industry is characterized by ongoing product innovations and developments in display and controller technology. To remain competitive, the Company must continue to anticipate and respond to changes and developments in the industry and more importantly remain a leader in creating the innovations and developments. The Company intends to continue its tradition of applying engineering resources throughout its business to help achieve more effective product development, manufacturing, sales and customer support. It also remains committed to investing approximately 4% of its net sales into research and development.

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

The Company's product development personnel also modify existing products and develop new products to comply with rule changes for particular sports. The Company also invests in new creative technologies that appear in the market place as well as in companies developing these new technologies.

         Daktronics engineering department consists of three product-development groups aligned with the primary product groups, namely:

     o   Sport Products

     o   Video Products

     o   Business Products (See "Product Families" Section)

         Each of these design groups is autonomous to allow it to focus on the respective product family while at the same time closely tied with each other for sharing of ideas and technology. This organizational structure, plus a concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design, positions the Company for even more effective product development in the future.

         Daktronics believes its engineering capability and experience are unparalleled among its competitors and its product development capability will continue to be a very important factor in its market position.

         Product development expenses for fiscal years 2002, 2001 and 2000 were approximately $7,442,000, $5,685,000 and $4,292,000 respectively.

MANUFACTURING AND TECHNICAL CONTRACTING

         As a vertically-integrated manufacturer of display systems, the Company performs most sub-assembly and substantially all final assembly of its products. The Company also serves as a technical contractor for customers who desire custom hardware design, custom software development or specific site support.

MANUFACTURING OPERATIONS

         The Company's manufacturing operations include component manufacturing (printed circuit boards and Glow Cube(R) pixel assembly) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly owned subsidiary, manufactures printed circuit boards for the Company and other customers at its separate production facility located in Brookings, South Dakota. The Company augments its production capacity which provides it with increased capacity with the use of outside subcontractors, primarily for metal fabrication and loading printed circuit boards.

         The Company uses a modular approach for manufacturing its displays. Standard product modules are designed and built to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. The Company inventories finished goods of smaller, standard products and builds to order larger, seasonal and custom products. It designs product modules so that a custom product may include a significant percentage of standard products to maximize reliability and ease of service. Certain components used in the Company's products are currently available from a limited number of sources. To reduce its inventories and enhance product quality, the Company elects to purchase certain components from a limited number of suppliers who are willing to provide components on an "as needed" basis. From time to time, the Company enters into pricing agreements or purchasing contracts under which it agrees to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year. Through the Company's "total quality management" and "just-in-time" methods of scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. The Company's order entry, production and customer service functions are also computerized to facilitate communication throughout the entire sales, design, production and delivery process.

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

BACKLOG

         The Company's backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 12 months and was approximately $44 million as of June 1, 2002 and $32 million as of May 26, 2001. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

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

INTELLECTUAL PROPERTY

         The Company holds a number of U.S. patents and has a number of U.S. patent applications pending. The patents pertain primarily to the Company's LED and incandescent display technologies, and to its water-submersible swimming touchpads. The Company also relies on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for its products. It owns and uses a number of trademarks on or in connection with its products, including the stylized Daktronics "D" logo. These trademarks are registered in the United States and other countries. The Company also has numerous trademark applications pending. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company's product drawings, software and other works of authorship are also subject to applicable copyright laws. The Company provides software to its customers in only machine-readable object code to help preserve trade secret protection that may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company's products.

EMPLOYEES

         As of June 10, 2002, The Company employed 772 full time employees and 366 part time and temporary employees. Of these employees, approximately 523 were in manufacturing, 316 in sales, marketing and customer service, 242 in engineering, and 57 in administration. None of the Company's employees is represented by a collective bargaining agreement. The Company believes its employee relations are good. The Company has reports that a trade union local has contacted certain of the Company's employees by phone, mail and in person. No union representative has made any attempt to contact the Company's management and the Company is unaware of any demand for recognition or any allegations of unfair labor practices. The Company continues to believe its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE    POSITION
Aelred J. Kurtenbach     67     Chairman of the Board
James B. Morgan          54     President, Chief Executive Officer, and Director
Frank K. Kurtenbach      63     Vice President, Sales and Director
William R. Retterath     41     Chief Financial Officer, Treasurer
Carla S. Gatzke          40     Personnel Manager, Corporate Secretary

AELRED J. KURTENBACH, PH.D. is a co-founder of the Company and has served as a director of the Company since its incorporation. Dr. Kurtenbach is currently Chairman of the Board. He also served as President of the Company until 1999 and as Treasurer until 1993. Dr. Kurtenbach has 44 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from the South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

JAMES B. MORGAN joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Mr. Morgan became President and Chief Operating Officer of the Company in 1999. He served as its Vice President, Engineering, with responsibility for product development, contract design, project management, and corporate information and scheduling systems, from 1976 to 1999. Mr. Morgan has also served as a director since 1984.

FRANK J. KURTENBACH joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as the Company's Vice President of Sales for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University.

WILLIAM R. RETTERATH, CPA joined the Company in September 2001 as its Chief Financial Officer and Treasurer. Mr. Retterath previously served as the Chief Financial Officer of MQSoftware, Inc. and from 1999 through 2000 was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche. Mr. Retterath holds a BS in Accounting from the University of Minnesota.

CARLA S. GATZKE joined the Company in 1981 while earning her bachelor's degree in electrical engineering from South Dakota State University. Upon graduation, she worked full-time as a Systems Sales Engineer. After a leave of absence to complete a Master's in Business Administration at Drake University, she served as manager of Star Circuit's, Inc., the Company's circuit board subsidiary. In 1992, she moved to Administration and currently manages Personnel and Enterprise Information Systems.

ITEM 2. PROPERTIES.

         The Company currently owns and occupies approximately 288,000 square feet in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. During fiscal year 2002, SportsLink, Ltd. purchased an 88,000 square foot facility located on adjacent property to the Company's main facilities. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary.

ITEM 3. LEGAL PROCEEDINGS.

         There are no pending material legal transactions against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders though a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         Daktronics common stock currently trades on the NASDAQ National Market System under the symbol "DAKT". As of April 27, 2002 the Company had 511 shareholders of record. Following are the high and low sales prices for the Company's common stock (amounts have been adjusted to the two-for-one stock split approved on May 24, 2001):

                              FY 2002               FY 2001

                          High       Low        High       Low
                        -------    -------    -------    -------
1st Quarter             $ 16.59    $  8.50    $  5.69    $  4.44
2nd Quarter             $ 11.50    $  6.15    $  7.94    $  5.31
3rd Quarter             $  8.85    $  6.56    $  8.00    $  5.78
4th Quarter             $  9.50    $  6.28    $ 11.65    $  7.00

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

ITEM 6. SELECTED FINANCIAL DATA.  (in thousands, except per share data)

         The table below provides selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the three years in the 52 week periods ended April 27, 2002 and the balance sheet data at April 27, 2002 and April 28, 2001, are derived from, and are qualified by reference to the audited financial statements included elsewhere in this report. The statement of operations data for the years ended April, 1999 and April 1998 and the balance sheet data at April, 2000, 1999, and May, 1998 are derived from audited financial statements not included in this report.

                                                 2002          2001          2000           1999          1998
                                              -----------   -----------   -----------    ----------    ----------
Income Statement Data:
Net Sales                                     $   148,773   $   152,331   $   123,350    $   95,851    $   69,884
Operating Income                                    9,103        14,451         9,996         7,056         5,028
Net Income                                          4,892         8,685         6,224         4,220         3,392
Diluted Earnings per Share*                          0.25           .46           .34           .24           .20
Weighted Average Diluted Shares Outstanding*       19,230        18,874        18,414        17,898        17,346

Balance Sheet Data:
Working Capital                               $    28,353   $    26,967   $    20,663    $   20,592    $   12,229
Total Assets                                       87,346        90,214        72,407        62,619        43,488
Long-Term Liabilities                              11,651        12,004         8,977         9,503         1,659
Shareholders' Equity                               51,501        45,823        36,231        29,501        25,184

*Amounts have been adjusted for the two-for-one stock splits approved on December 7, 1999 and May 24, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

         The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company's 2002 fiscal year contained 52 weeks.

         For a summary of recently issued accounting pronouncements and the effects of those pronouncements on the financial results of the Company, refer to Note 1 of the financial statements of the Company, which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, and contingencies. Its estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements:

         REVENUE RECOGNITION ON LONG-TERM CONTRACTS. Earnings on long-term contracts are recognized on the percentage-of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimatable. Generally, contracts entered into by the Company have fixed prices established and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively effected in future quarters when the Company revises its estimates. The Company's practice is to revise estimates as soon as such changes in estimates are known.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         WARRANTY, EXTENDED WARRANTY AND PRODUCT MAINTENANCE. The Company has created a reserve for standard warranties on its products equal to its estimate of the actual costs expected to be incurred in connection with it performance under the warranty. It also has deferred estimated revenue related to separately priced extended warranties and product maintenance agreements, based in part on its estimate of its costs expected to be incurred in connection with these agreements. In the event that the Company would become aware of an increase in its warranty and maintenance reserves, deferrals of additional reserves may become necessary, resulting in an increase in costs of goods sold. As of April 27, 2002, the Company had a total of $ 3 million deferred for these costs and revenues.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by items included in the Company's Consolidated Statements of Income for the fiscal years ended 2002, 2001 and 2000:

                                                   YEARS ENDED
                                           2002        2001        2000
                                         =======     =======     =======
Net sales                                 100.0%      100.0%      100.0%
Cost of goods sold                         69.7        70.3        72.2
                                         -------     -------     -------
       Gross profit                        30.3        29.7        27.8
Operating expenses                         24.2        20.2        19.7
                                         -------     -------     -------
       Operating income                     6.1         9.5         8.1
Interest income                             0.6         0.5         0.7
Interest expense                           (1.0)       (1.0)       (1.1)
Other income (expense), net                (0.2)        0.2         0.3
                                         -------     -------     -------
       Income before income taxes           5.5         9.2         8.0
Income tax expense                          2.2         3.5         3.0
                                         -------     -------     -------
       Net income                           3.3%        5.7%        5.0%
                                         =======     =======     =======

NET SALES

         Net sales decreased 2.3% to $149 million for fiscal year 2002 as compared to approximately $152 million for fiscal year 2001. Net sales in the sports and transportation markets increased in fiscal year 2002 over fiscal year 2001, while sales in the business markets declined, offsetting the sports and transportation increases. The increases in the sports markets were primarily in smaller venues as compared to larger venues. The larger venue revenues were down as a result of the actual timing of orders which were booked later than expected in the fourth quarter of fiscal year 2002. Order bookings were up in all categories of the sports market, including large and small venues.

         The decline in net sales for the business markets was the result of the slowing economic conditions experienced during most of the second half of fiscal year 2002 and the impact of a large order in fiscal year 2001 that was not repeated in fiscal year 2002. A single large order in the business market had contributed approximately $10 million in net sales in fiscal year 2001. Excluding the revenue from that single large order, sales in the business market were approximately flat in fiscal year 2002 as compared to fiscal year 2001. Finally, offsetting the decline in the business markets due to the factors mentioned was an increase in sales to national retail chain accounts in the fourth quarter of fiscal year 2002.

         Overall sales were effected by delays in booking orders across all markets beginning late in the second quarter and through the third quarter as customers hesitated due to the effects on the economy after the events of September 11, 2001. As the Company progressed into the fourth quarter of fiscal year 2002, it appeared as though the trends of flat and declining sales overall were reversing and the Company is expecting increasing sales in the future.

         The Company's backlog at the end of the fiscal year 2002 was in excess of $50 million, which was the highest year end level in the Company's history and an increase over fiscal year end 2001 backlog of $32 million. The increase in backlog was primarily in the sports markets and resulted from a number of large orders booked late in the fourth quarter. The backlog varies significantly quarter to quarter due to the larger orders and therefore significant variations can be expected as explained previously herein. In addition the Company's backlog is not necessarily indicative of future sales or net income, also explained previously.

         Net sales for fiscal 2001 were $152.3 million, representing a 23% increase over fiscal 2000 sales of $123.4 million. The increase was the result of increased sales in the sports, business and transportation markets.

         The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for fiscal 2002, 2001 and 2000. The gross profit margin on these net sales has been comparable to the gross profit margin on other net sales.

GROSS PROFIT

         Gross profit decreased by less than 0.5% from $45.2 million in fiscal 2001 to $45.0 million in fiscal 2002. Gross profit percentage increased from 29.7% in fiscal year 2001 to 30.3% in fiscal year 2002. The decrease in gross margin dollars was due to the lower level of sales mentioned above offset by improvements in the gross margin percentage on some specific long-term contracts which are not expected to occur in the future and an improvement in product mix between higher margin standard products and lower margin long-term contracts. The higher than expected margins on certain long-term contracts resulted from various factors such as a one time improvement in certain raw materials prices and higher negotiated margins on a few significant long-term contracts. The increases were offset partially by negative impacts of costs incurred which are not expected to continue into 2003 as the Company worked hard to reduce inventory levels, incurring higher costs of obsolescence as it becomes more aggressive in order to reduce costs of carrying the excess inventory over the long term. The Company continues to strive towards higher margin percentages, although depending on the actual mix of net sales in the future, margin percentages may not actually increase.

         Gross profit increased from $34.3 million in fiscal 2000 to $45.2 million in fiscal 2001. The increase was due to increased sales and continued improvement in gross profit percentage of sales as the Company continued its cost improvement programs, including product standardization. Gross profit as a percentage of net sales was 27.8% in fiscal 2000 and 29.7% in fiscal 2001.

OPERATING EXPENSES

         Operating expenses, which are comprised of selling, general and administrative and product design and development increased by approximately 17% from $30.8 million in fiscal year 2001 to approximately $35.9 million in fiscal year 2002. Beginning with the third quarter of fiscal year 2001, the Company began building its operating expense infrastructure in preparation of the expected growth in net sales in fiscal year 2002. This buildup continued until the middle of the second quarter of fiscal year 2002 when the Company began to see that the anticipated level of sales for the year would not be achievable. Beginning in the third quarter of fiscal year 2002, the Company undertook efforts to reduce certain operating expenses, keeping in mind its belief in the market as a whole and an expectation that the current economic conditions that the Company was experiencing were not long-term. As such, operating expenses were not reduced to levels consistent with the fiscal year 2002 net sales. Operating expenses were reduced to the levels that would support the Company in a return to levels of growth which could be expected as the economy turned around and orders started to book again. Although the levels of spending were reduced, it is expected that in the absence of changing conditions, operating expenses as a whole will be similar in fiscal year 2003 to fiscal year 2002.

         SELLING EXPENSES. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Selling expenses increased 17% to $22.0 million for fiscal year 2002 compared to $18.8 million in fiscal year 2001. As a percentage of net sales, selling expenses were 14.8% and 12.3% of net sales in fiscal years 2002 and 2001, respectively. The increases in both actual amounts spent and the percentage of sales resulted from higher levels of personnel costs as the infrastructure was built as explained above. During this time of higher costs, the Company invested in personnel and offices as it expanded its sales force regionally, focusing on developing a stronger presence geographically and on building new business units within the Company, primarily its Keyframe business to support the needs of the higher-priced, more complicated ProStar(R) and ProAd(R) systems. In connection with these higher personnel costs, the Company also experienced higher costs in indirect categories, such as telephone and office expenses. In addition, the Company experienced higher bad debt expenses related to isolated issues, generally not related to product quality or service and higher commissions paid to resellers. Finally, during the year the Company spent more on advertising and related costs in order to achieve higher order bookings. These increased costs were partially offset by a decline in product demo costs and lower travel costs as a result of more sales staff being located in geographic regions as opposed to the Company's main facilities.

         Selling expenses increased 25% in fiscal year 2001 over fiscal year 2000. This increase was primarily attributable to the expansion of sales staff and higher travel expenses as the Company continues to expand its marketing efforts and the Company's increased sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, amortization of intangibles and supplies. General and administrative costs increased approximately 3.2% to $6.5 million in fiscal year 2002 compared to $6.3 million for fiscal year 2001. As a percent of sales, general and administrative expenses were 4.4% and 4.1% of net sales for fiscal year 2002 and 2001, respectively. The increases in both the dollars and the percentage of sales relate to higher costs of personnel as mentioned above, higher professional fees as a result of higher legal and audit related fees due to the resignation of the Chief Financial Officer in fiscal year 2001, higher health and other insurance costs related to higher claims in the Company's self funded health insurance program and a one time increase in the value of life insurance policies during fiscal year 2001. These increased costs were offset by the decline in bonuses paid to the executive management of the Company. For fiscal year 2002 no bonuses were earned by executive management. The Company expects that general and administrative expenses may increase slightly in fiscal year 2003.

         General and administrative expenses increased 27% in fiscal year 2001 over the previous fiscal year. The increase was due to the increased administrative support to sustain the Company's sales growth, including increased depreciation on computer equipment and office furniture.

         PRODUCT DESIGN AND DEVELOPMENT EXPENSES. Product design and development expenses consist primarily of salaries, other employee related costs, facilities and equipment related costs and supplies. Product development expenses increased approximately 31% to $7.4 million in fiscal year 2002 compared to $5.7 million in fiscal year 2001. As a percent of sales, product development expenses were 5% and 3.7% of net sales for fiscal year 2002 and 2001, respectively. Generally, product design and development expenses increase during times when the Company's engineering resources do not have to be more dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. When the expected levels of net sales did not materialize as expected in fiscal year 2002, more time was spent on research and development. Included in these higher costs were increased costs of personnel and related costs, supplies and other related items. During the year, the Company made significant enhancements as a result of these higher costs which are expected to benefit future years net sales. For the future, the Company expects product design and development expenses to be approximately 4% of net sales.

         Product development expenses increased 33% for fiscal year 2001 over the previous fiscal year. The increases were due to the Company's commitment to develop new products and continue to improve existing products to maintain a competitive advantage. The increases were primarily the result of the Company aggressively developing its family of ProStar(R) Video displays and ProAd(R) digital advertising and information systems, and adapting other products to LED technology.

INTEREST INCOME

         The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting from these long-term receivables increased 7.3% to $0.8 million for fiscal year 2002 as compared to $0.77 million in fiscal year 2001. Interest income was approximately 0.5% of net sales for both years. The increase resulted primarily from a higher average level of interest bearing long-term receivables outstanding during fiscal year 2002 as compared to fiscal year 2001. The Company expects the levels of interest income to decline in the future as it seeks outside third parties to finance these transactions as opposed to the Company.

         Interest income decreased to $0.8 million in fiscal year 2001 from $0.9 million in fiscal year 2000. Factors affecting the decrease include the average balance of long-term receivables resulting from new receivables, principal repayments, the average interest rate, and excess cash balances invested in interest-bearing accounts.

INTEREST EXPENSE

         Interest expense is comprised primarily of interest costs on the Company's notes payable and long-term debt. Interest expenses decreased 3.6% to $1.5 million as compared to $1.6 million in fiscal year 2001. The decrease was primarily the result of lower average interest rates paid on the debt as rates declined over the year. This decrease was however offset by higher average levels of debt over the year. The Company expects interest expense to decline into fiscal year 2003, as it limits activities causing debt to increase. This expectation could change in the event the Company is able to make strategic investments in the future.

         Interest expense increased to $1.6 million in fiscal year 2001 as compared to $1.3 million for fiscal year 2000. The increases in interest expense was the result of increased average loan balances as the Company utilized its line of credit and long-term debt to fund increased operating activities.

INCOME TAXES

         Income taxes decreased 38.5% to $3.2 million in fiscal year 2002 as compared to $5.3 million in fiscal year 2001. The decline was due principally to the lower net income before taxes. The effective income tax rate was 39.9% and 37.8% for the fiscal years 2002 and 2001, respectively. The increase in the effective rate was primarily the result of higher state income tax expense. The Company expects that the effective income tax rate will decline in fiscal year 2003. The key items reconciling the effective income tax rate to the statutory rates are contained in the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $28.4 million at April 27, 2002, compared to $27.0 million at April 28, 2001. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements. The increase in working capital was primarily the result of the increase in cash provided by operations which was used to pay down short term debt and which included lower levels of inventory and receivables as the Company converted those items to cash for debt repayment.

         Cash provided by operations for fiscal year 2002 was $17.2 million. Net income of $4.9 million plus depreciation and amortization of $5.2 million, plus a decrease in accounts receivable of $2.5 million, a decrease in inventory of $3.4 million, an increase in customer deposits of $1.0 million, a decrease in costs and estimated earnings in excess of billings and an increase in billings in excess of costs and estimated earnings totalling $1.4 and various other decreases in operating assets and increases in operating liabilities were offset by a decrease in accounts payable and accrued expenses of $3.2 million and other items. Included in receivables as of April 27, 2002 was approximately $0.5 million of retainage on long-term contracts, all of which is expected to be collected in one year.

         The improvement in cash provided by operations resulted from Company wide efforts to improve the levels of inventory and accounts receivable and a focus on cash flow. The Company also used its cash more on debt reduction as opposed funding a build up of operating assets. During the fiscal year the Company also made efforts to convert selected long-term receivables to cash.

         The Company invested approximately $2.5 million in equipment for its SportsLink subsidiary to increase its fleet of video boards available for rental. In addition, SportsLink purchased additional facilities within close proximity to the Company's existing manufacturing facilities in order to increase capacity and to house its SportsLink business. The total cost of the new facilities, which was approximately $2.5 million, was financed through a contract for deed with the seller of the property. During fiscal year 2002, the Company invested approximately $2.0 million in office equipment and furniture as it expanded its general office space to accommodate its planned growth in personnel to support higher sales and invested $1.5 million in manufacturing equipment, $.5 million in facility improvements, and the remaining investments in transportation equipment, demo products and other items.

         Cash used by financing activities for fiscal year 2002 was $9.8 million, which consisted primarily of $11.8 million of net payments on notes payable and payments on long-term debt. This use was offset by borrowings under long-term debt arrangements of $1.4 million and $.6 million from proceeds from the exercise of stock options and warrants.

         The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to 18 months depending on the amount of custom work and the customer's delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

         The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2002, 2001 and 2000 were $7.4 million, $5.7 million and $4.3 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

         Credit agreements: The Company has a credit agreement with a bank which provides for a $20 million line of credit and which includes up to $2.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (3.4% at April 27, 2002) and is due on October 1, 2004. As of April 27, 2002, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million ($23 million prior to the amendment dated June 2002, to the loan agreement) a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Servtrotech, Inc. has a credit agreement with a bank which provides for a $0.2 million line of credit. The interest rate on the line of credit is equal to 1% above the prime rate of interest (5% at April 27, 2002). As of April 27, 2002, of which $51,000 had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank which provides for a $100,000 line of credit. The rate on the line of credit is equal to the prime rate of interest (4% at April 27, 2002). As of April 27, 2002, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

         The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 27, 2002, the Company had $18.2 million of bonded work outstanding against this line.

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

BUSINESS RISKS AND UNCERTAINTIES

         A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's April 27, 2002 year-end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY EXCHANGE RATES

         Through April 27, 2002 substantially all of the Company's net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Through April 27, 2002, net sales originating outside the United States, substantially all of which were denominated in United States dollars were 7.4% of total net sales. It is expected that net sales in the future to international markets may increase as a percentage of net sales; however, the Company does not expect that such increase in such sales will be denominated in foreign currencies. As a result, operating results are not expected to become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. However, to the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company's financial results in the future.

INTEREST RATE RISKS

         The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of April 27, 2002, the Company's outstanding debt approximated $13.8 million, with approximately $13.3 million in fixed rate obligations. Increases or decreases in interest rates would not have a material annual effect on variable rate debt interest based on the balances of such debt as of as of April 27, 2002. For fixed rate debt, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

         In connection with the sale of the Company's products, it has entered into long-term sales contracts and sales type leases. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of April 27, 2002, the Company's outstanding long-term receivables were approximately $7.9 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $20,000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.


                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                 (in thousands)

                                                    FISCAL YEAR ENDING
                                      ----------------------------------------------------     THERE-
                                       2003        2004        2005       2006       2007       AFTER
                                      ----------------------------------------------------------------
Assets:
Long-term receivables, including
current portion
   Fixed rate                         2,256       1,302       1,172        996        674       1,481
    Average interest rate               6.1%        6.5%        9.4%       9.5%       8.9%        8.9%
Liabilities:
Long and short term debt
   Fixed rate                         4,254       3,532       1,864      3,619        494          65
    Average interest rate               7.5%        7.8%        8.4%       6.4%       8.1%       10.0%
   Variable rate                         51           -           -          -          -           -
    Average interest rate               5.0%          -           -          -          -           -

         The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximate their fair values.

         Substantially all of the Company's cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of the Company's Canadian subsidiary (Servtrotech, Inc.). These balances are immaterial to the Company as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 27, 2002 and April 28, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 27, 2002 and April 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Sioux Falls, South Dakota
June 7, 2002

                        DAKTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         APRIL 27,    APRIL 28,
                                                                           2002         2001
ASSETS                                                                   --------     --------
CURRENT ASSETS
   Cash and cash equivalents                                             $  2,097     $  2,896
   Accounts receivable, less allowance for doubtful accounts               17,878       21,090
   Current maturities of long-term receivables                              2,515        2,030
   Inventories                                                             16,472       19,719
   Costs and estimated earnings in excess of billings                      10,277       10,890
   Prepaid expenses and other                                                 524          529
   Income taxes receivable                                                     --           97
   Deferred income taxes                                                    2,784        2,103
                                                                         --------     --------
            TOTAL CURRENT ASSETS                                           52,547       59,354
                                                                         --------     --------

Property and equipment, net                                                26,845       21,871
Advertising rights, net                                                       489        1,281
Long-term receivables, less current maturities                              5,366        5,269
Goodwill, net of accumulated amortization                                   1,037        1,469
Intangible and other assets, other than goodwill, net                       1,062          970
                                                                         --------     --------
                                                                         $ 87,346     $ 90,214
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable, bank                                                   $     51     $  7,911
   Accounts payable                                                         6,690       10,199
   Accrued expenses                                                         7,337        6,981
   Current maturities of long-term debt                                     4,254        3,883
   Billings in excess of costs and estimated earnings                       2,944        2,177
   Customer deposits                                                        2,185        1,236
   Income taxes payable                                                       733           --
                                                                         --------     --------
            TOTAL CURRENT LIABILITIES                                      24,194       32,387
                                                                         --------     --------

Long-term debt, less current maturities                                     9,574       10,344
Deferred income                                                               711          531
Deferred income taxes                                                       1,282        1,050
                                                                         --------     --------
                                                                           11,567       11,925
                                                                         --------     --------

Minority interest in subsidiary                                                84           79
                                                                         --------     --------

SHAREHOLDERS' EQUITY
   Common stock, no par value; 60,000 and 30,000 shares authorized at
     April 27, 2002 and April 28, 2001, respectively; 18,271 and
     18,016 shares issued at April 27, 2002 and April 28, 2001,
     respectively                                                          13,533       12,900
   Additional paid-in capital                                                 505          341
   Retained earnings                                                       37,492       32,600
   Treasury stock, at cost, 20 shares                                          (9)          (9)
   Accumulated other comprehensive loss, foreign currency translation
      adjustment                                                              (20)          (9)
                                                                         --------     --------
                                                                           51,501       45,823
                                                                         --------     --------
                                                                         $ 87,346     $ 90,214
                                                                         ========     ========

See notes to consolidated financial statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                       YEARS ENDED
                                                          -------------------------------------
                                                          APRIL 27,     APRIL 28,     APRIL 29,
                                                             2002          2001          2000
                                                          ---------     ---------     ---------
Net sales                                                 $ 148,773     $ 152,331     $ 123,350
Cost of goods sold                                          103,741       107,110        89,034
                                                          ---------     ---------     ---------
      GROSS PROFIT                                           45,032        45,221        34,316
                                                          ---------     ---------     ---------

Operating expenses:
    Selling                                                  22,009        18,805        15,091
    General and administrative                                6,478         6,280         4,937
    Product design and development                            7,442         5,685         4,292
                                                          ---------     ---------     ---------
                                                             35,929        30,770        24,320
                                                          ---------     ---------     ---------
      OPERATING INCOME                                        9,103        14,451         9,996

Nonoperating income (expense):
    Interest income                                             823           767           923
    Interest expense                                         (1,542)       (1,599)       (1,308)
    Other income (expense), net                                (242)          346           347
                                                          ---------     ---------     ---------
      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        8,142        13,965         9,958
Income tax expense                                            3,245         5,275         3,734
                                                          ---------     ---------     ---------
      INCOME BEFORE MINORITY INTEREST                         4,897         8,690         6,224
Minority interest in income of subsidiary                         5             5            --
                                                          ---------     ---------     ---------
      NET INCOME                                          $   4,892     $   8,685     $   6,224
                                                          =========     =========     =========

Earnings per share:
    Basic                                                 $    0.27     $    0.49     $    0.36
                                                          =========     =========     =========
    Diluted                                               $    0.25     $    0.46     $    0.34
                                                          =========     =========     =========

See notes to consolidated financial statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                            Foreign
                                                  Additional                                Currency
                                     Common        Paid-In      Retained       Treasury    Translation
                                      Stock        Capital      Earnings        Stock      Adjustment       Total
                                    --------      --------      --------      --------      --------      --------
BALANCE, MAY 1, 1999                $ 11,819      $     --      $ 17,691      $     (9)     $     --      $ 29,501
  Net income                              --            --         6,224            --            --         6,224
  Exercise of stock options              413            --            --            --            --           413
  Issuance of warrants                    --            93            --            --            --            93
                                    --------      --------      --------      --------      --------      --------
BALANCE, APRIL 29, 2000               12,232            93        23,915            (9)           --        36,231
  Net income                              --            --         8,685            --            --         8,685
  Translation adjustment                  --            --            --            --            (9)           (9)
                                                                                                          --------
  Comprehensive income                                                                                       8,676
                                                                                                          --------
  Tax benefits related to
     exercise of stock options            --           248            --            --            --           248
  Exercise of stock options
     and warrants                        438            --            --            --            --           438
  Issuance of common
    stock related to purchase
    of business                          230            --            --            --            --           230
                                    --------      --------      --------      --------      --------      --------
BALANCE, APRIL 28, 2001               12,900           341        32,600            (9)           (9)       45,823
  Net income                              --            --         4,892            --            --         4,892
  Translation adjustment                  --            --            --            --           (11)          (11)
                                                                                                          --------
  Comprehensive income                                                                                       4,881
                                                                                                          --------
  Tax benefits related to
     exercise of stock options            --           164            --            --            --           164
  Exercise of stock options
     and warrants                        633            --            --            --            --           633
                                    --------      --------      --------      --------      --------      --------
BALANCE, APRIL 27, 2002             $ 13,533      $    505      $ 37,492      $     (9)     $    (20)     $ 51,501
                                    ========      ========      ========      ========      ========      ========

See notes to consolidated financial statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    YEARS ENDED
                                                                      --------------------------------------
                                                                      APRIL 27,      APRIL 28,      APRIL 29,
                                                                        2002           2001           2000
                                                                      --------       --------       --------
Cash flows from operating activities
   Net income                                                         $  4,892       $  8,685       $  6,224
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       4,800          3,560          2,656
      Amortization                                                         378            509            351
      (Gain) loss on sale of property and equipment                        115            (65)            (1)
      Provision for doubtful accounts                                      724            260            252
      Deferred income taxes (credits)                                     (449)          (415)           204
      Other                                                                430             54             --
      Change in operating assets and liabilities, net of effects
        of purchase of businesses                                        6,342         (5,222)        (6,396)
                                                                      --------       --------       --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                   17,232          7,366          3,290
                                                                      --------       --------       --------

Cash flows from investing activities
   Purchase of property and equipment                                   (7,942)        (7,351)        (6,933)
   Cash consideration paid for acquired businesses                          --         (1,292)            --
   Investment in affiliates                                               (289)          (263)            --
   Minority investment in subsidiary                                        --             74             --
   Proceeds from sale of property and equipment                             89            106            164
   Purchase of intangible assets                                          (140)          (142)          (400)
   Other, net                                                               38           (188)           (87)
                                                                      --------       --------       --------
            NET CASH (USED IN) INVESTING ACTIVITIES                     (8,244)        (9,056)        (7,256)
                                                                      --------       --------       --------

Cash flows from financing activities
   Net borrowings (payments) on notes payable                           (7,860)           606          4,543
   Proceeds from exercise of stock options and warrants                    633            438            413
   Principal payments on long-term debt                                 (3,926)        (2,865)        (2,133)
   Borrowings on long-term debt                                          1,377          5,199          1,310
                                                                      --------       --------       --------
            NET CASH PROVIDED BY (USED IN) FINANCING
              ACTIVITIES                                                (9,776)         3,378          4,133
                                                                      --------       --------       --------
   Effect of exchange rate changes on cash                                 (11)            (9)            --
                                                                      --------       --------       --------
            INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                 (799)         1,679            167

Cash and cash equivalents
   Beginning                                                             2,896          1,217          1,050
                                                                      --------       --------       --------
   Ending                                                             $  2,097       $  2,896       $  1,217
                                                                      ========       ========       ========


See notes to consolidated financial statements.

                        DAKTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of business: Daktronics, Inc. and its subsidiaries (the "Company") are engaged principally in the design, manufacture and content development of a wide range of computer-programmable information display systems which are sold in a variety of markets throughout the world. Its products are designed primarily to inform and entertain people through communication of content.

       Fiscal year: The Company operates on a 52-53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 27, 2002, April 28, 2001 and April 29, 2000 each included 52 weeks.

       Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Star Circuits, Inc., SportsLink, Inc. and MSC Technologies, Inc. and its majority-owned subsidiary, Servtrotech, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

       Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranty, and the reserve for doubtful accounts.

       Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents, consisting primarily of money market accounts, and are carried at cost that approximates market. The Company maintains its cash in bank deposit accounts which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

       Inventories: Inventories are stated at the lower of cost (first in, first-out method) or market.

       Revenue Recognition:

         Long-term contracts: Earnings on long-term contacts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable.

         Equipment other than long-term contracts: The Company recognizes revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment.

         Advertising rights: The Company occasionally sells and installs its products at facilities in exchange for the rights to sell and retain future advertising revenues. It recognizes revenue for the amount of the present value of the future advertising payments at such time that all such advertising is sold for the full term of the contract for the advertising rights.

         On those transactions where the Company has not sold the advertising for the full term of the rights, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $489 as of April 27, 2002 and $1,281 as of April 28, 2001.

         Product maintenance: In connection with the sale of the Company's products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement which varies from two to ten years.

         Software: The Company typically sells its proprietary software bundled with its video displays and certain other products. Pursuant to American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" revenues from software license fees on sales, other than long-term contracts are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software, included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when the above-mentioned criteria have been meet.

         Services: Revenues generated by the Company for services, event support, control room design, on-site training, and continuing technical support for operators of the Company's equipment are recognized as net sales as the services are performed.

     Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

                                                        Years
                                                        ------
       Buildings                                        7 - 40
       Machinery and equipment                          5 - 7
       Office furniture and equipment                   3 - 5
       Transportation equipment                         5 - 7
       Equipment held for rental                        2 - 7

     Intangible assets: Intangible assets consist primarily of consulting and noncompete agreements and goodwill. Consulting and noncompete agreements are stated at cost and are amortized on a straight-line method over their remaining terms, which range from five to twelve years. Goodwill is amortized on the straight-line method over three to fifteen years. Accumulated amortization on intangible assets other than goodwill was $316 and $200 as of April 27, 2002 and April 28, 2001, respectively, and on goodwill was $182 and $143 as of April 27, 2002 and April 28, 2001, respectively.

     Management reassesses the carrying value and remaining life of goodwill of businesses acquired on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of April 27, 2002, management believes there is no impairment with respect to these assets.

     Foreign currency translation: The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The operating results of foreign operations are translated at weighted average exchange rates.

     Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Comprehensive income: The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the consolidated statement of shareholders' equity.

         Product design and development: All expenses related to product design and development are charged to operations as incurred. The Company's product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2002, 2001 and 2000 were $7,442, $5,685 and $4,292, respectively.

         Advertising costs: The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2002, 2001 and 2000 were $530, $476, and $674, respectively.

         Segment reporting: The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company has no individual customers which constitute a significant concentration.

         The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

         The following table presents information about the Company by geographic area:

                                             United
                                             States         Other         Total
                                            --------      --------      --------
       Net sales for the fiscal year ended:
                     2002                   $137,792       $10,981      $148,773
                     2001                    141,922        10,409       152,331
                     2000                    111,838        11,512       123,350
       Long-lived assets as of:
           April 27, 2002                     26,584           261        26,845
           April 28, 2001                     21,712           159        21,871

         Stock-based compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options. Under APB 25, since the exercise price of employee and director stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

         Earnings per share (EPS): Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

         A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 follows.

                                                       Net                  Per Share
                                                     Income      Shares       Amount
                                                    -------     -------      -------
For the year ended April 27, 2002:
   Basic EPS                                        $ 4,892      18,135      $  0.27
   Effects of dilutive securities:
   Exercise of stock options and warrants                --       1,095         0.02
                                                    -------     -------      -------
   Diluted EPS                                      $ 4,892      19,230      $  0.25
                                                    =======     =======      =======

For the year ended April 28, 2001:
   Basic EPS                                        $ 8,685      17,843      $  0.49
   Effect of dilutive securities:
      Exercise of stock options and warrants             --       1,031         0.03
                                                    -------     -------      -------
   Diluted EPS                                      $ 8,685      18,874      $  0.46
                                                    =======     =======      =======

For the year ended April 29, 2000:
   Basic EPS                                        $ 6,224      17,586      $  0.36
   Effect of dilutive securities:
      Exercise of stock options and warrants             --         828         0.02
                                                    -------     -------      -------
   Diluted EPS                                      $ 6,224      18,414      $  0.34
                                                    =======     =======      =======

         Options outstanding of 72 and 116 shares of common stock, and warrants outstanding of 0 and 88 at weighted average share prices of $10.09 and $6.52 during the years ended April 27, 2002 and April 29, 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the respective year.

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

         Recently issued accounting pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain other intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The provisions of SFAS No.142 will be implemented by the Company in the first quarter of its fiscal year 2003 financial statements. However, as noted above, the remaining unamortized goodwill and intangible asset balances will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter. The adoption of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

         The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No.144 will not have a material impact on the Company's financial position or results of operations.

NOTE 2. ACQUISITIONS

         During 2001, the Company acquired a 100% interest in Sports Link, Ltd. a company which rents display devices and provides technical support to sports events and organizations, and acquired an 80% interest in Servtrotech Inc., a Canadian based company which manufactures electronic material for displaying and timing. The Company also acquired the assets of another small company during 2001. These acquisitions were treated as purchases for accounting purposes. The aggregate cost of these acquisitions was $1,522, which includes 42 shares of the Company's common stock valued at $230.

         Set forth below is the unaudited pro forma combined summary of operations for the years ended April 28, 2001 and April 29, 2000 as though the acquisitions made during 2001 occurred on May 2, 1999:

                                                       2001          2000
                                                    ---------     ---------
Net sales                                           $ 152,995     $ 126,412
Operating income                                       14,448        10,040
Income before income taxes and minority interest       13,959        10,176
Net income                                              8,678         6,372
Earnings per share:
      Basic                                              0.49          0.36
      Diluted                                            0.46          0.35

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

NOTE 3. SELECTED FINANCIAL STATEMENT DATA

                                                      APRIL 27,    APRIL 28,
                                                        2002         2001
                                                      -------      -------
Inventories consist of the following:
    Raw materials                                     $ 7,396      $ 9,610
    Work-in-progress                                    1,707        2,439
    Finished goods                                      7,369        7,670
                                                      -------      -------
                                                      $16,472      $19,719
                                                      =======      =======

Property and equipment consist of the following:
    Land                                              $   654      $   542
    Buildings                                          12,110        9,451
    Machinery and equipment                            16,796       18,404
    Office furniture and equipment                      9,839        7,487
    Equipment held for rental                           3,265        1,324
    Transportation equipment                            1,758        1,481
                                                      -------      -------
                                                       44,422       38,689

    Less accumulated depreciation                      17,577       16,818
                                                      -------      -------
                                                      $26,845      $21,871
                                                      =======      =======

Accrued expenses consist of the following:
    Product warranty                                  $ 2,653      $ 2,477
    Compensation                                        2,947        2,955
    Taxes, other than income taxes                      1,128          917
    Other                                                 609          632
                                                      -------      -------
                                                      $ 7,337      $ 6,981
                                                      =======      =======

NOTE 4. UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following:

                                                        2002         2001
                                                      -------      -------
Costs incurred                                        $45,423      $42,758
Estimated earnings                                     19,958       17,068
                                                      -------      -------
                                                       65,381       59,826
Less billings to date                                  58,048       51,113
                                                      -------      -------
                                                      $ 7,333      $ 8,713
                                                      =======      =======

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                        2002         2001
                                                      -------      -------
Costs and estimated earnings in excess of billings    $10,277      $10,890
Billings in excess of costs and estimated earnings     (2,944)      (2,177)
                                                      -------      -------
                                                      $ 7,333      $ 8,713
                                                      =======      =======

NOTE 5. RECEIVABLES

         The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain products, the Company has the ability to file a contractor's lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit.

         Accounts receivable are reported net of an allowance for doubtful accounts of $1,102 and $271 at April 27, 2002 and April 28, 2001, respectively.

         In connection with the certain sales transactions, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $7,881 and $7,299 as of April 27, 2002 and April 28, 2001 respectively. Contract and lease receivables bearing interest at rates of 7.5% to 14.4% and are due in varying annual installments through April of 2011. Included in accounts receivable as of April 27, 2002, was approximated $0.5 million of retainage or long-term contracts, all of which is expected to be collected in one year.

NOTE 6.  FINANCING AGREEMENTS

         Long-term debt:  Long-term debt consists of the following:

                                                                 2002         2001
                                                               --------     --------
6.8% - 9.3% notes payable due to banks, due in monthly
   installments of $300 and annual installments of $260,
   including interest with various maturities through
   February 2007, subject to credit agreement financial
   covenants discussed below, unsecured                        $ 8,672      $11,710
6.75% - 9.0 % notes payable due to banks, due in monthly
   installments of $73 including interest with various
   maturities through July, 2007, secured by equipment           2,198        1,422
8.6% - 10.5% Contracts payable, primarily related to
   advertising rights, due in annual installments,
   including interest, through August 2005                         363          457
5% contract for deed, with interest payments only through
   June 2005, secured by certain real estate                     2,150           --
Other notes payable, installment obligations secured by
   equipment                                                       318          544
Other                                                              127           94
                                                               -------      -------
                                                               $13,828      $14,227
Less current maturities                                          4,254        3,883
                                                               -------      -------
Total                                                          $ 9,574      $10,344
                                                               =======      =======

         The future maturities on long-term debt, consist of the following:

                      Fiscal years ending:
                      --------------------
                              2003                    $4,254
                              2004                     3,532
                              2005                     1,864
                              2006                     3,619
                              2007                       494
                           Thereafter                     65
                                                     -------
                                                     $13,828
                                                     =======

         Credit agreements: The Company has a credit agreement with a bank which provides for a $20,000 line of credit and which includes up to $2,000 for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (3.4% at April 27, 2002) and is due on October 1, 2004. As of April 27, 2002, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40,000 ($23,000 prior to the amendment to the loan agreement dated June, 2002), a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Servtrotech, Inc. has a credit agreement with a bank which provides for a $200 line of credit. The interest rate on the line of credit is equal to 1% above the prime rate of interest (5% at April 27, 2002). As of April 27, 2002, $51 had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank which provides for a $100 line of credit. The rate on the line of credit is equal to the prime rate of interest (4% at April 27, 2002). As of April 27, 2002, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

NOTE 7. SHAREHOLDERS' EQUITY

         Common stock: The authorized shares of 60,000 include 50,000 shares of common stock and 10,000 shares of "undesignated stock". In August 2001, the shareholders approved the increase in the number of authorized common shares from 30,000 to 60,000 shares. The Company's Board of Directors has the power to issue any or all of the shares of undesignated stocks, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

         During the year ended May 1, 1999, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights expire on November 19, 2008, which date may be extended subject to certain additional conditions.

         Common stock warrants: On December 29, 1999, the Company entered into an asset purchase agreement with another entity to purchase substantially all of the assets of the entity. As part of the consideration for the purchase, the Company provided warrants with a computed value of $93, to purchase up to 88 shares of common stock. Such amount was included in the consolidated balance sheets as additional paid-in capital. The warrants may be exercised at any time during the seven-year period beginning on December 29, 1999 at a price per share of $6.32. During 2002, 38 warrants were exercised, and at April 28, 2002, 45 warrants were outstanding.

         The Company, in connection with its public offering, issued the underwriter five year warrants to purchase up to 453 shares of the Company's common stock. The warrants were exercised at $2.29 per share during the year ended April 29, 2000, in a cashless exercise. The result was to increase common stock outstanding by 144 shares.

         Stock option plans: The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and outside directors. No compensation cost has been recognized for stock options issued under its plans since the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal years 2002, 2001 and 2000, consistent with the method provided in SFAS No. 123, the Company's net income and income per share would have been as follows:

                                     2002        2001        2000
                                   --------    --------    --------
Net income:
    As reported                    $  4,892    $  8,685    $  6,224
    Pro forma                         4,577       8,457       6,088

Earnings per Share:
    As reported:
        Basic                           .27        0.49        0.36
        Diluted                         .25        0.46        0.34

Pro forma:
    Basic                               .25        0.48        0.35
    Diluted                             .24        0.45        0.33

         The pro forma effects are not indicative of future amounts since, among other reasons, the pro forma requirements have been applied only to options granted after April 29, 1995.

         The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                2002           2001           2000
                            -----------    -----------    -----------
Dividend Yield                  None           None           None
Expected volatility              41%            37%            37%
Risk-free interest rate     4.0% - 4.6%    5.4% - 6.2%    5.8% - 6.2%
Expected life of option        5 yr.          5 yr.          5 yr.

         During fiscal year 2002, the Company established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan ("2001 Plans"), and ceased granted options under the 1993 Incentive Stock Option Plan, as amended and the 1993 Outside Directors Option Plan, as amended ("1993 Plans"). The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to employees of the Company and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under both the 2001 Plans and the 1993 Plans, options granted may have a maximum term of 10 years in the case of the Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan and contain exercise prices equal to the market value at date of grant or 110% of market value at date of grant in the case of an employee who owns more than 10% of all voting power of all classes of the Company's stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the Incentive Stock Option Plans and over a three-year period in the case of options granted under the Outside Directors Option Plans although under the 2001 Plans and the 1993 Plans the actual period of vesting is determined at the time of the grant.

         The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Pan are 1,200 and 400 shares, respectively. At April 27, 2002, there were 1,353 shares available for granting of options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 3,040. Although the 1993 Plans remain in effect for options outstanding, no new options are expected to be granted under the 1993 Plans.

         A summary of the status of the plans at April 27, 2002, April 28, 2001 and April 29, 2000, and changes during the years ended on those dates follows:

                                              2002                  2001                  2000
                                      --------------------   -------------------    ------------------
                                                  Weighted              Weighted              Weighted
                                                   Average               Average               Average
                                                  Exercise              Exercise              Exercise
Fixed Options                           Shares     Price      Shares     Price      Shares     Price
----------------------------------------------    -------    -------    -------    -------    -------
Outstanding at beginning of year         1,876    $  3.46      1,804    $  2.66      1,655    $  1.93
Granted                                    255       8.11        302       7.09        399       5.09
Forfeited                                  (27)      3.77         (9)      5.21         (3)      2.47
Exercised                                 (219)      1.90       (221)      1.83       (247)      1.67
                                       -------               -------               -------
Outstanding at end of year               1,885       4.32      1,876       3.46      1,804       2.66
                                       =======               =======               =======

    Options for 1038, 916 and 820 shares were exercisable at April 27, 2002, April 28, 2001 and April 29, 2000, respectively. The weighted average fair value of options granted were $3.51, $2.99 and $2.18 for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 respectively.


         The following table summarizes information about fixed options outstanding at April 27, 2002:

                                         Options Outstanding              Options Exercisable
                               -------------------------------------    ----------------------
                                              Weighted
                                               Average      Weighted                  Weighted
                                              Remaining      Average                   Average
                                  Number     Contractual    Exercise     Number       Exercise
Range of Exercise Prices       Outstanding      Life         Price     Exercisable     Price
------------------------------------------    ---------    ---------    ---------    ---------
$1.00 to $1.99                         541    3.6 years    $    1.45          509    $    1.45
$2.00 to $2.99                         172          4.5         2.62          148         2.62
$3.00 to $3.99                         250          6.6         3.11          150         3.11
$4.00 to $4.99                          60          4.3         4.15           40         4.15
$5.00 to $5.99                         352          7.1         5.30          133         5.27
$6.00 to $6.99                          34          8.0         6.34           12         6.38
$7.00 to $7.99                         404          9.0         7.61           46         7.66
$10.00 to $10.99                        72          6.3        10.09           --           --
                                 ---------                              ---------
                                     1,885          6.1         4.32        1,038         2.78
                                 =========                              =========

NOTE 8. EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 50% of the employee's qualifying contribution up to 6% of such employee's compensation (25% for fiscal years ending 2001 and 2000). Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $488, $168 and $165 to the plan for the fiscal years ended 2002, 2001 and 2000, respectively.

         The Company had an Employee Stock Ownership Plan (ESOP) and a related trust for the benefit of its employees. The ESOP merged with the employee savings plan effective May 1, 2000. Contributions to the plan were recognized as compensation expense and were made at the discretion of the Board of Directors. The contributions to the plan were $39 during the fiscal year ended 2000. The plan held 917 shares as of April 29, 2000, all of which were allocated to plan participants. No dividends were paid on plan shares in fiscal year 2000, and all outstanding plan shares are included for purposes of earnings per share computations.

         Subsequent to April 27, 2002, the Board of Directors approved, subject to approval by the Company's shareholders the Daktronics, Inc. 2002 Employee Stock Purchase Plan ("the plan"). The Plan, which becomes effective September 1, 2002 is intended to qualify under Section 423 of the Internal Revenue Code and allows employees to purchase shares of common stock of the Company, subject to annual limitations of 85% of the lower of the fair market value of the common stock at the beginning or the end of a six month offering period. The total number of shares received under the Plan is 500,000.

NOTE 9. INCOME TAXES

         Income tax expense consists of the following:
                                           2002           2001           2000
                                         --------       --------       --------
Current:
    Federal                              $  3,102       $  5,344       $  3,056
    State                                     592            338            474
Deferred taxes (credits)                     (449)          (407)           204
                                         --------       --------       --------
                                         $  3,245       $  5,275       $  3,734
                                         ========       ========       ========


         The components of the net deferred tax asset as of April 27, 2002 and April 28, 2001 are as follows:

                                                         2002            2001
                                                       --------        --------
Deferred tax assets:
    Product warranty accruals                          $  1,174        $  1,042
    Legal fees accrual                                       --              37
    Vacation accrual                                        530             439
    Inventories                                             751             437
    Allowance for doubtful accounts                         429             100
    Other accruals and deferrals                            155             126
    Amortizations of intangibles                            528             376
    Other                                                    20              60
                                                       --------        --------
                                                          3,587           2,617
    Less valuation allowance                                 --              --
                                                       --------        --------
                                                          3,587           2,617
Deferred tax liabilities:
    Property and equipment                                2,085           1,564
                                                       --------        --------
                                                       $  1,502        $  1,053
                                                       ========        ========


The following is reflected on the accompanying consolidated balance sheets:

                                                          2002          2001
                                                       --------     -----------
Current assets                                         $  2,784     $     2,103
Noncurrent liabilities                                    1,282           1,050
                                                       --------     -----------
                                                       $  1,502     $     1,053
                                                       ========     ===========


         A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                                           2002           2001           2000
                                         --------       --------       --------
Computed income tax expense at federal
   statutory rate                        $  2,850       $  4,888       $  3,485
State taxes, net of federal benefit           246            236            308
Meals and entertainment                       212            217            162
Foreign source income                        (140)           (44)            --
Other, net                                     77            (22)          (221)
                                         --------       --------       --------
                                         $  3,245       $  5,275       $  3,734
                                         ========       ========       ========

NOTE 10. CASH FLOW INFORMATION

         The change in operating assets and liabilities consists of the following:

                                                                          2002        2001        2000
                                                                        -------     -------     -------
(Increase) decrease:
   Accounts receivable                                                  $ 2,488     $ 2,714     $(3,982)
   Long-term receivables                                                   (582)        323         726
   Inventories                                                            3,377      (5,532)         15
   Costs and estimated earnings in excess of billings                       613      (5,713)        197
   Prepaid expenses and other                                                 5         (70)       (140)
   Income taxes receivable                                                   97         823        (647)
   Advertising rights                                                       704        (641)       (824)

Increase (decrease):
   Accounts payable and accrued expenses                                 (3,153)      4,083      (1,354)
   Customer deposits                                                        949        (500)        429
   Billings in excess of costs and estimated earnings                       767        (902)        109
   Deferred income                                                          180         193        (290)
   Income taxes payable                                                     897          --        (635)
                                                                        -------     -------     -------
                                                                        $ 6,342     $(5,222)    $(6,396)
                                                                        =======     =======     =======


Supplemental Disclosures of Cash Flow Information

Cash payments for:
   Interest                                                             $ 1,570     $ 1,600     $ 1,315
   Income taxes, net of refunds                                           2,675       4,864       4,812

Supplemental Schedule of Non-cash Investing and Financing Activities

Purchase of businesses, net of cash and cash equivalents acquired, allocated to:
   Accounts receivable                                                  $    --     $   502     $    --
   Inventories                                                               --         216          --
   Prepaid expenses and other                                                --           8          --
   Income taxes receivable                                                   --          25          --
   Property and equipment                                                    --       1,453          --
   Intangible and other assets                                               --       1,370          --
   Notes payable, bank                                                       --        (103)         --
   Long term debt                                                            --      (1,651)         --
   Accounts payable                                                          --        (230)         --
   Customer deposits                                                         --         (15)         --
   Accrued expenses                                                          --         (19)         --
   Deferred income                                                           --         (26)         --
   Deferred income taxes                                                     --          (8)         --
                                                                        -------     -------     -------
                                                                             --       1,522          --
Issuance of common stock related to purchase of business                     --        (230)         --
                                                                        -------     -------     -------
 Cash paid for purchase of businesses, net of cash and cash
   equivalents acquired                                                 $    --     $ 1,292     $    --
                                                                        =======     =======     =======

Property and equipment acquired through accounts payable                $    --     $    --     $    94
Purchase of intangible and other assets through issuance of
   warrants                                                                  --          --          93
Property and equipment acquired through long term debt                    2,150          --         839
Demo equipment transferred to inventories                                   130         122          --
Tax benefits related to exercise of stock options                           164         248          --

NOTE 11. MAJOR CUSTOMER

         A major customer is a customer to whom sales greater than 10% were made during the period. Net sales for the year ended April 29, 2000 included sales to one major customer of $12,534. At April 29, 2000, $1,858 was due from this customer. In fiscal years 2002 and 2001 there were no individual customers with sales exceeding 10% if total revenues.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company's off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         In connection with certain sales of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by its customers to other financial institutions. At April 27, 2002 and April 28, 2001, the Company was contingently liable on such recourse agreements in the amounts of $859 and 154, respectively.

         As of April 27, 2002, the Company is contingently liable for the guarantee of debt to an unrelated party in the amount of approximately $902.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents summarized quarterly financial data:

FISCAL YEAR 2002                      1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
                                       --------      --------      --------       --------
Net sales                              $ 40,247      $ 41,572      $ 30,863       $ 36,091
Gross profit                             11,228        12,579         9,046         12,179
Net income (loss)                         1,574         2,016          (293)         1,595
Basic earnings (loss) per share            0.09          0.11         (0.02)          0.09
Diluted earnings (loss) per share          0.08          0.10         (0.02)          0.08

FISCAL YEAR 2001                      1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
                                       --------      --------      --------       --------
Net sales                              $ 34,536      $ 42,114      $ 33,071       $ 42,610
Gross profit                             10,411        12,944         9,918         11,948
Net income                                2,122         3,427         1,528          1,608
Basic earnings per share                   0.12          0.19          0.09           0.09
Diluted earnings per share                 0.11          0.18          0.08           0.09

         Certain reclassifications have been made to the first quarter results for the year ended April 27, 2002 as previously reported in the Company's Form 10Q for the quarter ended July 28, 2001 to conform with prior year presentations ($215 and $521 of selling and general and administrative expenses, respectively were reclassified to cost of goods sold). The reclassifications had no effect on previously reported net income or earnings per share. A reconciliation of these reclassifications for the first quarter of fiscal year 2002 are as follows:

                                   As Previously                    Reclassified
                                     Reported       Adjustments       Amounts
                                   -------------   -------------   -------------
Net sales                          $      40,247   $          --   $      40,247
Gross profit                              11,964            (736)         11,228
Net income                                 1,574              --           1,574
Basic earnings per share                    0.09              --            0.09
Diluted earnings per share                  0.08              --            0.08

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding compensation of directors and officers for the fiscal year ended April 27, 2002 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading "Common Stock Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

1.       Financial Statements
         The following financial statements of the Company, accompanied by an Independent Auditor's Report, are contained in Part II, Item 8:

         Consolidated Balance Sheets, April 27, 2002 and April 28, 2001 Consolidated Statements of Income for each of the three years in the period ended April 27, 2002.
         Consolidated Statements of Cash Flows for each of the three years in the period ended April 27, 2002.
         Consolidated Statement of Changes in Shareholders' Equity for Each of the three years in the period ended April 27, 2002.

         Notes to Consolidated Financial Statements

2.       Schedules

         The following financial statement schedules are submitted herewith:

         SCHEDULE II - Valuation Accounts

         Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

3.       Exhibits

         Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

         3.1      Reserved
         3.2      Amended and Restated Articles of Incorporation of the
                  Company.(1)
         3.3      Amendment to the Articles of Incorporation.(5)
         3.4      Amended and Restated Bylaws of the Company.(1)
         4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company.(2)
         4.2      Shareholders Rights Agreement.(4)
         4.3      2001 Incentive Stock Option Plan.(8)
         4.4      2001 Outside Directors Stock Option Plan.(8)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan.(5)
         10.2 Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan.(5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust.(2)
         10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(3)
         10.7 Term Note dated February 4, 1999 between U.S. Bank National Association and Daktronics, Inc.(5)
         10.8 Term Note dated February 2, 2000 between U.S. Bank National Association and Daktronics, Inc.(6)
         10.9 Term Note dated December 8, 2000 between U.S. Bank National Association and Daktronics, Inc.(7)
         10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11 Third Amendment, dated June 20, 2002 to the Loan Agreement dated October 14, 1998 between USBank National Association and Daktronics, Inc.
         10.12 Contract for Deed dated June 18, 2001 between O. Dale Larson and SportsLink, Inc.(9)
         10.13 Term Note dated March 4, 2002 between First National Bank in Brookings and SportsLink, Inc.(9)
         21.1     Subsidiaries of the Company.(9)
         23.1     Consent of McGladrey & Pullen, LLP.(9)

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

                  (3) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4) Incorporated by reference under same exhibit number to the exhibits filed with from 8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 28, 1999 as Commission File No. 0-23246.
                  (6) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 27, 2000 as Commission File No. 0-23246.
                  (7) Incorporated by reference under the same exhibit number to the exhibits filed with Form 10K on July 3, 2001 as Commission File No. 0-23246.
                  (8) Incorporated by reference to Daktronics, Inc. Registration Statement on Form S-8 filed on November 8, 2001.
                  (9)      File herewith

(b).     Reports on Form 8K

           The Company filed two reports on Form 8-K during the fiscal year ended April 27, 2002, as follows:

         (i) Current Report on Form 8-K filed on March 11, 2002, relating the award of a contract in excess of $5 million dollars for scoring and video equipment for Lambeau Field
         (ii) Current Report on Form 8-K filed on June 7, 2001, relating to the two-for-one stock split on May 24, 2001


All Sport(R), Daktronics(R), DakStats(R), DakTicker(R), DataTime(R), DataTrac(TM), Galaxy(R), Glow Cube(R), InfoNet(TM), Keyframe(SM) MagneView(TM), OmniSport(R), ProAd(R), ProStar(R), Pro Sport(R), Scoreboard Sales and Service(R), Servtrotech(TM), SportsLink(R), Starburst(R), SunSpot(R), Vanguard(R), V-Play(TM), Venus(R), and V-Link(R) are trademarks of Daktronics, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2002.

                                                   DAKTRONICS, INC.

                                              By:  /s/ James B. Morgan
                                                 ---------------------
                                                   President
                                                   (Principal Executive Officer)

                                              By:  /s/ William R. Retterath
                                                 --------------------------
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE             DATE

By /s/ Roland J. Jensen                 Director          June 27, 2002
------------------------------
     Roland J. Jensen

By /s/ Aelred J. Kurtenbach             Director          June 27, 2002
------------------------------
     Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach              Director          June 27, 2002
------------------------------
    Frank J. Kurtenbach

By /s/ James B. Morgan                  Director          June 27, 2002
------------------------------
     James B. Morgan

By /s/ John L. Mulligan                 Director          June 27, 2002
------------------------------
     John L. Mulligan

By /s/ Charles S. Roberts               Director          June 27, 2002
------------------------------
     Charles S. Roberts

By /s/ Duane E. Sander                  Director          June 27, 2002
------------------------------
     Duane E. Sander

By /s/ James A. Vellenga                Director          June 27, 2002
------------------------------
     James A. Vellenga

By /s/ Nancy D. Frame                   Director          June 27, 2002
------------------------------
     Nancy D. Frame

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

                                        /s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Sioux Falls, South Dakota
June 7, 2002

                        DAKTRONICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
         Years Ended April 27, 2002, April 28, 2001, and April 29, 2000
                                 (in thousands)

                         Balance at
  Allowance for         Beginning of         (Charged to          Additions/            Balance at
Doubtful Accounts           Year               Expense)          Deductions(1)         End of Year
-----------------    -----------------    -----------------    -----------------    -----------------
      2002           $             271    $             724    $             107    $           1,102
      2001                         232                  249                 (210)                 271
      2000                         212                  250                 (230)                 232

(1)Write-off of uncollected accounts, net of collections

INDEX OF EXHIBITS

3.       Exhibits

         3.1      Reserved
         3.2      Amended and Restated Articles of Incorporation of the
                  Company.(1)
         3.3      Amendment to the Articles of Incorporation.(5)
         3.4      Amended and Restated Bylaws of the Company.(1)
         4.1 Form of Stock Certificate evidencing Common Stock, without par value, of the Company.(2)
         4.2      Shareholders Rights Agreement(4)
         4.3      2001 Incentive Stock Option Plan.(8)
         4.4      2001 Outside Directors Stock Option Plan.(8)
         10.1     Amended Daktronics, Inc. 1993 Stock Option Plan.(5)
         10.2 Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan.(5)
         10.3     Reserved
         10.4     Daktronics, Inc. 401(k) Profit Sharing Plan and Trust.(2)
         10.5 Form of Indemnification Agreement between the Company and each of its officers and directors.(1)
         10.6 Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.(3)
         10.7 Term Note dated February 4, 1999 between U.S. Bank National Association and Daktronics, Inc.(5)
         10.8 Term Note dated February 2, 2000 between U.S. Bank National Association and Daktronics, Inc.(6)
         10.9 Term Note dated December 8, 2000 between U.S. Bank National Association and Daktronics, Inc.(7)
         10.10 Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company.(1)
         10.11 Third Amendment, dated June 20, 2002 to the Loan Agreement dated October 14, 1998 between USBank National Association and Daktronics, Inc.
         10.12 Contract for Deed dated June 20, 2001 between O. Dale Larson and SportsLink, Ltd.(9)
         10.13 Term Note dated March 4, 2002 between First National Bank in Brookings and SportsLink, Ltd.(9)
         21.1     Subsidiaries of the Company.(9)
         23.1     Consent of McGladrey & Pullen, LLP.(9)

                  (1) Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.
                  (2) Incorporated by reference under the same exhibit number to the exhibits filed with Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
                  (3) Incorporated by reference under same exhibit number to the exhibits filed with Form 10Q on October 31, 1998 as Commission File No. 0-23246.
                  (4) Incorporated by reference under same exhibit number to the exhibits filed with form 8-K on November 30, 1998 as Commission File No. 0-23246.
                  (5) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 28, 1999 as Commission File No. 0-23246.
                  (6) Incorporated by reference under same exhibit number to the exhibits filed with Form 10K on July 27, 2000 as Commission File No. 0-23246.
                  (7) Incorporated by reference under the same exhibit number to the exhibits filed with Form 10K on July 3, 2001 as Commission File No. 0-23246.
                  (8) Incorporated by reference to Daktronics, Inc. Registration Statement on Form S-8 filed on November 8, 2001.
                  (9)      Filed herewith