Form 10-Q
period 2002-08-03
DAKTRONICS INC /SD/
filed 2002-08-28
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____.

Commission File Number: 0-23246

DAKTRONICS, INC.
(Exact name of Registrant as specified in its charter)

South Dakota	46-0306862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

331 32nd Avenue
Brookings, SD 57006
(Address of principal executive offices, Zip Code)

(605) 697-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of August 19, 2002 was 18,343,801.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 3, 2002

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS as of August 3, 2002 and April 27, 2002	4
CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended August 3, 2002 and July 28, 2001	6
CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended August 3, 2002 and July 28, 2001	7
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES	20
Ex. – 99.1 Certificate of Chief Executive Officer	21
Ex. – 99.2 Certificate of Chief Financial Officer	22

Special Note Regarding Forward-Looking Statements

           This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 3, 2002 (unaudited)	April 27, 2002 (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,232	$2,097
Accounts receivable, less allowance for doubtful accounts of
$1,322 at August 3, 2002 and $1,102 at April 27, 2002	24,670	17,878
Current maturities of long-term receivables	2,354	2,515
Inventories	18,482	16,472
Costs and estimated earnings in excess of billings	9,094	10,277
Prepaid expenses and other	484	524
Deferred income taxes	2,877	2,784

Total current assets	61,193	52,547

Advertising rights, net	472	489
Long term receivables, less current maturities	5,263	5,366
Goodwill, net	1,024	1,037
Intangible and other assets, other than goodwill, net	880	1,062

	7,639	7,954

PROPERTY AND EQUIPMENT, at cost
Land	654	654
Buildings	12,173	12,110
Machinery and equipment	14,154	14,643
Office furniture and equipment	12,201	11,862
Equipment held for rental	3,254	3,265
Transportation equipment	1,894	1,888

	44,330	44,422
Less accumulated depreciation	18,260	17,577

	26,070	26,845

TOTAL ASSETS	$94,902	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	August 3, 2002 (unaudited)	April 27, 2002 (audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable, bank	$235	$51
Accounts payable	8,854	6,690
Accrued expenses	6,963	7,337
Current maturities of long-term debt	3,573	4,254
Billings in excess of costs and estimated earnings	6,834	2,944
Customer deposits	1,160	2,185
Income taxes payable	1,241	733

Total current liabilities	28,860	24,194

Long-term debt, less current maturities	8,947	9,574
Deferred income	1,105	711
Deferred income taxes	1,089	1,282

	11,141	11,567

TOTAL LIABILITIES	40,001	35,761

MINORITY INTEREST IN SUBSIDIARY	85	84

SHAREHOLDERS’ EQUITY
Common stock, no par value, authorized 60,000 shares, 18,340 and
18,271 shares issued at August 3, 2002 and April 27, 2002,
respectively	13,662	13,533
Additional paid-in capital	561	505
Retained earnings	40,626	37,492
Treasury stock, at cost, 20 shares	(9)	(9)
Accumulated other comprehensive loss, foreign currency translation
adjustment	(24)	(20)

TOTAL SHAREHOLDERS’ EQUITY	54,816	51,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,902	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	August 3, 2002 (14 weeks)	July 28, 2001 (13 weeks)

Net sales	$44,107	$40,247
Cost of goods sold	28,783	29,019

Gross profit	15,324	11,228

Operating expenses:
Selling	6,807	5,321
General and administrative	1,652	1,568
Product design and development	1,830	1,658

	10,289	8,547

Operating income	5,035	2,681

Nonoperating income (expense):
Interest income	184	174
Interest expense	(255)	(401)
Other income, net	194	79

Income before income taxes and minority interest	5,158	2,533
Income tax expense	2,024	964

Income before minority interest	3,134	1,569

Minority interest in loss of subsidiary	—	(5)

Net income	$3,134	$1,574

Earnings per share:
Basic	$0.17	$0.09

Diluted	$0.16	$0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	August 3, 2002 (14 weeks)	July 28, 2001 (13 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,134	$1,574
Reconciliation of net income to net cash provided by operating activities
Depreciation	1,327	1,035
Amortization	59	67
Loss on sale of property and equipment	(222)	—
Provision for doubtful accounts	372	75
Deferred income taxes (credits)	(287)	(11)
Other	167	(5)
Net change in operating assets and liabilities	(2,087)	(2,421)

Net cash provided by operating expenses	2,907	314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,291)	(2,697)
Proceeds from sale of property and equipment	517	—
Other, net	—	(5)

Net cash used in investing activities	(774)	(2,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable	184	802
Principal payments on long-term debt	(1,308)	(851)
Proceeds from exercise of stock options	130	332

Net cash provided by (used in) financing activities	(994)	283

Effect of exchange rate changes on cash	(4)	6

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135	(2,099)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,097	2,896

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,232	$797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for
Interest	$165	$357
Income taxes, net of refunds	1,748	234
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Tax benefits related to exercise of stock options	$56	$—
Property and equipment acquired through long-term debt	—	2,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Note 1. Basis of Presentation

           In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 27, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 27, 2002, which are contained in the Company’s Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

           The consolidated financial statements include the accounts of the Company and its wholly owned and greater than 50% owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

           Certain reclassifications have been made to the fiscal year 2002 financial statements to conform to the presentation used in the fiscal 2003 financial statements. The reclassifications had no effect on shareholder’s equity or net income as previously reported.

Note 2. Recently Issued Accounting Pronouncements

           The FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operations.

           In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB No. 121, and “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No.144 had no impact on the Company’s financial position or results of operations.

Note 3. Revenue Recognition

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

           On those transactions where the Company has not sold the advertising for the full term of the rights, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $472 as of August 3, 2002 and $489 as of April 27, 2002.

           Product maintenance: In connection with the sale of the Company’s products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement which varies from two to ten years.

           Software: The Company typically sells its proprietary software bundled with its video displays and certain other products. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” revenues from software license fees on sales, other than long-term contracts are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software, included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when the above-mentioned criteria have been meet.

           Services: Revenues generated by the Company for services, event support, control room design, on-site training, and continuing technical support for operators of the Company’s equipment are recognized as net sales as the services are performed.

Note 4. Earnings Per Share

           Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months ended August 3, 2002 is as follows:

	Net Income	Shares	Per Share Amount

For the three months ended August 3, 2002:
Basic earnings per share	$3,134	18,275,268	$0.17
Effect of dilutive securities:
Exercise of stock options and warrants		1,016,535	(0.01)

Diluted earnings per share	$3,134	19,291,803	$0.16

For the three months ended July 28, 2001:
Basic earnings per share	$1,574	18,045,481	$0.09
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,407,703	(0.01)

Diluted earnings per share	$1,574	19,453,184	$0.08

Note 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

           Effective April 28, 2002, in accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of approximately $1,024. The adoption of SFAS No. 142 is expected to reduce fiscal 2003 annual amortization expense by approximately $108. Instead goodwill will be reviewed for impairment at least annually with a transitional impairment review performed no later than November 2, 2002. The Company does not expect to record an impairment charge upon completion of the transitional impairment review; however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

           The adoption of SFAS No. 142 resulted in the Company not recording approximately $29 of amortization expense for the three months ended August 3, 2002 that would have been recognized had the old standards been in effect. The same period last year included approximately $29 in amortization expense related to goodwill that is no longer being amortized.

           Intangible assets subject to amortization, which included primarily a non-compete agreement and a patent license were as follows:

	August 3, 2002	April 27, 2002

Intangible Assets	$580	$580
Less: Accumulated Amortization	(345)	(316)

	$235	$264

           Amortization expense related to other intangible assets was approximately $29 for the three months ended August 3, 2002 and is expected to be $116 for the full fiscal year ending May 3, 2003.

Note 6. Inventories

           Inventories consist of the following:

	August 3, 2002	April 27, 2002

Raw Materials	$6,342	$7,396
Work-in-process	3,609	1,707
Finished goods	8,531	7,369

	$18,482	$16,472

Note 7. Litigation

           The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

Note 8. Segment Disclosure

           The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. During the first quarter of fiscal year 2003, the Company had one customer that represented approximately $5 million of the Company’s consolidated revenues.

           The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

           The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the three months
ended:
August 3, 2002	43,402	705	44,107
July 28, 2001	37,535	2,712	40,247
Long-lived assets:
August 3, 2002	25,834	236	26,070
April 27, 2002	26,584	261	26,845

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

           The Company designs, manufactures, and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on markets as well as products. The primary categories of markets include sport, business, and transportation.

           The Company’s net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for major league sport facilities and colleges and universities, as well as the seasonality of the sports market. The Company’s gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

           The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company’s 2003 fiscal year contains 53 weeks and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52 week year and 13 week quarter.

Critical Accounting Policies and Estimates

           The following discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, and contingencies. Its estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements:

           Revenue Recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimatable. Generally, contracts entered into by the Company have fixed prices established and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively effected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as soon as such changes in estimates are known.

           Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 3, 2002, the Company had an allowance for doubtful accounts balance of approximately $1.3 million.

           Warranty extended warranty and product maintenance. The Company has created a reserve for standard warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. It also has deferred estimated revenue related to separately priced extended warranties and product maintenance agreements, based in part on its estimate of its costs expected to be incurred in connection with these agreements. In the event that the Company would become aware of an increase in its warranty and maintenance reserves, deferrals of additional reserves may become necessary, resulting in an increase in costs of goods sold. As of August 3, 2002, the Company had a total of approximately $3 million deferred for these costs and revenues.

RESULTS OF OPERATIONS

           The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended

	August 3, 2002 (14 weeks)	July 28, 2001 (13 weeks)

Net sales	100.0%	100.0%
Cost of goods sold	65.3%	72.1%

Gross profit	34.7%	27.9%
Operating expenses	23.3%	21.2%

Operating income	11.4%	6.7%
Interest income	0.4%	0.4%
Interest expense	(0.6%)	(1.0%)
Other income (expense), net	0.5%	0.2%

Income before income taxes	11.7%	6.3%
Income tax expense	4.6%	2.4%

Net income	7.1%	3.9%

NET SALES

           Net sales increased 9.6% to $44.1 million for the three months ending August 3, 2002 compared to $40.2 million for the same period in fiscal year 2002. The increase in net sales was comprised of an increase in net sales in business and sport markets as well as an increase in display rental income. These increases were partially offset by a decline in net sales in the transportation market. The Company began the quarter with a higher backlog of approximately $51 million as compared to $44 million for the beginning of the first quarter of fiscal year 2002 that contributed to the overall increase in sales. Net sales from one customer in its sports business contributed approximately 10.7% of total revenues. In the business market, the first quarter of fiscal year 2002 included revenues from a significant project with lower margins. No comparable project was included in net sales for the first quarter of fiscal year 2003. The overall increase in net sales in the business markets, which offset the loss of that project, was the result of an increase in sales of standard products that are typically smaller average transactions with higher margins, including a growth in sales to national accounts. The net sales increase in the sports markets included increases in both large and small venues due to various factors including further market penetration resulting from regionalization, and the sales of larger projects in the smaller institutions such as high schools as the Company installed its ProStar(R) video boards in three high schools during the quarter and increased its sales of standard products as well.

           During the first quarter of fiscal year 2003, net sales included revenues from a number of large contracts, including the new stadium of the Philadelphia Eagles, the Fargodome, Texas Stadium, University of Illinois, Baylor University, The Mall at Millennia, Ford Field, Bay Area Rapid Transit, the New Jersey Department of Transportation and many others.

           The order backlog as of August 3, 2002 was approximately $50 million as compared to approximately $37 million as of July 28, 2001 and $51 million at the beginning of the quarter. Historically, the Company’s backlog varies significantly due to timing of large orders during the year. The increase in backlog was primarily concentrated in the sports markets, however the transportation backlog also grew slightly as compared to the first quarter of fiscal year 2002. Backlog in the business market declined as compared to the previous year, which was partially due to the large order mentioned above as also effecting the change in net sales.

           The Company books orders only upon receipt of a firm contract and, in many cases, only after receipt of any required deposits related to the order. As a result, certain orders for which the Company has received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders. Total order bookings for the three months ending August 3, 2002, compared to the three months ending July 28, 2001, are not materially different. Order bookings were up significantly in college, university and convention center facilities as well as the smaller sports institutions. Orders in the major league facilities were down as compared to the first quarter of fiscal year 2002, however the Company has announced orders of approximately $10 million which will be included in orders for the second quarter of fiscal year 2003, subject to execution of the contract on the Soldier Field transaction. Orders in the transportation markets were down as compared to the previous year as a result of a single large aviation order booked in the first quarter of last fiscal year. This decline was offset to a large degree by orders in the non-aviation portion of the transportation market, where orders almost doubled quarter over quarter. The overall growth in orders over the past six months, which has translated into net sales, has been the result of a number of factors. Overall, the Company has positioned itself as the leader in large screen video displays and scoring and believes that it offers the most complete, integrated systems for fan entertainment, both of which it believes have added to orders in the sports markets. Also product development, competitive pricing and deployment of a regional sales and service staff have helped drive the increase in orders and sales. Finally, new products and the lessened effect of the events of September 11th have positively helped order bookings.

           The Company expects that orders will continue to grow over the long term in all three of its markets. It also believes that much of its sports business is protected more in economic downturns than orders in its business markets. Growth in the business markets is dependant on the economic conditions, however the Company believes that this market will grow in the current economic conditions, since this market is new and has the least penetration.

GROSS PROFIT

           Gross profit increased 36.5% to $15.3 million for the three months ending August 3, 2002 compared to $11.2 million for the same period in fiscal year 2001. The increase in gross profit was due to a number of factors including, an overall improvement in expected margins at contract signing, an improved mix between higher margin standard products and large contracts, improved overhead absorption due to production volumes, benefits realized from cost reductions in prior quarters, and isolated improvements in raw materials costs. Gross margin as a percent of net sales are expected to continue to be higher than the gross margin percentages obtained in fiscal year 2002, but less than the level realized in the first quarter of fiscal year 2003.

OPERATING EXPENSES

           Operating expenses. Operating expenses, which are comprised of selling, general and administrative and product design and development, increased by approximately 20.4% from $8.5 million in the first quarter of fiscal year 2002 to $10.3 million dollars in the first quarter of fiscal year 2003. As a percent of net sales, operating expenses also increased from 21.2% to 23.3%. All components of operating expenses increased as a result of the quarter containing 14 weeks as opposed to the 13 weeks included in the first quarter of fiscal year 2002.

           Beginning in the third quarter of fiscal year 2001, the Company began building its operating expense infrastructure in preparation of the expected growth in net sales in fiscal year 2002 and consistent with the Company’s plan to become more regionalized. This buildup continued into the middle of the second quarter of fiscal year 2002 when the Company began to see that the anticipated level of sales for the year would not be achievable. Beginning in the third quarter of fiscal year 2002, the Company undertook efforts to reduce certain operating expenses, keeping in mind that its belief in the market as a whole and an expectation that the current economic conditions that the Company was experiencing were not long-term. As such, operating expenses were not reduced to levels consistent with fiscal year 2002 net sales. Operating expenses were reduced to the levels that would support the Company in a return to levels of growth which could be expected as the economy turned around and orders started to book again at reasonably expected levels. Although the levels of spending were reduced during fiscal year 2002 and some of these reductions carried over into the first quarter of fiscal year 2003, it is expected that in the absence of changing conditions, operating expenses will be slightly higher in fiscal year 2003 than in fiscal year 2002 in terms of dollars, but down as a percentage of net sales. The Company believes that the level of order bookings is signaling a return to reasonable levels to support the current level of operating expenses.

           Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Selling expenses increased 27.9% to $6.8 million for the three months ending August 3, 2002 compared to $5.3 million for the same period in fiscal year 2002. Selling expenses were 15.4% and

13.2% of net sales for the three months ending August 3, 2002 and July 28, 2001, respectively. The increases in both actual amounts spent and the percentage of sales resulted from higher levels of personnel costs due to the additional infrastructure put in place. The current levels of selling expense includes some of the build-up of costs that were added in the first quarter of fiscal year 2002, but not reduced in the second and third quarter of fiscal year 2002. Also during the first quarter of fiscal year 2003, the Company wrote down the carrying costs of demonstration equipment by approximately $250,000, primarily due to technology improvements and replacement by newer equipment. The Company also recorded higher bad debt expense of approximately $300,000, mostly related to a single transaction. The Company does not expect selling expenses to increase significantly during the year in the absence of changing conditions from the levels of the first quarter of fiscal year 2003.

           General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies. General and administrative expenses increased 5.5% to $1.7 million for the for the three months ending August 3, 2002 compared to $1.6 million for the same period in fiscal year 2002. General and administrative expenses were 3.7% and 3.9% of net sales for the first quarter of fiscal year 2002 and 2003, respectively. The increase for the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002 was primarily due an increase in professional fees related to fiscal year 2002 audit costs and other professional fees and an increase in depreciation costs related to the capital expenditures in previous quarters.

           Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies. Product design and development expenses increased 10.4% to $1.8 million for the three months ending August 3, 2002 compared to $1.7 million for the same period in fiscal year 2002. As a percentage of net sales, product design and development expenses were 4.1% of sales for the first quarter of fiscal year 2003 and 2002. Generally, product design and development expenses increase during times when the Company’s engineering resources are not as involved in long-term contracts, as the same personnel who work on research and development also work on long-term contracts. The Company expects that product design and development expenses will approximate 4% of net sales on an annual basis. Total costs increased over the first quarter of fiscal year 2002 as a result of increased personnel and related costs, supplies and other related items.

INTEREST INCOME

           The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting from these long-term receivables increased 5.7% to $0.18 million for the three months ending August 3, 2002 as compared to $0.17 million for the first quarter of fiscal year 2002. The increase was the result of higher average levels of long-term receivables outstanding during the first quarter of fiscal year 2003.

INTEREST EXPENSE

           Interest expense is comprised primarily of interest costs on the Company’s notes payable and long-term debt. Interest expense decreased 36.4% to $0.3 million for the three months ending August 3, 2002 as compared to $0.4 million for the three months ended July 28, 2001. The decrease was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding.

OTHER INCOME (EXPENSE)

           Other income (expense) increased 131% from $.08 million to $0.19 million. This increase was the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. Offsetting that gain was a partial write-down of the carrying value of the Company’s investment in a business which markets and partially manufactures products on behalf of the Company in Malaysia due to the effects of the economic conditions there and the performance of that business.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital was $32.3 million at August 3, 2002 and $28.4 million at April 27, 2002. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

           Cash provided by operations for the three months ended August 3, 2002 was $2.9 million. Net income of $3.1 million plus depreciation and amortization of $1.4 million, an increase in accounts payable and a decrease in costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was offset by an increase in accounts receivable and inventories. Cash used by investing activities consisted of $1.3 million of purchases of property and equipment as described below. Cash used by financing activities included $0.2 million of net borrowings primarily under the Company’s Canadian subsidiary’s line of credit, and $0.1 million in proceeds from the exercise of stock options, offset by $1.3 million used to pay down the Company’s long-term debt.

           The increase in accounts receivable resulted from the higher level of sales as well as an increase in billings in excess of costs and estimated earnings, as the Company was able to invoice customers more quickly based on the terms of contracts in place as of August 3, 2002. Included in accounts receivable as of August 3, 2002, was approximately $0.2 million of retainage on long-term contracts, all of which is expected to be collected within one year. The increase in inventories was the result of the build up of work in process and finished goods as the Company customarily builds up inventory of standard product inventories during the summer months and also as a result of the increase in orders. Accounts payable increased as a result of the growth in net sales and inventory as the Company purchased more raw materials during the quarter.

           During the three months ended August 3, 2002, the Company invested approximately $0.3 million in equipment to be used as demonstration equipment, approximately $0.4 million in equipment for its video display rental subsidiary to replace rental equipment sold during the quarter, and various other amounts, primarily including vehicles, information systems equipment, and manufacturing equipment. These purchases were made to support the Company’s continued growth and to a smaller degree to replace obsolete equipment.

           The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between acceptance and completion may extend up to 18 months depending on the amount of custom work and the customer’s delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

           The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $1.8 million for the three months ended August 3, 2002. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

           The Company has a credit agreement with a bank providing for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (3.37% at August 3, 2002) and is due on October 1, 2004. As of August 3, 2002, $0.1 million had been drawn on the line of credit and the bank had issued no standby letters of credit. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Servtrotech, Inc., the Company’s Canadian subsidiary, has a credit agreement with a bank that provides for a $0.2 million line of credit. The interest rate on the line of credit is equal to 1% above the bank’s prime rate of interest (4.5% at August 3, 2002). As of April 27, 2002, $0.2 had been drawn under the line. The line is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank that provides for a $100,000 line of credit. The rate on the line of credit is equal to the bank’s prime rate of interest (4% as of August 3, 2002). As of August 3, 2002, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

           The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At August 3, 2002, the Company had approximately $14 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

           Through August 3, 2002 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Through August 3, 2002, net sales originating outside the United States, were 1.6% of total net sales. It is expected that in the future net sales to international markets may increase as a percentage of net sales; however, the Company does not expect that such increases will be denominated in foreign currencies. As a result, operating results are not expected to become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. However, to the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor and minimize its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company’s financial results in the future.

INTEREST RATE RISKS

           The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of August 3, 2002, the Company’s outstanding debt approximated $12.8 million, with approximately $12.5 million in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of August 3, 2002. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

           In connection with the sale of certain scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of August 3, 2002, the Company’s outstanding long-term receivables were approximately $7.6 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.02 million.

           The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the three quarters ending May 3, 2003, and the fiscal years following fiscal year 2003. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Principal (Notional) Amount By Expected Maturity (dollars in thousands)
	Fiscal Year Ending
						There-
	2003	2004	2005	2006	2007	After

Assets:
Long-term receivables, including
current portion:
Fixed rate	1,616	1,695	1,169	999	686	1,359
Average interest rate	5.25%	7.3%	9.6%	9.8%	9.3%	9.1%
Liabilities:
Long and short term debt
Fixed rate	2,935	3,689	1,700	3,623	515	58
Average interest rate	7.3%	7.7%	8.3%	6.4%	8.3%	11.0%
Variable rate	235
Average interest rate	4.5%

           The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximates its fair value.

           Substantially all of the Company’s cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of the Company’s Canadian subsidiary. These balances are immaterial to the Company as a whole.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items and the results were submitted to the shareholders at the annual meeting held on August 21, 2002:

1.	Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

Aelred J. Kurtenbach:	For 16,474,936	Withheld 365,207
Robert D. Dutcher:	For 16,785,173	Withheld 54,970
Nancy D Frame:	For 16,777,224	Withheld 62,919

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending May 3, 2003.

For 16,719,068	Against 89,107	Abstain 31,968

3.	Proposal to approve the Daktronics, Inc. 2002 Employee Stock Purchase Plan.

For 16,072,606	Against 447,9423	Abstain 319,594

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
During the first quarter of fiscal year 2003, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James B. Morgan,
Daktronics, Inc.
James B. Morgan, Chief Executive Officer
Chief Executive Officer

Date August 27, 2002

/s/ William R. Retterath,
Daktronics, Inc.
William R. Retterath, Chief Financial Officer
Principal Financial Officer