Form 10-Q/A
period 2002-08-03
DAKTRONICS INC /SD/
filed 2002-09-06
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

        This Amendment to Form 10-Q of Daktronics, Inc. for the quarterly period ended August 3, 2002, is being made to correct a typographical error in the consolidated statements of Cash Flow. The change had no effect or previously reported cash provided by operating activities, or the increase (decrease) in cash and cash equivalents.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q/A
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	August 3, 2002 (14 weeks)	July 28, 2001 (13 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,134	$1,574
Reconciliation of net income to net cash provided by operating activities
Depreciation	1,327	1,035
Amortization	59	67
Loss on sale of property and equipment	222	—
Provision for doubtful accounts	372	75
Deferred income taxes (credits)	(287)	(11)
Other	167	(5)
Net change in operating assets and liabilities	(2,087)	(2,421)

Net cash provided by operating expenses	2,907	314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,291)	(2,697)
Proceeds from sale of property and equipment	517	—
Other, net	—	(5)

Net cash used in investing activities	(774)	(2,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable	184	802
Principal payments on long-term debt	(1,308)	(851)
Proceeds from exercise of stock options	130	332

Net cash provided by (used in) financing activities	(994)	283

Effect of exchange rate changes on cash	(4)	6

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135	(2,099)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,097	2,896

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,232	$797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for
Interest	$165	$357
Income taxes, net of refunds	1,748	234
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Tax benefits related to exercise of stock options	$56	$—
Property and equipment acquired through long-term debt	—	2,150

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

OTHER INCOME (EXPENSE)

           Other income (expense) increased 146% from $.08 million to $0.19 million. This increase was the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. Offsetting that gain was a partial write-down of the carrying value of the Company’s investment in a business which markets and partially manufactures products on behalf of the Company in Malaysia due to the effects of the economic conditions there and the performance of that business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. After due inquiry and to the best of my knowledge and belief, I certify that the information set forth in this statement is true, complete and correct.

/s/ James B. Morgan,
Daktronics, Inc.
James B. Morgan, Chief Executive Officer
Chief Executive Officer

Date September 6, 2002

/s/ William R. Retterath,
Daktronics, Inc.
William R. Retterath, Chief Financial Officer
Principal Financial Officer