Form 10-Q
period 2002-11-02
DAKTRONICS INC /SD/
filed 2002-12-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2002

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

Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of November 29, 2002 was 18,347,924.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended November 2, 2002

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 2, 2002 (unaudited)	April 27, 2002 (note 1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,991	$2,097
Accounts receivable, less allowance for doubtful accounts of
$656 at November 2, 2002 and $1,102 at April 27, 2002	19,410	17,878
Current maturities of long-term receivables	1,961	2,515
Inventories	16,248	16,472
Costs and estimated earnings in excess of billings	13,074	10,277
Prepaid expenses and other	606	524
Deferred income taxes	2,980	2,784

Total Current Assets	63,270	52,547

Advertising rights, net	415	489
Long term receivables, less current maturities	4,363	5,366
Goodwill, net	1,043	1,061
Intangible and other assets, other than goodwill, net	955	1,038

	6,776	7,954

PROPERY AND EQUIPMENT, at cost
Land	654	654
Buildings	12,199	12,110
Machinery and equipment	13,483	14,643
Office furniture and equipment	12,470	11,862
Equipment held for rent	3,423	3,265
Transportation equipment	1,950	1,888

	44,179	44,422
Less accumulated depreciation	19,006	17,577

	25,173	26,845

TOTAL ASSETS	$95,219	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 2, 2002 (unaudited)	April 27, 2002 (note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, bank	$173	$51
Accounts payable	8,229	6,690
Accrued expenses	7,008	7,337
Current maturities of long-term debt	3,997	4,254
Billings in excess of costs and estimated earnings	4,465	2,944
Customer deposits	1,245	2,185
Income taxes payable	1,074	733

Total current liabilities	26,191	24,194

Long-term debt, less current maturities	7,631	9,574
Deferred income	1,296	711
Deferred income taxes	1,117	1,282

	10,044	11,567

TOTAL LIABILITIES	36,235	35,761

MINORITY INTEREST IN SUBSIDIARY	84	84

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 60,000
shares, 18,320 and 18,271 shares issued at November 2, 2002
and April 27, 2002	13,716	13,533
Additional paid-in capital	561	505
Retained earnings	44,650	37,492
Less cost of treasury stock, 19,680 shares	(9)	(9)
Accumulated other comprehensive income, foreign currency
translation adjustment	(18)	(20)

TOTAL SHAREHOLDERS' EQUITY	58,900	51,501

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$95,219	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 2, 2002 (13 weeks)	October 27, 2001 (13 weeks)	November 2, 2002 (27 weeks)	October 27, 2001 (26 weeks)
Net sales	$48,074	$41,572	$92,181	$81,819
Cost of goods sold	32,288	28,993	61,071	58,012

Gross profit	15,786	12,579	31,110	23,807

Operating expenses
Selling	5,974	5,495	12,781	10,817
General and administrative	1,683	1,772	3,335	3,339
Product design and development	1,721	1,764	3,551	3,422

	9,378	9,031	19,667	17,578

Operating income	6,408	3,548	11,443	6,229

Nonoperating income (expense)
Interest income	148	190	332	364
Interest expense	(226)	(442)	(481)	(843)
Other income (expense), net	71	(9)	265	70

Income before income taxes and
minority interest	6,401	3,287	11,559	5,820
Income tax expense	2,376	1,238	4,400	2,202

Income before minority interest	4,025	2,049	7,159	3,618

Minority interest in income of
subsidiary	--	(33)	--	(28)

Net income	$4,025	$2,016	$7,159	$3,590

Earnings per share
Basic	$.22	$0.11	$.39	$0.20

Diluted	$.21	$0.10	$.37	$0.19

The accompanying notes are an integral part of these Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 2, 2002 (27 weeks)	October 27, 2001 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,159	$3,590
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation	2,746	1,821
Amortization	147	188
Minority interest in income of subsidiary	--	28
Provision for doubtful accounts	(446)	402
Loss on sale of property and equipment	616	--
Deferred income taxes	(361)	(10)
Change in operating assets and liabilities	615	(2,881)

Net cash provided by operating activities	10,476	3,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,370)	(5,641)
Proceeds from sale of property and equipment	681	--

Net cash used in investing activities	(1,689)	(5,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable	122	2,639
Principal payments on long-term debt	(2,200)	(1,818)
Proceeds from exercise of stock options and warrants	183	402

Net cash provided by (used in) financing activities	(1,895)	1,223

Effect of exchange rate changes on cash	2	(9)

Increase (decrease) in cash and cash equivalents	6,894	(1,289)

Cash and cash equivalents
Beginning	2,097	2,896

Ending	$8,991	$1,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for
Interest	$459	$806
Income taxes, net of refunds	4,373	1,590
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Property and equipment acquired through long term debt	$--	$2,150
Tax benefits related to exercise of stock options	56	--

The accompanying notes are an integral part of these Consolidated Financial Statements

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 27, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 27, 2002, which are contained in the Company’s Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

        The consolidated financial statements include the accounts of the Company and its wholly owned and greater than 50% owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        Certain reclassifications have been made to the fiscal year 2002 financial statements to conform to the presentation used in the fiscal 2003 financial statements. The reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 2. Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No.144 had no impact on the Company’s financial position or results of operations.

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

        On those transactions where the Company has not sold the advertising for the full term of the rights, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of capitalized advertising rights, net of amortization, was $415 as of November 2, 2002 and $489 as of April 27, 2002.

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

Note 4. Earnings Per Share

        Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and six months ended November 2, 2002 and October 27, 2001 follows:

	Net Income	Shares	Per Share Amount
For the three months ended November 2, 2002:
Basic earnings per share	$4,025	18,335,181	$0.22
Effect of dilutive securities:
Exercise of stock options	--	973,286	0.01

Diluted earnings per share	$4,025	19,308,467	$0.21

For the three months ended October 27, 2001:
Basic earnings per share	$2,016	18,126,256	$0.11
Effect of dilutive securities:
Exercise of stock options and warrants	--	1,087,822	0.01

Diluted earnings per share	$2,016	19,214,078	$0.10

For the six months ended November 2, 2002:
Basic earnings per share	$7,159	18,308,850	$0.39
Effect of dilutive securities:
Exercise of stock options	--	995,777	0.02

Diluted earnings per share	$7,159	19,304,627	$0.37

For the six months ended October 27, 2001:
Basic earnings per share	$3,590	18,087,794	$0.20
Effect of dilutive securities:
Exercise of stock options and warrants	--	1,175,888	0.01

Diluted earnings per share	$3,590	19,263,682	$0.19

Note 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        Effective April 28, 2002, in accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of approximately $1,061 as of April 27, 2002. The adoption of SFAS No. 142 is expected to reduce fiscal 2003 annual amortization expense by approximately $108. Instead goodwill will be reviewed for impairment at least annually. The transitional impairment review was performed during the quarter ended November 2, 2002 and the carrying value of goodwill was not impaired.

        For the three and six months ended October 27, 2001, $29 and $58 of goodwill amortization expense, net of tax benefits was recorded. The following table presents the impact of SFAS 142 on net income and the related per share amounts as if it had been in effect for the three and six months ended October 27, 2001.

	Three Months Ended		Six Months Ended
	November 2, 2002	October 27, 2001	November 2, 2002	October 27, 2001
Reported net income per share	$4,025	$2,016	$7,159	$3,590

Addback: Goodwill amortization,
net of tax effects	--	$29	--	$58

Adjusted net income per share	$4,025	$2,045	$7,159	3,648

Basic earnings per share:
Reported net income per share	$0.22	$0.11	$0.39	$0.20
Goodwill amortization,
net of tax effects	--	--	--	--

Adjusted net income per share	$0.22	$0.11	$.039	$0.20

Diluted earnings per share:
Reported net income per share	$0.21	$0.10	$0.37	$0.19
Goodwill amortization,
net of tax effects	--	0.01	--	--

Adjusted net income per share	$0.21	$0.11	$0.37	$0.19

        Intangible assets subject to amortization, which included primarily a non-compete agreement and a patent license, were as follows:

	November 2, 2002	April 27, 2002
Intangible Assets	$550	$550
Less: Accumulated Amortization	(365)	(310)

	185	$240

        Amortization expense related to other intangible assets was approximately $55 for the six months ended November 2, 2002 and is expected to be $113 for the full fiscal year ending May 3, 2003.

Note 6. Inventories

        Inventories consist of the following:

	November 2, 2002	April 27, 2002
Raw Materials	$6,812	$7,396
Work-in-process	2,788	1,707
Finished goods	6,648	7,369

	$16,248	$16,472

Note 7. Segment Disclosure

        The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company does not manage its business by solution or focus area. The Company has no individual customers that constitute a significant concentration.

        The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

        The following table presents information about the Company by geographic area:

	United States	Other	Total
Net sales for the six months ended:
November 2, 2002	90,034	2,147	92,181
October 27, 2001	75,078	6,741	81,819
Long-lived assets:
November 2, 2002	24,876	297	25,173
April 27, 2002	26,584	261	26,845

Note 8. Litigation

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

        The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. The Company’s 2003 fiscal year contains 53 weeks and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52-week year and 13-week quarter.

Critical Accounting Policies and Estimates

        The following discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory and contingencies. Its estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies require significant judgments and estimates in the preparation of its consolidated financial statements:

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

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 2, 2002, the Company had an allowance for doubtful accounts balance of approximately $0.7 million.

        Warranty, extended warranty and product maintenance. The Company has created a reserve for standard warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. It also has deferred estimated revenue related to separately priced extended warranties and product maintenance agreements, based in part on its estimate of costs expected to be incurred in connection with these agreements. In the event that the Company would become aware of an increase in its warranty and maintenance reserves, deferrals of additional reserves may become necessary, resulting in an increase in costs of goods sold. As of November 2, 2002, the Company had a total of approximately $3.4 million deferred for these costs and revenues.

    Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal); and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory the Company estimates market value where it is believed to be the lower of cost or market and any necessary charges are charged to costs of goods sold in the period in which it occurs. All other inventory is valued at cost.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	November 2, 2002 (13 weeks)	October 27, 2001 (13 weeks)	November 2 2002 (27 weeks)	October 27, 2001 (26 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	69.7%	66.3%	70.9%

Gross profit	32.8%	30.3%	33.7%	29.1%
Operating expenses	19.5%	21.7%	21.3%	21.5%

Operating income	13.3%	8.6%	12.4%	7.6%
Interest income	0.3%	0.5%	0.4%	0.4%
Interest expense	(0.4%)	(1.1%)	(0.5%)	(1.0%)
Other income (expense), net	0.1%	0.1%	0.3%	0.1%

Income before income taxes and minority interest
	13.3%	7.9%	12.6%	7.1%
Income tax expense	4.9%	3.0%	4.8%	2.7%

Minority interest in income of subsidiary	--	(0.1%)	--	--

Net income	8.4%	4.8%	7.8%	4.4%

NET SALES

        Net sales increased 12.7% to $92.2 million for the six months ended November 2, 2002 as compared to $81.8 million for the same period in fiscal year 2002. Net sales increased 15.6% to $48.1 million for the quarter ended November 2, 2002 as compared to $41.6 million for the same period in fiscal year 2002. The increase in net sales for the six months of fiscal year 2003 versus fiscal year 2002 and for the quarter ended November 2, 2002 as compared to the quarter ended October 27, 2001 was comprised of an increase in net sales in the domestic sports and business markets. These increases were offset by a decline in sales in the transportation markets and a decline in international sales. The Company also began fiscal year 2003 and the second quarter of fiscal year 2003 with a higher backlog of approximately $51 million and $50 million, respectively, as compared to $44 million and $37 million for the beginning of fiscal year 2002 and the beginning of the second quarter of fiscal year 2002, respectively.

        In the business market, the first six months of fiscal year 2002 included revenues from a significant project with lower overall margins. No comparable project was included in net sales for the first six months of fiscal year 2003. The overall increase in net sales in the domestic business market, which offset the loss of that project, was the result of a 48% and 36% increase in standard product sales for the six months and quarter ended November 2, 2002 as compared to the same periods in fiscal year 2002. This increase in standard order volume was partially offset by a decline in orders for custom projects. The growth is attributable in part to new products developed and the development of the sales staff and distribution channels. As the Company continues to penetrate the business market, including national accounts and further matures its regional sales force, it expects this trend of increasing standard order volume to continue double digit growth rates. The Company’s ability to generate greater sales to national accounts and similar large customers could cause this rate of growth to develop at an even faster rate.

        The increase in the sports markets was focused mainly in the college, university and high school markets for both the quarter and the six months ended November 2, 2002 as compared to the same periods in fiscal year 2002. Net sales to these two areas of the sports market grew in excess of 37% over the second quarter of fiscal year 2002 due to the effects of regionalizing and expanding the sales force, product pricing and contributions from the sports marketing division which raises funds through sale of advertising to fund purchases of the Company’s equipment. Net sales in the major league sports market were relatively flat for the second quarter and year to date as compared to the same periods in fiscal year 2002, however the Company believes that it has significantly grown market share with the major league sports franchises and has booked significant orders which will contribute to net sales in future quarters. The improvements in the sports markets are attributable to many factors including the Company’s breath of products and services, its integration capabilities, its strength and experience in sales and engineering, product quality and relationships it has developed over the years with customers. It expects net sales in the sports markets to be up in total for the fiscal year over the previous fiscal year. Internationally, the Company experienced a decline in revenues for both the quarter and six months ending November 2, 2002, as compared to the second quarter and six months ending October 27, 2001.

        Although net sales in the transportation markets were down slightly for both the quarter and the six months ended November 2, 2002 as compared to the same periods of the previous year, order bookings were up for these periods. The backlog attributable to the Company’s transportation business is greater than year to date net sales in that market. As a result, the Company expects net sales in the transportation market will continue to grow as its products and sales force further penetrate the market and existing orders are converted to net sales. For the year it expects net sales in the transportation market to be higher than the previous fiscal year.

        The Company occasionally sells products in exchange for the proceeds of advertising revenues generated from use of products. These sales represented less than 10% of net sales for the quarter and six months ended November 2, 2002. The gross profit on these net sales has been comparable to the gross profit margin on other net sales.

        The order backlog as of November 2, 2002 was approximately $51 million as compared to $37 million as of October 27, 2001 and $50 million as of August 3, 2002. Historically, the Company’s backlog varies significantly due to the timing of large orders. The dollar increase in backlog was primarily concentrated in the sports markets, however the transportation backlog experienced significant growth on a percentage basis from the end of the second quarter of fiscal year 2002 and since the end of the first quarter of the current fiscal year. Backlog in the business market declined as compared to the previous year as sales grew in standard products, which due to the shorter lead-time, causes a decline in the backlog, although net sales are rising.

        The Company books orders only upon receipt of a firm contract and, in many cases, only after receipt of any required deposits related to the order. As a result, certain orders for which the Company has received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders. Total order bookings for the three months ended November 2, 2002, were up in excess of 16% compared to the three months ended October 27, 2001. Order bookings were up significantly in college, university and convention center facilities as well as the smaller sports institutions for both the quarter and six months ended November 2, 2002 as compared to the same periods in fiscal year 2002. Orders in major league facilities were down as compared to the second quarter of fiscal year 2002, however the Company has announced an order in excess of $6 million for the Houston Multi-purpose Arena, home of the Houston Rockets, which will be included in orders for the third quarter of fiscal year 2003, subject to execution of the contract. It also has significant orders pending for which it has received non-binding letters of intent. With these orders and expectations for the rest of the fiscal year, orders for the current fiscal year are expected to be up over the previous fiscal year. Orders in the transportation markets were up significantly for the quarter and for the six months ended November 2, 2002 as compared to similar periods for the previous fiscal year. Within the transportation market, the aviation business is down from the previous fiscal year, due primarily to the overall conditions of that market. The overall growth in orders across all markets over the past six months, which has translated into net sales, has been the result of a number of factors. Overall, the Company has positioned itself as the leader in large screen video displays and scoring and believes that it offers the most complete, integrated systems for fan entertainment, which it believes has added to orders in the sports markets. It also believes that it’s development of new markets and new uses for its technology have created new opportunities. Also product development, competitive pricing and deployment of a regional sales and service staff have helped drive the increase in orders and net sales. Finally, new products and the lessened effect of the events of September 11th have positively helped order bookings.

                   The Company expects that orders will continue to grow over the long term in all three of its markets. It also believes that much of its sports market is protected more in economic downturns than its business markets. Growth in the business markets is dependant on the economic conditions, however the Company believes that this market will grow in the current economic conditions, since the market is new and has the least penetration.

GROSS PROFIT

        Gross profit increased 25.5% to $15.8 million for the three months ended November 2, 2002 compared to $12.6 million for the same period in fiscal year 2002. For the six months ended November 2, 2002, gross profit increased 30.7% to $31.1 million as compared to $23.8 million for the six months ended October 27, 2001. As a percent of net sales, gross profit was 32.8% and 33.7% for the quarter and six months ended November 2, 2002 as compared to 30.3% and 29.1% for the quarter and six months ended October 27, 2001. The increase in gross profit for both the quarter and the six months was due to a number of factors including improvements in raw material costs, an overall improvement in expected margins at contract signing, an improved mix between higher margin standard products and large contracts, improved overhead absorption due to production volumes and benefits realized from cost reductions in prior quarters. These improvements were offset by increases in the Company’s write-downs for excess and obsolete inventory as it continues to reduce inventory. Gross profit for the full fiscal year as a percent of net sales is expected to be higher than the gross profit percentages obtained in fiscal year 2002, but less than the level realized in the first six months of fiscal year 2003.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative and product design and development, increased by approximately 3.8% from $9.0 million in the second quarter of fiscal year 2002 to $9.4 million in the second quarter of fiscal year 2003. As a percent of net sales, operating expenses decreased from 21.7% to 19.5%. For the six months ended November 2, 2002, operating expenses increased 11.9% from $17.6 million for the six months ended October 27, 2001 to $19.7 million for the six months ended November 2, 2002. For the six months ended November 2, 2002, all components of operating expenses were affected as a result of the first quarter of fiscal year 2003 containing 14 weeks as opposed to the 13 weeks included in the first quarter of fiscal year 2002. The higher levels of sales for the quarter and six months ended November 2, 2002, as compared to the previous fiscal year contributed to the improvements as a percent of sales.

           Beginning in the third quarter of fiscal year 2001, the Company began building its operating expense infrastructure in preparation of the expected growth in net sales in fiscal year 2002 and consistent with the Company’s plan to become more regionalized. This buildup continued into the middle of the second quarter of fiscal year 2002 when the Company began to see that the anticipated level of sales for the year would not be achievable. Beginning in the third quarter of fiscal year 2002, the Company undertook efforts to reduce certain operating expenses, keeping in mind its belief in the market as a whole and an expectation that the economic conditions at that time were not expected to continue for the long-term. As such, operating expenses in fiscal year 2002 were not reduced to levels consistent with fiscal year 2002 net sales in terms of a desired percentage of net sales. Operating expenses were reduced to the levels that would support the Company in a return to levels of growth which could be expected as the economy turned around and orders started to book again at reasonably expected levels. Although the levels of spending were reduced during fiscal year 2002 and some of these reductions carried over into fiscal year 2003, it is expected that in the absence of changing conditions, operating expenses will be higher in fiscal year 2003 than in fiscal year 2002 in terms of dollars, but down as a percentage of net sales. The Company believes that the level of order bookings and net sales demonstrates a return to reasonable revenue levels to support the current level of operating expenses.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Selling expenses increased 8.7% to $6.0 million for the three months ended November 2, 2002 compared to $5.5 million for the same period in fiscal year 2002. Selling expenses increased 18.2% to $12.8 million for the six months ended November 2, 2002 from $10.8 million for the same period in fiscal year 2002. Selling expenses declined to 12.4% of net sales for the second quarter of fiscal year 2003 from 13.2% of net sales for the second quarter of fiscal year 2002. For the six months ended November 2, 2002, selling expenses were 13.9% of net sales as compared to 13.2% of net sales for the six months ended October 27, 2001. The increases in selling expense dollars resulted from higher levels of personnel costs due to the additional infrastructure put in place in connection with the regionalization and expansion of the sales staff. Also, during the first six months of fiscal year 2003, the Company wrote down the carrying costs of demonstration equipment by approximately $570,000, primarily due to technology improvements and replacement with newer equipment. The Company also recorded higher bad debt expense for the six months ended November 2, 2002, but lower amounts for the second quarter of fiscal year 2003 as compared to the six months and second quarter of fiscal year 2002, respectively. The higher write-offs for the six months of fiscal year 2003 were primarily the result of a single transaction. The Company also experienced higher postage, telephone, marketing and depreciation costs as a result of investments in infrastructure in its sales expansion and regionalization efforts, and the growth in net sales. The Company does not expect selling expenses to increase significantly during the year in the absence of changing conditions from the levels of the first two quarters of fiscal year 2003.

           General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies. General and administrative expenses decreased 5.0% to $1.7 million for the three months ended November 2, 2002 compared to $1.8 million for the same period in fiscal year 2002. General and administrative expenses remained flat at $3.3 million for the six months ended November 2, 2002 and October 27, 2001, respectively. General and administrative expenses declined to 3.5% as a percent of net sales from 4.3% of net sales for the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002. For the six months ended November 2, 2002, general and administrative expenses were 3.6% of net sales as compared to 4.1% of net sales for the six months ended October 27, 2001.

        The decrease for the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002 was primarily due a slight decrease in compensation costs. For the six months ended November 2, 2002, increases in professional fees related to fiscal year 2002 audit costs and other professional fees and an increase in depreciation costs related to the capital expenditures in previous quarters were offset by the reduction in amortization expense as required under SFAS 142 and reductions in the costs of training expenses throughout the Company.

           Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies. Product design and development expenses decreased slightly to $1.7 million for the three months ended November 2, 2002 compared to $1.8 million for the same period in fiscal year 2002. Product design and development expenses increased 3.8% to $3.6 million for the six months ended November 2, 2002 as compared to $3.4 million for the six months ended October 27, 2001. Product design and development declined to 3.6% as a percent of net sales from 4.2% of net sales for the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002. For the six months ended November 2, 2002, product design and development expenses were 3.9% of net sales as compared to 4.2% of net sales for the six months ended October 27, 2001.

        Generally, product design and development expenses increase during times when the Company’s engineering personnel are not as involved in long-term contracts, as the same personnel who work on research and development also work on long-term contracts. The Company expects that product design and development expenses will approximate 4% of net sales on an annual basis. Product design and development costs during the quarter focused on projects associated with control systems, software development and various video display technology enhancements.

INTEREST INCOME

        The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting from these long-term receivables decreased 22.1% to $0.15 million for the three months ended November 2, 2002 as compared to $0.19 million for the second quarter of fiscal year 2002. For the six months ended November 2, 2002, interest income declined 8.8% to $0.33 million from $0.36 million for the six months ended October 27, 2001. The decline for both periods of time was the result of lower average levels of long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on the Company’s notes payable and long-term debt. Interest expense decreased 48.9% to $0.23 million for the three months ended November 2, 2002 as compared to $0.44 million for the three months ended October 27, 2001. For the six months ended November 2, 2002, interest expense declined 43% to $0.48 million from $0.84 million for the six months ended October 27, 2001. The decrease for both the six months and the quarter was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding.

OTHER INCOME (EXPENSE)

        Other income (expense) increased from ($0.01) million to $0.71 million for the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2001. It also increased to $0.26 million for the first six months of fiscal year 2003 as compared to $0.07 in the first six months of fiscal year 2002. This increase for the six months was the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. Offsetting that gain was a partial write-down of the carrying value of the Company’s investment in a business which markets and partially manufactures products on behalf of the Company in Malaysia due to the effects of the economic conditions there and the performance of that business.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $37.1 million at November 2, 2002 and $28.4 million at April 27, 2002. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the six months ended November 2, 2002 was $10.5 million. Net income of $7.2 million plus depreciation and amortization of $2.9 million, an increase in accounts payable and a increase in billings in excess of costs and estimated earnings, was offset by an increase costs and estimated earnings in excess of billings, an increase in accounts receivable and a decrease in customer deposits. Cash used by investing activities consisted of $2.4 million of purchases of property and equipment as described below. Cash used by financing activities included $1.6 million in proceeds from refinancing certain debt at lower interest rates, $0.1 million of net borrowings under the Company’s Canadian subsidiary’s line of credit, and $0.2 million in proceeds from the exercise of stock options, offset by $3.8 million used to pay down the Company’s long-term debt including the portion refinanced.

        The increase in accounts receivable and in billings in excess of costs and estimated earnings resulted from the higher level of sales. Included in accounts receivable as of November 2, 2002, was approximately $0.1 million of retainage on long-term contracts, all of which is expected to be collected within one year. Accounts payable increased as a result of the growth in net sales as the Company purchased more raw materials during the quarter.

          During the six months ended November 2, 2002, the Company invested approximately $0.3 million in equipment to be used as demonstration equipment, approximately $0.5 million in equipment for its video display rental subsidiary to replace rental equipment sold during the previous quarter, and various other items, including vehicles, information systems equipment, and manufacturing equipment. These purchases were made to support the Company’s continued growth and to replace obsolete equipment. It expects greater capital expenditures in the second half of the year primarily related to manufacturing equipment upset by the decline in rental equipment.

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

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $1.7 million for the quarter ended November 2, 2002. The Company intends to continue to incur these expenditures to develop new display products using various technologies to offer higher more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        The Company has a credit agreement with a bank providing for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (3.24% at November 2, 2002) and is due on October 1, 2004. As of November 2, 2002, no advances had been drawn on the line of credit and the bank had issued no standby letters of credit. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Servtrotech, Inc., the Company’s Canadian subsidiary, has a credit agreement with a bank that provides for a $0.2 million line of credit. The interest rate on the line of credit is equal to 1% above the bank’s prime rate of interest (4.5% at November 2, 2002). As of November 2, 2002, $0.2 million had been drawn under the line. The line is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank that provides for a $100,000 line of credit. The rate on the line of credit is equal to the bank’s prime rate of interest (4.75% as of November 2, 2002). As of November 2, 2002, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

        The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At November 2, 2002, the Company had approximately $21 million of bonded work outstanding against this line.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

FOREIGN CURRENCY EXCHANGE RATES

        Through November 2, 2002 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Net sales originating outside the United States through November 2, 2002, were 2.3% of total net sales. It is expected that in the future net sales to international markets may increase as a percentage of net sales; however, the Company does not expect that such increases will be denominated in foreign currencies.

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

INTEREST RATE RISKS

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of November 2, 2002, the Company’s outstanding debt approximated $11.8 million, with approximately $11.7 million in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of November 2, 2002. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

        In connection with the sale of certain video displays, scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of November 2, 2002, the Company’s outstanding long-term receivables were approximately $6.3 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.02 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the two quarters ending May 3, 2003, and the fiscal years following fiscal year 2003. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

Principal (Notional) Amount By Expected
Maturity
(dollars in thousands)

	Fiscal Year Ending
	2003	2004	2005	2006	2007	There- After
Assets:
Long-term receivables, including
current portion:
Fixed rate	467	1,408	1,169	999	686	1,359
Average interest rate	9.6%	8.2%	9.6%	9.8%	9.3%	9.1%
Liabilities:
Long and short term debt:
Fixed rate	2,051	3,848	1,940	3,407	323	59
Average interest rate	6.9%	7.3%	7.9%	6.3%	9.1%	11%
Variable rate	173
Average interest rate	4.5%

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

PART II. Other Information

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

        Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

10.14	Term Note dated September 16, 2002 between First National Bank in Brookings and SportsLink, Ltd.(1)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed one report on Form 8-K during the first quarter of fiscal year 2003.

(i)	Current Report on Form 8-K filed on July 3, 2002, relating to the Change in Registrant’s Certifying Accountants

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. After due inquiry and to the best of my knowledge and belief, I certify that the information set forth in this statement is true, complete and correct.

/s/ William R. Retterath Daktronics, Inc. William R. Retterath, Chief Financial Officer Principal Financial Officer

Date   November 29, 2002

Daktronics, Inc.

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTI0N 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James B. Morgan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Daktronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James B. Morgan James B. Morgan Chief Executive Officer

Date:   November 29, 2002

Daktronics, Inc.

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTI0N 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Retterath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Daktronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William R. Retterath William R. Retterath Chief Financial Officer

Date:   November 29, 2002