Form 10-Q
period 2003-02-01
DAKTRONICS INC /SD/
filed 2003-02-21
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2003

OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____ .

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
Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of February 19, 2003 was 18,459,815.

DAKTRONICS, INC. AND SUBSIDIARIES FORM 10-Q For the Quarterly Period Ended February 1, 2003

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS as of February 1, 2003 and April 27, 2002	4
CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine months
ended February 1, 2003 and January 26, 2002	6
CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended
February 1, 2003 and January 26, 2002	7
Notes to the Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of	12
Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
PART II. OTHER INFORMATION
Item 4. Controls and Procedures	21
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23
Ex. – 99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as	26
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. – 99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as	27
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
	February 1, 2003 (unaudited)	April 27, 2002 (note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,863	$2,097
Accounts receivable, less allowance for doubtful accounts
of $660 at February 1, 2003 and $1,102 at April 27, 2002	15,274	17,878
Current maturities of long-term receivables	2,140	2,515
Inventories	17,018	16,472
Costs and estimated earnings in excess of billings	18,007	10,277
Prepaid expenses and other	670	524
Deferred income taxes	3,297	2,784

Total current assets	65,269	52,547

Advertising rights, net	400	489
Long term receivables, less current maturities	4,457	5,366
Goodwill, net	1,043	1,061
Intangible and other assets, other than goodwill, net	946	1,038

	6,846	7,954

PROPERTY AND EQUIPMENT, at cost:
Land	654	654
Buildings	12,244	12,110
Machinery and equipment	13,603	14,643
Office furniture and equipment	12,959	11,862
Equipment held for rent	3,626	3,265
Transportation equipment	2,107	1,888

	45,193	44,422
Less accumulated depreciation	20,060	17,577

	25,133	26,845

TOTAL ASSETS	$97,248	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements. 4

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)

	February 1, 2003 (unaudited)	April 27, 2002 (note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$—	$51
Accounts payable	8,470	6,690
Accrued expenses	8,765	7,337
Current maturities of long-term debt	3,394	4,254
Billings in excess of costs and estimated earnings	3,521	2,944
Customer deposits	2,298	2,185
Income taxes payable	1,368	733

Total current liabilities	27,816	24,194

Long-term debt, less current maturities	5,926	9,574
Deferred income	1,063	711
Deferred income taxes	1,203	1,282

	8,192	11,567

TOTAL LIABILITIES	36,008	35,761
MINORITY INTEREST IN SUBSIDIARY	94	84

SHAREHOLDERS’ EQUITY:
Common stock, no par value, authorized 60,000
shares, 18,439 and 18,271 shares issued at
February 1, 2003 and April 27, 2002	13,974	13,533
Additional paid-in capital	649	505
Retained earnings	46,539	37,492
Less cost of treasury stock, 20 shares	(9)	(9)
Accumulated other comprehensive income, foreign
currency translation adjustment	(7)	(20)

TOTAL SHAREHOLDERS’ EQUITY	61,146	51,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,248	$87,346

The accompanying notes are an integral part of these Consolidated Financial Statements 5

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	February 1, 2003 (13 weeks)	January 26, 2002 (13 weeks)	February 1, 2003 (40 weeks)	January 26, 2002 (39 weeks)
Net sales	$38,220	$30,863	$130,400	$112,682
Cost of goods sold	25,855	21,817	86,925	79,829

Gross profit	12,365	9,046	43,475	32,853

Operating expenses:
Selling	5,868	5,592	18,649	16,408
General and administrative	1,824	1,744	5,159	5,082
Product design and development	1,534	1,890	5,086	5,312

	9,226	9,226	28,894	26,804

Operating income	3,139	(180)	14,581	6,049
Nonoperating income (expense):
Interest income	184	201	516	565
Interest expense	(195)	(361)	(675)	(1,204)
Other income (expense), net	58	(111)	323	(41)

Income (loss) before income
Taxes and minority interest	3,186	(451)	14,745	5,369
Income tax expense (benefit)	1,288	(179)	5,688	2,023

Income (loss) before minority
interest	1,898	(272)	9,057	3,346
Minority interest in income of
subsidiary	(10)	(21)	(10)	(49)

Net income (loss)	$1,888	$(293)	$9,047	$3,297

Earnings (loss) per share:
Basic	$0.10	$(0.02)	$0.49	$0.18

Diluted	$0.10	$(0.02)	$0.47	$0.17

The accompanying notes are an integral part of these Consolidated Financial Statements. 6

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine Months Ended
	February 1, 2003 (40 weeks)	January 26, 2002 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,047	$3,297
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,214	3,127
Amortization	190	385
Minority interest in income of subsidiary	9	49
Provision for doubtful accounts	(440)	504
Loss on sale of property and equipment	743	—
Deferred income taxes	(592)	(11)
Change in operating assets and liabilities	943	(1,743)

Net cash provided by operating activities	14,114	5,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,982)	(6,533)
Proceeds from sale of property and equipment	738	—

Net cash used in investing activities	(3,244)	(6,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable	(51)	443
Proceeds from issuance of long-term debt	1,588	—
Principal payments on long-term debt	(6,095)	(2,432)
Proceeds from exercise of stock options	441	531

Net cash provided by (used in) financing activities	(4,117)	(1,458)

Effect of exchange rate changes on cash	13	(17)

Increase (decrease) in cash and cash equivalents	6,766	(2,400)
Cash and cash equivalents:
Beginning	2,097	2,896

Ending	$8,863	$496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for:
Interest	$691	$1,120
Income taxes, net of refunds	5,525	1,537
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through long term debt		$2,150
Tax benefits related to exercise of stock options	$144

The accompanying notes are an integral part of these Consolidated Financial Statements. 7

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

Note 2. Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operations.

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

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a significant impact on the Company’s financial position or results of operations.

Note 3. Revenue Recognition

        Long-term contracts: Earnings on long-term contacts (defined by the Company as contracts in excess of $100,000 of non-standard products and services) are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable.

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

        On those transactions where the Company has not sold the advertising for the full term of the rights, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of capitalized advertising rights, net of amortization, was $400 as of February 1, 2003 and $489 as of April 27, 2002.

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

Note 4. Earnings Per Share

        Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and six months ended February 1, 2003 and January 26, 2002 follows:

	Net Income	Shares	Per Share Amount
For the three months ended February 1, 2003:
Basic earnings per share	$1,888	18,382,970	$0.10
Effect of dilutive securities:
Exercise of stock options	—	1,313,903	—

Diluted earnings per share	$1,888	19,696,873	$0.10

For the three months ended January 26, 2002:
Basic earnings per share	$(293)	18,217,183	$(0.02)
Effect of dilutive securities:
Exercise of stock options and warrants	—	990,668	—

Diluted earnings per share	$(293)	19,207,851	$(0.02)

For the nine months ended February 1, 2003:
Basic earnings per share	$9,047	18,329,934	$0.49
Effect of dilutive securities:
Exercise of stock options	—	1,066,409	(0.02)

Diluted earnings per share	$9,047	19,396,343	$0.47

For the nine months ended January 26, 2002:
Basic earnings per share	$3,297	18,307,103	$0.18
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,210,969	(0.01)

Diluted earnings per share	$3,297	19,518,072	$0.17

Note 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        Effective April 28, 2002, in accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of approximately $1,061 as of April 27, 2002. The adoption of SFAS No. 142 is expected to reduce fiscal 2003 annual amortization expense by approximately $108. Instead goodwill will be reviewed for impairment at least annually. The transitional impairment review was performed during the quarter ended February 1, 2003 and the carrying value of goodwill was not impaired.

        For the three and nine months ended January 26, 2002, $139 and $188 of goodwill amortization expense, net of tax benefits was recorded. The following table presents the impact of SFAS 142 on net income and the related per share amounts as if it had been in effect for the three and nine months ended January 26, 2002.

	Three Months Ended		Nine Months Ended
	February 1, 2003	January 26, 2002	February 1, 2003	January 26, 2002
Reported net income	$1,888	$(293)	$9,047	$3,297
Goodwill amortization, net of
tax effects	—	$139	—	$188

Adjusted net income	$1,888	$(154)	$9,047	3,485

Basic earnings per share:
Reported net income per share	$0.10	$(0.02)	$0.49	$0.18
Goodwill amortization, net of
tax effects	—	0.01	—	0.01

Adjusted net income per share	$0.10	$(0.01)	$0.49	$0.19

Diluted earnings per share:
Reported net income per share	$0.10	$(0.02)	$0.47	$0.17
Goodwill amortization, net of
tax effects	—	0.01	—	0.01

Adjusted net income per share	$0.10	$(0.01)	$0.47	$0.18

Intangible assets subject to amortization, which included primarily a non-compete agreement and a patent license, were as follows:
	February 1, 2003	April 27, 2002
Intangible Assets	$550	$550
Less: Accumulated Amortization	(392)	(310)

	$158	$240

        Amortization expense related to other intangible assets was approximately $82 for the nine months ended February 1, 2003 and is expected to be $113 for the full fiscal year ending May 3, 2003.

Note 6. Inventories

        Inventories consist of the following:

	February 1, 2003	April 27, 2002

Raw materials	$6,725	$7,396
Work-in-process	3,173	1,707
Finished goods	7,120	7,369

	$17,018	$16,472

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

        The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

The following table presents information about the Company by geographic area:

	United States	Other	Total
Net sales for the nine months ended:
February 1, 2003	124,925	5,475	130,400
January 26, 2002	101,309	11,373	112,682
Long-lived assets:
February 1, 2003	24,825	308	25,133
April 27, 2002	26,584	261	26,845

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

        The Company’s net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for major league sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales also fluctuate due to seasonality factors, including the timing of the various sports seasons and the impact of holidays, which primarily impact the Company’s third quarter. The Company’s gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for larger custom orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

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

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of February 1, 2003, the Company had an allowance for doubtful accounts balance of approximately $0.7 million.

        Warranty, extended warranty and product maintenance. The Company has created a reserve for standard warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. It also has deferred revenue related to separately priced extended warranties and product maintenance agreements. In the event that the Company would become aware of an increase in its warranty and maintenance reserves, deferrals of additional reserves may become necessary, resulting in an increase in costs of goods sold. As of February 1, 2003, the Company had a total of approximately $3.7 million deferred for these costs and revenues.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2003 (13 weeks)	January 26, 2002 (13 weeks)	February 1, 2003 (40 weeks)	January 26, 2002 (39 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7%	70.7%	66.7%	70.2%

Gross profit	32.3%	29.3%	33.3%	29.8%
Operating expenses	24.1%	29.9%	22.1%	24.4%

Operating income	8.2%	(0.6%)	11.2%	5.4%
Interest income	0.5%	0.7%	0.4%	0.5%
Interest expense	(0.5%)	(1.2%)	(0.5%)	(1.1%)
Other income (expense), net	0.1%	(0.4%)	0.2%	0.0%

Income (loss) before income taxes and
minority interest	8.3%	(1.5%)	11.3%	4.8%
Income tax expense (benefit)	3.4%	(0.6%)	4.4%	1.9%
Minority interest in income of subsidiary	(0.0%)	(0.0%)	(0.0%)	(0.0%)

Net income (loss)	4.9%	(0.9%)	6.9%	2.9%

NET SALES

        Net sales increased 15.7% to $130.4 million for the nine months ended February 1, 2003 as compared to $112.7 million for the same period in fiscal year 2002. Net sales increased 23.8% to $38.2 million for the quarter ended February 1, 2003 as compared to $30.9 million for the same period in fiscal year 2002. Net sales increased for the nine months of fiscal year 2003 versus fiscal year 2002 in the sports and business markets and in services revenue, which include primarily maintenance, equipment services and parts sales. For the quarter ending February 1, 2003 as compared to the quarter ended January 26, 2002, net sales increased in the sports and transportation markets services. On a domestic basis, net sales increased in the sports and transportation markets for the quarter ended February 1, 2003 as compared to the quarter ended January 26, 2002. Year to date net sales in domestic areas were up in the sports and business markets. On an international basis, net sales were down both for the quarter and nine months ended February 1, 2003 as compared to the quarter and nine months ended January 26, 2002. International sales have historically been focused in the sports markets, although for the fiscal year 2003, net sales in the commercial market have grown as a percentage of total net sales internationally. International sales year to date are approximately 5% and 10% of net sales for the nine months ended February 1, 2003 and January 26, 2002, respectively. The Company also began fiscal year 2003 and the third quarter of fiscal year 2003 with a higher backlog of approximately $51 million for both periods, as compared to $37 million and $32 million for the beginning of fiscal year 2002 and the beginning of the third quarter of fiscal year 2002, respectively.

        The increase in the sports markets was focused mainly in the college, university and smaller sports venues, primarily high schools, for the nine months ended February 1, 2003 as compared to the same periods in fiscal year 2002. Net sales in the college and university venues also increased for the quarter ended February 1, 2003 as compared to the same quarter of fiscal year 2002. Net sales to these two areas of the sports market grew in excess of 26% over the third quarter of fiscal year 2002 due to the effects of regionalizing and expanding the sales force, product pricing and contributions from the sports marketing division which raises funds through sale of advertising to fund purchases of the Company’s equipment. Net sales in the major league sports market were relatively flat for the quarter and down slightly year to date as compared to the same periods in fiscal year 2002, however the Company believes that it has significantly grown market share with the major league sports franchises and has booked significant orders which will contribute to net sales in future quarters. The improvements in the sports markets are attributable to many factors including the Company’s breath of products and services, its integration capabilities, its strength and experience in sales and engineering, product quality and relationships it has developed over the years with customers. It expects net sales in the sports markets to be up in total for the fiscal year over the previous fiscal year. The increases in net sales in the sports markets were limited to the domestic markets. Internationally, the Company experienced a decline in net sales in sports markets for both the quarter and nine months ending February 1, 2003, as compared to the third quarter and nine months ending January 26, 2002 although as mentioned previously, net sales internationally have historically averaged less than 10% of total net sales.

        In the business market, the first nine months of fiscal year 2003 included revenues from a significant project with lower overall margins. No comparable project was included in net sales for the first six months of fiscal year 2003. The overall increase in net sales in the business market, which offset the loss of that project, was the result of a 30% increase in standard product sales for the nine months ended February 1, 2003 as compared to the same periods in fiscal year 2002. This increase in standard order volume was partially offset by a small decline in orders for custom projects. The growth is attributable in part to new products developed and the development of the sales staff and distribution channels. As the Company continues to penetrate the business market, including national accounts and further matures its regional sales force, it expects this trend of increasing standard order volume to continue double-digit growth rates. The Company’s ability to generate greater sales to national accounts and similar large customers could cause this rate of growth to develop faster.

        Net sales in the transportation markets were up for the quarter ended February 1, 2003 as compared to the same period of the previous year. The increase in net sales is due primarily to order bookings during the first half of the current fiscal year. The Company began the third quarter of fiscal year 2003 with an unusually high backlog of orders resulting in an increase in net sales of over 80% for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. Year to date net sales are relatively flat for fiscal year 2003 as compared to fiscal year 2002, however its backlog in this market finished the quarter strong down slightly from the beginning of the quarter. The Company expects net sales in the transportation market will continue to grow as its products and sales force further penetrate the market and existing orders are converted to net sales although the growth could be hampered through changes in local, state and federal spending due to budget constraints. For the year it expects net sales in the transportation market to be higher than the previous fiscal year.

        Typically net sales in the sports markets represent approximately two-thirds of total net sales with commercial representing 15% and transportation representing 10%, although these ranges can vary quarter to quarter as a result of the impact of large projects.

        The Company occasionally sells products in exchange for the proceeds of advertising revenues generated from use of products. These sales represented less than 10% of net sales for the quarter and nine months ended February 1, 2003. The gross profit on these net sales has been comparable to the gross profit margin on other net sales.

        The order backlog as of February 1, 2003 was approximately $51 million as compared to $30 million as of January 26, 2002 and $51 million as of November 2, 2002. Historically, the Company’s backlog varies significantly due to the timing of large orders. The dollar increase in backlog as compared to January 26, 2002 was primarily concentrated in the sports markets, however the transportation backlog experienced significant growth on a percentage basis from the end of the third quarter of fiscal year 2002 and since the end of the first quarter of the current fiscal year. Backlog in the business market increased slightly as compared to the previous year as sales grew in standard products, which due to the shorter lead-time, causes a decline in the backlog, although net sales are rising.

        The Company books orders only upon receipt of a firm contract and, in many cases, only after receipt of any required deposits related to the order. As a result, certain orders for which the Company has received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders. Total order bookings for standard orders and contracts for the three months ended February 1, 2003, were up in excess of 70% compared to the three months ended January 26, 2002. Order bookings were up significantly in all three major markets for the quarter and nine months ended February 1, 2003 as compared to the same periods in fiscal year 2002. Within the sports markets orders in major league facilities were down for the nine months ended February 1, 2003 but were up during the quarter ended on the same date as compared to the same periods in the previous fiscal year. It expects to book additional material orders in the major league sports area in the fourth quarter. Orders in the transportation markets were up significantly for the quarter and for the nine months ended February 1, 2003 as compared to similar periods for the previous fiscal year. Within the transportation market, the aviation business is down only slightly year to date as compared to the previous fiscal year, due to the overall conditions of that market.

        The overall growth in orders across all markets over the past nine months, which has translated into net sales, has been the result of a number of factors. Overall, the Company has positioned itself as the leader in large screen video and scoring displays and believes that it offers the most complete, integrated systems for fan entertainment, which it believes has added to orders in the sports markets. It also believes that it’s development of new markets and new uses for its technology have created new opportunities. Also product development, competitive pricing and deployment of a regional sales and service staff have helped drive the increase in orders and net sales. Finally, new products and the lessened effect of the events of September 11th have positively helped order bookings.

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

GROSS PROFIT

        Gross profit increased 36.7% to $12.4 million for the three months ended February 1, 2003 compared to $9.0 million for the same period in fiscal year 2002. For the nine months ended February 1, 2003, gross profit increased 32.2% to $43.5 million as compared to $32.9 million for the nine months ended January 26, 2002. As a percent of net sales, gross profit was 32.3% and 33.3% for the quarter and nine months ended February 1, 2003 as compared to 29.3% and 29.8% for the quarter and nine months ended January 26, 2002. The increase in gross profit margins as a percent of net sales for the quarter was due to a number of factors including those listed in the following paragraphs, improvements in raw material costs, and an overall improvement in expected margins at contract signing, primarily in the business markets which was offset slightly by other markets. These improvements were offset by higher unabsorbed manufacturing costs for the quarter and slightly lower percentage of standard orders that typically produce higher margins. For the nine months ended February 1, 2003 as compared to the nine months ended January 26, 2002, gross profit margins increased as a percent of net sales due to the same positive factors listed above as well as improved overhead absorption due to production volumes and benefits realized from cost reductions in the prior fiscal year. Gross profit for the full fiscal year as a percent of net sales is expected to be higher than the gross profit percentages obtained in fiscal year 2002, but less than the level realized in the first nine months of fiscal year 2003.

        During the quarter ending February 1, 2003, the Company also recognized revenue on two contracts, one related to commissions on sales of advertising contracts and the other for services provided over the past nine months which were not recognized due to the uncertainty of collection. The affect of these two transactions was a 0.7 increase in gross margin percentage. The effect for the year was not material.

        During the third quarter the Company became aware of a provision in the South Dakota sales and use tax laws that could be interpreted to subject the Company to past unpaid use tax and the imposition of use tax in the future against certain equipment the Company sells and installs. The State of South Dakota has verbally confirmed that no such tax will be assessed for periods prior to January 1, 2003, and that in the future, the law could be interpreted to subject the Company to a use tax on equipment. As a result of this, the Company is working with the state to amend the current law to clarify that the Company is not subject to such use taxes. Management is optimistic that the legislation will be passed by the state legislature and signed by the Governor due to its interest in creating a favorable environment for business growth and in clarifying the applicability of the law. If passed, the law would likely become effective July 2003. Based on this, the Company has accrued use tax which was charged against cost of goods sold for January 2003 to cover for the possibility that the Company could become subject to the use tax.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative and product design and development, remained the same for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002 and were $9.2 million. As a percent of net sales, operating expenses decreased from 29.9% to 24.1%. For the nine months ended February 1, 2003, operating expenses increased 7.8% from $26.8 million for the nine months ended January 26, 2002 to $28.9 million for the nine months ended February 1, 2003. For the nine months ended February 1, 2003, all components of operating expenses were affected as a result of the first quarter of fiscal year 2003 containing 14 weeks as opposed to the 13 weeks included in the first quarter of fiscal year 2002. The higher levels of sales for the quarter and nine months ended February 1, 2003, as compared to the previous fiscal year contributed to the improvements as a percent of sales.

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

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies. Selling expenses increased 5.0% to $5.9 million for the three months ended February 1, 2003 compared to $5.6 million for the same period in fiscal year 2002. Selling expenses increased 13.6% to $18.6 million for the nine months ended February 1, 2003 from $16.4 million for the same period in fiscal year 2002. Selling expenses declined to 15.4% of net sales for the third quarter of fiscal year 2003 from 18.1% of net sales for the third quarter of fiscal year 2002. For the nine months ended February 1, 2003, selling expenses were 14.3% of net sales as compared to 14.6% of net sales for the nine months ended January 26, 2002.

        The increases in selling expense dollars resulted from higher levels of personnel, and related costs due to the additional infrastructure put in place in connection with the expansion of the sales staff located outside of Brookings, South Dakota. Also, during the first nine months of fiscal year 2003, the Company wrote down the carrying costs of demonstration equipment by approximately $570,000, primarily due to technology improvements and replacement with newer equipment. The Company also experienced higher postage, marketing, depreciation and various other costs as a result of investments in infrastructure in its sales expansion and regionalization efforts, and the growth in net sales. The Company expects selling expenses to increase slightly during the next twelve months in the absence of changing conditions from the levels of the most recent quarter.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies. General and administrative expenses increased 4.6% to $1.8 million for the three months ended February 1, 2003 compared to $1.7 million for the same period in fiscal year 2002. General and administrative expenses increased 1.5% to $5.2 million for the nine months ended February 1, 2003 as compared to $5.1 million for the nine months ended January 26, 2002, respectively. General and administrative expenses declined to 4.8% as a percent of net sales from 5.6% of net sales for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. For the nine months ended February 1, 2003, general and administrative expenses were 4.0% of net sales as compared to 4.5% of net sales for the nine months ended January 26, 2002.

        The increase for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2003 was primarily due an increase in compensation and benefits costs. For the nine months ended February 1, 2003, increases in professional fees related to fiscal year 2002 audit costs and other professional fees and an increase in depreciation costs related to the capital expenditures in previous quarters were offset by the reduction in amortization expense as required under SFAS 142 and reductions in the costs of training expenses throughout the Company.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies. Product design and development expenses decreased to $1.5 million for the three months ended February 1, 2003 compared to $1.9 million for the same period in fiscal year 2002. Product design and development expenses decreased 1.5% to $5.1 million for the nine months ended February 1, 2003 as compared to $5.3 million for the nine months ended January 26, 2002. Product design and development declined to 4.0% as a percent of net sales from 6.1% of net sales for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. For the nine months ended February 1, 2003, product design and development expenses were 3.9% of net sales as compared to 4.7% of net sales for the nine months ended January 26, 2002.

        Generally, product design and development expenses increase during times when the Company’s engineering personnel are not as involved in long-term contracts, as the same personnel who work on research and development also work on long-term contracts. The Company expects that product design and development expenses will approximate 4.0% of net sales on an annual basis. Product design and development costs during the quarter focused on projects associated with control systems, software development and various video display technology enhancements.

INTEREST INCOME

        The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables. Interest income resulting from these long-term receivables decreased 8.5% to $0.18 million for the quarter ended February 1, 2003 as compared to $0.2 million for the third quarter of fiscal year 2002. For the nine months ended February 1, 2003, interest income declined 8.7% to $0.5 million from $0.6 million for the nine months ended January 26, 2002. The decline for both periods of time was the result of lower average levels of long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on the Company’s notes payable and long-term debt. Interest expense decreased 46.0% to $0.20 million for the three months ended February 1, 2003 as compared to $0.36 million for the three months ended January 26, 2002. For the nine months ended February 1, 2003, interest expense declined 43.9% to $0.68 million from $1.2 million for the nine months ended January 26, 2002. The decrease for both the nine months and the quarter was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding.

OTHER INCOME (EXPENSE)

        Other income (expense) increased from ($0.11) million to $0.06 million for the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. It also increased to $0.32 million for the first nine months of fiscal year 2003 as compared to ($0.04) in the first nine months of fiscal year 2002. This increase for the nine months was the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. Offsetting that gain was a partial write-down of the carrying value of the Company’s investment in a business which markets and partially manufactures products on behalf of the Company in Malaysia due to the effects of the economic conditions there and the performance of that business.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $37.5 million at February 1, 2003 and $28.4 million at April 27, 2002. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the nine months ended February 1, 2003 was $14.1 million. Net income of $9.0 million plus depreciation and amortization of $4.4 million, an increase in accounts payable, accrued expenses, income taxes payable and a decrease in accounts receivable and long term receivables, was offset by an increase in costs and estimated earnings in excess of billings and an increase in inventory. Cash used by investing activities consisted of $4.0 million of purchases of property and equipment as described below. Cash used by financing activities included $1.6 million in proceeds from refinancing certain debt at lower interest rates, and $0.4 million in proceeds from the exercise of stock options, offset by $4.5 million used to pay down the Company’s long-term debt including the portion refinanced.

        The increase in billings in excess of costs and estimated earnings and the decline in accounts receivable resulted from the higher level of sales, occurring late in the quarter. Included in accounts receivable as of February 1, 2003, was approximately $0.1 million of retainage on long-term contracts, all of which is expected to be collected within one year. Accounts payable increased as a result of the growth in net sales as the Company purchased more raw materials during the quarter.

        During the nine months ended February 1, 2003, the Company invested approximately $0.4 million in equipment to be used as demonstration equipment, approximately $0.8 million in rental equipment for primarily its video display rental subsidiary approximately $1.0 million on information systems hardware and software, $0.9 million in manufacturing equipment and various other items, including vehicles and building improvements. These purchases were made to support the Company’s continued growth and to replace obsolete equipment.

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

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $1.8 million for the quarter ended February 1, 2003. The Company intends to continue to incur these expenditures to develop new display products using various technologies to offer higher more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        The Company has a credit agreement with a bank providing for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The line of credit is at LIBOR rate plus 1.55% (2.89% at February 1, 2003) and is due on October 1, 2004. As of February 1, 2003, no advances had been drawn on the line of credit and the bank had issued no standby letters of credit. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. (formerly Servtrotech, Inc.), the Company’s Canadian subsidiary, has a credit agreement with a bank that provides for a $0.2 million line of credit. The interest rate on the line of credit is equal to 1% above the bank’s prime rate of interest (4.5% at February 1, 2003). As of February 1, 2003, there were no advances outstanding against this line. The line is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank that provides for a $100,000 line of credit. The rate on the line of credit is equal to the bank’s prime rate of interest (4.75% as of February 1, 2003). As of February 1, 2003, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

        The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At February 1, 2003, the Company had approximately $15 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through February 1, 2003 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Net sales originating outside the United States through February 1, 2003, were 4.2% of total net sales. It is expected that in the future net sales to international markets may increase as a percentage of net sales; however, the Company does not expect that such increases will be denominated in foreign currencies. As a result, operating results are not expected to become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. However, to the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor and minimize its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company’s financial results in the future.

INTEREST RATE RISKS

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of February 1, 2003, the Company’s outstanding debt approximated $9.3 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of February 1, 2003. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

        In connection with the sale of certain video displays, scoreboards and message display centers, the Company has entered into long-term sales contracts and sales type leases. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of February 1, 2003, the Company’s outstanding long-term receivables were approximately $6.6 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.02 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the three quarters ending May 3, 2003, and the fiscal years following fiscal year 2003. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Principal (Notional) Amount by Expected Maturity (in thousands) Fiscal Year Ending					There- After
	2003	2004	2005	2006	2007

Assets:
Long-term receivables, including
current portion:
Fixed rate	753	1,434	1,195	1,027	710	1,478
Average interest rate	6.4%	7.7%	9.5%	9.7%	9.2%	9.1%
Liabilities:
Long and short term debt:
Fixed rate	735	3,262	1,498	3,407	323	59
Average interest rate	7.4%	7.5%	8.5%	6.3%	9.1%	12%
Variable rate	36
Average interest rate	4.5%

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

22

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

Date February 21, 2003

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

/s/ James B. Morgan James B. MorganChief Executive Officer Date: February 21, 2003

24

Daktronics, Inc.

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

/s/ William R. Retterath William R. RetterathChief Financial Officer Date: February 21, 2003

25