Form 10-K
period 2003-05-03
DAKTRONICS INC /SD/
filed 2003-07-01
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 3, 2003

OR

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________.

Commission File Number: 0-23246

Daktronics, Inc.

(Exact name of Registrant as specified in its charter)

South Dakota (State or other jurisdiction of incorporation or organization)	46-0306862 (I.R.S. Employer Identification Number)

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

Yes |X| No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Yes |  | No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes |X| No |  |

The aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the registrant as of November 1, 2002, computed by reference to the closing sales price of the registrant’s Common Stock on the Nasdaq National Market on such date, was approximately $179,224,000.

The number of shares of the registrant’s Common Stock outstanding as of June 17, 2003 was 18,622,759.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 20, 2003 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended May 3, 2003

EXHIBIT INDEX

Ex 21	SUBSIDIARIES OF REGISTRANT

Ex 23.1	CONSENT OF ERNST & YOUNG LLP

Ex 23.2	CONSENT OF MCGLADREY & PULLEN, LLP

Ex 24	POWER OF ATTORNEY

Ex 99.1	CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER PURSUANT TO 15 U.S.C. SECTION 7241, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Ex 99.2	CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended including statements regarding the Company’s expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond the Company’s ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I.

Item 1. BUSINESS

General

Daktronics, Inc. (the “Company”) is a leading supplier of electronic scoreboards, computer-programmable display systems, large video display systems and related software and services for sport, business, and transportation applications. Its focus is on supporting customers with superior products and services that provide dynamic, reliable, and often unique, visual communication solutions. Its products include a complete line of display products, from small indoor and outdoor scoreboards and electronic displays, to large, multi-million dollar, video display systems as well as related control systems, timing systems, and professional services. It is recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

Services provided by the Company include project management, on-site installation and event support, content creation, product maintenance, marketing assistance and display rentals.

The Company invests a significant portion of its research and development resources into full-color LED (light emitting diode) based display systems and has done so over the past several years. It has continued to improve and further develop its ProStar®, ProAd®, Galaxy® and Vanguard® systems and has converted much of its display offerings from incandescent & reflective technologies to LED- based technology. The Company continues to invest in technology to develop new products and enhancements for a wide variety of existing scoreboard and display products and to find new opportunities for existing products.

Every day, viewers all over the world count on Daktronics scoreboards, displays, and related products for information and entertainment. The Company has sold display systems ranging from small scoreboards under $1,000 to large complex display systems priced in excess of $10 million. Generally, the Company’s product sales are either custom products with contract sizes ranging from approximately $25,000 to $11 million, or standard catalog scoreboards or displays accounting for approximately 25% of the Company’s total annual revenues. Its custom products are typically custom in size, configuration and installation type but are built utilizing standard technology.

The Company’s sales and profitability historically have fluctuated due to the impact of large product orders such as display systems for facilities where professional and major college sports events take place and large commercial systems. The seasonality of the sports market has also played a part in the Company’s sales and profit fluctuations. As a result, sales and net income in the first and second quarters of a fiscal year tend to be generally higher than the third quarter of a fiscal year, followed by higher levels in the fourth quarter, leading into the first quarter of the following year. This seasonality is caused by sales related to facilities for football and other fall sports in the summer and early fall, followed generally by sales related to facilities for basketball and hockey in the fall, and finally facilities for baseball and other spring and summer sports in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality not related to holidays are generally not found in the Company’s business and transportation markets, although the impact of a large order in those markets can cause a significant fluctuation in sales and the resulting profits. Approximately two-thirds of the Company’s sales are in the sports markets with the remaining split between business, transportation and services such as equipment rental, maintenance, service repair and content development. The Company considers itself to be operating in a single industry segment as explained in the notes to the financial statements included in this report.

The Company’s gross margins on large orders tend to fluctuate more than those for smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins. Although the Company follows the percentage of completion method of recognizing revenues for these larger orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

Industry

Daktronics is an established leader in computer-programmable displays and large screen video displays. Growth of these product categories was originally stimulated by the invention of the microprocessor and the continued development and capabilities of the personal computer. Initially, computers allowed companies the capability to bring to market incandescent and reflective technologies controlled by computers. In the past, these incandescent and reflective technologies were key product categories for the Company.

During the mid-1990’s, a technological breakthrough in display technology occurred which contributed significantly to the growth and position of the Company as a world leader – the development of a blue light emitting diode that was visible outdoors, and that could be manufactured in large quantities. This provided the basis for significant future growth in the industry and for the Company. With this development, the Company entered the large screen video display business in 1997. Prior to this development, large screen video displays were primarily made of small cathode ray tubes (“CRT”), were limited in size and the suppliers were generally the same companies that were in the television set business.

The Company leveraged its knowledge of the display business with the availability of high quality blue and green light emitting diodes to broaden its scope and provide not only computer-programmable signage but also large video displays for both outdoor and indoor usage. It also converted most of its incandescent and reflective technologies to lower cost, more efficient, LED based technology.

In general, the industry is characterized by market participants that provide limited product offerings as compared to the Company. For example, most manufacturers of computer programmable displays that are used to show alphanumeric data and graphics do not manufacture large screen video displays and scoreboards. Conversely most large video display manufacturers do not manufacture computer programmable displays, including scoreboards. The Company, however, manufactures both computer programmable displays and large video displays and supplies the software to integrate various components, as well as marketing services, content development and scoring information. This places it in a unique position to serve venues that have numerous requirements such as the typical large sports venue. The Company, through the use of its proprietary Venus® 7000 display control software and its V-Play® video server software, also has the unique capability of time sharing a large screen such as in a large stadium or arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display and providing seamless integration with standard video equipment. Having all these functions integrated into one large display system gives the venue owner significant flexibility in managing the information and entertainment spectators receive that has not been available previously.

Company Background

Dr. Aelred Kurtenbach and Duane Sander founded the Company in 1968 while professors of electrical engineering at South Dakota State University (“SDSU”) in Brookings, South Dakota, in part to utilize the talents of university graduates. One of the key factors contributing to the growth of the Company and its leadership in the industry has been its close relationship with SDSU and other South Dakota colleges and universities that provide the Company an important source of highly educated full-time and student employees.

The Company produced and sold its first product in 1970 - a voting display system for the Utah Legislature. Using some of the technology developed from voting display systems, it expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970’s, computers were integrated into display controllers by the Company to process information provided by an operator and to formulate the information for presentation on a display. At that time, the Company began building computer-programmable information display systems utilizing standard modules in a variety of systems. The use of modular sections for both its smaller and larger display systems allowed the Company to offer customers a broad range of both standard and custom products. Innovations like these helped the Company to obtain a major scoreboard contract for the 1980 Olympic Winter Games and several large college installations early in its history. In the early to mid-1980’s, the Company continued to enhance its controller and display technology, acquired the Glow Cube® reflective display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a major league facility.

During the 1990’s, the Company expanded its product lines, increased market share in its existing markets and developed new markets for it products. For example, it enhanced its Starburst® multi-color incandescent display technology by developing a new lens and reflector design to capture viewer attention and reduce energy consumption. It developed display control circuitry capability to display 16 million possible color combinations at 30 frames per second for Starburst® displays. The Company utilized this circuitry to develop technology for LED video displays. Historically, the Company built and enhanced products through its ability to transition technology from one application to another. This remains a key initiative for the Company.

With the advent of full-color LED display systems, including software, the Company made significant progress in building market share through quality products and services utilizing its technical expertise to become one of the world’s leaders in its market. Its products are now seen in many major league sports complexes, including fully integrated systems at the American Airlines Center in Dallas, Texas; Gillette Stadium in Foxboro, Massachusetts; Ford Field in Detroit, Michigan; several major colleges, universities and other amateur facilities and events including the 1996, 2000, and 2002 Olympic Games; many commercial installations including, multi million dollar displays in Times Square, New York; Las Vegas, Nevada; Branson, Missouri; small message signs for national retailers and fast food chains; and complex transportation systems such as over the road message displays for over 30 state and federal agencies including Departments of Transportation in Virginia, New Jersey, New York, Rhode Island, California, Washington, Delaware, Illinois, Pennsylvania, Mexico, Canada, and New Zealand.

Over the past few years, the Company has achieved significant recognition and awards for its products and financial performance. In 2001, the Company’s Chairman, Dr. Aelred Kurtenbach, was awarded the national 2000 Ernst & Young Entrepreneur of the Year® award for the manufacturing category. The Company has also been named, on numerous occasions, the South Dakota Business of the Year by the South Dakota Chamber of Commerce and Industry. Daktronics was ranked 52nd on Forbes list of the 200 Best Small Companies in America in 2001, 83rd and 27th in 2002 and 2001, respectively, on the list of America’s Fastest Growing Small Companies by Fortune Small Business Magazine. It was also ranked 100th on the list of the 100 Best Small Companies in 2001 by Business Week Magazine and 18th on the list of the 100 Fastest Growing Tech Companies by Business 2.0. in 2002. According to a recent industry report, the Company has the largest share of the worldwide market for LED video displays and is considered the number one LED text display supplier in the world.

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

The two principal components of most of the Company’s systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and other integrated sources and to formulate the information, graphics, or animation to be presented on the display. The display controller controls each of the pixels (dots or picture elements that make up the image) on the display to present the message or image.

Data can be transferred between the display controller and local and/or remote displays. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard and cellular telephone connections, and satellite transmissions, are used to connect to remote displays.

Within each product family, the Company produces both standard and custom displays that vary in complexity, size and resolution. Generally, a large, full-color video display is significantly more complex than a standard alternating time and temperature display. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount of information to be displayed at one time. Generally, for displays other than fixed digit displays, the light source or pixels are spaced farther apart for longer distance viewing. The resolution of a display is determined by the size and spacing of each pixel, with smaller, more densely packed pixels creating higher resolution images. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays which typically are viewed from a passing vehicle only within a narrow angle from the display.

The Company’s display technology has changed significantly since the mid 1990’s when incandescent lamps were the primary display element, to the present where LED technology is the primary display element. The invention and availability to the Company of the blue and green LED in the mid 1990’s, along with the already available red LED, allowed the introduction of full color video displays using LED’s, as red, green and blue are the primary colors utilized to form all other colors in any video display.

The availability of improved high brightness, cost effective red and amber LED’s has made them the preferred display element for monochrome displays, replacing both incandescent and reflective technologies in most applications.

The Company is now offering LED based products across its entire product line that for the most part preempt the incandescent lamp and reflective technology products previously offered. LED technology excels over incandescent technology with superior viewing characteristics, energy efficiency, cost of maintenance, and lifetime. It excels over reflective technology in all the same areas except energy efficiency, as the reflective technology was extremely energy efficient. The vast majority of displays sold by the Company today utilize LED technology.

Most of the Company’s display technologies rely on one or more of the Company’s control software products to manage the display. These software products range from simple scoring entry consoles to the Venus® 1500 display control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays, and the Venus® 7000 display control system that controls multi-color displays and video boards, providing the ability to create graphics and animation as well as interfacing with third-party software for content.

Product Families and Technologies

The Company’s product offering is comprised of four major product families. Each product family incorporates the basic display and controller technology tailored to a specific market application. As a result, there is significant sharing of technology between the product families. The Company’s engineering resources are organized within a specific product development team assigned to each of the four product families. Each of these design teams operates autonomously in advancing the capabilities and offerings of their respective product families. The four product families include:

•

Sport Products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, controllers and timing systems

•

Video Products, primarily ProStar® and ProAd® displays

•

Business Products, primarily Galaxy® displays

•

Transportation Products, primarily Vanguard® displays

Sport Products. The Sport Products family includes a full line of indoor and outdoor scoreboards. The indoor products, which are available in LED technologies, range from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers and advertising panels.

Outdoor scoreboards, which are available in LED and incandescent technologies, also range from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels.

The Company expects that Sport Products sales in the future will continue to focus on LED technology due to the lower power consumption, longer life and resulting lower maintenance costs. Substantially all current indoor Sport Products sales are LED technology, while for outdoor applications, LED technology comprises more than 50% of sales in this group, and is steadily growing. Since most of the products within the Sport Products group have significant standardization, the Company has been able to make progress on its goal to deliver the highest quality products, while maintaining consistent and favorable margins.

The Company offers a variety of internally developed controllers complementing its scoreboards and displays, which vary depending on the sport and complexity of the system. These controllers vary in price and complexity from the All Sport® 1600, which is an entry-level controller for scoreboards, to the All Sport® 5000 which is designed for more sophisticated scoring systems allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections and other means.

The Company also offers timers for timed sports events, primarily aquatics and track competitions. In fiscal year 2003 the company introduced its Omnisport® 2000 timing system. The timer has the capability to not only to time and rank the competitors, but also to interface to event management software, created by other third parties, to facilitate the administration of the sporting event.

Finally, the Company markets sports statistics and results software under the DakStats® trademark to complement the controllers. The DakStats® software allows scorekeepers and statisticians to enter and display sports statistics and other information on certain of the Company’s scoreboards and displays. The DakStats® baseball software was first used in 1988 by the AAA minor league Buffalo Bisons and has now been installed at several major league facilities, including Oriole Park at Camden Yards, Jacobs Field, The Ballpark in Arlington and Coors Field. The Company has developed proprietary statistics and results software for several other sports such as football, volleyball, basketball, auto racing and skiing.

Video Products. The Video Products family consists primarily of displays comprised of a large number of pixels capable of creating various levels of video, graphics, animation, text, and controllers which manage the operation of the display. The Video Products group has been the most significant product group for the Company in terms of net sales.

The video display products are based on red, green and blue LED’s arranged in various combinations to form pixels or picture elements. The electronic circuitry which controls the pixels allows for varying the relative brightness of each LED to provide a full color spectrum thereby displaying video images in striking, vibrant colors.

The Company offers a wide range of video display products for different applications and budgets. Variables in the video display include the spacing of the pixels (pixel pitch), the brightness of the displays, the number of discrete colors (color resolution) that the circuitry is able to produce and the viewing angle. In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with no maximum to the size of display that can be built. In general, the more pixels and the more color resolution the better the video image on the display.

The Company’s Prostar® displays offer specifications second to none in the industry. At the high end, the product is capable of producing 4.3 trillion colors.

In addition, the uniformity of colors across the display is important in the quality of the video image. The Company’s proprietary display control circuitry along with proprietary manufacturing procedures provides extremely uniform colors across the display.

The first Prostar® systems were installed in the fall of 1997. Since that time it has become the world’s leading large screen video display product. The Company has installed hundreds of displays in both indoor and outdoor applications such as major league facilities, colleges and universities, and municipal and high school sporting facilities.

This technology is also popular in commercial applications such as Times Square in New York City, casinos, billboards and other entertainment and business applications. Currently, the Company offers a wide range of pixel spacings from 6mm to 34mm. The 6mm application provides the user with the greatest pixel density and the 34mm is the most cost effective for physically large displays. The Company has been recognized by display industry experts as the world’s leading supplier of LED video display systems across all markets.

In the late 1990’s the Company adapted the technology used in its ProStar® product line to introduce the ProAd® digital advertising and information display system. ProAd® technology uses similar red, green, and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations, primarily on the fascia of the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring and statistics and video designed to entertain.

The Company’s main controller for video displays is its Venus® 7000 controller which is built on the Windows® operating system. This is a PC-based, high-end controller that provides advanced capability for control of large animation/video displays. The V-Play® event management software, which was released in fiscal year 2001, provides facilities with integrated and sophisticated event management capabilities with integration to video equipment. It provides instant replays, live action and overlays of information, and allows for the organization and playback of digital video and audio clips.

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

During fiscal year 2003, the Company developed its ProRail™ technology. This product combined with the ProAd® system typically serves as a replacement for the fascia of an upper deck in a stadium or arena, allowing the stadium contractor to save on construction costs. In addition it offers ease of access to service the ProAd® displays and in some cases improved site lines for the fans.

The Company acquired a small video event services company in 2000 and merged it into the Company under the brand name of KeyframeSM video services. KeyframeSM is primarily a service provider to customers who have invested in ProStar® and ProAd® systems and require assistance in creating and enhancing the content displayed on the video displays. These services include a wide range of offerings from complete event management to creation of custom video, animations and graphics for the displays and training services.

Business Products. The key product line in the Business Products family is the Galaxy® product line which includes various indoor and outdoor business applications intended primarily as text-based message displays, including displays with graphics capability. All of the current of products within the Business Products group utilize LED technologies.

Galaxy® displays, available in both indoor and outdoor models, have become the Company’s leading product line for business applications and are expected to be a key product line for the Company’s growth in the business markets. Monochrome Galaxy® displays in outdoor applications are either red or amber with pixel spacing ranging from 20mm to 89mm, depending on size and viewing distance and are used primarily as message centers to convey information and advertising to the consumers and the public. This product line has been the key driver in the Company’s growth in national accounts used in exterior signage applications. The Company offers indoor models with pixel sizes starting at 7.62mm for applications in commercial accounts as well as transportation and airports. The modular design of the product allows the Company to configure a display to readily meet the size requirements of each customer.

Other product lines within the Business Products group include its DataTrac™, DAKTicker® and InfoNet™ displays. The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. DAKTicker® displays are used primarily in financial institutions for ticker displays and other financial information. The InfoNet™ product line includes line-oriented displays for indoor use which are available as single or multi-line units.

All DataTrac™, DAKTicker ® and InfoNet™ products have a controller in the display that is capable of receiving a downloaded display program, and then operating independently to display that program until a new program is downloaded to it. This controller, called an MDC (Multi-purpose Display Controller), is expected to be a key building block for future product growth and expansion of the Company character-based, line-oriented and matrix display product offering.

The majority of the Company’s Business Products group’s products utilize the Company’s Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training, and is applicable to all general advertising or message presentation applications. The Company also provides software that allows OEM customers (system integrators) to write their own software using the Venus® 1500 software developer’s kit to communicate to other displays. Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

Transportation Products. The Transportation Products group includes a full line of electronic displays and controllers marketed primarily under the Vanguard® product line. Vanguard® displays are typically installed over roads to help direct traffic and inform motorists. The Company has also developed a control system for these displays to help manage a network of displays. Both the LED based displays and the software are NTCIP (National Transportation Communications for ITS Protocol) compliant and meet the various requirements imposed by government and other regulatory bodies. During fiscal year 2002, the Company also introduced its Vanguard VP-1000 model, a portable roadside variable message display. This display, which runs on batteries and is built on LED technology, is generally controlled by remote wireless means.

Marketing and Sales

The Company’s display systems have been sold throughout the United States and in many other countries. Its products are marketed and sold worldwide through a combination of direct sales personnel and independent resellers. In the United States and Canada, the Company utilizes primarily a direct sales force for major league sports, colleges and universities, convention centers and transportation and other commercial sports entities. In the smaller sports venues, primarily high schools and similar facilities, as well as commercial facilities, the Company utilizes a combination of direct sales staff and resellers.

The majority of the products sold by resellers are standard or “catalog” products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. The majority of all models are built to order and quoted for shipment in 30 to 90 days after order acceptance. The Company supports its resellers through national and regional direct mail advertising, trade journal advertising and trade show exhibitions. Members of the Company’s direct sales force support resellers in the field, and the Company’s sales staff provide daily telephone support. The Company believes that it can expand market share by expanding its direct sales force, increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

The Company’s direct sales force is comprised of a network of 32 offices throughout the United States supporting all customer types in both sales and service. In addition to supporting resellers as mentioned above, the direct sales staff also sells the entire range of products and with the exception of the international market, directly sells substantially all the large video display systems for the Company. Over the last few years the Company has developed 2 regional sales and service approach to compliment the customer type (market) sales focus it had been using previously. This has caused a significant investment in sales infrastructure to encourage more team selling across markets and more efficient use of the Company’s sales staff. For example, previously a sales person specializing in colleges and universities tended to overlook opportunities in the business markets as that was covered by another direct sales person. Under the current approach, although the sales personnel will retain a focus in a particular market or markets, they are now responsible as a regional team member to uncover opportunities for the other markets and to transition their knowledge into the other markets to help close orders.

When the Company targets a potential costumer for a display system, the prospect is contacted either directly or through a reseller. Frequently, engineers, technicians, and direct sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. The Company also regularly hosts prospective customers at its manufacturing facility to demonstrate product quality and delivery capability.

The Company’s direct sales staff is also responsible for international sales in their respective markets. Its direct sales staff works primarily through resellers and during fiscal years 2003, 2002 and 2001, approximately 5.2%, 7.4% and 6.8% of the Company’s net sales, respectively, were derived from international sales. International sales fluctuate from year to year based on the timing of large projects like Olympic events and other large system sales. A typical term of sale for international projects includes a letter of credit or payment in advance in United States dollars. The Company believes that in addition to substantial growth that it expects will still occur in the domestic markets, it will also achieve growth in the international markets. Generally the growth and product acceptance of displays in the business market is inhibited in varying degrees by local zoning ordinances relating to signage.

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

In fiscal year 2001, the Company acquired SportsLink, Ltd., a large screen video rental display company based in Brookings, S.D. SportsLink was founded in 1995 and rents a number of large screen video displays for various types of events. It also provides support services in connection with the rental at events. The Company believes rentals provide an excellent method to demonstrate the Company’s product and service capabilities.

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

Business	Banks, auto dealers, shopping malls, casinos, retail stores, hotels, motels, restaurants, financial institutions and other businesses.
Transportation	State and local departments of transportation, airlines, airports and related industries, transit authorities and legislatures and assemblies.

The Company has a large and diverse customer base. As a result, the loss of a major customer would not have an adverse impact on the Company.

Customer Service and Support

The Company believes that its prompt and reliable customer service distinguishes it from many of its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 5 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including help desk access, parts repair and replacement, and programming support for video, animation and other display information. The Company staffs its help desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer’s equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. The Company’s modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company’s principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

The Company’s KeyframeSM group provides a variety of services for its customers, including video and animation production, event support, control room design, on-site training, and continuing technical support for operators of video displays.

The Company believes that its customer support program is essential to continued market penetration. To enhance the level of service available to its customers, the Company has established approximately 32 sales and service centers throughout the United States and plans to open other service centers in the future. Sales of the Company’s standard and, to a lesser degree, custom products to small and mid-sized sports venues and business customers are also made through these offices. The Company also uses a network of authorized service companies in other domestic locations and in a number of other countries to service and maintain its products.

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

The Company employs engineers and technicians in the areas of mechanical design, electronics design, applications engineering, and customer and product support. Unlike some companies who depend on contract engineering from outside vendors, the Company uses in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace. The Company assigns product managers from its engineering staff to each product or product family to assist its sales staff in training, to implement product improvements and to ensure that each product is designed for maximum reliability and serviceability. The Company’s product development personnel also modify existing products and develop new products to comply with rule changes for particular sports. The Company also invests in new creative technologies that appear in the market place as well as in companies developing these new technologies.

Daktronics engineering department consists of four product-development groups aligned with the primary product families, namely:

•

Sport Products Engineering

•

Video Products Engineering

•

Business Products Engineering

•

Transportation Products Engineering

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

Product development expenses for fiscal years 2003, 2002 and 2001 were approximately $6,918,000, $7,442,000 and $5,685,000 respectively.

Manufacturing and Technical Contracting

As a vertically-integrated manufacturer of display systems, the Company performs most sub-assembly and substantially all final assembly of its products. The Company also serves as a technical contractor for customers who desire custom hardware design, custom software development, installation, or other technical services.

Manufacturing Operations

The Company’s manufacturing operations include component manufacturing (printed circuit boards) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly owned subsidiary, manufactures printed circuit boards primarily for the Company at its separate production facility located in Brookings, South Dakota. The Company augments its production capacity with the use of outside subcontractors, which provides it with increased capacity, primarily for metal fabrication and loading printed circuit boards.

The Company uses a modular approach for manufacturing its displays. Standard product modules are designed and built to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. The Company inventories finished goods of a very limited supply of standard products and builds to order most other standard and custom products. It designs product modules so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service. Certain components used in the Company’s products are currently available from a limited number of sources. To reduce its inventories and enhance product quality, the Company elects to purchase certain components from a limited number of suppliers who are willing to provide components on an “as needed” basis. From time to time, the Company enters into pricing agreements or purchasing contracts under which it agrees to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year. In scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. The Company’s order entry, production and customer service functions are also consolidated through an ERP system to facilitate communication throughout the entire sales, design, production and delivery process.

Technical Contracting

Daktronics serves as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state of the art display systems for large installations typically involves competitive proposals by the Company and its competitors. As a part of its response to a proposal request, the Company may suggest additional products or features to assist the prospective customer in analyzing the optimal type of computer-programmable information display system. If requested by a customer or if necessary to help secure a bid, the Company will include as a part of its contract proposal the work necessary to prepare the site and install the display system. In such cases, the Company may serve as the general contractor and retain subcontractors. With each custom order, the Company forms a project team to assure that the project is completed to the customer’s satisfaction. Key members of a project team include a project manager, sales person, mechanical design team, electronics and software team, manufacturing team, animation programmer, installation supervisor and a senior manager.

Backlog

The Company’s backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 24 months and was approximately $50 million as of May 31, 2003 and $44 million as of June 1, 2002. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company’s backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the customers project schedule or other factors.

Competition

The computer-programmable information display industry is highly fragmented and characterized by intense competition in certain markets. There are a number of established manufacturers of competing products who may have greater market penetration in certain market niches or greater financial, marketing and other resources than the Company. Because a customer’s budget for the purchase of a computer-programmable information display is often part of that customer’s advertising budget, the Company may also compete with other forms of advertising, such as television, print media or fixed display signs. Competitors might also attempt to copy the Company’s products or product features.

Many of the Company’s competitors compete in only one or a few of the market niches served by the Company. There are generally more competitors in markets that require less complicated information display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are generally fewer competitors. Nevertheless, competition may be intense even within markets that require more complex display systems.

During fiscal year 2003, there was a considerable amount of change in competitors within the video display portion of the Company’s business. The changes included new competitors, consolidation of competitors and various other changes. The Company believes that these changes have an impact on the market as a whole, however it believes that as a result of its experience and its approach to the market, it can continue to grow and expand its business.

The Company competes based on its broad range of products and features, advanced technology, prompt delivery, and reliable and readily available customer service. The Company also strives to provide cost effective products and solutions for its customers. Contrary to the Company’s focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower cost display systems which, in the Company’s belief, are of a lesser quality with lower product performance or customer support. If a customer focuses principally on price, the Company is less likely to obtain the sale. To remain competitive, it must continue to enhance its existing products, introduce new products and product features, and provide customers cost effective solutions to their scoring or display needs.

Government and Other Regulation

In the United States and other countries, various laws and regulations restrict the installation of outdoor signs and computer-programmable information displays. These regulations may impose greater restrictions on computer-programmable information displays due to alleged concerns over aesthetics or driver safety if a “moving” display is located near a road or highway. These factors may prevent the Company from selling products to some prospective customers.

Some of the Company’s products are tested to safety standards developed by Underwriters Laboratories® in the United States as well as similar standards in other countries. The Company designs and produces these products in accordance with these standards. The Company’s printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. The Company’s manufacturing operations must also meet various safety related rules and regulations. The Company believes it is in compliance with all applicable governmental laws and regulations.

Intellectual Property

The Company holds a number of U.S. patents and has a number of U.S. patent applications pending. The patents pertain primarily to the Company’s LED and incandescent display technologies and product features, and to its water-submersible swimming touchpads. The Company also relies on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for its products. It owns and uses a number of trademarks on or in connection with its products, including the stylized Daktronics “D” logo. These trademarks are registered in the United States and other countries. The Company also has numerous trademark applications pending. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company’s product drawings, software and other works of authorship are also subject to applicable copyright laws. The Company provides software to its customers in only machine-readable object code to help preserve trade secret protection that may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company’s products.

Employees

As of May 30, 2003, the Company employed 843 full time employees and 395 part time and temporary employees. Of these employees, approximately 522 were in manufacturing, 370 in sales, marketing and customer service, 273 in engineering, and 73 in administration. None of the Company’s employees are represented by a collective bargaining agreement. During the past fiscal year, the Company had reports that a trade union had contacted certain of the Company’s employees by phone, mail and in person. No union representative has made any attempt to contact the Company’s management and the Company is unaware of any demand for recognition or any allegations of unfair labor practices. The Company continues to believe its employee relations are good.

Available Information

The Company’s internet website is http://www.daktronics.com. The Company makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission through a link to the Commission’s internet site at http://www.sec.gov. Information contained on the Company’s website or linked through its website is not part of this report.

Executive Officers of the Registrant

NAME	AGE	POSITION

Aelred J. Kurtenbach	69	Chairman of the Board
James B. Morgan	56	President, Chief Executive Officer, and Director
Frank K. Kurtenbach	65	Vice President, Sales and Director
William R. Retterath	42	Chief Financial Officer, Treasurer
Carla S. Gatzke	42	Personnel Manager, Corporate Secretary

Aelred J. Kurtenbach, Ph.D. is a co-founder of the Company and has served as a director of the Company since its incorporation. Dr. Kurtenbach is currently Chairman of the Board. He also served as President of the Company until 1999 and as Treasurer until 1993. Dr. Kurtenbach has 45 years of experience in the fields of communication engineering and control system design, technical services, computer systems, electrical engineering education and small business management. Dr. Kurtenbach has B.S., M.S. and Ph.D. degrees in Electrical Engineering from the South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

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

Frank J. Kurtenbach joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division, which was expanded to include other products in 1981. He has served as the Company’s Vice President of Sales for the Company since 1982, as a director since 1984 and as Vice President, Sales since November 1993. Mr. Kurtenbach has a M.S. degree from South Dakota State University.

William R. Retterath, CPA joined the Company in 2001 as its Chief Financial Officer and Treasurer. Mr. Retterath previously served as the Chief Financial Officer of MQSoftware, Inc. and from 1999 through 2000 was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche. Mr. Retterath holds a BS in Accounting from the University of Minnesota.

Carla S. Gatzke joined the Company in 1981 while earning her bachelor’s degree in electrical engineering from South Dakota State University. Upon graduation, she worked full-time as a Systems Sales Engineer. After a leave of absence to complete a Master’s in Business Administration at Drake University, she served as manager of Star Circuits, Inc., the Company’s circuit board subsidiary. In 1992, she moved to Administration and currently manages Personnel and Enterprise Information Systems.

Item 2. PROPERTIES

The Company currently owns and occupies a total of approximately 288,000 square feet in adjoining facilities located on a Company-owned 40-acre site in Brookings, South Dakota. During fiscal year 2002, SportsLink, Ltd. purchased an 88,000 square foot facility located on adjacent property to the Company’s main facilities. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary. Daktronics Canada, Inc. occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement. The majority of the Company’s sales and service offices located throughout the United States are small offices, generally under 5,000 square feet leased under operating leases.

Item 3. LEGAL PROCEEDINGS

The Company is involved in a variety of legal actions relating to personal injury, customer contracts, and other legal matters that arise in the normal course of business. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders though a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Daktronics common stock currently trades on the NASDAQ National Market System under the symbol “DAKT”. As of May 3, 2003 the Company had 529 shareholders of record. Following are the high and low sales prices for the Company’s common stock (amounts have been adjusted to the two-for-one stock split approved on May 24, 2001):

	Fiscal Year 2003		Fiscal Year 2002

	High	Low	High	Low

1st Quarter	$10.87	$7.30	$16.59	$8.50
2nd Quarter	$10.95	$8.45	$11.50	$6.15
3rd Quarter	$15.66	$9.13	$8.85	$6.56
4th Quarter	$17.10	$12.86	$9.50	$6.28

On May 24, 2001, Daktronics approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend. Stockholders of record at the close of business on June 11, 2001 received one additional share for each share of common stock on that date of record. Daktronics stock began trading on the split-adjusted basis on June 25, 2001.

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings are expected to be retained for use in the operation and expansion of the Company’s business. Provisions of the Company’s bank credit agreement limit the Company’s ability to pay cash dividends.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the 53 week period ended May 3, 2003 and each of the two years in the 52 week periods ended April 27, 2002 and April 28, 2001 and the balance sheet data at May 3, 2003 and April 27, 2002, are derived from, and are qualified by reference to the audited financial statements included elsewhere in this report. The statement of operations data for the years ended April 2000 and April 1999 and the balance sheet data at April 2001, 2000 and 1999 are derived from audited financial statements not included in this report.

	2003	2002	2001	2000	1999

Income Statement Data:
Net Sales	$177,764	$148,773	$152,331	$123,350	$95,851
Operating Income	19,825	9,103	14,451	9,996	7,056
Net Income	12,458	4,892	8,685	6,224	4,220
Diluted Earnings per Share*	0.64	0.25	0.46	0.34	0.24
Weighted Average Diluted Shares Outstanding*	19,515	19,230	18,874	18,414	17,898

Balance Sheet Data:
Working Capital	$39,700	$28,353	$26,967	$20,663	$20,592
Total Assets	102,527	87,346	90,214	72,407	62,619
Long-Term Liabilities	8,198	11,651	12,004	8,977	9,503
Shareholders’ Equity	65,303	51,501	45,823	36,231	29,501

*

Amounts have been adjusted for the two-for-one stock splits approved on December 7, 1999 and May 24, 2001.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

The Company designs, manufactures, and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include sport, business, and transportation.

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

The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal year 2003 contains 53 weeks and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52-week year and 13-week quarter.

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

The Company believes the following critical accounting policies require significant judgments and estimates in the preparation of its consolidated financial statements:

Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Generally, contracts entered into by the Company have fixed prices established and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as soon as such changes in estimates become known.

Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of May 3, 2003, the Company had an allowance for doubtful accounts balance of approximately $0.9 million.

Warranties. The Company has created a reserve for warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. In the event that the Company would become aware of an increase in its warranty reserves additional reserves may become necessary, resulting in an increase in costs of goods sold. As of May 3, 2003, the Company had a total of approximately $3.9 million deferred for these costs.

Extended warranty and product maintenance. The Company has deferred revenue related to separately priced extended warranty and product maintenance agreements. In the event that the Company would become aware of an increase in its estimated costs under these agreements in excess of its deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of May 3, 2003, approximated $0.04 in additional reserves were provided for.

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

Results of Operations

The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Income for the fiscal years ended May 3, 2003, April 28, 2002 and April 27, 2001:

	Years Ended

	May 3, 2003	April 28, 2002	April 27, 2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.7	69.7	70.3

Gross profit	33.3	30.3	29.7
Operating expenses	22.1	24.2	20.2

Operating income	11.2	6.1	9.5
Interest income	0.4	0.6	0.5
Interest expense	(0.5)	(1.0)	(1.0)
Other income (expense), net	0.5	(0.2)	0.2

Income before income taxes	11.6	5.5	9.2
Income tax expense	4.6	2.2	3.5

Net income	7.0%	3.3%	5.7%

Net Sales

Net sales increased 19.5% to $177.8 million for fiscal year 2003 as compared to $148.8 million for fiscal year 2002. Net sales in all three major markets of the Company increased in fiscal year 2003 over fiscal year 2002. The increases in the sports markets were across all components from smaller institutions such as high schools and recreation centers, to professional sports facilities. The most significant area of growth was in the mid-sized institutions, primarily colleges, universities, minor league sports facilities and larger municipal stadiums and arenas. Although professional sports facilities sales were also up during the year, its rate of growth slowed and net sales to professional sports facilities are expected to decline in fiscal year 2004 from 2003. The Company believes that the growth in the sports market was due primarily to growth in market share, an expanding market as the Company’s products have become more affordable, and its overall product offerings which the Company believes are the most complete and integrated systems in the marketplace. In addition, it benefits from its network of sales and service offices throughout the country, giving it the ability to serve its customers more effectively. The Company believes that the effects of the economy have a lesser impact on the sports market, as compared to its other markets since its products are generally revenue generation tools (through advertising) for facilities and the sports business in general is a recession resistant business. It does, however, expect that a continuation of current economic conditions will have an impact on sales. Finally, during the second half of fiscal year 2003, there were significant changes in the mix of competitors seeking business in the United States sports markets, however the Company believes it is still well positioned with respect to the competition.

Orders in the sports markets were also up during the year. Most of the increase in order bookings was concentrated in the mid-sized institutions. Orders related to professional sports facilities were down year over year; however in the last quarter of fiscal year 2002, the Company booked an unusually high level of orders for major league facilities which generated net sales in fiscal year 2003.

The increase in net sales for the business markets was the result of an expanding line of products, a growing distribution network and the overall growth in product acceptance, as commercial establishments understand the advantages of LED based electronic displays. These positive factors have been partially offset by the declining economic conditions and the constraints that exist in the marketplace in general related to the obtaining of permits to install electronic displays. In addition, the Company has focused on sales to national accounts, primarily national retail type organizations and billboard companies. During the year, sales to this area of the market began to decline, however the Company believes that this portion of the business market will see growth in the future. The Company also believes that sales in the business market is expected to continue expanding at rates faster than what the Company experienced in fiscal year 2003, however growth in this market is dependant on the state of the economy. The increase in orders for the year in this market was also due to the same factors affecting sales as most of the business in this market is comprised of orders that generally ship quickly compared to orders in some other markets of the Company where lead times may be longer.

The increase in sales in the transportation market was due to a number of factors, including the overall product offerings, and its efforts in previous years to grow and develop its relationships with customers, including departments of transportation and transportation system integrators, resulting in repeat sales. The increase in the transportation market was partially offset by a decline in sales in the aviation portion of the market which is primarily the result of the state of that business overall, but also due to the inclusion in fiscal year 2002 of a single large order for a major airline. No similar order in that portion of the transportation market existed in fiscal year 2003. The increase in orders for the year in this market was also due to the same factors affecting sales.

Net sales decreased 2.3% to $148.8 million for fiscal year 2002 as compared to approximately $152.3 million for fiscal year 2001. Net sales in the sports and transportation markets increased in fiscal year 2002 over fiscal year 2001, while sales in the business markets declined, offsetting the sports and transportation increases. The increases in the sports markets were primarily in smaller venues as compared to larger venues. The larger venue revenues were down as a result of the actual timing of orders, which were booked later than expected in the fourth quarter of fiscal year 2002. Order bookings were up in all categories of the sports market, including large and small venues.

The decline in net sales for the business markets in fiscal year 2002 as compared to 2001 was the result of the slowing economic conditions experienced during most of the second half of fiscal year 2002 and the impact of a large order in fiscal year 2001 that was not repeated in fiscal year 2002. A single large order in the business market had contributed approximately $10 million in net sales in fiscal year 2001. Excluding the revenue from that single large order, sales in the business market were approximately flat in fiscal year 2002 as compared to fiscal year 2001. Finally, offsetting the decline in the business markets due to the factors mentioned was an increase in sales to national accounts in the fourth quarter of fiscal year 2002.

Overall sales in fiscal year 2002 as compared to fiscal year 2001 were affected by delays in booking orders across all markets beginning late in the second quarter and through the third quarter as customers hesitated due to the effects on the economy after the events of September 11, 2001. As the Company progressed into the fourth quarter of fiscal year 2002, the trend of flat and declining sales overall reversed and the Company began to see increasing sales.

The Company’s backlog at the end of the fiscal year 2003 was approximately $50 million, as compared to $51 million at the end of fiscal year 2002. The backlog was primarily in the sports markets and as compared to fiscal year 2002 was comprised of a more regular stream of order bookings occurring throughout the months preceding the end of the fiscal year. This compares to the backlog at the end of fiscal year 2002 which was higher than what would have been expected in the normal course of business as an unusually large number of orders booked late in the fourth quarter as a result of orders being delayed in mid to late fiscal year 2002 due to the events of September 11, 2001. Backlog varies significantly quarter to quarter due to the effects of large orders and significant variations can be expected as explained previously herein. In addition, the Company’s backlog is not necessarily indicative of future sales or net income, also explained previously.

The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for each of fiscal year 2003, 2002 and 2001. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations.

Gross Profit

Gross profit increased by 31.3% from $45.0 million in fiscal year 2002 to $59.1 million in fiscal year 2003. As a percent of net sales, gross profit increased from 30.3% in fiscal year 2002 to 33.3% in fiscal year 2003. The increase in gross margin dollars was due to the higher level of net sales mentioned above and an improvement in the gross profit as a percent of net sales. The increase in the gross profit margins as a percent of net sales was due to a number of factors including improvements in raw materials costs, an overall improvement in expected margins at contract signing in the sports and business markets, and improved overhead absorption due to production volumes and benefits realized from cost reductions in fiscal year 2002. Within the sports markets, the Company experienced a decline in the gross margin percentage in the professional sports facilities portion of the sports markets during fiscal year 2003 due primarily to the competitive nature of the business in that area. It also experienced declines in gross margin percentages in its transportation markets.

The increases in gross margin percentages were offset partially by negative impacts of costs incurred which are not expected to continue into 2003 as the Company worked hard to reduce inventory levels, incurring higher costs related to excess and obsolete inventory. The Company continues to strive towards higher margin percentages, although depending on the actual mix of net sales in the future, margin percentages may not actually increase. It does however expect that the gross margin percentage will decline to lower levels in fiscal year 2004, but that it can increase gross margin percentage in 2005 and beyond.

Gross profit decreased from $45.2 million in fiscal 2001 to $45.0 million in fiscal 2002. Gross profit percentage increased from 29.7% in fiscal year 2001 to 30.3% in fiscal year 2002. The decrease in gross margin dollars was due to the lower level of sales in fiscal year 2002 mentioned above offset by improvements in the gross margin percentage on some specific long-term contracts and an improvement in product mix between higher margin standard products and lower margin long-term contracts. The higher than expected margins on certain long-term contracts resulted from various factors such as improvements in certain raw materials prices and higher negotiated margins on a few significant long-term contracts. The increases were offset partially by the negative impacts of inventory obsolescence.

Operating Expenses

Operating expenses, which are comprised of selling, general and administrative and product design and development costs increased by approximately 9.4% from $35.9 million in fiscal year 2002 to approximately $39.3 million in fiscal year 2003. Overall operating costs were impacted through higher costs of insurance, personnel and employee benefit costs.

For fiscal year 2002, operating expenses increased by approximately 16.8% from $30.8 million in fiscal year 2001 to approximately $35.9 million in fiscal year 2002. Beginning with the third quarter of fiscal year 2001, the Company began building its operating expense infrastructure in preparation of the expected growth in net sales in fiscal year 2002. This buildup continued until the middle of the second quarter of fiscal year 2002 when the Company began to see that the anticipated level of sales for the year would not be achievable. Beginning in the third quarter of fiscal year 2002, the Company undertook efforts to reduce certain operating expenses, keeping in mind its belief in the market as a whole and an expectation that the current economic conditions that the Company was experiencing were not long-term. As such, operating expenses were not reduced to levels consistent with fiscal year 2002 net sales. Operating expenses were reduced to the levels that would support the Company in a return to levels of growth which could be expected as the economy turned around and orders started to book again.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses increased 13.4% to $25.0 million for fiscal year 2003 compared to $22.0 million in fiscal year 2002. As a percentage of net sales, selling expenses were 14.0% and 14.8% of net sales in fiscal years 2003 and 2002, respectively. The increase in selling expense dollars resulted from higher levels of personnel, and related costs due to the additional infrastructure put in place in connection with the expansion of the sales staff located outside of Brookings, South Dakota. Also, during fiscal year 2003, the Company wrote down the carrying costs of demonstration equipment by approximately $600,000, primarily as a result of a change in estimated lives of the equipment primarily due to technology improvements and replacement with newer equipment. The Company also experienced higher postage, marketing, depreciation and various other costs as a result of investments in infrastructure in its sales expansion and the growth in net sales. These costs generally rise in connection with the growth of net sales. The Company expects selling expenses to increase in fiscal year 2004, however as a percent of sales, it expects selling expenses to be equal to or less than fiscal year 2003.

Selling expenses increased 17.0% to $22.0 million for fiscal year 2002 compared to $18.8 million in fiscal year 2001. As a percentage of net sales, selling expenses were 14.8% and 12.3% of net sales in fiscal years 2002 and 2001, respectively. The increases in both actual amounts spent and the percentage of sales resulted from higher levels of personnel costs as the infrastructure was built as explained above. During this time of higher costs, the Company invested in personnel and offices as it expanded its sales force regionally, focusing on developing a stronger presence geographically and on building new business units within the Company, primarily its KeyframeSM business to support the needs of the higher-priced, more complicated ProStar® and ProAd® systems. In connection with these higher personnel costs, the Company also experienced higher costs in indirect categories, such as telephone and office expenses. In addition, the Company experienced higher bad debt expenses related to isolated issues, generally not related to product quality or service and higher commissions paid to resellers. Finally, during fiscal year 2002 the Company spent more on advertising and related costs in order to achieve higher order bookings. These increased costs were partially offset by a decline in product demo costs and lower travel costs as a result of more sales staff being located in geographic regions as opposed to the Company’s main facilities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, amortization of intangibles and supplies.

General and administrative costs increased approximately 14.6% to $7.4 million in fiscal year 2003 compared to $6.5 million for fiscal year 2002. As a percent of sales, general and administrative expenses were 4.2% and 4.4% of net sales for fiscal year 2003 and 2002, respectively. The increase in general and administrative expenses in fiscal year 2003 related to higher compensation costs, primarily related to incentive compensation for executive management, whose incentive compensation is defined based on earnings achievement, higher costs of retirement benefits for executive management, higher depreciation costs related to prior years capital investments and, finally, higher professional fees related to higher audit costs related to the fiscal year 2002 audit and legal transactional costs in general resulting from the increase in net sales. These increases were offset by a decline in the amortization costs as the Company implemented new accounting standards relating to the amortization of goodwill.

General and administrative costs increased approximately 3.2% to $6.5 million in fiscal year 2002 compared to $6.3 million for fiscal year 2001. As a percent of sales, general and administrative expenses were 4.4% and 4.1% of net sales for fiscal year 2002 and 2001, respectively. The increases in both the dollars and the percentage of sales relate to higher costs of personnel, higher professional fees as a result of higher legal and audit related fees due to the resignation of the Chief Financial Officer in fiscal year 2001, higher health and other insurance costs related to higher claims in the Company’s self funded health insurance program and a one time increase in the value of life insurance policies during fiscal year 2001. These increased costs were offset by the decline in bonuses paid to the executive management of the Company. For fiscal year 2002 no bonuses were earned by executive management.

Product Design and Development Expenses. Product design and development expenses consist primarily of salaries, other employee-related costs, and facilities and equipment-related costs and supplies.

Product development expenses decreased approximately 7.0% to $6.9 million in fiscal year 2003 compared to $7.4 million in fiscal year 2002. As a percent of sales, product development expenses were 3.9% and 5.0% of net sales for fiscal year 2003 and 2002 respectively. Generally, product design and development expenses increase during times when the Company’s engineering resources do not have to be more dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. As a result of the impact of higher sales, consuming more the costs of labor and overhead of the engineering departments, product development costs declined in fiscal year 2003 as compared to fiscal year 2002. In addition 2002 costs were higher as the Company spent more time on product development due to the lower than anticipated net sales and the resulting lack of work on long-term contracts required by the product development staff. The Company also experienced an overall reduction in product development infrastructure, including lower personnel costs, lower travel and entertainment costs, and lower product management costs. For the future, the Company expects product design and development expenses to be approximately 4% of net sales.

Product development expenses increased approximately 30.9% to $7.4 million in fiscal year 2002 compared to $5.7 million in fiscal year 2001. As a percent of sales, product development expenses were 5.0% and 3.7% of net sales for fiscal year 2002 and 2001, respectively. When the expected levels of net sales did not materialize as expected in fiscal year 2002, more time was spent on research and development. Included in these higher costs were increased costs of personnel and related costs, supplies and other related items. During the year, the Company made significant enhancements as a result of these higher costs which are expected to benefit future years’ net sales.

Interest Income

The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables that generate interest income. It also invests excess cash in short-term temporary cash investments that generate interest income.

Interest income resulting from these long-term receivables and temporary cash investments declined 15.7% to $0.7 million for fiscal year 2003 as compared to $0.8 million in fiscal year 2002. Interest income was approximately 0.4% and 0.6% of net sales for fiscal year 2003 and 2002 respectively. The Company believes that the levels of interest income could increase in the future as it seeks to assist customers more actively in financing purchases of equipment assuming it can do so with acceptable levels of credit risk and interest rates.

Interest income resulting primarily from long-term receivables was $0.8 million for both fiscal year 2002 and fiscal year 2001, respectively. Interest income was approximately 0.6% and 0.5% of net sales for fiscal year 2002 and 2001, respectively.

Interest Expense

The Company has various amounts of debt outstanding, primarily on term loans as well as available lines of credit, both of which result in interest expense.

Interest expense decreased 41.8% to $0.9 million as compared to $1.5 million in fiscal year 2003. The decline was the result of lower overall levels of debt outstanding under term loans and the reduction in amounts outstanding under the Company’s line of credit. The Company expects that it will be able to reduce debt further in fiscal year 2004, reducing interest expense. This expectation could change in the event the Company is able to make strategic investments in the future.

Interest expense for fiscal year 2002 decreased 3.6% in fiscal year 2002 to $1.5 million as compared to $1.6 million in fiscal year 2001. The decrease was primarily the result of lower average interest rates paid on the debt as rates declined over the year. This decrease was however offset by higher average levels of debt over the year.

Income Taxes

Income taxes increased 149.8% to $8.1 million in fiscal year 2003 as compared to $3.2 million in fiscal year 2002. This increase was principally due to the higher net income on a pre-tax basis. The effective rate of 39.4% for fiscal year 2003 compares to 39.9% in fiscal year 2002. The Company expects that the effective income tax rate will approximate the same level in fiscal year 2004. The key items reconciling the effective income tax rate to the statutory rates are contained in the financial statements included in this report.

Income taxes decreased 38.5% to $3.2 million in fiscal year 2002 as compared to $5.3 million in fiscal year 2001. The decline was due principally to the lower net income before taxes. The effective income tax rate was 39.9% and 37.8% for the fiscal years 2002 and 2001, respectively. The increase in the effective rate was primarily the result of higher state income tax expense.

Liquidity and Capital Resources

Working capital was $39.7 million at May 3, 2003, compared to $28.4 million at April 27, 2002. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for fiscal year 2003 was $15.9 million. Net income of $12.5 million plus depreciation and amortization of approximately $5.9 million, and increases in accounts payable, income taxes payable, decreases in inventory and in the net amount of costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts and various other changes in operating assets and liabilities were offset by increases in accounts receivables, and long-term receivables.

Cash used by investing activities consisted of $5.3 million of purchases of property and equipment. During fiscal year 2003, the Company invested approximately $0.6 million in equipment to be used as demonstration equipment, primarily related to new product introductions, including its new 6mm ProStar video display, approximately $1.2 million in rental equipment for its video display rental subsidiary, approximately $1.4 million on information systems hardware and software, $1.2 million in manufacturing equipment and $0.9 million in various other items including transportation equipment, and building improvements and other rental equipment. These purchases were made to support the Company’s continued growth and to replace obsolete equipment.

Cash used by financing activities included approximately $1.6 million in proceeds from refinancing certain debt at lower interest rates, and $0.7 million in proceeds from the exercise of stock options, offset by approximately $7.1 million used to pay down the Company’s long-term debt, including the portion refinanced.

Included in receivables as of May 3, 2003 was approximately $19 thousand of retainage on long-term contracts, all of which is expected to be collected in one year.

The Company has used and expects to continue to use cash reserves and bank borrowings to meet its short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2003, 2002 and 2001 were $6.9 million, $7.4 million and $5.7 million, respectively. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, more cost-effective and energy-efficient displays. The Company also intends to continue developing software applications related to its display systems to enable these products to continue to meet the needs and expectations of the marketplace.

Credit agreements: The Company has a credit agreement with a bank which provides for a $20 million line of credit and which includes up to $2.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.81% at May 3, 2003) and is due on October 1, 2004. As of May 3, 2003, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million ($23 million prior to the amendment dated June 2002 to the loan agreement) a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada Inc. (formerly Servtrotech, Inc.) has a credit agreement with a bank which provides for a $0.2 million line of credit. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (6.5% at May 3, 2003). As of May 3, 2003, $ 0.2 million had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank which provides for a $0.1 million line of credit. The rate on the line of credit is equal to the prime rate of interest (4.25% at May 3, 2003). As of May 3, 2003, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At May 3, 2003, the Company had $17 million of bonded work outstanding against this line.

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

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact the Company’s future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company’s success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company’s SEC filings.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company’s May 3, 2003 year-end. The Company’s financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through May 3, 2003 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has been immaterial. Net sales originating outside the United States for fiscal year 2003 were 5.2% of total net sales. It is expected that in the future net sales to international markets may increase as a percentage of net sales and the Company expects that a portion of this increase may be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor and minimize its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company’s financial results in the future.

Interest rate risks

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of May 3, 2003, the Company’s outstanding debt approximated $8.4 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of May 3, 2003. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

In connection with the sale of certain video displays, scoreboards and message display centers, the Company has entered into various types of financing orders. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of May 3, 2003, the Company’s outstanding long-term receivables were approximately $9.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.02 million.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

Principal (Notional) Amount By Expected Maturity
(in thousands)

	Fiscal Year Ending					There- after

	2004	2005	2006	2007	2008

Assets:
Long-term receivables, including current portion
Fixed rate	2,748	1,394	2,715	775	712	1,017
Average interest rate	6.1%	10.4%	9.8%	9.0%	8.3%	8.5%
Liabilities:
Long and short term debt
Fixed rate	2,951	1,604	3,433	329	48	35
Average interest rate	7.6%	8.3%	6.4%	9.2%	10.1%	11.4%
Variable rate	180	—	—	—	—	—
Average interest rate	6.5%	—	—	—	—	—

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheet of Daktronics, Inc. and subsidiaries as of May 3, 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of May 3, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective April 29, 2002.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
May 30, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Daktronics, Inc.
Brookings, South Dakota

We have audited the accompanying consolidated balance sheet of Daktronics, Inc. and subsidiaries as of April 27, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended April 27, 2002 and April 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 27, 2002, and the results of their operations and their cash flows for the years ended April 27, 2002 and April 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
Sioux Falls, South Dakota
June 7, 2002

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	May 3, 2003	April 27, 2002

CURRENT ASSETS:
Cash and cash equivalents	$9,277	$2,097
Accounts receivable, less allowance for doubtful accounts	25,912	17,878
Current maturities of long-term receivables	2,650	2,515
Inventories	14,863	16,472
Costs and estimated earnings in excess of billings	11,467	10,277
Prepaid expenses and other	756	524
Deferred income taxes	3,801	2,784

Total current assets	68,726	52,547

Property and equipment, net	24,789	26,845
Advertising rights, net	385	489
Long-term receivables, less current maturities	6,711	5,366
Goodwill, net of accumulated amortization	1,043	1,061
Intangible and other assets	873	1,038

	$102,527	$87,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$180	$51
Accounts payable	9,312	6,690
Accrued expenses	7,790	7,337
Current maturities of long-term debt	2,951	4,254
Billings in excess of costs and estimated earnings	5,528	2,944
Customer deposits	1,709	2,185
Income taxes payable	1,556	733

Total current liabilities	29,026	24,194

Long-term debt, less current maturities	5,449	9,574
Deferred revenue	1,338	711
Deferred income taxes	1,296	1,282

	8,083	11,567

Minority interest in subsidiary	115	84

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 60,000,000 shares authorized at May 3, 2003 and April 27, 2002, respectively; 18,574,819 and 18,271,084 shares issued at May 3, 2003 and April 27, 2002, respectively	14,654	13,533
Additional paid-in capital	746	505
Retained earnings	49,950	37,492
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(38)	(20)

	65,303	51,501

	$102,527	$87,346

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Net sales	$177,764	$148,773	$152,331
Cost of goods sold	118,633	103,741	107,110

Gross profit	59,131	45,032	45,221

Operating expenses:
Selling	24,966	22,009	18,805
General and administrative	7,422	6,478	6,280
Product design and development	6,918	7,442	5,685

	39,306	35,929	30,770

Operating income	19,825	9,103	14,451

Nonoperating income (expense):
Interest income	694	823	767
Interest expense	(897)	(1,542)	(1,599)
Other income (expense), net	974	(242)	346

Income before income taxes and minority interest	20,596	8,142	13,965
Income tax expense	8,107	3,245	5,275

Income before minority interest	12,489	4,897	8,690
Minority interest in income of subsidiary	(31)	(5)	(5)

Net income	$12,458	$4,892	$8,685

Earnings per share:
Basic	$0.68	$0.27	$0.49

Diluted	$0.64	$0.25	$0.46

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, April 29, 2000	$12,232	$93	$23,915	$(9)	$—	$36,231
Net income	—	—	8,685	—	—	8,685
Foreign currency translation adjustment	—	—	—	—	(9)	(9)

Comprehensive income						8,676

Tax benefits related to exercise of stock options	—	248	—	—	—	248
Exercise of stock options and warrants	438	—	—	—	—	438
Issuance of common stock related to purchase of business	230	—	—	—	—	230

Balance, April 28, 2001	12,900	341	32,600	(9)	(9)	45,823
Net income	—	—	4,892	—	—	4,892
Foreign currency translation adjustment	—	—	—	—	(11)	(11)

Comprehensive income						4,881

Tax benefits related to exercise of stock options	—	164	—	—	—	164
Exercise of stock options and warrants	633	—	—	—	—	633

Balance, April 27, 2002	13,533	505	37,492	(9)	(20)	51,501
Net income		—	12,458	—	—	12,458
Foreign currency translation adjustment	—	—	—	—	(18)	(18)

Comprehensive income						12,440
Tax benefits related to exercise of stock options	—	241	—	—	—	241
Exercise of stock options and warrants	718	—	—	—	—	718
Contributions to the Company’s Employee Savings Plan	403	—	—	—	—	403

Balance, May 3, 2003	$14,654	$746	$49,950	$(9)	$(38)	$65,303

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Cash flows from operating activities:
Net income	$12,458	$4,892	$8,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,686	4,800	3,560
Amortization	242	378	509
Gain (loss) on sale of property and equipment	400	115	(65)
Minority interest in income of subsidiary	31	5	5
Provision for doubtful accounts	(225)	724	260
Deferred income taxes (credit)	(1,003)	(449)	(415)
Other	—	425	49
Change in operating assets and liabilities, net of effects of purchase of businesses	(1,678)	6,342	(5,222)

Net cash provided by operating activities	15,912	17,232	7,366

Cash flows from investing activities:
Purchase of property and equipment	(5,340)	(7,942)	(7,351)
Cash consideration paid for acquired businesses	—	—	(1,292)
Investment in affiliates	—	(289)	(263)
Minority investment in subsidiary	—	—	74
Proceeds from sale of property and equipment	1,287	89	106
Purchase of intangible assets	—	(140)	(142)
Other, net	—	38	(188)

Net cash used in investing activities	(4,053)	(8,244)	(9,056)

Cash flows from financing activities:
Net borrowings (payments) on notes payable	129	(7,860)	606
Proceeds from exercise of stock options and warrants	718	633	438
Principal payments on long-term debt	(7,102)	(3,926)	(2,865)
Proceeds from long-term debt	1,594	1,377	5,199

Net cash provided by (used in) financing activities	(4,661)	(9,776)	3,378

Effect of exchange rate changes on cash	(18)	(11)	(9)

Increase (decrease) in cash and cash equivalents	7,180	(799)	1,679

Cash and cash equivalents:
Beginning	2,097	2,896	1,217

Ending	$9,277	$2,097	$2,896

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business: Daktronics, Inc. and its subsidiaries (the “Company”) are engaged principally in the design and manufacture of a wide range of computer-programmable information display systems which are sold in a variety of markets throughout the world and related professional services, including content development and product service. Its products are designed primarily to inform and entertain people through communication of content.

Fiscal year: The Company operates on a 52-53 week fiscal year end with fiscal years ending on the Saturday closest to April 30 of each year. The year ended May 3, 2003 included 53 weeks. The years ended April 27, 2002, and April 28, 2001 each included 52 weeks.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Star Circuits, Inc., SportsLink, Ltd. and MSC Technologies, Inc. and its majority-owned subsidiary, Daktronics Canada, Inc. (formerly Servtrotech, Inc.) Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Reclassification: Certain reclassifications have been made to the fiscal year 2002 and 2001 financial statements to conform to the presentation used in the fiscal 2003 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranty, and the reserve for doubtful accounts.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents, consisting primarily of government repurchase agreements and money market accounts, and are carried at cost that approximates market. The Company maintains its cash in bank deposit accounts which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Advertising rights: The Company occasionally sells and installs its products at facilities in exchange for the rights to sell and retain future advertising revenues. It recognizes revenue for the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract.

On those transactions where the Company has not sold the advertising for the full value of the equipment, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $385 as of May 3, 2003 and $489 as of April 27, 2002.

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

Services: Revenues generated by the Company for services such as, event support, control room design, on-site training, equipment service and continuing technical support for operators of the Company’s equipment are recognized as net sales as the services are performed.

Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years

Buildings	7 – 40
Machinery and equipment	5 – 7
Office furniture and equipment	3 – 5
Transportation equipment	5 – 7
Equipment held for rental	2 – 7

Goodwill and other intangible assets: Effective April 28, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets.” Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed an analysis as of October 25, 2002. The results of the analysis indicated that no goodwill impairment existed as of October 25, 2002. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

Goodwill, net of accumulated amortization, was $1,043 at May 3, 2003 and $1,061 at April 27, 2002. Accumulated amortization was $157 at May 3, 2003 and $188 at April 27, 2002 respectfully.

As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at May 3, 2003 and at April 27, 2002 respectively. Accumulated amortization was $419 at May 3, 2003 and $310 at April 27, 2002. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 3, 2003, is $63, $40, and $27 for the fiscal year ending 2004, 2005 and 2006.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 if effective in the prior years is provided below (in thousands):

	Year Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Reported net income	$12,458	$4,892	$8,685
Add-back goodwill amortization, net of tax effects	—	272	72

Adjusted net income	$12,458	$5,164	$8,757

Basic Earnings Per Share:
Reported basic income per share	$0.68	$0.27	$0.49
Add-back goodwill amortization, net of tax effects	—	0.01	—

Adjusted net income per share	$0.68	$0.28	$0.49

Diluted Earnings Per Share:
Reported net income per share	$0.64	0.25	0.46
Add-back goodwill amortization, net of tax effects	—	0.01	—

Adjusted net income per share	$0.64	$0.26	$0.46

Foreign currency translation: The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity. The operating results of foreign operations are translated at weighted average exchange rates.

Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Comprehensive income: The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

Product design and development: All expenses related to product design and development are charged to operations as incurred. The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies.

Product development expenses for fiscal years 2003, 2002, and 2001 were $6,918, $7,442, and $5,685, respectively.

Advertising costs: The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2003, 2002, and 2001 were $602, $530, and $476, respectively.

Shipping and handling costs: The Company records shipping and handling costs as a component of cost of sales at the time the product is shipped.

Segment reporting: The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company has no individual customers which constitute a significant concentration.

Comprehensive income: Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders equity and comprehensive income.

The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the fiscal year ended:
2003	$168,534	$9,230	$177,764
2002	137,792	10,981	148,773
2001	141,922	10,409	152,331

Long-lived assets as of:
May 3, 2003	$24,457	$332	$24,789
April 27, 2002	26,584	261	26,845
April 28, 2001	21,712	159	21,871

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

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended May 3, 2003, April 27, 2002, and April 28, 2001 follows.

	Net Income	Shares	Per Share Amount

For the year ended May 3, 2003:
Basic EPS	$12,458	18,372	$0.68
Effects of dilutive securities:
Exercise of stock options and warrants	—	1,143	(0.04)

Diluted EPS	$12,458	19,515	$0.64

For the year ended April 27, 2002:
Basic EPS	$4,892	18,135	$0.27
Effects of dilutive securities:
Exercise of stock options and warrants	—	1,095	(0.02)

Diluted EPS	$4,892	19,230	$0.25

For the year ended April 28, 2001:
Basic EPS	$8,685	17,843	$0.49
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,031	(0.03)

Diluted EPS	$8,685	18,874	$0.46

Options outstanding of 72 shares of common stock and weighted average share prices of $10.09 during the year ended April 27, 2002, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

On May 24, 2001, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on June 11, 2001. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

Stock-based compensation: At May 3, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Net income as reported	$12,458	$4,892	$8,685
Deduct: Total stock-based method employee compensation expense determined under fair value based method for all awards, net of related tax effects	(399)	(315)	(228)

Pro forma net income	$12,059	$4,577	$8,457

Earnings per share:
Basic-as reported	$0.68	$0.27	$0.49
Basic-pro forma	0.66	0.25	0.48
Diluted-as reported	0.64	0.25	0.46
Diluted-pro forma	0.62	0.24	0.45

Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend Yield	None	None	None
Expected volatility	40%	41%	37%
Risk-free interest rate	3.1% – 3.3%	4.0% – 4.6%	5.4% – 6.2%
Expected life of option	5 yr.	5 yr.	5 yr.

Recently issued accounting pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure for removal-type cost that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operation.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liabilities incurred. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognitions for Certain Employee Termination Benefits and Other Cost to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We are required to adopt the provisions of this Statement effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results of operation.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Statement elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken issuing the guarantee. The disclosure requirement of FIN No. 45 is effective for financial statements for fiscal years ending after December 2002 and did not have a material effect on the Company’s consolidated financial position or results of operation. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which did not have a material effect on the Company’s consolidated financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or results of operation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. This interpretation does not have a material impact on the Company’s consolidated financial statements.

Note 2. Acquisitions

During fiscal year 2001, the Company acquired a 100% interest in Sports Link, Ltd. a company which rents display devices and provides technical support to sports events and organizations, and acquired an 80% interest in Daktronics Canada, Inc., a Canadian based company which manufactures electronic material for displaying and timing. The Company also acquired the assets of another small company during 2001. These acquisitions were treated as purchases for accounting purposes. The aggregate cost of these acquisitions was $1,522, which includes 42 shares of the Company’s common stock valued at $230. Pro forma information is not presented, as the acquired companies’ results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company.

Note 3. Selected Financial Statement Data

	May 3, 2003	April 27, 2002

Inventories consist of the following:
Raw materials	$5,999	$6,835
Work-in-progress	2,151	2,215
Finished goods	6,713	7,422

	$14,863	$16,472

Property and equipment consist of the following:
Land	$654	$654
Buildings	12,281	12,110
Machinery and equipment	13,762	16,796
Office furniture and equipment	13,495	9,839
Equipment held for rent	3,476	3,265
Transportation equipment	2,185	1,758

	45,853	44,422

Less accumulated depreciation	21,064	17,577

	$24,789	$26,845

Accrued expenses consist of the following:
Product warranty	$2,892	$2,653
Compensation	3,156	2,947
Taxes, other than income taxes	1,037	1,128
Other	705	609

	$7,790	$7,337

Note 4. Uncompleted Contracts

Uncompleted contracts consist of the following:

	May 3, 2003	April 27, 2002

Costs incurred	$75,600	$45,423
Estimated earnings	32,266	19,958

	107,866	65,381
Less billings to date	101,927	58,048

	$5,939	$7,333

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	May 3, 2003	April 27, 2002

Costs and estimated earnings in excess of billings	$11,467	$10,277
Billings in excess of costs and estimated earnings	(5,528)	(2,944)

	$5,939	$7,333

Note 5. Receivables

The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain products, the Company has the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit.

Accounts receivable are reported net of an allowance for doubtful accounts of $875 and $1,102 at May 3, 2003 and April 27, 2002, respectively.

In connection with the certain sales transactions, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $9,361 and $7,881 as of May 3, 2003 and April 27, 2002 respectively. Contract and lease receivables bearing interest at rates of 7.5% to 14.4% are due in varying annual installments through April of 2013. Included in accounts receivable as of May 3, 2003, was approximately $0.2 of retainage on long-term contracts, all of which is expected to be collected in one year.

Note 6. Financing Agreements

Long-term debt: Long-term debt consists of the following:

	May 3, 2003	April 27, 2002

6.8% - 9.3% notes payable due to banks, due in monthly installments of $300 and annual installments of $260, including interest with various maturities through February 2007, subject to credit agreement financial covenants discussed below, unsecured	$5,397	$8,672
6.75% - 9.0 % notes payable due to banks, due in monthly installments of $73 including interest with various maturities through July, 2007, secured by equipment	153	2,198
8.6% - 10.5% Contracts payable, primarily related to advertising rights, due in annual installments, including interest, through January 2013	375	363
5% contract for deed, with interest payments only through June 2005, secured by certain real estate	2,150	2,150
Other notes payable, installment obligations secured by equipment	177	318
Other	148	127

	$8,400	$13,828
Less current maturities	2,951	4,254

Total long-term debt	$5,449	$9,574

The future maturities on long-term debt, consist of the following:

Fiscal years ending:
2004	$2,951
2005	1,604
2006	3,433
2007	329
2008	48
Thereafter	35

$8,400

Credit agreements: The Company has a credit agreement with a bank which provides for a $20,000 line of credit and which includes up to $2,000 for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.81% at May 3, 2003) and is due on October 1, 2004. As of May 3, 2003 and April 27, 2002, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada has a credit agreement with a bank which provides for a $200 line of credit. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (6.5% at May 3, 2003). As of May 3, 2003 and April 27, 2002, $180 and $51, respectively, had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank which provides for a $100 line of credit. The rate on the line of credit is equal to the prime rate of interest (4.25% at May 3, 2003). As of May 3, 2003 and April 27, 2002, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

Note 7. Shareholders’ Equity

Common stock: The authorized shares of 60,000 include 50,000 shares of common stock and 10,000 shares of “undesignated stock”. In August 2001, the shareholders approved the increase in the number of authorized common shares from 30,000 to 60,000 shares. The Company’s Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

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

Common stock warrants: In connection with the acquisition of a business in fiscal 2000, the Company issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants are exercisable at any time through December 29, 2006. During fiscal year 2003, warrants to purchase 14 shares of common stock were exercised. At May 3, 2003, warrants to purchase 31 shares remained outstanding.

Stock option plans: During fiscal year 2002, the Company established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”), and ceased granting options under the 1993 Incentive Stock Option Plan, as amended and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to employees of the Company and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under both the 2001 Plans and the 1993 Plans, options granted may have a maximum term of 10 years in the case of the Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan and contain exercise prices equal to the market value at date of grant or 110% of market value at date of grant in the case of an employee who owns more than 10% of all voting power of all classes of the Company’s stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the Incentive Stock Option Plans and over a three-year period in the case of options granted under the Outside Directors Option Plans although under the 2001 Plans and the 1993 Plans the actual period of vesting is determined at the time of the grant.

The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Plan are 1,200 and 400 shares, respectively. At May 3, 2003, there were 1,157 shares available for granting of options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 3,040. Although the 1993 Plans remain in effect for options outstanding, no new options are expected to be granted under the 1993 Plans.

A summary of the status of the plans at May 3, 2003, April 27, 2002, and April 28, 2001 and changes during the years ended on those dates follows:

	Years Ended

	2003		2002		2001

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,885	$4.32	1,876	$3.46	1,804	$2.66
Granted	213	11.37	255	8.11	302	7.09
Forfeited	(17)	5.35	(27)	3.77	(9)	5.21
Exercised	(258)	2.45	(219)	1.90	(221)	1.83

Outstanding at end of year	1,823	5.39	1,885	4.32	1,876	3.46

Options for 1,074, 1,038, and 916 shares were exercisable at May 3, 2003, April 27, 2002, and April 28, 2001, respectively. The weighted average fair value of options granted were $4.51, $3.51, and $2.99 for the years ended May 3, 2003, April 27, 2002, and April 28, 2001 respectively.

The following table summarizes information about fixed options outstanding at May 3, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 to $1.99	364	3.0 years	$1.41	364	$1.41
$2.00 to $2.99	156	3.7	2.63	144	2.62
$3.00 to $3.99	227	5.6	3.06	176	3.06
$4.00 to $4.99	50	3.3	4.15	50	4.15
$5.00 to $5.99	326	6.1	5.31	189	5.34
$6.00 to $6.99	28	7.0	6.33	14	6.35
$7.00 to $7.99	387	8.0	7.60	113	7.62
$10.00 to $10.99	108	5.6	10.22	24	10.09
$11.00 to $ 11.99	177	9.6	11.55	—	—

	1,823	5.8	3.57	1,074	3.57

Note 8. Employee Benefit Plans

The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation (25% for fiscal year 2001). Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $545, $488, and $168 to the plan for the fiscal years ended 2003, 2002,and 2001, respectively.

The Company had an Employee Stock Ownership Plan (the “ESOP”) and a related trust for the benefit of its employees. The ESOP merged with the employee savings plan effective May 1, 2000. Contributions to the plan were recognized as compensation expense and were made at the discretion of the Board of Directors. There were no contributions to the ESOP for the fiscal year ended April 28, 2001.

During the fiscal year ended May 3, 2003, the Board of Directors approved the Daktronics, Inc. 2002 Employee Stock Purchase Plan (“the Plan”). The Plan, which became effective September 1, 2002 is intended to qualify under Section 423 of the Internal Revenue Code and allows employees to purchase shares of common stock of the Company, subject to annual limitations of 85% of the lower of the fair market value of the common stock at the beginning or the end of a six month offering period. The total number of shares reserved under the Plan is 500,000. No shares were issued by the Company during the fiscal year ended May 3, 2003 to the Plan.

Note 9. Income Taxes

Income tax expense consists of the following:

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Current:
Federal	$7,870	$3,102	$5,344
State	1,183	592	338
Deferred taxes (credits)	(946)	(449)	(407)

	$8,107	$3,245	$5,275

The components of the net deferred tax asset are as follows:

	May 3, 2003	April 27, 2002

Deferred tax assets:
Product warranty accrual	$1,532	$1,174
Legal fee accrual	39	—
Vacation accrual	515	530
Reserves for excess and obsolete inventory	1,363	751
Allowance for doubtful accounts	341	429
Amortization of intangible assets	517	528
Other accruals and deferrals	365	155
Other	132	20

	4,804	3,587
Less valuation allowance	—	—

	4,804	3,587
Deferred tax liabilities:
Property and equipment	2,299	2,085

	$2,505	$1,502

The following is reflected on the accompanying consolidated balance sheets:

	May 3, 2003	April 27, 2002

Current assets	$3,801	$2,784
Noncurrent liabilities	1,296	1,282

	$2,505	$1,502

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Computed income tax expense at federal statutory rate	$7,209	$2,850	$4,888
State taxes, net of federal benefit	705	246	236
Meals and entertainment	206	212	217
Foreign source income	(9)	(140)	(44)
Other, net	(4)	77	(22)

	$8,107	$3,245	$5,275

Note 10. Cash Flow Information

The change in operating assets and liabilities consists of the following:

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

(Increase) decrease:
Accounts receivable	$(7,809)	$2,488	$2,714
Long-term receivables	(1,480)	(582)	323
Inventories	1,620	3,377	(5,532)
Costs and estimated earnings in excess of billings	(1,190)	613	(5,713)
Prepaid expenses and other	(174)	5	(70)
Income taxes receivable	—	97	823
Advertising rights	—	704	(641)

Increase (decrease):
Accounts payable and accrued expenses	3,155	(3,153)	4,083
Customer deposits	(477)	949	(500)
Billings in excess of costs and estimated earnings	2,584	767	(902)
Deferred income	627	180	193
Income taxes payable	1,466	897	—

	$(1,678)	$6,342	$(5,222)

Supplemental disclosures of cash flow information:

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Cash payments for:
Interest	$790	$1,570	$1,600
Income taxes, net of refunds	8,050	2,675	4,864

Supplemental schedule of non-cash investing and financing activities:

	Years Ended

	May 3, 2003	April 27, 2002	April 28, 2001

Property and equipment acquired through long term debt	$—	$2,150	$—
Demo equipment transferred to inventories	23	130	122
Tax benefits related to exercise of stock options	241	164	248
Contributions of common stock under the employee savings plan	403

During fiscal year 2001, the Company acquired businesses as follows:

Fair value of intangible and tangible assets and goodwill acquired	$3,574
Common stock issued	(230)
Cash paid net of cash and cash equivalents acquired	(1,292)
Liabilities assumed	$2,052

Note 11. Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company’s off-

balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value.

Note 12. Commitments and Contingencies

In connection with certain sales of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by its customers to other financial institutions. At May 3, 2003 and April 27, 2002, the Company was contingently liable on such recourse agreements in the amounts of $250 and $859, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

The Company offers a standard parts coverage warranty for periods varying from one to five years for all of its products. The Company also offers additional types of warranties that include on-site labor, routine maintenance, and event support. In addition, the length of warranty on some installations can vary from one to ten years. The specific terms and conditions of these warranties primarily vary depending due to the product sold. The Company estimates the costs that may be incurred under the warranty and records a liability in the amount of such costs at the time product order is received. Factors that affect the Company’s warranty liability include historical and anticipated claims costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranties during the year ended May 3, 2002 consisted of the following:

Balance, April 27, 2002	$2,467
Warranties issued during the period	1,373
Settlements made during the period	(495)
Changes in liability for pre-existing warranties during the period, including expirations	(161)

Balance, May 3, 2003	$3,184

Note 13. Lease Commitments

The Company leases office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $590, $427 and $260 for May 3, 2003, April 28, 2002, and April 27, 2001 respectively. Future minimum payments under noncancelable operating leases, excluding executory cost such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at May 3, 2003:

Fiscal Year	Amount

2004	$295
2005	195
2006	133
2007	65
2008	39

Total	$727

Note 14. Purchase Commitments

From time to time, Daktronics, Inc. commits to purchase inventory and advertising rights over periods that extend over a year. Daktronics, Inc. is committed to these purchases through May 2005. As of May 3, 2003, Daktronics, Inc. is obligated to purchase $2,035 of inventory and advertising rights through fiscal year 2006 as follows:

Fiscal Year	Amount

2004	$701
2005	1,034
2006	300

Total	$2,035

Note 15. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal Year 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$44,107	$48,074	$38,220	$47,364
Gross profit	15,324	15,786	12,365	15,657
Net income	3,134	4,025	1,888	3,411
Basic earnings per share	0.17	0.22	0.10	0.18
Diluted earnings per share	0.16	0.21	0.10	0.17

Fiscal Year 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$40,247	$41,572	$30,863	$36,091
Gross profit	11,228	12,579	9,046	12,179
Net income (loss)	1,574	2,016	(293)	1,595
Basic earnings (loss) per share	0.09	0.11	(0.02)	0.09
Diluted earnings (loss) per share	0.08	0.10	(0.02)	0.08

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, the Company terminated McGladrey & Pullen, LLP as its independent auditors and appointed Ernst & Young LLP as the Company’s independent auditors. The reports of McGladrey & Pullen, LLP on the consolidated financial statements of the Company for the fiscal years ended April 27, 2002 and April 28, 2001 were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. The decision to change firms was recommended by the Audit Committee of the Board of Directors. In connection with the audits of the consolidated financial statements of the Company for the fiscal years ended April 27, 2002 and April 28, 2001, and during the period commencing April 28, 2002 through June 30, 2002, there were no disagreements or reportable events.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on or about July 3, 2003 is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption “Directors and Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended May 3, 2003 is in the Proxy Statement to be filed on or about July 3, 2003 under the heading “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed on or about July 3, 2003, under the heading “Common Stock Ownership” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

1.

Financial Statements

The following financial statements of the Company are contained in Part II, Item 8:

Ernst & Young LLP Report of Independent Auditors
McGladrey & Pullen, LLP Report of Independent Auditors
Consolidated Balance Sheets, May 3, 2003 and April 27, 2002
Consolidated Statements of Income for each of the three years in the period ended May 3, 2003.
Consolidated Statements of Cash Flows for each of the three years in the period ended May 3, 2003.
Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended May 3, 2003.
Notes to Consolidated Financial Statements

2.

Schedules

The following financial statement schedules are submitted herewith:

SCHEDULE II – Valuation Accounts

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

3.3

Amendment to the Articles of Incorporation. (5)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)

4.2

Shareholders Rights Agreement. (4)

4.3

2001 Incentive Stock Option Plan. (8)

4.4

2001 Outside Directors Stock Option Plan. (8)

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan (10)

10.1

Amended Daktronics, Inc. 1993 Stock Option Plan. (5)

10.2

Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (5)

10.3

Reserved

10.4

Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)

10.5

Form of Indemnification Agreement between the Company and each of its officers and directors. (1)

10.6

Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (3)

10.7

Term Note dated February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (5)

10.8

Term Note dated February 2, 2000 between U.S. Bank National Association and Daktronics, Inc. (6)

10.9

Term Note dated December 8, 2000 between U.S. Bank National Association and Daktronics, Inc. (7)

10.10

Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company. (1)

10.11

Third Amendment, dated June 20, 2002 to the Loan Agreement dated October 14, 1998 between USBank National Association and Daktronics, Inc. (9)

10.12

Contract for Deed dated June 18, 2001 between O. Dale Larson and SportsLink, Inc. (9)

10.13

Term Note dated March 4, 2002 between First National Bank in Brookings and SportsLink, Inc. (9)

21.1

Subsidiaries of the Company. (11)

23.1

Consent of Ernst & Young LLP (11)

23.2

Consent of McGladrey & Pullen, LLP. (11)

24.

Power of Attorney (11)

99.1

Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (11)

99.2

Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)

Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

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

(8)

Incorporated by reference to Daktronics, Inc. Registration Statement on Form S-8 filed on November 8, 2001.

(9)

Incorporated by reference under the same exhibit number to the exhibits filed with Form 10K on June 27, 2002 as Commission File No. 0-23246.

(10)

Incorporated by reference to Daktronics Inc. Registration Statement of Form S-8 filed on October 30, 2002.

(11)

File herewith

(b).

Reports on Form 8K

None.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, Glow Cube®, InfoNet™, KeyframeSM, OmniSport®, ProAd®, ProRail™, ProStar®, ProSport®, Scoreboard Sales and Service®, Servtrotech®, SportsLink®, Starburst®, SunSpot®, TuffSport®, Vanguard®, V-Play®, Venus®, and V-Link® are trademarks of Daktronics, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2003.

DAKTRONICS, INC.
By:	/s/ James B. Morgan

Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ William R. Retterath

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Roland J. Jensen	Director	July 1, 2003

Roland J. Jensen

By /s/ Aelred J. Kurtenbach	Director	July 1, 2003

Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	July 1, 2003

Frank J. Kurtenbach

By /s/ James B. Morgan	Director	July 1, 2003

James B. Morgan

By /s/ John L. Mulligan	Director	July 1, 2003

John L. Mulligan

By /s/ Robert G. Dutcher	Director	July 1, 2003

Robert G. Dutcher

By /s/ Duane E. Sander	Director	July 1, 2003

Duane E. Sander

By /s/ James A. Vellenga	Director	July 1, 2003

James A. Vellenga

By /s/ Nancy D. Frame	Director	July 1, 2003

Nancy D. Frame

DAKTRONICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 3, 2003, April 27, 2002, and April 28, 2001
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year

2003	$1,102	$892	$(1,119)	$875
2002	271	724	107	1,102
2001	232	249	(210)	271

(1)

Write-off of uncollected accounts, net of collections

Index of Exhibits

3.

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1

Reserved

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (5)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (2)

4.6

Shareholders Rights Agreement. (4)

4.7

2001 Incentive Stock Option Plan. (8)

4.8

2001 Outside Directors Stock Option Plan. (8)

4.9

Daktronics Inc. 2002 Employee Stock Purchase Plan (10)

10.1

Amended Daktronics, Inc. 1993 Stock Option Plan. (5)

10.2

Amended Daktronics, Inc. 1993 Outside Directors Stock Option Plan. (5)

10.3

Reserved

10.4

Daktronics, Inc. 401(k) Profit Sharing Plan and Trust. (2)

10.5

Form of Indemnification Agreement between the Company and each of its officers and directors. (1)

10.6

Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (3)

10.7

Term Note dated February 4, 1999 between U.S. Bank National Association and Daktronics, Inc. (5)

10.8

Term Note dated February 2, 2000 between U.S. Bank National Association and Daktronics, Inc. (6)

10.9

Term Note dated December 8, 2000 between U.S. Bank National Association and Daktronics, Inc. (7)

10.10

Form of Stock Option Agreements effective May 25, 1993 between Daktronics, Inc. and Dr. Aelred Kurtenbach, Dr. Duane Sander and James Morgan, granted in consideration of their personal guarantee of performance bonds issued to the Company. (1)

10.11

Third Amendment, dated June 20, 2002 to the Loan Agreement dated October 14, 1998 between USBank National Association and Daktronics, Inc.(9)

10.12

Contract for Deed dated June 18, 2001 between O. Dale Larson and SportsLink, Inc. (9)

10.13

Term Note dated March 4, 2002 between First National Bank in Brookings and SportsLink, Inc. (9)

21.1

Subsidiaries of the Company. (11)

23.1

Consent of Ernst & Young LLP (11)

23.2

Consent of McGladrey & Pullen, LLP. (11)

24

Power of Attorney (11)

99.1

Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (11)

99.2

Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)

Incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

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

(8)

Incorporated by reference to Daktronics, Inc. Registration Statement on Form S-8 filed on November 8, 2001.

(9)

Incorporated by reference under the same exhibit number to the exhibits filed with Form 10K on June 27, 2002 as Commission File No. 0-23246.

(10)

Incorporated by reference to Daktronics Inc. Registration Statement of Form S-8 filed on October 30, 2002

(11)

File herewith