Form 10-Q
period 2003-08-02
DAKTRONICS INC /SD/
filed 2003-08-29
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2003

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From _____  to ____

Commission File Number: 0-23246

DAKTRONICS, INC.
 (Exact name of Registrant as specified in its charter)

South Dakota	46-0306862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

331 32nd Avenue
 Brookings, SD 57006
 (Address of principal executive offices, zip code)

(605) 697-4000
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                     Yes [ X] No [  ]

The number of shares of the registrant’s common stock outstanding as of August 20, 2003 was 18,641,927.

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF AUGUST 2, 2003 AND May 3, 2003	4
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
AUGUST 2, 2003 AND AUGUST 3, 2002	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
AUGUST 2, 2003 AND AUGUST 3, 2002	7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	22
EXHIBIT INDEX
Ex. 4.5 AMENDED AND RESTATED 2001 INCENTIVE STOCK OPTION PLAN
Ex. 4.6 AMENDED AND RESTATED 2001 OUTSIDE DIRECTORS STOCK OPTION PLAN
Ex. 10.2 AMENDED 1993 OUTSIDE DIRECTORS STOCK PURCHASE PLAN
Ex. 31.1 CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
13a-14(a) OR RULE 15d-14 (a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
OF 2002
Ex. 31.2 CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
13a-14(a) OR RULE 15d-14 (a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
OF 2002
Ex. 32.1 CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Ex. 32.2 CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended including statements regarding the Company’s expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond the Company’s ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	August 2,	May 3,
	2003	2003
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,182	$9,277
Accounts receivable, less allowance for doubtful accounts
of $1,052 at August 2, 2003 and $875 at May 3, 2003	24,716	25,912
Current maturities of long-term receivables	2,466	2,650
Inventories	17,827	14,863
Costs and estimated earnings in excess of billings	16,611	11,467
Prepaid expenses and other	694	756
Deferred income taxes	4,122	3,801

Total current assets	77,618	68,726

Advertising rights, net	394	385
Long term receivables, less current maturities	8,286	6,711
Goodwill, net of accumulated amortization	1,081	1,043
Intangible and other assets	859	873

	10,620	9,012

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	12,288	12,281
Machinery and equipment	14,382	13,762
Office furniture and equipment	13,845	13,495
Equipment held for rent	3,345	3,476
Transportation equipment	2,529	2,185

	47,043	45,853
Less accumulated depreciation	22,393	21,064

	24,650	24,789

	$112,888	$102,527

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	August 2,	May 3,
	2003	2002
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$283	$180
Accounts payable	12,911	9,312
Accrued expenses	8,969	7,790
Current maturities of long-term debt	2,374	2,951
Billings in excess of costs and estimated earnings	7,840	5,528
Customer deposits	2,448	1,709
Income taxes payable	3,486	1,556

Total current liabilities	38,311	29,026

Long-term debt, less current maturities	2,254	5,449
Deferred revenue	896	1,338
Deferred income taxes	1,443	1,296

	4,593	8,083

Minority interest in subsidiary	120	115

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000 shares,
18,340,000 and 18,271,000 shares issued at August 2, 2003
and August 3, 2002, respectively	14,883	14,654
Additional paid-in capital	746	746
Retained earnings	54,258	49,950
Treasury stock,at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(14)	(38)

	69,864	65,303

	$112,888	$102,527
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF OPERATIONS
 (in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 2,	August 3,
	2003	2003
	(13 weeks)	(14 weeks)

Net sales	$48,918	$44,107
Cost of goods sold	31,468	28,783

Gross profit	17,450	15,324

Operating expenses:
Selling	6,429	6,807
General and administrative	2,122	1,652
Product design and development	2,205	1,830

	10,756	10,289

Operating income	6,694	5,035

Nonoperating income (expense):
Interest income	227	184
Interest expense	(234)	(255)
Other income, net	444	194

Income before income taxes and minority interest	7,131	5,158
Income tax expense	2,812	2,024

Income before minority interest	4,319	3,134

Minority interest in income of subsidiary	(11)	-

Net income	$4,308	$3,134

Earnings per share:
Basic	$0.23	$0.17

Diluted	$0.22	$0.16

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	August 2,	August 3,
	2003	2002
	(13 weeks)	(14 weeks)

Cash flows from operating activities:
Net income	$4,308	$3,134
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	1,532	1,327
Amortization	43	59
(Gain) loss on sale of property and equipment	(311)	222
Minority interest in income of subsidiary	4	-
Provision for doubtful accounts	177	372
Deferred income taxes (credit)	(174)	(287)
Other	-	167
Change in operating assets and liabilities	971	(2,087)

Net cash provided by operating activities	6,550	2,907

Cash flows from investing activities:
Purchase of property and equipment	(1,748)	(1,291)
Proceeds from sale of property and equipment	666	517

Net cash used in investing activities	(1,082)	(774)

Cash flows from financing activities:
Net borrowings on notes payable	103	184
Proceeds from exercise of stock options and warrants	82	130
Principal payments on long-term debt	(3,879)	(1,308)
Proceeds form long-term debt	107	-

Net cash used in financing activities	(3,587)	(994)

Effect of exchange rate changes on cash	24	(4)

Increase (decrease) in cash and cash
equivalents	1,905	1,135

Cash and cash equivalents:
Beginning	9,277	2,097

Ending	$11,182	$3,232

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$251	$165
Income taxes, net of refunds	1,030	1,748

Supplemental schedule of non-cash investing and
financing activities
Tax benefits related to exercise of stock options	-	56

See notes to consolidated financial statements

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at May 3, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended May 3, 2003, which are contained in the Company’s Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Note 2. Significant Accounting Policies

        Stock based compensation.  At May 3, 2003, the Company has four stock-based employee compensation plans, which are described more fully in the Company’s Annual Report of Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended
	August 2, 2003	August 3, 2002

Net income as reported	$4,308	$3,134
Deduct: Total stock-based method employee
compensation expense determined under fair value
based method for all awards, net of related tax
effects	(106)	(86)

Pro forma net income	$4,202	$3,048

Earnings per share:
Basic-as reported	$0.23	$0.17
Basic-pro forma	0.23	0.16
Diluted-as reported	0.22	0.16
Diluted-pro forma	0.21	0.16

        Commitments and Contingencies. In connection with certain sales of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by its customers to other financial institutions. At August 2, 2003 and May 3, 2003, the Company was contingently liable on such recourse agreements in the amounts of $250, respectively.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

        Product Warranties.  The Company offers a standard parts coverage warranty for periods varying from one to five years for all of its products. The Company also offers additional types of warranties that include on-site labor, routine maintenance, and event support. In addition, the length of warranty on some installations can vary from one to ten years. The specific terms and conditions of these warranties primarily vary depending on the product sold. The Company estimates the costs that may be incurred under the warranty and records a liability in the amount of such costs at the time product order is received. Factors that affect the Company’s warranty liability include historical and anticipated claims costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company’s product warranties consisted of the following:

	Three Months Ended
	August 2, 2003	August 3, 2002

Balance, May 3, 2003	$3,184	$2,467
Warranties provided for during the period	437	243
Settlements made during the period	(106)	(241)
Changes in liability for pre-existing warranties
during the period, including expirations	(154)	(113)

Balance, August 2, 2003	$3,361	$2,356

        Lease Commitments. The Company leases office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $279 and $223 for August 2, 2003 and August 3, 2002 respectively. Future minimum payments under noncancelable operating leases, excluding executory cost such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at August 2, 2003:

Fiscal Year	Amount

2004	$208
2005	195
2006	133
2007	65
2008	39

Total	$640

        Purchase Commitments. From time to time, Daktronics, Inc. commits to purchase inventory and advertising rights over periods that extend over a year. Daktronics, Inc. is committed to these purchases through May 2005. As of August 2, 2003, Daktronics, Inc. is obligated to purchase $1,983 of inventory and advertising rights through fiscal year 2006 as follows:

Fiscal Year	Amount

2004	$595
2005	1,189
2006	199

Total	$1,983

Note 3. Recently Issued Accounting Pronouncements

        Recently issued accounting pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure for removal-type cost that are incurred with respect to long-lived assets. The adoption of this new standard did not have a material impact on the Company’s financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liabilities incurred. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognitions for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Statement elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken issuing the guarantee. The disclosure requirement of FIN No. 45 is effective for financial statements for fiscal years ending after December 2002 and did not have a material effect on the Company’s consolidated financial position or results of operation. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003. Implementation of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003. This interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 4. Revenue Recognition

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

        On those transactions where the Company has not sold the advertising for the full value of the equipment, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $393 as of August 2, 2003 and $385 as of May 3, 2003.

        Product maintenance: In connection with the sale of the Company’s products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement, which varies from two to ten years.

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

Note 5. Earnings Per Share

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months ended August 2, 2003 is as follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended August 2, 2003:
Basic earnings per share	$4,308	18,590,942	$0.23
Effect of dilutive securities:
Exercise of stock options and warrants		1,213,459	(0.01)

Diluted earnings per share	$4,308	19,804,401	$0.22

For the three months ended August 3, 2002:
Basic earnings per share	$3,134	18,275,268	$0.17
Effect of dilutive securities:
Exercise of stock options and warrants		1,016,535	(0.01)

Diluted earnings per share	$3,134	19,291,803	$0.16

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        Effective April 28, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This statement prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed an analysis as of October 25, 2002. The results of the analysis indicated that no goodwill impairment existed as of October 25, 2002. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

        Goodwill, net of accumulated amortization, was $1,081 at August 2, 2003 and $1,043 at May 3, 2003. Accumulated amortization was $157 at August 2, 2003 and at May 3, 2003 respectfully.

        As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at August 2, 2003 and May 3, 2003 respectively. Accumulated amortization was $447 and $419 at August 2, 2003 and May 3, 2003, respectively. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 3, 2003, is $63, $40, and $27 for the fiscal years ending 2004, 2005 and 2006.

Note 7. Inventories

           Inventories consist of the following:

	August 2, 2003	May 3, 2003

Raw Materials	$6,492	$5,999
Work-in-progress	3,620	2,151
Finished goods	7,715	6,713

	$17,827	$14,863

Note 8. Segment Disclosure:

        The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operation decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company does not manage its business by solution or focus area. For the first quarter of fiscal year 2004, the Company had no individual customers that constituted a significant concentration. During the first quarter of fiscal year 2003, the Company had one customer that represented approximately $5 million of the Company’s consolidated revenues.

        The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

        The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the three months ended:
August 2, 2003	$42,431	$6,487	$48,918
August 3, 2002	43,402	705	44,107

Long-lived assets as of:
August 2, 2003	$24,288	$362	$24,650
August 3, 2002	25,834	236	26,070

Note 9. Litigation

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

        The Company’s net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for major league sport facilities and colleges and universities, as well as seasonality factors, including the timing of the various sports seasons and the impact of holidays, which primarily impact the Company’s third quarter. The Company’s gross margins on large product orders tend to fluctuate more than those for small standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for larger custom orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

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

        The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal year 2003 contained 53 weeks and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52-week year and 13-week quarter. Fiscal year 2004 contains 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on the financial results of the Company, refer to Note 3 of the consolidated financial statements of the Company, which are included elsewhere in this report.

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

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 2, 2003, the Company had an allowance for doubtful accounts balance of approximately $1.1 million.

      Warranties. The Company has created a reserve for warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. In the event that the Company would become aware of an increase in its warranty reserves additional reserves may become necessary, resulting in an increase in costs of goods sold. As of August 2, 2003, the Company had a total of approximately $3.4 million deferred for these costs.

        Extended warranty and product maintenance. The Company has deferred revenue related to separately priced extended warranty and product maintenance agreements. In the event that the Company would become aware of an increase in its estimated costs under these agreements in excess of its deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of August 2, 2003, approximately $0.04 million in additional reserves were provided for.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	August 2, 2003	August 3, 2002
	(13 weeks)	(14 weeks)

Net sales	100.0%	100.0%
Cost of goods sold	64.3%	65.3%

Gross profit	35.7%	34.7%
Operating expenses	22.0%	23.3%

Operating income	13.7%	11.4%
Interest income	0.5%	0.4%
Interest expense	(0.5% )	(0.6% )
Other income, net	0.9%	0.5%

Income before income taxes	14.6%	11.7%
Income tax expense	5.7%	4.6%

Net income	8.9%	7.1%

NET SALES

        Net sales increased 10.9% to $48.9 million for the three months ended August 2, 2003 compared to $44.1 million for the same period in fiscal year 2003. The increase in net sales was comprised of increases in the sports and transportation markets and a decline in the business market. In addition, sales outside of the United States grew significantly in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. Within the sports markets, the growth in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 was especially strong in the major league sports area as the Company continued work on a number of larger professional football, hockey and basketball facilities which related primarily to orders booked prior to the beginning of the quarter. Net sales in the mid-sized sports installations, primarily colleges, universities, minor league sports facilities and larger municipal stadiums and arenas were also up quarter over quarter. Net sales in the smaller sports related facilities, primarily high schools, were down quarter over quarter due mainly to the effects of a large transaction recorded in the first quarter of fiscal year 2003. The Company expects that sales will be up for the year in the small and mid-sized facilities and to be down in the larger professional facilities, although for the first quarter of fiscal year 2004 orders for the professional facilities were higher than expected as explained below. The growth in the sports market as a whole was due to a number of factors, including the overall level of order bookings during the quarter and the mix of the backlog at the beginning of the quarter, which allowed the Company to generate more revenue earlier in the quarter as compared to the first quarter of fiscal year 2003. In addition, the Company benefits from its network of sales and service offices throughout the country, giving it the ability to serve its customers more effectively. The Company believes that the effects of the slow economy have a lesser impact on the sports market, as compared to its other markets, since its products are generally revenue generation tools (through advertising) for facilities and the sports business in general is a more resistant to negative factors in the economy as a whole.

        Orders in the sports market were also up quarter over quarter with increases in all levels of facilities from small municipal and high school facilities to major league sports facilities. During the quarter, the Company also benefited from growth opportunities presented through its sports marketing business as it signed additional orders which included sponsorships by advertisers. This has helped drive sales in smaller facilities as well as mid-sized facilities. The Company believes that the growth in the sports market continues to be driven by a growth in market share, new product development and expanding market as the Company’s products have become more affordable to more institutions, and its overall product offerings, which the Company believes are the most complete and integrated systems in the marketplace.

        Net sales in the transportation market were also up slightly in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. The increase was due primarily to the orders booked during the quarter and the ongoing effects of the Company's expansion of its transportation related customer base which includes departments of transportation and transportation system integrators, which has resulted in repeat sales. Within the transportation market, net sales in the aviation portion were flat for the first quarter of fiscal year 2004 as compared to the same quarter of fiscal year 2003. Orders in the transportation market are expected to increase for the year over fiscal year 2003, although the actual results will depend to a large degree on Congress appropriating federal funds which is expected to occur during the second half of calendar year 2003.

        Net sales in the business market were down in the first quarter of fiscal year 2004 as compared to the same quarter of fiscal year 2003 and partially offset the increase in the other markets. The decline was in both standard orders and larger custom projects. During the quarter, however, order bookings were up significantly in the business markets as compared to the first quarter of fiscal year 2003 as the Company saw an increase in its national account business as well as an increase in orders for its standard products. Finally, a couple of larger orders in horse racing facilities were booked during the quarter. As a result of the favorable levels of order bookings during the quarter and various other factors, the Company believes that it will see a growth in net sales in the business market for fiscal year 2004 as compared to fiscal year 2003.

        The order backlog as of August 2, 2003 was approximately $56 million as compared to approximately $50 million as of August 3, 2002 and at the beginning of the quarter. The backlog was primarily in the sports markets. The business market backlog showed the greatest percentage increase quarter over quarter, while the backlog in the transportation market declined as compared to the end of the first quarter of fiscal year 2003. Backlog varies significantly quarter to quarter due to the effects of large orders and significant variations can be expected as explained previously herein. In addition, the Company’s backlog is not necessarily indicative of future sales or net income, also as explained previously.

        During the second half of fiscal year 2003 and into the first quarter of fiscal year 2004, there were significant changes in the mix of competitors, primarily in the large screen video display markets. The Company believes that it is still well positioned with respect to the competition.

GROSS PROFIT

        Gross profit increased 13.9% to $17.5 million for the three months ended August 2, 2003 compared to $15.3 million for the same period in fiscal year 2003. As a percent of net sales, gross profit increased from 34.7% in the first quarter of fiscal year 2003 to 35.7% in the first quarter of fiscal year 2004. The increase in gross profit dollars was due to the higher level of net sales mentioned above and an improvement in the gross profit percentage. The increase in the gross profit margins as a percent of net sales was due to a number of factors including improvements in raw materials costs, improvements in on-site project costs as compared to estimates, smaller charges for excess and obsolete inventory as compared to the first quarter of fiscal year 2003 and overall improvement in expected margins at contract signing. The gross margin increases were also stronger in the sports and business market, while margins in the transportation market were flat quarter over quarter. The increases in gross margin were offset slightly by higher freight costs. The Company continues to strive towards higher gross margins, as a percent of net sales, although depending on the actual mix and level of future sales, margin percentages may not increase. The Company expects that the gross margin percentages will decline to lower levels for the rest of the fiscal year, but that it can continue to increase margins over the long term.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative and product design and development costs, increased by approximately 4.5% from $10.3 million in the first quarter of fiscal year 2003 to $10.8 million dollars in the first quarter of fiscal year 2004. As a percent of net sales, operating expenses decreased from 23.3% to 22.0%. All components of operating expenses were impacted as a result of the first quarter of fiscal year 2004 containing 13 weeks as opposed to the 14 weeks included in the first quarter of fiscal year 2003.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses decreased 5.6% to $6.4 million for the three months ended August 2, 2003 compared to $6.8 million for the same period in fiscal year 2003. Selling expenses were 13.1% and 15.4% of net sales for the three months ended August 2, 2003 and August 3, 2002, respectively. The decreases in both actual amounts spent and the percentage of net sales resulted from declines in the level of bad debt expenses and a decline in the costs of product demonstration equipment. These decreases were offset by an increase in travel costs related primarily to the increased level of net sales. Included in bad debt expense in the first quarter of fiscal year 2003 was $300,000 related to a single transaction. During the first quarter of fiscal year 2004, no similar transaction occurred, although the Company did record an expense of $0.15 million related to a single account. In addition, the first quarter or fiscal year 2003 included a $0.3 million write-down of the carrying costs of demonstration equipment primarily due to technology improvements and replacement with new equipment. There were no similar charges in the first quarter of fiscal year 2004. The Company expects selling expenses to increase slightly each quarter for the rest of the fiscal year given its current outlook, however as a percentage of net sales, selling expenses are expected at levels similar to the level achieved for all of fiscal year 2003.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies.

        General and administrative expenses increased 28.5% to $2.1 million for the three months ended August 2, 2003 compared to $1.7 million for the same period in fiscal year 2003. General and administrative expenses were 4.3% and 3.7% of net sales for the first quarter of fiscal year 2004 and 2003, respectively. The increase for the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 was primarily due an increases in payroll and payroll related costs, and increases in software and software implementation costs.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies.

        Product design and development expenses increased 20.5% to $2.2 million for the three months ended August 2, 2003 compared to $1.8 million for the same period in fiscal year 2003. As a percentage of net sales, product design and development expenses were 4.5% and 4.1% of net sales for the first quarter of fiscal year 2004 and 2003, respectively. Generally, product design and development expenses increase during times when the Company’s engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. Although historically, based on the foregoing, product development costs would have declined, the Company invested more during the quarter on product development, primarily in further development of its controllers, software, video displays and new products. The Company expects that product design and development expenses will slightly exceed 4.0% of net sales for fiscal year 2004.

INTEREST INCOME

        The Company occasionally sells products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, which result in long-term receivables. Interest income resulting from these long-term receivables increased 23.4% to $0.23 million for the three months ended August 2, 2003 as compared to $0.18 million for the first quarter of fiscal year 2003. The increase was the result of higher average levels of long-term receivables outstanding during the first quarter of fiscal year 2004 which resulted primarily from one large transaction entered into during the fourth quarter of fiscal year 2003.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on the Company’s notes payable and long-term debt. Interest expense decreased 8.2% to $0.23 million for the three months ended August 2, 2003 as compared to $0.26 million for the three months ended August 3, 2002. The decrease was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding which was partially offset by penalties the Company paid to retire debt ahead of its scheduled maturity.

OTHER INCOME (EXPENSE)

        Other income (expense) increased 128.9% from $ 0.19 million to $0.44 million. This increase was the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $39.3 million at August 2, 2003 and $39.7 million at May 3, 2003. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the three months ended August 2, 2003 was $6.6 million. Net income of $4.3 million plus depreciation and amortization of $1.6 million, an increase in accounts payable, accrued expenses, customer deposits and income taxes payable and a decrease in accounts receivable, was offset by an increase in inventories, costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, and the effects of changes in various other operating assets and liabilities.

        Cash used by investing activities consisted of $1.7 million of purchases of property and equipment. During the first quarter of fiscal year 2004, the Company invested approximately $0.3 million in transportation equipment, approximately $0.3 million in computer hardware and software, approximately $0.2 million in equipment held for rent, approximately $0.4 million in manufacturing equipment and $0.2 in demonstration equipment. These purchases were made to support the Company’s continued growth and to replace obsolete equipment.

        Cash used by financing activities included $0.1 million in proceeds under the Company’s Canadian subsidiary’s line of credit, $0.1 million in proceeds from the exercise of stock options, and $0.1 proceeds under long-term debt arrangements by the Company’s Canadian subsidiary. These sources of cash were offset by $3.9 million used to pay down the Company’s long-term debt.

        Included in accounts receivable as of August 2, 2003, was approximately $ 0.6 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.2 million for the three months ended August 2, 2003. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        The Company has a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR rate plus 1.55% (2.66% at August 2, 2003) and is due on October 1, 2004. As of August 2, 2003, no advances under the line of credit were outstanding. Two standby letters of credit were issued and outstanding for approximately $1.1 million as of August 2, 2003. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. the Company’s Canadian subsidiary, has various credit agreements that provide up to $0.3 million in borrowings under lines of credit. The interest rate on the lines of credit are equal to 1.5% above the prime rate of interest (4.75% at August 2, 2003). As of August 3, 2003, $0.3 had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary. SportsLink, Ltd. has a credit agreement with a bank that provides for a $0.1 line of credit and is due September 13, 2003. The rate on the line of credit is equal to the prime rate of interest (4.0% as of August 2, 2003). As of August 2, 2003, no advances were outstanding under the line. The credit agreement is secured by the assets of the subsidiary and is guaranteed by the Company.

        The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At August 2, 2003, the Company had approximately $8.3 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through August 2, 2003 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the first quarter of fiscal year 2004 were 13.3% of total net sales. The Company operates in Canada through a majority owned subsidiary. Sales of the Canadian subsidiary comprised 3% of net sales in the first quarter of fiscal year 2004. In the event the Company believed that currency risk in Canada was significant it would utilize foreign exchange hedging contracts to manage its exposure to the Canadian dollar.

        During the first quarter of fiscal year 2004, the Company entered into a order denominated in euros. To minimize its risk on fluctuations in euros versus the dollar, it entered into a forward contract to sell euros, net of its euro denominated obligations on the contact.

        It is expected that in the future net sales denominated in foreign currency may increase as a percentage of net sales. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor and minimize its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company’s financial results in the future.

Interest rate risks

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of August 2, 2003, the Company’s outstanding debt approximated $4.9 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of August 2, 2003. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

        In connection with the sale of certain video displays, scoreboards and message display centers, the Company has entered into various types of financings. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of August 2, 2003, the Company’s outstanding long-term receivables were approximately $10.8 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.02 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the three quarters ending May 1, 2004 and fiscal years following fiscal year 2004.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year Ending					There-

	2004	2005	2006	2007	2008	after
Assets:
Long-term receivables,
including current portion
Fixed rate	2,334	1,533	2,889	959	908	2,129
Average interest rate	6.2%	10.1%	9.6%	8.4%	8.3%	7.2%
Liabilities:
Long and short term debt
Fixed rate	1,917	1,489	1,067	72	48	35
Average interest rate	6.6%	8.0%	8.5%	9.0%	10.0%	11.4%
Variable rate	283	-	-	-	-	-
Average interest rate	4.8%	-	-	-	-	-

        The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximate their fair values.

        Substantially all of the Company’s cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of the Company’s Canadian subsidiary and euro denominated accounts. These balances are not significant to the Company as a whole.

Item 4. CONTROLS AND PROCEDURES

        Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, James B. Morgan, President and Chief Executive Officer of the Company, and William R. Retterath, Chief Financial Officer and Treasurer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following items and the results were submitted to the shareholders at the annual meeting held on August 20, 2003:

1.     Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

Frank J. Kurtenbach:	For 14,951,991	Withheld 2,495,783
Roland J. Jensen:	For 17,430,296	Withheld 17,478
James A.Vellenga:	For 17,337,036	Withheld 110,738

2.     Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending May 1, 2004.

For 17,174,459	Against 258,197	Abstain 15,118

Item 5. OTHER INFORMATION

      None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

Ex 4.5	AMENDED AND RESTATED 2001 INCENTIVE STOCK OPTION PLAN
Ex 4.6	AMENDED AND RESTATED 2001 OUTSIDE DIRECTORS STOCK OPTION PLAN
Ex 10.2	AMENDED 1993 OUTSIDE DIRECTORS STOCK OPTION PLAN
Ex 31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Ex 31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Ex 32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-0OXLEY ACT OF 2002
Ex 32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-0OXLEY ACT OF 2002

      (b)     Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. After due inquiry and to the best of my knowledge and belief, I certify that the information set forth in this statement is true, complete and correct.

By:	/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath, Chief Financial Officer and Treasurer
Principal Financial Offier

Date: August 29, 2003