Form 10-Q
period 2003-11-01
DAKTRONICS INC /SD/
filed 2003-11-28
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                     Yes [ X] No [  ]

The number of shares of the registrant’s common stock outstanding as of November 25, 2003 was 18,752,449.

DAKTRONICS, INC. AND SUBSIDIARIES
 FORM 10-Q
 For the Quarter Ended November 1, 2003

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 1, 2003 AND MAY 3, 2003	4
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED
NOVEMBER 1, 2003 AND NOVEMBER 2, 2002	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
NOVEMBER 1, 2003 AND NOVEMBER 2, 2002	7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULT UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES	22

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
OF 2002
Ex. 32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	November 1,	May 3,
	2003	2003
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,095	$9,277
Accounts receivable, less allowance for doubtful accounts
of $1,202 at November 1, 2003 and $1,102 at May 3, 2003	23,774	25,912
Current maturities of long-term receivables	3,130	2,650
Inventories	17,512	14,863
Costs and estimated earnings in excess of billings	13,667	11,467
Prepaid expenses and other	497	756
Deferred income taxes	4,361	3,801

Total current assets	75,036	68,726

Advertising rights, net	354	385
Long term receivables, less current maturities	10,885	6,711
Goodwill, net of accumulated amortization	1,083	1,043
Intangible and other assets	869	873

	13,191	9,012

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	12,381	12,281
Machinery and equipment	15,268	13,762
Office furniture and equipment	14,837	13,495
Equipment held for rent	3,697	3,476
Transportation equipment	2,677	2,185

	49,514	45,853
Less accumulated depreciation	23,830	21,064

	25,684	24,789

	$113,911	$102,527

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	November 1,	May 3,
	2003	2002
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$87	$180
Accounts payable	12,901	9,312
Accrued expenses	9,299	7,790
Current maturities of long-term debt	1,693	2,951
Billings in excess of costs and estimated earnings	4,652	5,528
Customer deposits	1,981	1,709
Income taxes payable	1,692	1,556

Total current liabilities	32,305	29,026

Long-term debt, less current maturities	1,973	5,449
Deferred income	1,111	1,338
Deferred income taxes	1,472	1,296

	4,556	8,083

TOTAL LIABILITIES	36,861	37,109

MINORITY INTEREST IN SUBSIDIARY	189	115

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000 shares,
18,687,447 and 18,596,536 shares issued at November 1, 2003
and May 3, 2003, respectively	15,216	14,654
Additional paid-in capital	746	746
Retained earnings	60,926	49,950
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(18)	(38)

	76,861	65,303

	$113,911	$102,527

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
	(13 weeks)	(13 weeks)	(26 weeks)	(27 weeks)

Net sales	$ 58,307	$ 48,074	$ 107,224	$ 92,181
Cost of goods sold	36,557	32,288	67,918	61,071

Gross Profit	21,750	15,786	39,306	31,110

Operating expenses:
Selling	6,447	5,974	12,876	12,781
General and administrative	2,214	1,683	4,336	3,335
Product design and development	2,079	1,721	4,284	3,551

	10,740	9,378	21,496	19,667

Operating income	11,010	6,408	17,810	11,443
Nonoperating income (expense):
Interest income	236	148	463	332
Interest expense	(89)	(226)	(323)	(481)
Other income, net	9	71	347	265
Income before income taxes
and minority interest	11,166	6,401	18,297	11,559
Income tax expense	4,435	2,376	7,247	4,400

Income before minority
interest	6,731	4,025	11,050	7,159
Minority interest in income of
subsidiary	(62)	--	(73)	--

Net income	$ 6,669	$ 4,025	$ 10,977	$ 7,159

Earnings per share:
Basic	$ .36	$ .22	$ .59	$ .39

Diluted	$ .34	$ .21	$ .55	$ .37

                                                          See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	November 1,	November 2,
	2003	2002
	(26 weeks)	(27 weeks)

Cash flows from operating activities:
Net income	$10,977	$7,159
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	2,991	2,746
Amortization	74	147
Minority interest in income of subsidiary	74	-
Provision for doubtful accounts	327	(446)
(Gain) loss on sale of property and equipment	(296)	616
Deferred income taxes (credit)	(384)	(361)
Change in operating assets and liabilities	(2,813)	615

Net cash provided by operating activities	10,950	10,476

Cash flows from investing activities:
Purchase of property and equipment	(4,280)	(2,370)
Proceeds from sale of property and equipment	667	681

Net cash used in investing activities	(3,613)	(1,689)

Cash flows from financing activities:
Net borrowings (payments) on notes payable	(111)	122
Borrowings on long-term debt	93	-
Proceeds from exercise of stock options and warrants	264	183
Principal payments on long-term debt	(4,839)	(2,200)

Net cash used in financing activities	(4,593)	(1,895)

Effect of exchange rate changes on cash	74	2

Increase in cash and cash equivalents	2,818	6,894

Cash and cash equivalents:
Beginning	9,277	2,097

Ending	$12,095	$8,991

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$291	$459
Income taxes, net of refunds	7,507	4,373

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	-	56

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
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

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Star Circuits, Inc., SportsLink, Ltd., Daktronics GmbH, and MSC Technologies, Inc. and its majority-owned subsidiary, Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net Income as reported	$6,669	$4,025	$10,977	$7,159
Deduct: Total stock-based method
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(105)	(91)	(211)	(177)

Pro forma net income	6,564	3,934	10,766	6,982

Earnings per share:
Basic - as reported	$0.36	$0.22	$0.59	$0.39
Basic - pro forma	0.35	0.22	0.58	0.38
Diluted - as reported	0.34	0.21	0.55	0.37
Diluted - pro forma	0.33	0.20	0.54	0.36

        Commitments and Contingencies. In connection with certain sales of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by its customers to other financial institutions. At November 1, 2003 and May 3, 2003, the Company was contingently liable on such recourse agreements in the amounts of $250, respectively.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

        Product Warranties. The Company offers a standard parts coverage warranty for periods varying from one to five years for all of its products. The Company also offers additional types of warranties that include on-site labor, routine maintenance, and event support. In addition, the length of warranty on some installations can vary from one to ten years. The specific terms and conditions of these warranties primarily vary depending on the product sold. The Company estimates the costs that may be incurred under the warranty and records a liability in the amount of such costs at the time product order is received. Factors that affect the Company’s warranty liability include historical and anticipated claims cost. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company’s product warranties for the six months ended November 1, 2003 consisted of the following:

Beginning balance	$3,184
Warranties provided for during the period	1,138
Settlements made during the period	(181)
Changes in liability for pre-existing warranties
during the period, including expirations	(553)

Ending balance	$3,588

        Lease Commitments. The Company leases office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $596 and $451 for the six months ended November 1, 2003 and November 2, 2002, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at November 1, 2003:

	Fiscal Year
Remaining for:	2004	$132
	2005	228
	2006	166
	2007	65
	2008	39

	Total	$630

        Purchase Commitments. From time to time, the Company commits to purchase inventory and advertising rights over periods that extend over a year. It is committed to these purchases through June 2005. As of November 1, 2003, Daktronics, Inc. is obligated to purchase $5121 of inventory and advertising rights through fiscal year 2006 as follows:

	Fiscal Year
Remaining for:	2004	$1,038
	2005	3,907
	2006	176

	Total	5,121

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

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liabilities are incurred. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognitions for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability to be recognized at the commitment date to an exit plan. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

        On those transactions where the Company has not sold the advertising for the full value of the equipment, it records the related cost of equipment as advertising rights and amortizes that cost over the term of the rights. Revenue is recognized when it is earned under the provisions of applicable advertising contracts. Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $393 as of November 1, 2003 and $385 as of May 3, 2003.

        Product maintenance: In connections with the sale of the Company’s products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the contracts, which varies from one to ten years.

        Software: The Company typically sells its proprietary software bundled with its displays and certain other products. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” revenues from software license fees on sales, other than long-term contracts are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software, included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when the above-mentioned criteria have been met.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and six months ended November 1, 2003 and November 2, 2002 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended November 1, 2003:
Basic earnings per share	$6,669	18,653,159	$0.36
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,150,668	(0.02)

Diluted earnings per share	$6,669	19,803,827	$0.34

For the three months ended November 2, 2002:
Basic earnings per share	$4,025	18,335,181	$0.22
Effect of dilutive securities:
Exercise of stock options and warrants	-	973,286	(0.01)

Diluted earnings per share	$4,025	19,308,467	$0.21

For the six months ended November 1, 2003:
Basic earnings per share	$10,977	18,622,223	$0.59
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,182,078	(0.04)

Diluted earnings per share	$10,977	19,804,300	$0.55

For the six months ended November 2, 2002:
Basic earnings per share	$7,159	18,308,850	$0.39
Effect of dilutive securities:
Exercise of stock options and warrants	-	995,777	(0.02)

Diluted earnings per share	$7,159	19,304,627	$0.37

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        Effective April 28, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This statement prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed an analysis as of October 25, 2002. The results of the analysis indicated that no goodwill impairment existed as of October 25, 2002. In accourdance with SFAS 142, the Company will complete an impairment analysis on an annual basis.

              Goodwill, net of accumulated amortization, was $1,083 at November 1, 2003 and $1,043 at May 3, 2003. Accumulated amortization was $157 at November 1, 2003 and at May 3, 2003 respectfully.

        As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at November 1, 2003 and May 3, 2003 respectively. Accumulated amortization was $463 and $419 at November 1, 2003 and May 3, 2003, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 3, 2003, is $63, $40, and $27 for the fiscal years ending 2004, 2005 and 2006.

Note 7. Inventories

        Inventories consist of the following:

	November 1, 2003	May 3, 2003

Raw Materials	$7,035	$5,999
Work-in-progress	2,785	2,151
Finished goods	7,692	6,713

	$17,512	$14,863

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

        The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

        The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the six months ended:
November 1, 2003	$92,042	$15,182	$107,224
November 2, 2002	90,034	2,147	92,181

Long-lived assets at:
November 1, 2003	25,099	585	25,684
November 2, 2002	24,876	297	25,173

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

        The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal year 2003 contained 53 weeks and the first six months of fiscal year 2003 contained 27 weeks as compared to the more typical 52-week year and 26-week six month period. Fiscal year 2004 contains 52 weeks.

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

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 1, 2003, the Company had an allowance for doubtful accounts balance of approximately $1.2 million.

        Warranties. The Company has created a reserve for warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. In the event that the Company would become aware of an increase in its warranty reserves additional reserves may become necessary, resulting in an increase in costs of goods sold. As of November 1, 2003, the Company had a total of approximately $3.6 million deferred for these costs.

        Extended warranty and product maintenance. The Company has deferred revenue related to separately priced extended warranty and product maintenance agreements. In the event that the Company would become aware of an increase in its estimated costs under these agreements in excess of its deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of November 1, 2003, approximately $0.4 million in additional reserves were provided for.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
	(13 weeks)	(13 weeks)	(26 weeks)	(27 weeks)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.7%	67.2%	63.3%	66.3%

Gross profit	37.3%	32.8%	36.7%	33.7%
Operating expense	18.4%	19.5%	20.0%	21.3%

Operating income	18.9%	13.3%	16.7%	12.4%
Interest income	0.4%	0.3%	0.4%	0.4%

Interest expense	(0.2% )	(0.4% )	(0.3% )	(0.5% )
Other income (expense), net	-	0.1%	0.3%	0.3%

Income before income taxes and minority interest	19.1%	13.3%	17.1%	12.6%
Income tax expense	7.6%	4.9%	6.8%	4.8%
Minority interest in income of subsidiary	0.1%	-	-	-

Net income	11.4%	8.4%	10.3%	7.8%

NET SALES

        Net sales increased 16.3% to $107.2 million for the six months ended November 1, 2003 as compared to $92.2 million for the same period in fiscal year 2003. Net sales increased 21.3% to $58.3 million for the quarter ended November 1, 2003 as compared to $48.1 million for the same period in fiscal year 2003. For the quarter ended November 1, 2003, net sales increased in all three of the Company’s main markets. Net sales were also up in the United States and internationally. Finally, as a percent of overall net sales, standard product orders were slightly less than 30% for the second quarter of fiscal year 2004 as compared to approximately 26% for the second quarter of fiscal year 2003.

        Within the sports markets, the growth in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003 was mainly in sales to high schools and smaller sports facilities and major league sports facilities. Sales to mid sized institutions, including colleges and universities were relatively flat for the quarter. Year to date sales are up across all three areas, lead primarily by growth in major league sports facilities. During the first half of the year, the Company completed a number of large installations that contributed to the growth both in the quarter and year to date as compared to the same periods of the last fiscal year. The Company expects that sales will be up for the year in the small and mid-sized facilities and to be down in the larger professional facilities, although for the first half of fiscal year 2004, orders, including those expected to book early in the third quarter of fiscal year 2004, were higher than expected. The growth in the sports market as a whole was due to a number of factors, including the overall level of order bookings during the quarter and the growth in opportunities outside the United States. In addition, the Company benefits from its network of sales and service offices throughout the country, giving it the ability to serve its customers more effectively. The Company believes that the effects of the slow economy have a lesser impact on the sports market, as compared to its other markets, since its products are generally revenue generation tools (through advertising) for facilities and the sports business in general is a more resistant to negative factors in the economy as a whole.

        Orders in the sports market were down in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003, primarily due to a decline in order bookings in the major league sports facilities. Within the sports market order bookings to the smaller sports facilities and internationally were up for the quarter. During the quarter, the Company continued to benefit from growth opportunities presented through its sports marketing business as it signed additional orders, which included sponsorships by advertisers. This has helped drive sales in smaller facilities as well as mid-sized facilities. The Company believes that the growth in the sports market continues to be driven by growth internationally, new product development and expanding market as the Company’s products have become more affordable to more institutions, and its overall product offerings, which the Company believes are the most complete and integrated systems in the marketplace.

        Net sales in the commercial market grew significantly during the second quarter of fiscal year 2004 as compared to the same period of fiscal year 2003. Sales were especially strong in standard products primarily due to growth in sales to national accounts. This growth for the second quarter offset the first quarter of fiscal year 2004 decline as compared to the first quarter of fiscal year 2003 so that year to date sales are up as compared to the same period of last fiscal year. During the second quarter of fiscal year 2004, the Company began significant deliveries to a couple of relatively new national accounts and expects that this increase will continue into the third quarter of fiscal year 2004. Order bookings were also up for the second quarter of fiscal year 2004 as compared to fiscal year 2003 and nearly doubled. Year to date orders are also up substantially. Although sales and orders in the commercial market are dependant to a large degree on current economic conditions, the Company has been able to grow the business due to its product offerings, its network of sales and service offices throughout the country, the development of resellers, primarily in the United States, and the integrated offerings the Company has. As the Company continues to penetrate the opportunities in the commercial market, including national accounts and further matures its regional sales force, it expects the trend of increasing standard order volume to continue double-digit growth rates. The Company’s ability to generate greater sales to national accounts and similar large customers could cause this rate of growth to develop at an even faster rate.

        Net sales in the transportation markets increased during the second quarter of fiscal year 2004 as compared to the same period of fiscal 2003 and were also up year to date as compared to the previous year. A significant portion of the growth both for the quarter and year to date was related to aviation related projects, although the core ITS portion of the business increased as well. In terms of order bookings, aviation orders were down for the quarter as compared to the previous fiscal year while the ITS portion of the business grew for the quarter. Year to date, both portions of the transportation market were down in terms of order bookings however the Company expects that for the year the transportation market will increase year over year in net sales and in orders.

        The Company occasionally sells products in exchange for the proceeds of advertising revenues generated from use of products. These sales represented less than 10% of net sales for the quarter and six months ended November 1, 2003. The gross profit on these net sales has been comparable to the gross profit margin on other net sales.

        The order backlog as of November 1, 2003 was approximately $39 million as compared to $51 million as of November 2, 2002 and $56 million at the beginning of the second quarter of fiscal year 2004. Historically, the Company’s backlog varies significantly due to the timing of large orders. The dollar decrease in backlog was primarily concentrated in the sports markets and transportation markets, while the commercial market backlog experienced significant growth on a percentage basis from the end of the second quarter of fiscal year 2003.

GROSS PROFIT

        Gross profit increased 37.8% to $21.8 million for the three months ended November 1, 2003 compared to $15.8 million for the same period in fiscal year 2003. For the six months ended November 1, 2003, gross profit increased 26.3% to $39.3 million as compared to $31.1 million for the six months ended November 2, 2002. As a percent of net sales, gross profit was 37.3% and 36.7% for the three and six months ended November 1, 2003 as compared to 32.8% and 33.7% for the three and six months ended November 2, 2002. The increase in gross profit for both the three and six months was due to a number of factors including improvements in raw material costs, including the benefits of signing orders in advance of raw material price declines, improvements in on-site project costs as compared to estimates, an improvement in expected margins at contract signing, and an improved mix between higher margin standard products and large contracts. These improvements were offset by increased freight costs and inventory losses. The Company continues to strive towards higher gross margins, as a percent of net sales, although depending on the actual mix and level of future sales, margin percentages may not increase and are likely to decrease from the levels of the most recent quarter in the near term. The Company expects that margins will be higher for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003, but lower than the current quarters level.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative and product design and development costs, increased by approximately 14.5% from $9.4 million in the second quarter of fiscal year 2003 to $10.7 million in the second quarter of fiscal year 2004. As a percent of net sales, operating expenses decreased from 19.5% to 18.4%. For the six months ended November 1, 2003, operating expenses increased 9.3% from $19.7 million for the six months ended November 2, 2002 to $21.5 million for the six months ended November 1, 2003. For the six months ended November 2, 2002, all components of operating expenses were affected as a result of the first quarter of fiscal year 2003 containing 14 weeks as opposed to the 13 weeks included in the first quarter of fiscal year 2004.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 7.9% to $6.4 million for the three months ended November 1, 2003 as compared to $6.0 million for the same period in fiscal year 2003. Selling expenses increased 0.7% to $12.9 million for the six months ended November 1, 2003 from $12.8 million for the same period in fiscal year 2003. Selling expenses declined to 11.1% of net sales for the second quarter of fiscal year 2004 from 12.4% of net sales for the second quarter of fiscal year 2003. For the six months ended November 1, 2003, selling expenses were 12.0% of net sales as compared to 13.9% of net sales for the six months ended November 2, 2002.

        Selling expenses for the quarter were higher as a result of an increase in personnel costs as the Company continued to build its sales infrastructure in line with the growth in net sales, higher travel and entertainment costs due to the increased level of net sales, and higher convention costs, all of which were offset by lower product demo costs which were unusually high in the second quarter of fiscal year 2003 and lower postage costs. The increase in selling expenses for the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003 was the result of higher personnel costs and related infrastructure costs of its sales and service office network, higher travel and entertainment costs due to the increased level of net sales, greater depreciation costs, offset by lower product development costs and lower bad debt expense. The Company expects selling expense to increase slightly each quarter for the rest of the fiscal year given its current outlook, however as a percentage of net sales, selling expenses are expected to be at or lower than the level achieved for all of fiscal year 2003.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fess, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies.

        General and administrative expenses increased 31.6% to $2.2 million for the three months ended November 1, 2003 compared to $1.7 million for the same period in fiscal year 2003. General and administrative expenses increased 30.0% to $4.3 million for the six months ended November 1, 2003 as compared to $3.3 million for the first six months ended November 2, 2002. General and administrative expenses increased to 3.8% as a percent of net sales for the second quarter of fiscal year 2004 from 3.5% of net sales for the second quarter of fiscal year 2003. For the six months ended November 1, 2003, general and administrative expenses were 4.0% of net sales as compared to 3.6% of net sales for the six months ended November 2, 2002.

        The increase for the second quarter and the first six months of fiscal year 2004 as compared to the second quarter of fiscal year 2003 was due to increases in software and software implementation costs, an increase in charitable contributions, higher professional fees related primarily to the expansion of the Company’s business outside of the United States, higher training costs related to the increased level of employees company wide and higher insurance costs due to the general rise in insurance costs throughout the economy. The Company expects that general and administrative costs will increase slightly throughout the rest of the fiscal year on a per quarter basis.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies.

        Product design and development expenses increased 20.8% to $2.1 million for the three months ended November 1, 2003 compared to $1.7 million for the same period in fiscal year 2003. Product design and development expenses increased 20.6% to $4.3 million for the six months ended November 1, 2003 as compared to $3.6 million for the six months ended November 2, 2002. Product design and development was 3.6% as a percent of net sales for the second quarter of fiscal year 2004 and 2003. For the six months ended November 1, 2003, product design and development expenses were 4.0% of net sales as compared to 3.9% of net sales for the six months ended November 2, 2002. Generally, product design and development expenses increase during times when the Company’s engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the quarter the Company invested in a number of critical initiatives including further development of its controllers, video and matrix displays and new products.

        The Company expects that product design and development expenses will approximate 4.0% of net sales on an annual basis.

INTEREST INCOME

        The Company occasionally sells products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, which result in long-term receivables. Interest income resulting from these long-term receivables increased 59.5% to $0.24 million for the three months ended November 1, 2003 as compared to $0.15 million for the second quarter of fiscal year 2003. For the six months ended November 1, 2003, interest income increased 39.5% to $0.46 million from $0.33 million for the six months ended November 2, 2002. The increase for both periods of time was the result of higher average levels of long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on the Company’s notes payable and long-term debt. Interest expense decreased 60.6% to $0.09 million for the three months ended November 1, 2003 as compared to $0.23 million for the three months ended November 2, 2002. For the six months ended November 1, 2003, interest expense declined 32.8% to $0.32 million from $0.48 million for the six months ended November 2, 2002. The decrease for both the six months and the quarter was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding, which was partially offset by penalties the Company paid to retire debt ahead of its scheduled maturity.

OTHER INCOME (EXPENSE)

        Other income (expense) decreased from $0.07 million to $0.01 million for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2002. It increased to $0.35 million for the first six months of fiscal year 2004 as compared to $0.27 million in the first six months of fiscal year 2003. The increase for the six months was primarily the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. The decline in the second quarter of fiscal year 2004 as compared to the same quarter of fiscal year 2003 was due to the write down of investments the Company had in joint venture which the Company intends to divest itself on during the third quarter. These losses were offset by currency gains realized by the Company’s Canadian subsidiary.

Liquidity and Capital Resources

        Working capital was $42.7 million at November 1, 2003 and $39.7 million at May 3, 2003. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the six months ended November 1, 2003 was $11.0 million. Net income of $11.0 million plus depreciation and amortization of $3.1 million, a decrease in accounts receivables, an increase in accounts payable and accrued expenses, was offset by an increase costs and estimated earnings in excess of billings, net of an increase in billings in excess of costs and estimated earnings, an increase in inventory and the effects of changes in various other operating assets and liabilities. The changes in operating assets and liabilities were primarily related to the growth of the Company during the first half of the year. The growth in long-term receivables resulted from the growth in the sports marketing business of the Company and the financing of a large project over an extended period of time.

        Cash used by investing activities consisted of $4.3 million of purchases of property and equipment. During the first half of fiscal year 2004, the Company invested approximately $0.5 million in transportation equipment, $1.3 million in manufacturing equipment, $1.5 million in information systems infrastructure, including software and $0.7 million in product demonstration equipment. These investments were made to support the Company’s continued growth and to replace obsolete equipment.

        Cash used by financing activities included a $4.9 million net reduction of long-term debt arrangements and short-term notes payable offset by $0.3 million in proceeds from the exercise of stock options.

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

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.1 million for the quarter ended November 1, 2003. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        The Company has a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.67% at November 1, 2003) and is due on October 1, 2004. As of November 1, 2003, no advances under the line of credit were outstanding. One standby letter of credit was issued and outstanding for approximately $0.2 million as of November 1, 2003. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., the Company’s Canadian subsidiary, has various credit agreements that provide up to $0.3 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1% above the prime rate of interest (5.5% at November 1, 2003). As of November 1, 2003, $0.1 had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At November 1, 2003, the Company had approximately $7.6 million of bonded work outstanding against this line.

        The Company believes under its current growth estimates over the next year, it has sufficient capacity under its line of credit. Beyond that time, it may need to increase the amount of its credit facility depending on various factors. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender. The Company believes that cash from operations, from its existing or increased credit facility, and its current working capital will be adequate to meet the cash requirements of its operations in the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

FOREIGN CURRENCY EXCHANGE RATES

        Through November 1, 2003 substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the second quarter of fiscal year 2004 were 14.7% of total net sales. The Company operates in Canada through a majority owned subsidiary. Sales of the Canadian subsidiary comprised 4.4% of net sales in the first half of fiscal year 2004. In the event the Company believed that currency risk in Canada was significant it would utilize foreign exchange hedging contracts to manage its exposure to the Canadian dollar.

        During the first half of fiscal year 2004, the Company entered into an order denominated in euros. To minimize its risk on fluctuations in euros versus the United States dollar, it entered into a forward contract to sell euros, net of its euro denominated obligations on the contact.

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

Interest rate risks

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of November 1, 2003, the Company’s outstanding debt approximated $3.8 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of as of November 1, 2003. For fixed rate debt, interest rate changes affects its fair market value, but do not impact earnings or cash flows.

        In connection with the sale of certain video displays, scoreboards and message display centers, the Company has entered into various types of financings. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of November 1, 2003, the Company’s outstanding long-term receivables were approximately $14.0 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.08 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the two quarters ending May 1, 2004 and fiscal years following fiscal year 2004.

	Principal (Notional) Amount by Expected Maturity
	(dollars in thousands)

	Fiscal Year Ending					There-

	2004	2005	2006	2007	2008	after
Assets:
Long-term receivables,
including current portion:
Fixed rate	1,819	2,346	3,351	1,424	1,389	3,686
Average interest rate	6.5%	8.4%	9.1%	7.6%	7.5%	6.7%
Liabilities:
Long and short term debt
Fixed rate	1,044	1,480	1,076	72	47	34
Average interest rate	7.8%	8.0%	8.5%	9.0%	10.1%	11.4%

        The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximates its fair value.

        Substantially all of the Company’s cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of the Company’s Canadian subsidiary and an account of the Company to settle euro-based payments. These balances are immaterial to the Company as a whole.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4. Submission of matters to a vote of security holders

        Not Applicable

Item 5. OTHER INFORMATION

        Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

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

        Not Applicable

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

Date: November 26, 2003