Form 10-Q
period 2004-01-31
DAKTRONICS INC /SD/
filed 2004-02-20
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                     Yes [ X] No [  ]

The number of shares of the registrant’s common stock outstanding as of February 18, 2004 was 18,805,743.

DAKTRONICS, INC. AND SUBSIDIARIES
 FORM 10-Q
 For the Quarter Ended January 31, 2004

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2004 AND MAY 3, 2003	3, 4
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
JANUARY 31, 2004 AND FEBRUARY 1, 2003	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JANUARY 31, 2004 AND FEBRUARY 1, 2003	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULT UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

EXHIBIT INDEX

Ex. 10.14 FOURTH AMENDMENT, DATED DECEMBER 2, 2003 TO THE LOAN AGREEMENT
DATED OCTOBER 14, 1998 BETWEEN US BANK NATIONAL ASSOCIATION AND
DAKTRONICS, INC.
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	January 31,	May 3,
	2004	2003
	(unaudited)	(note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,027	$9,277
Accounts receivable, less allowance for doubtful accounts
of $1,203 at January 31, 2004 and $1,102 at May 3, 2003	27,927	25,912
Current maturities of long-term receivables	3,693	2,650
Inventories	18,004	14,863
Costs and estimated earnings in excess of billings	14,111	11,467
Prepaid expenses and other	858	756
Deferred income taxes	4,151	3,801

Total current assets	78,771	68,726

Advertising rights, net	636	385
Long term receivables, less current maturities	11,591	6,711
Goodwill, net of accumulated amortization	1,083	1,043
Intangible and other assets	866	873

	14,176	9,012

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	12,390	12,281
Machinery and equipment	17,140	13,762
Office furniture and equipment	15,274	13,495
Equipment held for rent	4,074	3,476
Transportation equipment	2,793	2,185

	52,325	45,853
Less accumulated depreciation	25,337	21,064

	26,988	24,789

	$119,935	$102,527

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except per share data)

	January 31,	May 3,
	2004	2002
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$91	$180
Accounts payable	12,330	9,312
Accrued expenses	11,186	7,790
Current maturities of long-term debt	1,451	2,951
Billings in excess of costs and estimated earnings	7,388	5,528
Customer deposits	2,457	1,709
Income taxes payable	250	1,556

Total current liabilities	35,153	29,026

Long-term debt, less current maturities	1,669	5,449
Deferred revenue	1,222	1,338
Deferred income taxes	1,760	1,296

	4,651	8,083

MINORITY INTEREST IN SUBSIDIARY	146	115

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000 shares,
18,805,675 and 18,596,536 shares issued at January 31, 2004
and May 3, 2003, respectively	15,752	14,654
Additional paid-in capital	746	746
Retained earnings	63,543	49,950
Treasury stock,at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(47)	(38)

	79,985	65,303

	$119,935	$102,527

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003
	(13 weeks)	(13 weeks)	(39 weeks)	(40 weeks)

Net sales	$ 44,745	$ 38,220	$ 151,969	$ 130,400
Cost of goods sold	29,996	25,855	97,914	86,925

Gross Profit	14,749	12,365	54,055	43,475

Operating expenses:
Selling	6,819	5,868	19,695	18,649
General and administrative	2,521	1,824	6,858	5,159
Product design and development	1,893	1,534	6,177	5,086

	11,233	9,226	32,730	28,894

Operating income	3,516	3,139	21,325	14,581

Nonoperating income (expense):
Interest income	258	184	721	516
Interest expense	(78)	(195)	(401)	(675)
Other income, net	222	58	571	323

Income before income taxes
and minority interest	3,918	3,186	22,216	14,745
Income tax expense	1,345	1,288	8,592	5,688

Income before minority
interest	2,573	1,898	13,624	9,057
Minority interest in (income) of
subsidiary	43	(10)	(31)	(10)

Net income	$ 2,616	$ 1,888	$ 13,593	$ 9,047

Earnings per share:
Basic	$ 0.14	$ 0.10	$ 0.73	$ 0.49

Diluted	$ 0.13	$ .10	$ 0.68	$ 0.47

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	January 31,	February 1,
	2004	2003
	(39 weeks)	(40 weeks)

Cash flows from operating activities:
Net income	$13,593	$9,047
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,540	4,214
Amortization	100	190
Minority interest in income of subsidiary	31	9
Provision for doubtful accounts	328	(440)
(Gain) loss on sale of property and equipment	(304)	743
Deferred income taxes, net	113	(592)
Change in operating assets and liabilities	(6,301)	943

Net cash provided by operating activities	12,100	14,114

Cash flows from investing activities:
Purchase of property and equipment	(7,100)	(3,982)
Proceeds from sale of property and equipment	688	738

Net cash used in investing activities	(6,412)	(3,244)

Cash flows from financing activities:
Net payments on notes payable	(105)	(51)
Borrowings on long-term debt	185	1,588
Principal payments on long-term debt	(5,495)	(6,095)
Proceeds from exercise of stock options and warrants	463	441

Net cash used in financing activities	(4,952)	(4,117)

Effect of exchange rate changes on cash	14	13

Increase in cash and cash equivalents	750	6,766

Cash and cash equivalents:
Beginning	9,277	2,097

Ending	$10,027	$8,863

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$403	$691
Income taxes, net of refunds	9,599	5,525

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$-	$144

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

Note 2. Significant Accounting Policies

        Stock based compensation. At May 3, 2003, the Company had four stock-based employee compensation plans, which are described more fully in the Company’s Annual Report of Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003

Net Income as reported	$2,616	$1,888	$13,593	$9,047
Deduct: Total stock-based method
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(110)	(86)	(321)	(263)

Pro forma net income	2,506	1,802	13,272	8,784

Earnings per share:
Basic - as reported	$0.14	$0.10	$0.73	$0.49
Basic - pro forma	0.13	0.09	0.71	0.48
Diluted - as reported	0.13	0.10	0.68	0.47
Diluted - pro forma	0.13	0.09	0.67	0.45

        Commitments and Contingencies. In connection with certain sales of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by its customers to other financial institutions. At January 31, 2004 and May 3, 2003, the Company was contingently liable on such recourse agreements in the amounts of $250, respectively.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

        Product Warranties. The Company offers a standard parts coverage warranty for periods varying from one to five years for all of its products. The Company also offers additional types of warranties that include on-site labor, routine maintenance, and event support. In addition, the length of warranty on some installations can vary from one to ten years. The specific terms and conditions of these warranties vary depending on the product sold and customer requirements. The Company estimates the costs that may be incurred under the warranty and records a liability in the amount of such costs at the time product order is received. Factors that affect the Company’s warranty liability include historical and anticipated claims cost. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company’s product warranties for the nine months ended January 31, 2004 consisted of the following:

Beginning balance - May 4, 2003	$3,184
Warranties provided for during the period	1,566
Settlements made during the period	(217)
Changes in liability for pre-existing warranties
during the period, including expirations	(740)

Ending balance - January 31, 2004	$3,793

        Lease Commitments. The Company leases office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $891 and $678 for the nine months ended January 31, 2004 and February 1, 2003, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at January 31, 2004:

	Fiscal Year
Remaining for:	2004	$175
	2005	554
	2006	461
	2007	284
	2008	49

	Total	$1,523

        Purchase Commitments. From time to time, the Company commits to purchase inventory and advertising rights over periods that extend over a year. It is committed to these purchases through June 2005. As of January 31, 2004, Daktronics, Inc. is obligated to purchase $4.3 million of inventory and advertising rights through fiscal year 2006 as follows:

	Fiscal Year
Remaining for:	2004	$642
	2005	3,515
	2006	176

	Total	$4,333

Note 3. Recently Issued Accounting Pronouncements

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

        Advertising rights: The Company occasionally sells and installs its products at facilities in exchange for the rights to sell and retain certain future advertising revenues or payments. It recognizes revenue for the amount of the present value of the future advertising payments or other payments at such time that the payments become fixed and determinable.

        On those transactions where the Company has not sold sufficient advertising, that on a present value basis, does not exceed the cost of the equipment, it recognizes revenue and cost of sales to the extent of the advertising sold that is fixed and determinable. Any remaining costs of the equipment are capitalized as advertising rights and recognized as additional advertising contracts are sold. It also regularly reviews these rights for any impairment.

        Advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $636 as of January 31, 2004 and $385 as of May 3, 2003.

        Product maintenance: In connections with the sale of the Company’s products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the contracts, which varies from one to ten years.

        Software: The Company typically sells its proprietary software bundled with its displays and certain other products. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software, included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when the above-mentioned criteria have been met.

        Services: Revenues generated by the Company for services such as event support, control room design, on-site training, equipment service and continuing technical support for operators of the Company’s equipment are recognized as net sales as the services are performed.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended January 31, 2004 and February 1, 2003 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended January 31, 2004:
Basic earnings per share	$2,616	18,750,366	$0.14
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,261,890	(0.01)

Diluted earnings per share	$2,616.	20,012,256	$0.13

For the three months ended February 1, 2003:
Basic earnings per share	$1,888	18,382,970	$0.10
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,313,903	-

Diluted earnings per share	$1,888	19,696,873	$0.10

For the nine months ended January 31, 2004:
Basic earnings per share	$13,593	18,655,109	$0.73
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,210,622	(0.05)

Diluted earnings per share	$13,593	19,865,731	$0.68

For the nine months ended February 1, 2003:
Basic earnings per share	$9,047	18,329,934	$0.49
Effect of dilutive securities:
Exercise of stock options and warrants	-	1,066,409	(0.02)

Diluted earnings per share	$9,047	19,396,343	$0.47

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        Effective April 28, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This statement prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed an analysis as of October 25, 2002. The results of the analysis indicated that no goodwill impairment existed as of October 25, 2002. In accordance with the SFAS 142, the Company will complete an impairment analysis on an annual basis.

         Goodwill, net of accumulated amortization, was $1,083 at January 31, 2004 and $1,043 at May 3, 2003. Accumulated amortization was $157 at January 31, 2004 and at May 3, 2003.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at January 31, 2004 and May 3, 2003. Accumulated amortization was $473 and $419 at January 31, 2004 and May 3, 2003, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 3, 2003, is $63, $40, and $27 for the fiscal years ending 2004, 2005, and 2006, respectively.

Note 7. Inventories

        Inventories consist of the following:

	January 31 2004	May 3, 2003

Raw Materials	$7,508	$5,999
Work-in-progress	2,918	2,151
Finished goods	7,578	6,713

	$18,004	$14,863

Note 8. Segment Disclosure

        The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company does not manage its business by solution or focus area. During the quarter the Company recognized approximately $5.1 million in net sales relating to the previously announced transaction with the Cleveland Indians.

        The Company does not maintain information on sales by products, and therefore, disclosure of such information is not practical.

        The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the nine months ended:
January 31, 2004	$130,881	$21,088	$151,969
February 1, 2003	124,925	5,475	130,400

Long-lived assets at:
January 31, 2004	28,690	883	29,573
February 1, 2003	26,782	308	27,090

Note 9. Subsequent Event

        In February 2004 the Company entered into a letter of intent to acquire the minority interest in Daktronics Canada, Inc., an 80% owned subsidiary, for approximately $460 to be paid through issuance of stock in Daktronics, Inc. The acquisition is expected to close prior to March 15, 2004. The acquisition of this minority interest is contingent on negotiation of the final purchase agreement and is not expected to have a material effect on operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

        The Company designs, manufactures, and sells a wide range of computer-programmable information display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include sport, commercial, and transportation.

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

        The Company books orders only upon receipt of a firm contract and, in most cases, only after receipt of any required deposits related to the order. As a result, certain orders for which the Company has received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders.

        The Company operates on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal year 2003 contained 53 weeks and the first nine months of fiscal year 2003 contained 40 weeks as compared to the more typical 52-week year and 39-week nine month period. Fiscal year 2004 contains 52 weeks.

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

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 31, 2004, the Company had an allowance for doubtful accounts balance of approximately $1.2 million.

        Warranties.  The Company has created a reserve for warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the standard warranty. In the event that the Company would become aware of an increase in its warranty reserves additional reserves may become necessary, resulting in an increase in costs of goods sold. As of January 31, 2004, the Company had a total of approximately $3.8 million deferred for these costs.

        Extended warranty and product maintenance. The Company has deferred revenue related to separately priced extended warranty and product maintenance agreements. In the event that the Company would become aware of an increase in its estimated costs under these agreements in excess of its deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. During the first nine months of fiscal year 2004, approximately $1.6 million in additional reserves were provided for.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003
	(13 weeks)	(13 weeks)	(39 weeks)	(40 weeks)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.0%	67.7%	64.4%	66.7%

Gross profit	33.0%	32.3%	35.6%	33.3%
Operating expense	25.1%	24.1%	21.6%	22.1%

Operating income	7.9%	8.2%	14.0%	11.2%
Interest income	0.5%	0.5%	0.5%	0.4%
Interest expense	(0.2% )	(0.5% )	(0.3% )	(0.5% )
Other income, net	0.5%	0.1%	0.4%	0.2%

Income before income taxes and minority interest	8.7%	8.3%	14.6%	11.3%
Income tax expense	3.0%	3.4%	5.7%	4.4%
Minority interest in (income) loss of subsidiary	0.1%	(0.0% )	(0.0% )	(0.0% )

Net income	5.8%	4.9%	8.9%	6.9%

NET SALES

        Net sales increased 17.1% to $44.7 million for the quarter ended January 31, 2004, as compared to $38.2 million for the same period in fiscal year 2003. Net sales increased 16.5% to $152.0 million for the nine months ended January 31, 2004, as compared to $130.4 million for the same period in fiscal year 2003. For the quarter ended January 31, 2004, net sales increased in the sports and commercial market, but were down in the transportation market. Net sales were also up in the United States and internationally both for the quarter and for the nine months of the year. Finally, as a percent of overall net sales, standard product orders were more than 34% of net sales for the third quarter of fiscal year 2004 as compared to approximately 23% for the third quarter of fiscal year 2003. Year to date standard product orders were in excess of 28% of total net sales as compared to 25% for the first nine months of fiscal year 2003.

        Within the sports markets, the growth in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 was mainly in sales to high schools and smaller sports facilities and major league sports facilities. Sales to mid-sized institutions, including colleges and universities, were relatively flat for the quarter. Year to date sales were up across all three areas, led primarily by growth in major league sports facilities followed by growth in net sales to high schools and smaller facilities. During the first three quarters of the year, the Company completed a number of large installations that contributed to the growth both in the quarter and year to date as compared to the same periods of the last fiscal year. The Company expects that sales will be up for the year in the smaller sports facilities and in the larger professional facilities, while the college and university market will be up only slightly over the previous year. During the quarter net sales included approximately $5.1 million or 13.1% of net sales related to the contract the company had previously announced with the Cleveland Indians. The growth in the high school portion of the sports market is partially attributable to the growth in sales of video displays, primarily for football stadiums and other factors as listed below. The growth in the sports market as a whole was due to a number of factors, including the overall level of order bookings during the quarter and the growth in opportunities outside the United States. In addition, the Company benefits from its network of sales and service offices throughout the country, giving it the ability to serve its customers more effectively. The Company believes that the effects of the slow economy have a lesser impact on the sports market, as compared to its other markets, since its products are generally revenue generation tools (through advertising) for facilities and the sports business in general is a more resistant to negative factors in the economy as a whole.

        Orders in the sports market were up in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003, primarily due to the factors listed above and due to the booking of two large orders with major league baseball teams. Order bookings were also up in the smaller sports facilities and internationally. During the quarter, the Company continued to benefit from growth opportunities presented through its sports marketing business as it signed additional orders, which included sponsorships by advertisers. This has helped drive sales in smaller facilities as well as mid-sized facilities. The Company believes that the growth in the sports market continues to be driven by growth internationally, new product development, an expanding market as the Company’s products have become more affordable to more institutions, and its overall product offerings, which the Company believes are the most complete and integrated systems in the marketplace.

        Net sales in the commercial market grew significantly during the third quarter of fiscal year 2004 as compared to the same period of fiscal year 2003. Sales of standard products were especially strong primarily due to growth in sales to national accounts and the continued acceptance of the Company’s Galaxy® display product line. On a year to date basis, this portion of the Company’s business has experienced the greatest percentage growth as compared to the other two markets again due to a large degree to sales outside the United States and the national account business. Order bookings were also up by almost 70% for the third quarter of fiscal year 2004 and for the first three quarters of the year as compared to the same periods of fiscal year 2003. Although sales and orders in the commercial market are dependant to a large degree on current economic conditions, the Company has been able to grow the business due to its product offerings, its international expansion, the network of sales and service offices throughout the country, the development of resellers, primarily in the United States, and the integrated offerings the Company provides. As the Company continues to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further matures its regional sales force, it expects the trend of increasing standard order volume to continue double-digit percentage growth rates. The Company’s ability to generate greater sales to national accounts and other large customers, domestically and internationally, could cause this rate of growth to develop at a faster rate.

        Net sales in the transportation markets decreased during the third quarter of fiscal year 2004 as compared to the same period of fiscal 2003 primarily due to the decline in order bookings that the Company experienced in the first and second quarter of the current fiscal year. For the first nine months of fiscal year 2004, net sales in the transportation market were relatively flat as compared to fiscal year 2003. The decline for the quarter and year to date has been in the Intelligent Transportation Systems portion of the market as opposed to the aviation portion of the market, which is up for both the quarter and year to date. Year to date, both portions of the transportation market were down in terms of order bookings however the Company expects that for the year the transportation market will increase year over year in orders while sales may be relatively flat.

        The Company occasionally sells products in exchange for the proceeds of advertising revenues generated from use of products. These sales represented less than 10% of net sales for the third quarter and nine months ended January 31, 2004. The gross profit on these net sales has typically been higher than the gross profit margin on other net sales of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of January 31, 2004 was approximately $43 million as compared to $51 million as of February 1, 2003, and $39 million at the beginning of the third quarter of fiscal year 2004. Historically, the Company’s backlog varies significantly due to the timing of large orders. The decrease in backlog for the third quarter of fiscal year 2003 was primarily concentrated in the sports markets and transportation markets, while the commercial market backlog experienced significant growth on a percentage basis from the end of the third quarter of fiscal year 2003. As compared to the beginning of the third quarter of fiscal year 2004, the backlog increased in all the markets, however the actual dollar increase was the most significant in the sports market.

GROSS PROFIT

        Gross profit increased 19.3% to $14.7 million as compared to $12.4 million for the third quarter of fiscal year 2003. Gross profit increased 24.3% to $54.1 million for the nine months ended January 31, 2004, compared to $43.5 million for the same period in fiscal year 2003. As a percent of net sales, gross profit was 33.0% and 35.6% for the three and nine months ended January 31, 2004, as compared to 32.3% and 35.6% for the three and nine months ended February 1, 2003. The increase in gross profit for both the three and nine months was due to a number of factors including lower raw material costs, the benefits of signing orders in advance of raw material price declines, improvements in on-site project costs as compared to estimates (primarily in the first half of fiscal year 2004), an improvement in expected margins at contract signing, improved overhead absorption in manufacturing (primarily in the third quarter of fiscal year 2004) and an improved mix between higher margin standard products and large contracts. These improvements were offset by increased freight costs, inventory losses, and for the third quarter, an accrual for anticipated profit sharing plan contributions. The Company continues to strive towards higher gross margins, as a percent of net sales, although depending on the actual mix and level of future sales, margin percentages may not increase and are likely to decrease from the levels of the first three quarters as a whole. The Company expects that margins will be similar for the fourth quarter of fiscal year 2004 as compared to the fourth quarter of fiscal year 2003, although as a result of various factors, the actual amount could vary significantly.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative, and product design and development costs, increased by approximately 21.8% from $9.2 million in the third quarter of fiscal year 2003 to $11.2 million in the third quarter of fiscal year 2004. As a percent of net sales, operating expenses increased from 24.1% to 25.1%. For the nine months ended January 31, 2004, operating expenses increased 13.3% from $28.9 million to $32.7 million. For the nine months ended February 1, 2003, all components of operating expenses were affected as a result of the first quarter of fiscal year 2003 containing 14 weeks as opposed to the 13 weeks included in the first quarter of fiscal year 2004. In addition, during the third quarter, the Company accrued amounts for anticipated profit sharing plan contributions, not previously accrued, that affected all areas.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment, facilities-related costs for sales and service offices, and expenditures for marketing efforts including such things as collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 16.2% to $6.8 million for the three months ended January 31, 2004, as compared to $5.9 million for the same period in fiscal year 2003. Selling expenses increased 5.6% to $19.7 million for the nine months ended January 31, 2004 from $18.6 million for the same period in fiscal year 2003. Selling expenses decreased to 15.2% of net sales for the third quarter of fiscal year 2004 from 15.4% of net sales for the third quarter of fiscal year 2003. For the nine months ended January 31, 2004, selling expenses were 13.0% of net sales as compared to 14.3% of net sales for the nine months ended February 1, 2003.

        Selling expenses for the quarter were higher as a result of an increase in personnel costs as the Company continued to build its sales infrastructure in line with the growth in net sales, higher travel and entertainment costs due to the increased level of net sales, and costs associated with the growth in the number of sales and service offices. The increase in selling expenses for the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003 was the result of higher personnel costs and related infrastructure costs of its sales and service office network, higher travel and entertainment costs due to the increased level of net sales, offset by lower product demo costs and lower bad debt expense. The Company expects selling expense to increase slightly each quarter in the future, although the fourth quarter costs could end up equal or less than the current quarter’s costs. As a percentage of net sales, selling expenses are expected to be at or lower than the level achieved for all of fiscal year 2003.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles, and supplies.

        General and administrative expenses increased 38.2% to $2.5 million for the three months ended January 31, 2004 compared to $1.8 million for the same period in fiscal year 2003. General and administrative expenses increased 32.9% to $6.9 million for the nine months ended January 31, 2004 as compared to $5.2 million for the first nine months ended February 1, 2003. General and administrative expenses increased to 5.6% as a percent of net sales for the third quarter of fiscal year 2004 from 4.8% of net sales for the third quarter of fiscal year 2003. For the nine months ended January 31, 2004, general and administrative expenses were 4.5% of net sales as compared to 4.0% of net sales for the nine months ended February 1, 2003.

        The increase for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 was due to increases in software, information systems consulting costs, the effects of compensation paid under employment agreements associated with a previous acquisition, higher professional fees related primarily to the expansion of the Company’s business outside of the United States, costs associated with union attempts to represent certain manufacturing employees, the costs of implementing the requirements of the Sarbanes-Oxley Act and related regulations, and higher training costs related to the increased level of employees company wide. These increases were offset by lower costs of shareholder relations expenses and amortization costs. For the first three quarters of fiscal year 2004 general and administrative costs increased as a result of the factors mentioned above, plus increased costs of personnel in all administrative areas, higher corporate insurance costs as a result of the insurance market as a whole, and higher charitable contribution costs and other employee benefits. These increases were offset by declines in costs of shareholder relations. The Company expects that general and administrative costs will decline in the fourth quarter of fiscal year 2004 followed by increases in following quarters at a rate slower than the rate of growth in net sales.

        As mentioned above and as previously mentioned in filings, a union had been seeking to represent certain manufacturing employees. During the quarter, a vote was held that overwhelmingly rejected the union representation. The Company believes that overall relations with employees are good, although as a result of this activity, it is exploring various ways to improve relations further.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and supplies.

        Product design and development expenses increased 23.4% to $1.9 million for the nine months ended January 31, 2004 as compared to $1.5 million for the nine months ended February 1, 2003. Product design and development expenses increased 21.5% to $6.2 million for the nine months ended January 31, 2004 compared to $5.1 million for the same period in fiscal year 2003. Product design and development was 4.2% as a percent of net sales for the third quarter of fiscal year 2004 and 4.0% of net sales for the third quarter of fiscal year 2003. For the nine months ended January 31, 2004, product design and development expenses were 4.1% of net sales as compared to 3.9% of net sales for the nine months ended February 1, 2003. Generally, product design and development expenses increase during times when the Company’s engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the quarter the Company invested in a number of critical initiatives including further development of its controllers, various software solutions, video and matrix displays, and product enhancements.

        The Company expects that product design and development expenses will approximate 4.0% of net sales on an annual basis.

INTEREST INCOME

        The Company occasionally sells products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues related to the scoreboard, display and facility, which result in long-term receivables. Interest income resulting from these long-term receivables increased 40.2% to $0.3 million for the quarter ended January 31, 2004, as compared to $0.2 million for the third quarter of fiscal year 2003. For the nine months ended January 31, 2004, interest income increased 39.7% to $0.7 million from $0.5 million for the nine months ended February 1, 2003. The increase for both periods of time was the result of higher average levels of long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on the Company’s long-term debt. Interest expense decreased 60.0% to $0.1 million for the third quarter of fiscal year 2004 as compared to $0.2 million for the third quarter of fiscal year 2003. For the nine months ended January 31, 2004, interest expense declined 40.6% to $0.4 million from $0.7 million for the nine months ended February 1, 2003. The decrease for both the nine months and the quarter was due to the reduction of debt outstanding under the Company’s line of credit and decreases in average long-term debt outstanding, which was partially offset by penalties (in the first quarter of fiscal year 2004) the Company paid to retire debt ahead of its scheduled maturity.

OTHER INCOME, NET

        Other income, net increased from $0.1 million to $0.2 million for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003. It increased to $0.6 million for the first nine months of fiscal year 2004 as compared to $0.3 million in the first nine months of fiscal year 2003. The increase for the nine months was primarily the result of gains realized on the sale of the rental equipment used by the Company’s video display rental subsidiary. The increase in the third quarter of fiscal year 2004 as compared to the same quarter of fiscal year 2003 was due to the sale of assets related to the Company’s voting system business. The Company will continue supplying displays to this market but has exited the customized software portion of the business and related maintenance obligations.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $43.6 million at January 31, 2004, and $39.7 million at May 3, 2003. The Company has historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the nine months ended January 31, 2004, was $12.1 million. Net income of $13.6 million plus depreciation and amortization of $4.6 million, an increase in accounts payable and accrued expenses, and billings in excess of costs and profits was offset by an increase in accounts receivable, inventories, estimated earnings in excess of billings, and long term receivables. The changes in operating assets and liabilities were primarily related to the growth of the Company during the first nine months of the year. In addition, as a result of the timing of certain large projects, the Company received larger than normal amounts of inventory during the last week of the quarter, creating an increase in accounts payable and inventory. The growth in long-term receivables resulted from the growth in the sports marketing business of the Company and the financing of contracts on an installment basis.

        Cash used by investing activities consisted of $7.1 million of purchases of property and equipment. During the first nine months of fiscal year 2004, the Company invested approximately $0.6 million in transportation equipment, $2.7 million in manufacturing equipment that added significant capacity in the electronic assembly and the metal fabrication areas, $1.8 million in information systems infrastructure, including software, $0.9 million in product demonstration equipment, and $0.9 million in rental equipment, primarily for its Sports Link subsidiary. These investments were made to support the Company’s continued growth, to increase capacity, and to replace obsolete equipment.

        Cash used by financing activities included a $5.5 million net reduction of long-term debt arrangements and offset by $0.5 million in proceeds from the exercise of stock options.

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

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $1.9 million for the quarter ended January 31, 2004. The Company intends to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution, and more cost effective and energy efficient displays. The Company also intends to continue developing software applications for its display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        The Company has a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $2.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (1.1% at January 31, 2004) and is due on October 1, 2005. As of January 31, 2004, no advances under the line of credit were outstanding. Two standby letters of credit were issued and outstanding for approximately $1.1 million as of January 31, 2004. These letters of credit were issued primarily to support the issuance of a bid guarantee on a project. The credit agreement is unsecured and requires the Company to meet certain covenants including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., the Company’s Canadian subsidiary, has various credit agreements that provide up to $0.3 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1% above the prime rate of interest (4.25% at January 31, 2004). As of January 31, 2004, $0.1 had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        The Company is sometimes required to obtain performance bonds for display installations and currently has a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 31, 2004, the Company had approximately $7.1 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through January 31, 2004, substantially all of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the third quarter of fiscal year 2004 were 13.9% of total net sales. The Company operates in Canada through a majority owned subsidiary. Sales of the Canadian subsidiary comprised 3.8% of net sales in the first half of fiscal year 2004. In the event the Company believed that currency risk in Canada was significant it would utilize foreign exchange hedging contracts to manage its exposure to the Canadian dollar.

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

INTEREST RATE RISKS

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of January 31, 2004, the Company’s outstanding debt approximated $3.1 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 31, 2004. For fixed rate debt, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

        In connection with the sale of certain video displays, scoreboards, and message displays, the Company has entered into various types of financings. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 31, 2004, the Company’s outstanding long-term receivables were approximately $15.3 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations for the quarter ending May 1, 2004, and fiscal years following fiscal year 2004.

	Principal (Notional) Amount by Expected Maturity
	(dollars in thousands)

	Fiscal Year Ending					There-

	2004	2005	2006	2007	2008	after
Assets:
Long-term receivables,
including current portion:
Fixed rate	1,658	2,689	3,631	1,796	1,657	3,869
Average interest rate	5.8%	8.1%	8.9%	7.5%	7.5%	6.9%
Liabilities:
Long and short term debt
Fixed rate	469	1,400	1,117	144	45	36
Average interest rate	6.1%	8.2%	8.2%	8.3%	9.1%	11.4%

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

      Not Applicable

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Ex. 10.14 FOURTH AMENDMENT, DATED DECEMBER 2, 2003 TO THE LOAN AGREEMENT
DATED OCTOBER 14, 1998 BETWEEN US BANK NATIONAL ASSOCIATION AND
DAKTRONICS, INC.
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
OF 2002
Ex. 32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K

        The following current reports on Form 8-K were filed by the Company during the third fiscal quarter:

        Current report on Form 8-K dated November 19, 2003 setting forth the earning release for the second quarter of fiscal year 2004.

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

Date:   February 20, 2004