Form 10-K
period 2004-05-01
DAKTRONICS INC /SD/
filed 2004-06-28
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

              (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 1, 2004

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

Common Stock, No Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Yes |  | No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes |X| No |  |

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 31, 2003, (which is the last business day at the Registrant's most recently completed second quarter) computed by reference to the closing sales price of the registrant's Common Stock on the NASDAQ National Market on such date, was approximately $236,602,000. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant's outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant's Common Stock outstanding as of June 21, 2004 was 18,913,798.

Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held August 18, 2004 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended May 1, 2004

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

        This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond the Company’s ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I.

Item 1. BUSINESS

Overview

        Daktronics, Inc. (the “Company”) is a leading supplier of electronic scoreboards, large electronic display systems, marketing services, digital messaging solutions and related software and services for sports, business and transportation applications. Its focus is on supporting customers with superior products and services that provide dynamic, reliable and often unique visual communication solutions. It offers a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large, multi-million dollar, video display systems as well as related control systems, timing systems and professional services. It is recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

        Services provided by the Company include project management, on-site installation and event support, content creation, product maintenance, marketing assistance and display rentals.

        The Company invests a significant portion of its research and development resources into monochrome and full-color LED (light emitting diode) based display systems and has done so over the past several years. The Company continues to invest in technology to develop new products and enhancements for a wide variety of existing scoreboard and display products and to find new opportunities for existing products.

        Every day, viewers all over the world count on Daktronics scoreboards, displays and related products for information and entertainment. The Company sells display systems ranging from small scoreboards under $1,000 to large complex display systems priced in excess of $10 million. Generally, the Company’s product sales are either custom products with contract sizes ranging from approximately $25,000 to $10 million, or standard catalog scoreboards or displays which account for approximately 27% of the Company’s total annual revenues. Its custom products are typically customized in terms of size, configuration and installation type but are built utilizing standard physical and technology platforms.

        The Company’s sales and profitability historically have fluctuated due to the impact of large product orders such as display systems for facilities where professional and major college sports events take place and large commercial systems. The seasonality of the sports market has also played a part in the Company’s sales and profit fluctuations. As a result, sales and net income in the first and second quarters of a fiscal year tend to be generally higher than the third quarter of a fiscal year, followed by higher levels in the fourth quarter, leading into the first quarter of the following year. This seasonality is caused by sales related to facilities for football and other fall sports in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall, and finally facilities for baseball and other spring and summer sports in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality not related to holidays are generally not found in the Company’s commercial and transportation markets, although the impact of large orders in those markets can cause significant fluctuations in sales and profits. Approximately two-thirds of the Company’s sales are in the sports markets, with the remaining split between business, transportation and services. The Company considers itself to be operating in a single industry segment, as explained in the notes to the financial statements included in this report.

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

Industry

        The Company is an established leader in large electronic display systems. In its early years through the mid 1990s, the industry predominately focused on incandescent and reflective technologies and controllers. These technologies were the key product categories for the Company during this same time period.

        During the mid 1990s, a technological breakthrough in display technology occurred which contributed significantly to the growth and position of the Company as a world leader in its markets — the development of a blue light emitting diode that was visible outdoors and that could be manufactured in large quantities. This provided the basis for significant growth in the industry and for the Company. With this development, the Company entered the large screen video display business. Before this development, large screen video displays were primarily made of small cathode ray tubes (“CRT”) that were limited in size and generally provided by the same companies that were in the television set business.

        The Company leveraged its knowledge of the display business with the availability of high quality red, blue and green light emitting diodes to broaden its scope and provide not only text and graphics based electronic displays but also large video displays for both outdoor and indoor usage. It also converted most of its incandescent and reflective technologies to lower cost, more efficient, LED based technology. In fiscal years 2003 and 2004, it added LCDs (liquid crystal displays) and related software as part of an integrated solution to supplement LED display applications and as stand-alone applications.

        In general, the industry is characterized by market participants that provide limited product offerings as compared to the Company. For example, most manufacturers of large electronic displays that are used to show alphanumeric data and graphics do not manufacture large video displays and scoreboards. Conversely, most large video display manufacturers do not manufacture scoreboards and text or graphics displays. In addition, most of the suppliers across all the product lines do not possess the level of integration, software solutions and professional services the Company does. This places it in a unique position to serve venues that have numerous requirements, such as the typical large sports venue and the more sophisticated commercial and transportation applications. The Company, through the use of its proprietary Venus® 7000 display control software and its V-Play® video server software, also has the unique capability of controlling and managing content on large displays, such as in a large stadium or arena, between the video display functions provided by the large video display and the information and animation display functions provided by computer programmable display and providing seamless integration with standard video equipment and other software applications. Having all these functions integrated into a display system gives the application significant flexibility in managing the information and entertainment spectators receive to an extent not matched by competitors.

Company Background

        Dr. Aelred Kurtenbach and Dr. Duane Sander founded the Company in 1968 while professors of electrical engineering at South Dakota State University (“SDSU”) in Brookings, South Dakota, in part to utilize the talents of university graduates. One of the key factors contributing to the growth of the Company and its leadership in the industry has been its close relationship with SDSU and other South Dakota colleges and universities that provide the Company an important source of highly educated full-time and student employees.

        The Company produced and sold its first product in 1970 — a voting display system for the Utah Legislature. Using some of the technology developed from voting display systems, it expanded its product line to scoreboards in 1971 and commercial displays in 1973. Beginning in the late 1970s, the Company integrated computers into display controllers to process information provided by an operator and to formulate the information for presentation on a display. At that time, the Company also began building computer-programmable information display systems utilizing standard modules in a variety of configurations. The use of modular sections for both its smaller and larger display systems allowed the Company to offer customers a broad range of both standard and custom products. Innovations like these helped the Company obtain a major scoreboard contract for the 1980 Olympic Winter Games and several large college installations early in its history. In the early to mid-1980s, the Company continued to enhance its controller and display technology, acquired the Glow Cube® reflective display technology and a manufacturer of printed circuit boards, and installed its first scoreboard in a professional sports facility.

        During the 1990s, the Company expanded its product lines, increased market share in its existing markets and developed new markets for it products. For example, it enhanced its Starburst® multi-color incandescent display technology by developing a new lens and reflector design to capture viewer attention and reduce energy consumption. It developed display control circuitry capable of displaying 16 million possible color combinations at 30 frames per second for Starburst® displays. The Company utilized this circuitry to develop technology for LED video displays. Historically, the Company built and enhanced products through its ability to transition technology from one application to another. This remains a key initiative for the Company.

        With the advent of full-color LED display systems and various software applications, the Company made significant progress in building market share through quality products and services utilizing its technical expertise to become one of the world’s leaders in its markets. Its products are now seen in many professional sports complexes, including fully integrated systems at the Toyota Center in Houston, Texas; Jacobs Field in Cleveland, Ohio; Lambeau Field in Green Bay, Wisconsin; Soldier Field in Chicago, Illinois; several major colleges, universities and other amateur facilities and events, including the 1996, 2000, 2002 and 2004 Olympic Games; many commercial installations, including multi-million dollar displays in Times Square, New York; Las Vegas, Nevada; and Branson, Missouri; small message signs for national retailers and fast food chains; and transportation display systems, such as over the road message displays for many state and federal agencies, including Departments of Transportation in Virginia, New Jersey, New York, Rhode Island, California, Washington, Delaware, Illinois, Pennsylvania, Mexico, Canada and New Zealand.

        Over the past few years, the Company has achieved significant recognition and awards for its products and financial performance. In 2001, the Company’s Chairman, Dr. Aelred Kurtenbach, was awarded the national Ernst & Young Entrepreneur of the Year® award for the manufacturing category. The Company has also been named, on numerous occasions, as the South Dakota Business of the Year by the South Dakota Chamber of Commerce and Industry. Daktronics was ranked 52nd and 38th on Forbes’ list of the 200 Best Small Companies in America in 2003 and 2001; and 83rd and 27th in 2002 and 2001 on the list of America’s Fastest Growing Small Companies by Fortune Small Business Magazine. It was also ranked 67th and 100th on the list of the 100 Best Small Companies in 2004 and 2001 by Business Week Magazine and 18th, 27th and 48th on the list of the 100 Fastest Growing Tech Companies by Business 2.0. in 2002, 2003, and 2004. According to a recent industry report, the Company has the largest share of the worldwide market for LED video displays and is considered the number one LED text display supplier in the world.

Products

        The Company offers its customers a wide range of electronic display solutions. Products within each product family use displays and controllers that are built with many of the same components to reduce the cost of production, improve delivery time and provide flexibility for standard and custom installations. The use of standard components also enhances the reliability and serviceability of the display systems. For example, the basketball scoreboard family includes products that use many of the same components and range from a small, single-faced scoreboard to a large, four-sided display with player statistics. The sizes of displays can vary significantly depending on the needs of the customer, taking into account such things as viewing angles and spectator distances.

        The two principal components of most of the Company’s systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and other integrated sources and to formulate the information, graphics or animation to be presented on the display. The display controller controls each of the pixels (dots or picture elements that make up the image) on the display to present the message or image.

        Data can be transferred between the display controller and local and/or remote displays. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard, cellular telephone connections and satellite transmissions are used to connect to remote displays.

        Within each product family, the Company produces both standard and custom displays that vary in complexity, size and resolution. Large, full-color video display systems are generally much more complex than standard alternating time and temperature display systems. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount and type of information to be displayed. Generally, the light source or pixels are spaced farther apart for longer distance viewing. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays which typically are viewed from a passing vehicle only within a narrow angle from the display.

        The Company’s display technology has changed significantly since the mid 1990s, when incandescent lamps were the primary display element, to the present, when LED and LCD technologies are the primary display elements. The invention and availability to the Company of the blue and green LED in the mid 1990s, along with the already available red LED, allowed the introduction of full color video displays using LEDs, as red, green and blue are the primary colors utilized to form all other colors in any video display. The decreasing costs of LCD components along with the drive for more numerous smaller displays led to the addition of LCD displays.

        The availability of improved high brightness and cost effective red and amber LEDs has made them the preferred display element for large monochrome displays, replacing both incandescent and reflective technologies in most applications. The cost effectiveness, life and performance of LCDs have made them the preferred indoor small display solution.

        The Company is now offering LED based products across its entire product line that for the most part preempt the incandescent lamp and reflective technology products it previously offered. LED technology excels over incandescent technology with superior viewing characteristics, energy efficiency, cost of maintenance and lifetime. It excels over reflective technology in all the same areas except energy efficiency, as the reflective technology is extremely energy efficient. The vast majority of displays sold by the Company today utilize LED technology.

        Most of the Company’s display technologies rely on one or more of the Company’s software products to manage the display. These software products range from scoring entry consoles to the Venus® 1500 display control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays; to the Venus® 7000 display control system that controls multi-color displays and video boards, providing the ability to create graphics and animation as well as interfacing with third-party software for content; and to the V-Net® control software used to display targeted messages to specific audiences. Complementary software, such as the Company’s DakStats® and interfacing software, is also available and fully integrated into the control software.

Product Families and Technologies

        The Company’s product offering is comprised of four major product families. Each product family incorporates the basic display and controller technology tailored to a specific market application. As a result, there is significant sharing of technology among the product families. The Company’s engineering resources are organized within a specific product development team assigned to each of the four product families. Each of these design teams operates autonomously in advancing the capabilities and offerings of their respective product families. The four product families include:

          o       Sport Products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, controllers and timing systems
          o       Video Products, primarily ProStar® and ProAd® displays
          o        Business (Commercial) Products, primarily Galaxy® displays
          o        Transportation Products, primarily Vanguard® displays

        Sport Products. The Sport Products family includes a full line of indoor and outdoor scoreboards, timing systems, digit displays, statistics software and other related products. The indoor products, which are available in LED technologies, range from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers and advertising panels.

        Outdoor scoreboards, which are available in LED and incandescent technologies, also range from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels.

        The Company expects that Sport Products sales in the future will continue to focus on LED technology due to the lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Substantially all Sport Products sales are LED technology. Since most of the products within the Sport Products group have significant standardization, the Company has been able to make progress on its goal to deliver the highest quality products while maintaining consistent and favorable margins.

        The Company offers a variety of internally developed controllers complementing its scoreboards and displays, which vary depending on the sport and complexity of the system. These controllers vary in price and complexity from the All Sport® 1600, which is an entry-level controller for scoreboards, to the All Sport® 5000, which is designed for more sophisticated scoring systems allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections and other means.

        The Company also offers timing systems for sports events, primarily aquatics and track competitions. In fiscal year 2003, the Company introduced its OmniSport® 2000 timing system. The system has the capability to not only time and rank the competitors, but also to interface to event management software created by other third parties to facilitate the administration of the sporting event.

        Finally, the Company markets sports statistics and results software under the DakStats® trademark to complement the controllers. The DakStats® software allows scorekeepers and statisticians to enter and display sports statistics and other information on scoreboards and other types of displays. The DakStats® baseball software was first used in 1988 by the AAA minor league Buffalo Bisons and has now been installed at several professional sports facilities, including Oriole Park at Camden Yards in Baltimore, Maryland; Jacobs Field in Cleveland, Ohio; Ameriquest Field (formerly The Ballpark) in Arlington, Texas; and Coors Field in Denver, Colorado. The Company has developed proprietary statistics and results software for several other sports such as football, volleyball, basketball, auto racing and skiing.

        Video Products. The Video Products family consists primarily of displays comprised of a large number of pixels capable of creating various levels of video, graphics, animation and text and controllers which manage the operation of the display. The Video Products group has been the most significant product group for the Company in terms of net sales.

        Video display products are based on red, green and blue LEDs arranged in various combinations to form pixels or picture elements. The electronic circuitry which controls the pixels allows for varying the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors.

        The Company offers a wide range of video display products for different applications and budgets. Variables in typical video displays include the spacing of the pixels (pixel pitch), the brightness of the displays, the number of discrete colors (color resolution) that the circuitry is able to produce and the viewing angle. In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with no maximum to the size of display that can be built. In general, the more pixels and the more color resolution, the better the video image on the display.

        The Company’s ProStar® video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.3 trillion colors and is available with pixel spacing as low as three millimeters. In addition, the uniformity of colors across the display is important to the quality of the video image. The Company’s proprietary display control circuitry along with proprietary manufacturing and calibration procedures provide uniform colors across the display.

        The first ProStar® video display systems were installed in the fall of 1997. Since that time, the Company has become the world’s leading large screen video display product manufacturer. It has installed hundreds of displays in both indoor and outdoor applications, such as professional, college and university, and municipal and high school sporting facilities.

        This technology is also popular in commercial applications, such as Times Square in New York City, casinos, billboards and other entertainment applications. Currently, the Company offers a wide range of pixel spacings, ranging from 3 millimeter to 89 millimeter. The 3 millimeter application provides the user with the greatest pixel density and shortest viewing distance and the 89 millimeter is the most cost effective for physically large displays with maximum viewing distances.

        In the late 1990s, the Company adapted the technology used in its ProStar® product line to introduce the ProAd® digital advertising and information display system. ProAd® technology uses similar red, green and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring, statistics and video designed to entertain and inform the spectators.

        The Company’s main controller for video displays is its Venus® 7000 controller, which is built on the Windows® operating system. This high-end controller provides advanced capability for control of large video displays. The V-Play® event management software provides facilities with integrated and sophisticated event program management capabilities with integration to video equipment. It provides instant replays, live action and overlays of information, and it allows for the organization and playback of digital video and audio clips.

        The Company designs interfaces between its display systems and other computer systems, allowing its scoreboard systems to receive and display information from computers used for statistics, timing or scoring. These interfaces allow the display controller to send information back to a statistics system or customer computer. These interface products automatically report continually updated sports scores and information from national wire services.

        During fiscal year 2003, the Company developed its ProRail™ technology. This product, combined with the ProAd® system, typically serves as a replacement for the fascia of an upper deck in a stadium or arena, allowing the stadium contractor to save on construction costs. In addition, it offers ease of access to service the ProAd® displays and in some cases improved site lines for the fans.

        In fiscal year 2004, the Company introduced its 3 millimeter full color ProStar® VideoPlus display technology to address the need for greater resolution. This technology is capable of producing 4.3 trillion colors and can run high-definition content to provide the sharpest, clearest image in the industry. During the same fiscal year, it also introduced its V-Net® narrowcasting system, which provides the tools needed to author, schedule, distribute and play focused messages over an existing network, resulting in a dynamic medium that delivers a wide variety of content to entice customers, inform guests and entertain crowds.

        Business (Commercial) Products. The key product line in the Business Products family is the Galaxy® product line, which includes various indoor and outdoor applications intended primarily as text-based message displays, including displays with graphics capability. All of the current product offerings within the Business Products group utilize LED technologies.

        Galaxy® displays, available in both indoor and outdoor models, have become the Company’s leading product line for commercial applications and are expected to be a key product line for the Company’s growth in the future. Monochrome and full color Galaxy® displays are either red, amber or full color with pixel spacing ranging from 7.6 millimeter to 89 millimeter, depending on size and viewing distance. They are used primarily as message centers to convey information and advertising to the consumers and the public. This product line has been the key driver in the Company’s growth in national accounts using exterior signage applications. The modular design of the product allows the Company to configure a display to readily meet the size requirements of each customer. Within the Galaxy® line, the Company offers various price points for similar sized displays of the same pixel spacing.

        Other product lines within the Business Products group include the Company’s DataTime®, DataTrac™, DataMaster™ and InfoNet™ displays. The DataTime® product line is comprised of digit based characters and is used primarily for displaying information such as time and temperature. The DataMaster™ product line is also comprised of digit based characters and is used primarily for lottery and parking displays. The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. DAKTicker® displays are used primarily in financial institutions for ticker displays and other financial information. The InfoNet™ product line includes line-oriented displays for indoor use that are available as single or multi-line units. All DataMaster™, DataTrac™, DAKTicker® and InfoNet™ products have a controller in the display that is capable of receiving a downloaded display program and then operating independently to display that program until a new program is downloaded to it.

        The majority of the Company’s Business Products group’s products utilize the Company’s Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training, and it is applicable to all general advertising or message presentation applications. The Company also provides software that allows OEM customers (system integrators) to write their own software using the Venus® 1500 software developer’s kit to communicate to other displays supplied by the Company. Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

        Transportation Products. The Transportation Products group includes a full line of electronic displays and controllers marketed under the Vanguard® product line. Vanguard® displays are typically installed to help direct traffic and inform motorists. The Company has also developed a control system for these displays to help manage a network of displays. Both the LED based displays and the software are NTCIP (National Transportation Communications for ITS Protocol) compliant and meet the various requirements imposed by government and other regulatory bodies. During fiscal year 2002, the Company also introduced its Vanguard® VP-1000 model, a portable roadside variable message display. This display, which runs on batteries and is built on LED technology, is generally controlled by remote wireless means.

Marketing and Sales

        The Company’s products have been sold throughout the United States and in many other countries through a combination of direct sales personnel and independent resellers. In the United States and Canada, the Company utilizes primarily a direct sales force for professional sports, colleges and universities, convention centers and transportation applications. In the smaller sports venues, primarily high schools and similar facilities, as well as commercial facilities, the Company utilizes a combination of direct sales staff and resellers.

        The majority of the products sold by resellers are standard or “catalog” products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. The majority of all models are built to order and quoted for shipment in 30 to 90 days after order acceptance. The Company supports its resellers through national and regional direct mail advertising, trade journal advertising, trade show exhibitions and direct sales force support in the field. The Company believes that it can expand market share by expanding its direct sales force, increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

        The Company’s direct sales force is comprised of a network of 37 offices located throughout North America and Europe supporting all customer types in both sales and service. In addition to supporting resellers as mentioned above, the direct sales staff also sells the entire range of standard products and substantially all the large video display systems for the Company. Over the last few years, the Company has developed a regional sales and service approach to complement the customer type (market) sales focus it had been using previously. This has caused a significant investment in sales infrastructure to encourage more team selling across markets and more efficient use of the Company’s sales staff. For example, previously a sales person specializing in colleges and universities tended to overlook opportunities in the commercial market, as those opportunities were covered by another direct sales person. Under the current approach, although the sales personnel retain a focus in a particular market or markets, they are also responsible as a regional team member to uncover opportunities for the other markets and to transition their knowledge into the other markets to help close orders.

        When the Company targets a potential customer for a display system, the prospect is contacted either directly or through a reseller. Frequently, engineers, technicians and direct sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. The Company also regularly hosts prospective customers at its manufacturing facility to demonstrate product quality and delivery capability.

        The Company’s direct sales staff is also responsible for international sales in their respective markets. Its direct sales staff works primarily through resellers, and during fiscal years 2004, 2003 and 2002, approximately 13%, 5%, and 7% of the Company’s net sales, respectively, were derived from international sales. International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. The Company believes that in addition to growth that it expects will still occur in the domestic markets, it will also achieve growth in the international markets.

        The Company believes that much of its marketing and sales success in the past has been based on its ability to create new products and product enhancements for its customers by understanding their needs and opportunities. It develops this understanding through active participation in the sales cycle by engineers and various others and through attendance at trade shows, conventions and seminars as well as through a culture of teamwork throughout the organization.

        The primary markets served by the Company, along with types of customers, are as follows:

Markets	Types of Customers
Sports	Elementary and secondary schools, colleges and universities, recreation centers, professional sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers and motor racing.

Commercial	Retailers, hospitality providers, quick serve restaurants, outdoor advertisers, financial institutions, casinos, pari-mutual racing and other businesses.

Transportation	State and local departments of transportation, airlines, airports and related industries and transit authorities.

        The Company has a large and diverse customer base. As a result, the loss of a major customer would not have an adverse impact on the Company.

Professional Services

        The Company’s Keyframe™ support group provides a variety of services for its customers, including video and animation support, event support, control room design, on-site training (hardware and software), and continuing technical support for operators of complicated display systems.

        Daktronics Sports Marketing, a division of the Company, provides customers, primarily sports facilities, with a complete display system, funded in part through value added marketing services provided as part of the system. These marketing services extend beyond the marketing potential of the equipment in the facility to other facility related components. Typically, these services are limited to facilities that do not have in-house marketing programs and staff.

Customer Service and Support

        The Company believes that prompt and reliable customer service distinguishes it from its competitors. The Company provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from one to five years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including help desk access, parts repair and replacement, and programming support for video, animation and other displays. The Company staffs its help desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides the Company with immediate access to each customer’s equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and it offers a component exchange program for same day shipment of replacement parts. The Company’s modular approach to the design and production of products enhances its ability to provide effective customer service and support. Customers can obtain periodic training and maintenance seminars at the Company’s principal offices and also contract for on-site training and maintenance for certain types of installations, such as high profile sports events.

        The Company believes that its customer support program is essential to continued market penetration. To enhance the level of service available to its customers, the Company provides maintenance and support services in all of its 37 offices throughout North America and Europe and plans to open other service centers in the future. Sales of the Company’s standard and, to a lesser degree, custom products to small and mid-sized sports venues and commercial customers are also made through these offices. In addition, the Company uses a network of authorized service companies in other domestic locations and in a number of other countries to service and maintain its products.

Engineering and Product Development

        The large screen electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services. To remain competitive, the Company must continue to anticipate and respond to changes and developments in the industry and, more importantly, remain a leader in creating the innovations and developments. The Company intends to continue its tradition of applying engineering resources throughout its business to help achieve more effective product development, manufacturing, sales and customer support. It also remains committed to investing approximately 4% of its net sales into research and development.

        The Company employs engineers and technicians in the areas of mechanical design, electronics design, applications engineering, and customer and product support. Unlike some companies, which depend on contract engineering from outside vendors, the Company uses in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace. The Company assigns product managers from its engineering staff to each product or product family to assist its sales staff in training, to implement product improvements and to ensure that each product is designed for maximum reliability and serviceability. Its product development personnel also modify existing products and develop new products to comply with rule changes for particular sports. The Company also invests in new creative technologies and in companies developing new technologies.

        The Company’s engineering staff consists of the following four product development groups aligned with the primary product families:

                o         Sport Products Engineering
                o          Video Products Engineering
                o         Business (Commercial) Products Engineering
                o         Transportation Products Engineering

        Each of these design groups is autonomous to allow it to focus on its product family while at the same time closely tied with the other groups for sharing of ideas and technology. This organizational structure, plus a concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design, positions the Company for effective product development in the future.

        The Company believes its engineering capability and experience are unparalleled among its competitors and its product development capability will continue to be a very important factor in its market position.

        Product development expenses for fiscal years 2004, 2003 and 2002 were approximately $8,126,000, $6,918,000 and $7,442,000, respectively.

Manufacturing and Technical Contracting

        As a vertically-integrated manufacturer of display systems, the Company performs most sub-assembly and substantially all final assembly of its products. The Company also serves as a technical contractor for customers who desire custom hardware design, custom software development, installation or other technical services.

Manufacturing Operations

        The Company’s manufacturing operations include component manufacturing (printed circuit boards) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly owned subsidiary, manufactures printed circuit boards primarily for the Company at its separate production facility located in Brookings, South Dakota. The Company augments its production capacity with the use of outside subcontractors primarily for metal fabrication and loading printed circuit boards, which provides it with increased capacity.

        The Company uses a modular approach for manufacturing its displays. Standard product modules are designed and built to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. The Company inventories finished goods of a very limited supply of standard products and builds to order most other standard and custom products. It designs product modules so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service. Certain components used in the Company’s products are currently available from a limited number of sources. To reduce its inventories and enhance product quality, the Company elects to purchase certain components from a limited number of suppliers who are willing to provide components on an “as needed” basis. From time to time, the Company enters into pricing agreements or purchasing contracts under which it agrees to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year. In scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. The Company’s order entry, production and customer service functions are also consolidated through an ERP (enterprise resource planning) system to facilitate communication throughout the entire sales, design, production and delivery process.

Technical Contracting

        The Company serves as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state of the art display systems for large installations typically involves competitive proposals by the Company and its competitors. As a part of its response to a proposal request, the Company may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. If requested by a customer or if necessary to help secure a bid, the Company will include as a part of its contract proposal the work necessary to prepare the site and install the display system. In such cases, the Company may serve as the general contractor and retain subcontractors. With each custom order, the Company forms a project team to assure that the project is completed to the customer’s satisfaction. Key members of a project team include a project manager, sales person, mechanical design team, electronics and software team, manufacturing team, content specialist, installation supervisor and a senior manager.

Backlog

        The Company’s backlog consists of customer sales agreements or purchase orders that the Company expects to fill within the next 24 months and was approximately $54 million as of May 1, 2004 and $50 million as of May 3, 2003. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the Company’s backlog is not necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.

Competition

        The large electronic display industry is highly fragmented and characterized by intense competition in certain markets. There are a number of established manufacturers of competing products who may have greater market penetration in certain market niches or greater financial, marketing and other resources than the Company. Because a customer’s budget for the purchase of a large screen electronic display is often part of that customer’s advertising budget, the Company may also compete with other forms of advertising, such as television, print media or fixed display signs. Competitors might also attempt to copy the Company’s products or product features.

        Many of the Company’s competitors compete in only one or a few of the market niches served by the Company. There are generally more competitors in markets that require less complicated display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are generally fewer competitors. Nevertheless, competition may be intense even within markets that require more complex display systems.

        During fiscal year 2003 and into 2004, there was a considerable amount of change in competitors in the video display portion of the Company’s business. The changes included new competitors, consolidation of competitors and various other changes. The Company believes that although these changes have an impact on the market as a whole, because of its experience and its approach to the market, it can continue to grow and expand its business.

        The Company competes based on its broad range of products and features, complementary services, advanced technology, prompt delivery, and reliable and readily available customer service. The Company also strives to provide cost effective products and solutions for its customers. Contrary to the Company’s focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower cost display systems which, in the Company’s belief, are of a lesser quality with lower product performance or customer support. If a customer focuses principally on price, the Company is less likely to obtain the sale. To remain competitive, it must continue to enhance its existing products, introduce new products and product features, and provide customers with cost effective solutions to their display needs.

Government and Other Regulation

        In the United States and other countries, various laws and regulations, including zoning ordinances, restrict the installation of outdoor signs and displays, particularly in the commercial market. These regulations may impose greater restrictions on electronic displays due to alleged concerns over aesthetics or driver safety if a “moving” display is located near a road or highway. These factors may prevent or inhibit the Company from selling products to some prospective customers.

        Some of the Company’s products are tested to safety standards developed by Underwriters Laboratories® in the United States, as well as similar standards in other countries. The Company designs and produces these products in accordance with these standards. The Company’s printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. The Company’s manufacturing operations must also meet various safety related rules and regulations. The Company believes it is in compliance with all applicable governmental laws and regulations.

Intellectual Property

        The Company holds a number of U.S. patents and has a number of U.S. patent applications pending. The patents pertain primarily to the Company’s LED and incandescent display technologies and product features and to its water-submersible swimming touchpads. The Company also relies on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for its products. It owns and uses a number of trademarks on or in connection with its products, including the stylized Daktronics “D” logo. These trademarks are registered in the United States and other countries. The Company also has numerous trademark applications pending. Daktronics uses these trademarks to establish brand recognition and distinction in its various markets. The Company’s product drawings, software and other works of authorship are also subject to applicable copyright law protections. The Company provides software to its customers in only machine-readable object code to help preserve trade secret protection that may be applicable to the text versions of the software code. The Company also relies on nondisclosure agreements with its employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of the Company’s products.

Employees

        As of May 1, 2004, the Company employed 954 full time employees and 488 part time and temporary employees. Of these employees, approximately 584 were in manufacturing, 451 in sales, marketing and customer service, 314 in engineering, and 93 in administration. None of the Company’s employees are represented by a collective bargaining agreement. The Company continues to believe its employee relations are good.

Available Information

         The Company’s internet website is http://www.daktronics.com. The Company makes available free of charge, on or through its website, its annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. The reports are available through a link to the Commission’s website at http://www.sec.gov. Information contained on the Company’s website or linked through its website is not part of this report.

Directors and Executive Officers of the Registrant

        The following sets forth information regarding the Company's officers and directors as of June 21, 2004:

NAME	AG	E	POSITION
Aelred J. Kurtenbach	70		Chairman of the Board
James B. Morgan	57		President, Chief Executive Officer, and Director
Frank K. Kurtenbach	66		Vice President, Sales and Director
William R. Retterath	43		Chief Financial Officer, Treasurer
Carla S. Gatzke	43		Personnel Manager, Corporate Secretary

          Aelred J. Kurtenbach, Ph.D. is a co-founder of the Company and has served as a Director and Chairman of the Board since its incorporation. He also served as President of the Company from 1969 until 1999, Chief Executive Officer from 1999 until 2001, and Treasurer from 1972 until 1993. Dr. Kurtenbach holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

          James B. Morgan joined the Company in 1969 as a part-time engineer while earning his M.S. degree in Electrical Engineering from South Dakota State University. Mr. Morgan became President and Chief Operating Officer of the Company in 1999 and Chief Executive Officer in 2001. He served as its Vice President, Engineering, with responsibility for product development, contract design, project management, and corporate information systems, from 1976 to 1999. Morgan has also served as a Director of the Company since 1984.

          Frank J. Kurtenbach joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division of the Company, which was expanded to include other products in 1981. He served as Sales Manager for the Company from 1982 through 1993, as a Director since 1984 and as Vice President, Sales since 1993. Kurtenbach has an M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

          William R. Retterath, CPA joined the Company in 2001 as its Chief Financial Officer and Treasurer. During 2001, before joining the Company, Mr. Retterath served as the Chief Financial Officer of MQSoftware, Inc., and from 1999 through 2000, he was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche. Mr. Retterath holds a BS in Accounting from the University of Minnesota.

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

Item 2. PROPERTIES

        The Company currently owns and occupies a total of approximately 376,000 square feet of space located on a Company-owned 45-acre site in Brookings, South Dakota. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary. Daktronics Canada, Inc. occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement. The majority of the Company’s sales and service offices located throughout the United States and Europe are small offices, generally consisting of less than 5,000 square feet leased under operating leases.

Item 3. LEGAL PROCEEDINGS

        The Company is involved in a variety of legal actions relating to various legal matters that arise in the normal course of business. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2004.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock currently is quoted on the NASDAQ National Market under the symbol “DAKT”. As of May 1, 2004, the Company had 514 shareholders of record. Following are the high and low sales prices for the Company’s common stock for each quarter within the Company’s last two fiscal years:

	Fiscal Year 2004		Fiscal Year 2003

	High	Low	High	Low

1st Quarter	$19.38	$14.20	$10.87	$7.30
2nd Quarter	$17.90	$14.31	$10.95	$8.45
3rd Quarter	$27.75	$14.62	$15.66	$9.13
4th Quarter	$27.50	$21.12	$17.10	$12.86

        The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Earnings are expected to be retained for use in the operation and expansion of the Company’s business. Provisions of the Company’s bank credit agreement limit the Company’s ability to pay cash dividends.

         In connection with the purchase of the minority interest in Daktronics Canada, Inc. on March 15, 2004, the Company issued 18,500 shares of its common stock to the two corporate minority shareholders of Daktronics Canada, Inc. in exchange for their interest. In the agreement under which these transactions occurred, the corporate minority shareholders represented, among other things, that the Company’s shares were “restricted securities” under United States federal securities laws and agreed that the stock certificates evidencing the shares would bear a restrictive legend. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        The table below provides selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the fiscal years ended May 1, 2004, May 3, 2003 and April 27, 2002, and the balance sheet data at May 1, 2004 and May 3, 2003, are derived from, and are qualified by reference to the audited financial statements included elsewhere in this report. The statement of income data for the years ended April 2001 and April 2000 and the balance sheet data at April 2002, 2001 and 2000 are derived from audited financial statements not included in this report.

	2004	2003	2002	2001	2000

Income Statement Data:
Net Sales	$209,907	$177,764	$148,773	$152,331	$123,350
Operating Income	27,530	19,825	9,103	14,451	9,996
Net Income	17,727	12,458	4,892	8,685	6,224
Diluted Earnings per Share*	0.89	0.64	0.25	0.46	0.34
Weighted Average Diluted Shares Outstanding*	19,936	19,515	19,230	18,874	18,414

Balance Sheet Data:
Working Capital	$49,124	$39,700	$28,353	$26,967	$20,663
Total Assets	126,236	102,527	87,346	90,214	72,407
Long-Term Liabilities	4,675	8,198	11,651	12,004	8,977
Shareholders' Equity	86,264	65,303	51,501	45,823	36,231

_________________

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

OVERVIEW

        The Company designs, manufactures, and sells a wide range of large screen electronic display systems to customers in a variety of markets throughout the world. The Company focuses its sales and marketing efforts on geographical regions, markets and products. The primary markets served are the sports, commercial and transportation markets.

        The Company’s net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sports facilities and colleges and universities, as well as the seasonality of the sports market. Net sales also fluctuate due to other seasonality factors, including the timing of the various sports seasons and the impact of holidays, which primarily impact the Company’s third quarter. The Company’s gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although the Company follows the percentage of completion method of recognizing revenues for larger custom orders, the Company nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

        The Company operates on a 52 to 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2004 and 2002 contained 52 weeks. Fiscal year 2003 contained 53 weeks and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52-week year and 13-week quarter.

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

        The Company believes the following critical accounting policies require significant judgments and estimates in the preparation of its consolidated financial statements:

        Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Generally, contracts entered into by the Company have fixed prices established, and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as soon as such changes in estimates become known to it.

        Allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairments in the customer's ability to pay, the Company reviews aging reports, contacts customers in connection with collection efforts and reviews other available information. As of May 1, 2004, the Company had an allowance for doubtful accounts balance of approximately $1.1 million.

        Warranties.   The Company has created a reserve for warranties on its products equal to its estimate of the actual costs to be incurred in connection with its performance under the warranty. Generally, estimates are based on historical experience taking into account known or expected changes. If the Company would become aware of an increase in its warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of May 1, 2004, the Company had a total of approximately $4.2 million deferred for these costs.

        Extended warranty and product maintenance. The Company has deferred revenue related to separately priced extended warranty and product maintenance agreements. If the Company would become aware of an increase in its estimated costs under these agreements in excess of its deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, the Company examines cost trends on the contracts and other information and compares that to the deferred revenue. As of May 1, 2004, approximately $0.04 million in additional reserves were provided for.

        Inventory.   Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal); and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, the Company estimates market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which it occurs. All other inventory is valued at cost.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in the Company’s Consolidated Statements of Income for the fiscal years ended May 1, 2004, May 3, 2003 and April 27, 2002:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.5	66.7	69.7

Gross profit	34.5	33.3	30.3
Operating expenses	21.4	22.1	24.2

Operating income	13.1	11.2	6.1
Interest income	0.5	0.4	0.6
Interest expense	(0.2)	(0.5)	(1.0)
Other income (expense), net	0.3	0.5	(0.2)

Income before income taxes	13.7	11.6	5.5
Income tax expense	5.2	4.6	2.2

Net income	8.5%	7.0%	3.3%

Net Sales

Fiscal Year 2004 as compared to Fiscal Year 2003
        Net sales increased 18.1% to $209.9 million for fiscal year 2004 as compared to $177.8 million for fiscal year 2003. Net sales in all three markets of the Company increased in fiscal year 2004 over fiscal year 2003. The increase in sports markets was across all components, from smaller institutions, such as high schools and recreation centers, to professional sports facilities. The most significant area of growth was in the professional sports facilities as a result of a number of large contracts signed by the Company during the year and in the prior fiscal year. Although professional sports facilities net sales were up during the year, they are expected to decline in fiscal year 2005 from fiscal year 2004. The Company believes that sales in the sports market increased in fiscal year 2004 due primarily to an expanding market as the Company’s products have become more affordable; additional services offered to customers, such as sports marketing services; and its overall product offerings, which the Company believes are the most complete and integrated systems in the marketplace. In addition, it benefits from its network of sales and service offices located throughout the United States and Canada and, beginning in fiscal year 2004, in Europe, giving it the ability to serve its customers more effectively. The Company believes that the effects of the economy have a lesser impact on the sports market as compared to its other markets because its products are generally revenue generation tools (through advertising) for facilities and the sports business in general is a recession resistant business. Finally, during the second half of fiscal year 2003, there were significant changes in the mix of competitors seeking business in the United States sports market, while at the same time, the Company aggressively pursued business outside of North America. Overall, the Company believes it is still well positioned with respect to its competition.

        Orders in the sports markets were also up during the year in all areas. Most of the increase in order bookings was concentrated in the professional sports facilities and the smaller sports facilities for substantially similar reasons as described above.

        The increase in net sales for the commercial market was the result of an expanding line of products, a growing distribution network and growth in product acceptance, as commercial establishments tend to understand the advantages of electronic displays as an advertising media. These positive factors are partially offset by the constraints that exist in the marketplace related to obtaining permits to install outdoor electronic displays. In addition, the Company has focused on sales to national accounts, primarily retail organizations and billboard companies. During the year, sales to this area of the market increased significantly due to increased sales to a limited number of national accounts, and the Company believes that this portion of the commercial market will continue to see growth in the future. The Company also believes that sales in the commercial market are expected to continue expanding at rates faster than in other markets; however, growth in this market depends on the state of the economy, which was more favorable in fiscal year 2004 as compared to fiscal year 2003. The increase in orders for the year in this market was due to the same factors affecting net sales.

        The increase in sales in the transportation market was due to a number of factors, including the overall product offerings and the Company’s efforts in previous years to grow and develop its relationships with customers, including departments of transportation and transportation system integrators, resulting in repeat sales. As a result of current pending legislation in Congress related to federal spending on transportation, the Company is optimistic that the government will fund significant increases in spending within the intelligent transportation segment of the transportation market, which would benefit the Company by providing funds to purchase the Company’s products. The increase in orders for the year in this market was due to the same factors affecting sales.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Net sales increased 19.5% to $177.8 million for fiscal year 2003 as compared to $148.8 million for fiscal year 2002. Net sales in all three major markets of the Company increased in fiscal year 2003 over fiscal year 2002. The increases in the sports markets were across all components, from smaller institutions, such as high schools and recreation centers, to professional sports facilities. The most significant area of growth was in the mid-sized institutions, primarily colleges, universities, minor league sports facilities and larger municipal stadiums and arenas.

        Orders in the sports markets were also up during fiscal year 2003 as compared to 2002. Most of the increase in order bookings were concentrated in the mid-sized institutions. Orders related to professional sports facilities were down year over year; however, in the last quarter of fiscal year 2002, the Company booked an unusually high level of orders for professional sports facilities which generated net sales in fiscal year 2003.

        The increase in net sales in fiscal year 2003 as compared to 2002 for the commercial market was the result of an expanding line of products, a growing distribution network and the overall growth in product acceptance, as commercial establishments tend to understand the advantages of electronic displays. These positive factors were partially offset by declining economic conditions and the constraints that exist in the marketplace related to the obtaining of permits to install electronic displays. In addition, the Company had focused on sales to national accounts, primarily national retail type organizations and billboard companies. During the year, sales to this area of the market began to decline. The increase in orders for the year in this market was due to the same factors affecting net sales.

        The increase in net sales in fiscal year 2003 as compared to 2002 in the transportation market was due to a number of factors, including the overall product offerings and the Company’s efforts in previous years to grow and develop its relationships with customers, including departments of transportation and transportation system integrators, resulting in repeat sales. The increase in the transportation market was partially offset by a decline in sales in the aviation portion of the market, which is primarily the result of the state of that business overall but is also due to the inclusion in fiscal year 2002 of a single large order for a major airline. No similar order in that portion of the transportation market existed in fiscal year 2003. The increase in orders for the year in this market was also due to the same factors affecting net sales.

        The Company’s backlog at the end of fiscal year 2004 was approximately $54 million as compared to $50 million at the end of fiscal year 2003. The growth in the backlog as a percent of fiscal year 2003 backlog was the highest in the commercial market due to a couple of larger orders booked in the fourth quarter of fiscal year 2004. Backlog also increased over fiscal year 2003 in the transportation market, but was down in sports. The decline in sports was due to the number of large projects the Company was involved in with the National Football League during fiscal year 2003 that did not exist at the end of fiscal year 2004. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected as explained previously herein. In addition, the Company’s backlog is not necessarily indicative of future sales or net income, also as explained previously.

        The Company occasionally sells products in exchange for advertising revenues from the scoreboard or display. These sales represented less than 10% of net sales for each of fiscal year 2004, 2003 and 2002. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations.

Gross Profit

Fiscal Year 2004 as compared to Fiscal Year 2003
        Gross profit increased by 22.6% from $59.1 million in fiscal year 2003 to $72.5 million in fiscal year 2004. As a percent of net sales, gross profit increased from 33.3% in fiscal year 2003 to 34.5% in fiscal year 2004. The increase in gross margin dollars was due to the higher level of net sales discussed above and an improvement in the gross profit as a percent of net sales. The increase in the gross profit margins as a percent of net sales was due to a number of factors, including lower raw materials costs; the benefits of signing orders in advance of raw material price declines that were not foreseen at the time of booking the orders; improvements in on-site project costs as compared to estimates; improvements in the expected margin at contract signing; improved overhead absorption in manufacturing; and an improved mix between higher margin standard products and large contracts. These improvements were offset by higher freight costs due to the growth in standard product orders and inventory losses due to more conservative inventory management and obsolescence. The Company continues to strive towards higher gross margins as a percent of net sales, although depending on the actual mix and level of futures sales, margin percentages may not increase and are likely to decrease from the level of fiscal year 2004. However, as a result of various factors, the actual margin could vary significantly. The Company believes that the gross margin percent in fiscal year 2005 will be higher than in fiscal year 2002 but less than in fiscal year 2004.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Gross profit increased by 31.3% from $45.0 million in fiscal year 2002 to $59.1 million in fiscal year 2003. As a percent of net sales, gross profit increased from 30.3% in fiscal year 2002 to 33.3% in fiscal year 2003. The increase in gross margin dollars was due to the higher level of net sales discussed above and an improvement in the gross profit as a percent of net sales. The increase in the gross profit margins as a percent of net sales was due to a number of factors, including improvements in raw materials costs, an overall improvement in expected margins at contract signing in the sports and commercial markets, and improved overhead absorption due to production volumes and benefits realized from cost reductions in fiscal year 2002. The Company experienced a decline in the gross margin percentage in the professional sports facilities portion of the sports markets during fiscal year 2003 due primarily to the competitive nature of the business in that area. It also experienced declines in gross margin percentages in its transportation markets. The increases in gross margin percentages in fiscal year 2003 as compared to 2002 were offset partially by negative impacts of costs incurred as the Company reduced inventory levels, incurring higher costs related to excess and obsolete inventory.

Operating Expenses

Fiscal Year 2004 as compared to Fiscal Year 2003
        Operating expenses, which are comprised of selling, general and administrative and product design and development costs, increased by approximately 14.3% from $39.3 million in fiscal year 2003 to approximately $44.9 million in fiscal year 2004. For fiscal year 2003, all components of operating expenses were affected as a result of the year containing 53 weeks as opposed to the 52 weeks included in fiscal years 2004 and 2002. In addition, during the fiscal year ended May 1, 2004, the Company incurred higher profit sharing plan contributions than in fiscal year 2003, which affected all areas.

Fiscal Year 2003 as compared to Fiscal Year 2002
        For fiscal year 2003, operating expenses increased by approximately 9.4% from $35.9 million in fiscal year 2002 to approximately $39.3 million in fiscal year 2003. Overall operating costs were impacted by higher costs of insurance, personnel costs and employee benefit costs.

        Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Selling expenses increased 9.4% to $27.3 million for fiscal year 2004 compared to $25.0 million in fiscal year 2003. As a percentage of net sales, selling expenses were 13.0% and 14.0% of net sales in fiscal years 2004 and 2003, respectively. The increase in selling expense dollars resulted from higher levels of personnel and related infrastructure, higher travel and entertainment costs related to international business and regional support initiatives, greater depreciation costs related to demonstration equipment and finally higher marketing and sales literature costs focused primarily on the larger sports venues as the business became more competitive. These increases were offset by lower bad debt expense and lower write-downs of demonstration equipment, as explained below. The Company expects that selling expenses will improve as a percent of sales in fiscal year 2005 but that the dollar amount will increase as net sales increase. The actual amount of the increase and the percent of sales depends on a number of factors, especially those factors related to the further development of the international sales and marketing teams and the development of the commercial market, which has the most rapid growth expectations. In addition, the Company intends to continue investing in areas to fuel future growth opportunities it sees.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Selling expenses increased 13.4% to $25.0 million for fiscal year 2003 compared to $22.0 million for fiscal year 2002. As a percentage of net sales, selling expenses were 14.0% and 14.8% of net sales in fiscal years 2003 and 2002, respectively. The increase in selling expense dollars resulted from higher levels of personnel and related costs due to the additional infrastructure put in place in connection with the expansion of the sales staff located outside of Brookings, South Dakota. Also, during fiscal year 2003, the Company wrote down the carrying costs of demonstration equipment by approximately $0.6 million primarily as a result of a change in estimated lives of the equipment primarily due to technology improvements and replacement with newer equipment. The Company also experienced higher postage, marketing, depreciation and various other costs as a result of investments in infrastructure in its sales expansion and the growth in net sales.

        General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, amortization of intangibles and the costs of supplies.

Fiscal Year 2004 as compared to Fiscal Year 2003
        General and administrative costs increased approximately 28.1% to $9.5 million in fiscal year 2004 compared to $7.4 million for fiscal year 2003. As a percent of sales, general and administrative expenses were 4.5% and 4.2% of net sales for fiscal year 2004 and 2003, respectively. The increase was due to higher costs of personnel and related infrastructure to support the growth of the Company, higher professional fees associated with international expansion and sales, patent and other intellectual property matters, implementation of portions of the Sarbanes-Oxley Act of 2002, employee relations, higher costs of information systems infrastructure, charitable contributions, and insurance rates related to growth of the Company. These costs were offset by a decline in shareholder relations costs. The Company expects that general and administrative costs will rise during fiscal year 2005 but decline as a percent of net sales. The amount of actual increase is primarily dependant on the Company’s international expansion efforts and information systems infrastructure needs, although other areas could impact this as well.

Fiscal Year 2003 as compared to Fiscal Year 2002
        General and administrative costs increased approximately 14.6% to $7.4 million in fiscal year 2003 compared to $6.5 million for fiscal year 2002. As a percent of sales, general and administrative expenses were 4.2% and 4.4% of net sales for fiscal year 2003 and 2002, respectively. The increase in general and administrative expenses in fiscal year 2003 as compared to fiscal year 2002 related to higher compensation costs, primarily related to incentive compensation for executive management, whose incentive compensation is defined based on earnings targets; higher costs of retirement benefits for executive management; higher depreciation costs related to prior years’ capital investments; and higher professional fees related to higher audit costs for the fiscal year 2002 audit and legal transactional costs in general resulting from the increase in net sales. These increases were offset by a decline in the amortization costs as the Company implemented new accounting standards relating to the amortization of goodwill.

        Product design and development expenses consist primarily of salaries, other employee-related costs, and facilities and equipment-related costs and supplies. Generally, product design and development expenses increase when the Company’s engineering resources do not have to be more dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Product development expenses increased approximately 17.5% to $8.1 million in fiscal year 2004 compared to $6.9 million in fiscal year 2003. As a percent of sales, product development expenses were 3.9% of net sales for both fiscal years 2004 and 2003. In fiscal 2005, the Company expects product design and development expenses to be equal to approximately 4% of net sales. Product development activities increased in all four of the Company’s product families during fiscal 2004 and generally focused in the same areas as in fiscal year 2003 as the Company enhanced and expanded its product offerings. The transportation products area contained the greatest percentage growth increase, followed by business products. During fiscal year 2004, the Company introduced a number of new products which resulted from its increased product development expenditures, including the Galaxy® 3200 series displays, the V-Net narrowcasting solution, and the three millimeter ProStar® series. It also improved its controllers, displays and software solutions.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Product development expenses decreased approximately 7.0% to $6.9 million in fiscal year 2003 compared to $7.4 million in fiscal year 2002. As a percent of sales, product development expenses were 3.9% and 5.0% of net sales for fiscal year 2003 and 2002, respectively. As a result of the impact of higher sales consuming more of the costs of labor and overhead of the engineering departments, product development costs declined in fiscal year 2003 as compared to fiscal year 2002. In addition, 2002 costs were higher as the Company spent more time on product development due to the lower than anticipated net sales and the resulting lack of work on long-term contracts required by the product development staff. The Company also experienced an overall reduction in product development infrastructure in fiscal 2003, including lower personnel costs, lower travel and entertainment costs, and lower product management costs.

Interest Income

        The Company occasionally sells products on an installment basis or in exchange for the rights to sell and retain advertising revenues from the scoreboard or display, both of which result in long-term receivables that generate interest income. It also invests excess cash in short-term temporary cash investments that generate interest income.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Interest income resulting from these long-term receivables and temporary cash investments increased 46.1% to $1.0 million for fiscal year 2004 as compared to $0.7 million for fiscal year 2003. Interest income was approximately 0.5% and 0.4% of net sales for fiscal years 2004 and 2003, respectively. The increase was attributable to the growth in long-term receivables related to financing of customer transactions and the growth of temporary cash investments created as a result of the increased cash flow during the year. The Company believes that the levels of interest income could increase in the future as it seeks to assist customers more actively in financing purchases of equipment, assuming it can do so with acceptable levels of credit risk and interest rates.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Interest income resulting from these long-term receivables and temporary cash investments declined 15.7% to $0.7 million for fiscal year 2003 as compared to $0.8 million in fiscal year 2002. Interest income was approximately 0.4% and 0.6% of net sales for fiscal year 2003 and 2002, respectively.

Interest Expense

        The Company has various amounts of debt outstanding, primarily on term loans but at times including lines of credit, which result in interest expense.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Interest expense decreased 46.7% to $0.5 million as compared to $0.9 million in fiscal year 2003. The decline was the result of lower overall levels of debt outstanding under term loans. The Company expects that it will be able to reduce debt further in fiscal year 2005, reducing interest expense. This expectation could change if the Company decides to make strategic investments in the future or in the event it utilizes borrowings under available lines of credit.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Interest expense decreased 41.8% to $0.9 million in fiscal year 2003 as compared to $1.5 million in fiscal year 2002. The decline was the result of lower overall levels of debt outstanding under term loans and the reduction in the average amount outstanding under the Company’s line of credit.

Income Taxes

Fiscal Year 2004 as compared to Fiscal Year 2003
        Income taxes increased 34.5% to $10.9 million in fiscal year 2004 as compared to $8.1 million in fiscal year 2003. This increase was principally due to the higher net income on a pre-tax basis. The effective rate of 38.1% for fiscal year 2004 compares to 39.4% in fiscal year 2003. The change in the effective rate is primarily due to the level of international sales which generate a tax deduction for the Company as well as lower anticipated state income taxes due to the mix of business by state. The deduction related to foreign sales currently is the subject of debate in Congress and is likely to change in the future, which may result in an increase in the effective rate. Therefore, the Company expects that the effective income tax rate will be higher in fiscal year 2005. The key items reconciling the effective income tax rate to the statutory rates are contained in the financial statements included in this report.

Fiscal Year 2003 as compared to Fiscal Year 2002
        Income taxes increased 149.8% to $8.1 million in fiscal year 2003 as compared to $3.2 million in fiscal year 2002. This increase was principally due to the higher net income on a pre-tax basis. The effective income tax rate was 39.4% and 39.9% for the fiscal years 2003 and 2002, respectively. The decrease in the effective rate was primarily the result of lower state income tax expense.

Liquidity and Capital Resources

        Working capital was $49.1 million at May 1, 2004 compared to $39.7 million at May 3, 2003. The Company historically has financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for fiscal year 2004 was $20.9 million. Net income of $17.7 million plus depreciation and amortization of approximately $6.4 million and increases in both accounts payable and accrued expenses were offset by increases in accounts receivables, long-term receivables, inventories, advertising rights and income taxes receivable.

        Cash used by investing activities consisted of $9.8 million used to purchase property and equipment. During fiscal year 2004, the Company invested approximately $2.0 million in equipment to be used as demonstration equipment, primarily related to new product introductions, including its new three millimeter ProStar® video display; approximately $1.2 million in rental equipment; approximately $2.1 million on information systems hardware and software; approximately $1.6 million in manufacturing equipment; and approximately $2.9 million in various other items, including transportation equipment and building improvements. These purchases were made to support the Company’s continued growth and to replace obsolete equipment.

        Cash used by financing activities included approximately $0.6 million in proceeds from the exercise of stock options and $0.4 in additional long term debt obligations related to the Company’s sports marketing business, offset by approximately $6.0 million used to pay down the Company’s long-term debt.

        Included in receivables as of May 1, 2004 was approximately $2.2 million of retainage on long-term contracts, all of which is expected to be collected in one year.

        The Company has used and expects to continue to use cash reserves and, to a lesser extent, as necessary, bank borrowings to meet its short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. The Company often receives a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, the Company uses working capital and bank borrowings to finance these cash requirements.

        The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2004, 2003 and 2002 were $8.1 million, $6.9 million, and $7.4 million, respectively. The Company intends to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution, more cost-effective and energy-efficient displays as well as to complement the services and solutions that are provided with the displays. The Company also intends to continue developing software applications related to its display systems to enable these products to continue to meet the needs and expectations of the marketplace.

        Credit agreements: The Company has a credit agreement with a bank which provides for a $20 million line of credit and which includes up to $5.0 million for standby letters of credit. The line of credit is due on October 1, 2005. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.81% at May 1, 2004). As of May 1, 2004, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to comply with certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.2 million line of credit. The line of credit is due on April 20, 2005. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (3.75% at May 1, 2004). As of May 1, 2004, $0.2 million had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        The Company is sometimes required to obtain performance bonds for display installations. The Company currently has a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At May 1, 2004, the Company had $5.2 million of bonded work outstanding against this line.

        The Company believes that if its growth extends beyond current expectations or if it makes any strategic investments, it may need to increase the amount of its credit facility. The Company anticipates that it will be able to obtain any needed funds under commercially reasonable terms from its current lender or other sources. The Company believes that its working capital available from all sources will be adequate to meet the cash requirements of its operations in the foreseeable future.

        During fiscal year 2004, the Company acquired the remaining minority interest in Daktronics Canada, Inc., formerly its majority owned subsidiary, in exchange for 18,500 shares of the Company’s common stock. The value of the stock on the date of purchase was approximately $0.5 million and resulted in additional goodwill.

Contractual Obligations and Commitments

        As of May 1, 2004, the Company’s debt, lease and purchase obligations were as follows:

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years

Long term debt	$2,794	$1,296	$1,376	$100	$22

Operating leases	1,264	529	663	72	-

Unconditional purchase obligations	2,962	2,793	169	-	-

Contractual cash obligations	$7,020	$4,618	$2,208	$172	$22

Other commercial commitments

Lines of credit	$250	$250	$-	$-	$-

Standby letters of credit	918	918	-	-	-

Guarantees	250	250	-	-	-

Total commercial commitments	$1,418	$1,418	$-	$-	$-

Inflation

        Management believes that inflation has not had a material effect on the Company’s operations or its financial condition, although it could in the future.

Business Risks and Uncertainties

        A number of risks and uncertainties exist which could impact the Company’s future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, the Company’s success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth below.

        Competition could result in lower sales and decreased margins. The Company operates in highly competitive markets that, in certain portions of the business, are highly fragmented. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, the Company’s products often compete with other forms of advertising, such as television, print media or fixed display signs. Competition could result in not only a reduction in net sales but also a reduction in the prices charged by the Company for its products. To remain competitive, the Company must be able to not only anticipate and respond quickly to its customers’ needs and enhance and upgrade its existing products and services to meet those needs but also continue to price its products competitively. Competitors of the Company may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and resources than the Company and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

        The Company’s business may suffer if it is not successful in its efforts to keep up with a rapidly changing product market. The electronic display industry is characterized by ongoing product innovations and developments in display and controller technology. Competitors could develop new or superior products to increase their share of the markets. The Company’s future success in addressing the needs of its customers will depend in part on its ability to continue to make timely and cost-effective product innovations and developments.

        The Company enters into fixed-priced contracts on a regular basis. If actual costs exceed original estimates on these contracts, profits will be reduced. The majority of contracts the Company enters into are on a fixed-price basis. Although it benefits from cost savings, it has a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to: (1) increases in the cost or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact profits.

        Backlog may not be indicative of future revenue. Customers may cancel or delay projects for reasons beyond the Company’s control. Orders normally contain cancellation provisions which permit the recovery of costs expended and a portion of the anticipated profit in the event a customer cancels an order. If a customer elects to cancel, the Company may not realize the full amount of revenues included in its backlog. If projects are delayed, the timing of revenues could be affected, and projects may remain in the backlog for extended periods of time. Revenue recognition occurs over longer periods of time and is subject to unanticipated delays. If the Company receives relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Backlog may not be indicative of future revenues.

        The Company’s ability to conduct business outside the United States may be adversely affected by factors outside of its control and, as such, net sales and profits from international sales could be adversely impacted. For fiscal year 2004, revenue outside the United States represented approximately 13% of consolidated net sales. In fiscal 2003, approximately 5% of consolidated net sales were derived from sales outside the United States. The Company’s operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon the Company vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect the Company’s ability to expand its business outside of the United States.

        The Company’s financial performance may vary significantly from quarter to quarter, making it difficult to estimate future revenue. The Company’s quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts entered into by the Company generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond the Company’s control. Furthermore, as a significant portion of the Company’s operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on the Company’s quarterly operating results. Therefore, quarterly operating results may be subject to significant variations, and operating performance in one quarter may not be indicative of future performance.

        The Company’s products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect its financial condition and results of operations and reputation. The Company provides warranties on its products generally for terms of five years or less in the case of standard products and one year or less in the case of custom orders. In addition, in response to customer needs, it regularly offers extended warranties. These warranties require the Company to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While the Company continually monitors its warranty claims and provides a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on operations. In some cases, the Company may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect the Company’s reputation.

        Product liability claims not covered by insurance could adversely affect the Company’s financial condition and results of operations. The Company may be subject to product liability claims involving claims of personal injury or property damage. Although the Company maintains product liability insurance coverage to protect it in the event of such a claim, its coverage may not be adequate to cover the cost of defense and the potential award. Also, a well-publicized actual or perceived problem could adversely affect the Company’s reputation and reduce the demand for its products.

        Large contracts represent a significant portion of the Company’s accounts receivable and costs and estimated earnings in excess of billings. The Company closely monitors the credit worthiness of its customers and has not, to date, experienced significant credit losses. Significant portions of its sales are to customers who place large orders for custom products. The Company mitigates its exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, as some of the exposure is outside of the Company’s control, unanticipated events could have a material adverse impact on its operating results.

        The terms and conditions of the Company’s credit facility impose restrictions on the Company’s operations, and the Company may not be able to raise additional capital, if needed. The terms and conditions of the Company’s $20 million revolving credit facility impose restrictions that limit, among other things, the Company's ability to incur debt, merge, sell assets, make distributions and create or incur liens. Availability of the credit facility is also subject to certain covenants as explained in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The Company’s ability to comply with the covenants may be affected by events beyond the Company’s control, and it cannot assure that it will achieve operating results meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of the credit facility and term debt, all accrued interest thereon and all other amounts payable under the credit facility to be immediately due and payable. As of May 1, 2004, the Company was in compliance with all financial and other covenants of its credit facility.

        The Company's ability to satisfy any debt obligations will depend upon its future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond the control of the Company. It is anticipated that borrowings from the existing credit facility and cash provided by operating activities should provide sufficient funds to finance capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due. However, in the event that additional capital is required, there can be no assurance that the Company will be able to raise such capital when needed or on satisfactory terms, if at all.

        The Company’s business is partially subject to risks of terrorist acts and, to a lesser degree, acts of war. Terrorist acts and, to a lesser degree, acts of war may disrupt the Company's operations as well as the operations of its customers. Such acts have created an interruption of orders and delays in orders already booked primarily in sports facilities and destination sites. Any future terrorist activities and, to a lesser degree, acts of war, could create additional uncertainties forcing customers to further reduce or delay their spending or cancel or delay already planned projects, which could have a material adverse impact on the Company’s business, operating results and financial condition.

        The Company’s common stock has at times been thinly traded, which may result in low liquidity and price volatility. The daily trading volume of the Company’s common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of the Company’s common stock may not meet shareholders’ expectations, and the prices at which it trades may be volatile. The market price of the Company’s common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception that such sales could occur.

        The Company may fail to continue to attract, develop and retain key management and other key employees, including technical engineering talent, which could negatively impact its operating results. The Company depends on the performance of its senior management team and other key employees, including engineering talent in product design. The loss of certain member of its senior management, including its Chairman or Chief Executive Officer, could negatively impact its operating results and ability to execute its business strategy. The future success of the Company will also depend in part upon its ability to attract, train, motivate and retain qualified personnel. The Company does not have employment agreements with the executive officers or other employees but does maintain key person life insurance on the Chairman of the Board, the Chief Executive Officer and the Vice President — Sales.

        Provisions in the Company’s charter documents and under South Dakota law might deter acquisition bids for the Company. There are provisions in the Company’s charter and other provisions under South Dakota law that could make it more difficult for a third party to acquire the Company, even if doing so would benefit the stockholders. The Company is governed by the provisions of the South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn may have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition”, as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner. There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination”, as defined in the SD Act, with an “interested shareholder”, as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner.

        The Company may be unable to protect its intellectual property rights. The Company relies on a variety of intellectual property rights that it uses in its products and services. It may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which the Company’s products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. A failure to protect proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could materially and adversely affect its competitive position. In addition, even if the Company is successful in protecting its intellectual property rights or definding itself against a claim of infringement, any related dispute or litigation could be costly and time-consuming.

        The Company maintains inventory that is subject to obsolescence and writedowns to the extent it is replaced through product enhancements or advances in technology. As a result of the Company’s products being subject to continuous enhancements and design changes, inventory held by the Company is subject to the risk of obsolescence and excess levels that may not be saleable. Losses incurred as a result could have a material impact on future profits.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure for removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard did not have a significant impact on the Company’s financial position or results of operation.

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN No. 46). FIN No. 46 will be effective no later than the end of the first reporting period that ends after March 15, 2004. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company does not expect the adoption of FIN No. 46 to have a material impact on its net earnings, cash flows or financial position.

        In May 2003, Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with EITF No. 00-21. Adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

        Through May 1, 2004, most of the Company’s net sales were denominated in United States dollars, and its exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for fiscal year 2004 were approximately 13% of total net sales, of which a portion was denominated in Canadian dollars through the Company’s Canadian subsidiary, and a smaller portion was denominated in Euros. It is expected that in fiscal 2005, net sales to international markets may increase as a percentage of net sales and that a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that the Company engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make the Company’s products less competitive in international markets. The Company will continue to monitor and minimize its exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect the Company’s financial results in the future.

Interest Rate Risks

        The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt and long-term accounts receivable. The Company maintains a blend of both fixed and floating rate debt instruments. As of May 1, 2004, the Company’s outstanding debt approximated $2.8 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of May 1, 2004. For fixed rate debt, interest rate changes affects its fair market value but do not impact earnings or cash flows.

        In connection with the sale of certain display systems, the Company has entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of May 1, 2004, the Company’s outstanding long-term receivables were approximately $14.0 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.3 million.

        The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

Principal (Notional) Amount By Expected Maturity
(in thousands)

	Fiscal Year Ending					There- after

	2005	2006	2007	2008	2009

Assets:
Long-term receivables, including current portion
Fixed rate	3,772	3,525	1,682	1,529	1,055	2,476
Average interest rate	6.0%	8.9%	7.6%	7.6%	7.0%	6.8%
Liabilities:
Long and short term debt
Fixed rate	1,296	1,206	170	61	39	22
Average interest rate	8.0%	7.6%	7.7%	8.9%	9.2%	11.3%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of May 1, 2004 and May 3, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of May 1, 2004 and May 3, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principals.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective April 29, 2002.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and ShareholdersDaktronics, Inc.
Brookings,
South Dakota

We have audited the consolidated statements of income, shareholders' equity and cash flows of Daktronics, Inc. and subsidiaries for the year ended April 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Daktronics, Inc. and subsidiaries' operations and their cash flows for the year ended April 27, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Sioux Falls, South Dakota
June 7, 2004

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	May 1, 2004	May 3, 2003

CURRENT ASSETS:
Cash and cash equivalents	$16,255	$9,277
Accounts receivable, less allowance for doubtful accounts	28,686	25,912
Current maturities of long-term receivables	3,772	2,650
Inventories	16,604	14,863
Costs and estimated earnings in excess of billings	12,862	11,467
Prepaid expenses and other	905	756
Deferred income taxes	4,524	3,801
Income taxes receivable	813	-

Total current assets	84,421	68,726

Property and equipment, net	27,802	24,789
Advertising rights, net	1,415	385
Long-term receivables, less current maturities	10,267	6,711
Goodwill, net of accumulated amortization	1,411	1,043
Intangible and other assets	920	873

	$126,236	$102,527

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$214	$180
Accounts payable	12,586	9,312
Accrued expenses	11,611	7,790
Current maturities of long-term debt	1,296	2,951
Billings in excess of costs and estimated earnings	6,761	5,528
Customer deposits	2,829	1,709
Income taxes payable	-	1,556

Total current liabilities	35,297	29,026

Long-term debt, less current maturities	1,498	5,449
Deferred income	1,134	1,338
Deferred income taxes	2,043	1,296

	4,675	8,083

Minority interest in subsidiary	-	115

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 60,000,000 shares; 18,886,492 and 18,574,819 shares issued at May 1, 2004 and May 3, 2003, respectively.	16,406	14,654
Additional paid-in capital	2,274	746
Retained earnings	67,677	49,950
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(84)	(38)

	86,264	65,303

	$126,236	$102,527

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Net sales	$209,907	$177,764	$148,773
Cost of goods sold	137,436	118,633	103,741

Gross profit	72,471	59,131	45,032

Operating expenses:
Selling	27,305	24,966	22,009
General and administrative	9,510	7,422	6,478
Product design and development	8,126	6,918	7,442

	44,941	39,306	35,929

Operating income	27,530	19,825	9,103

Nonoperating income (expense):
Interest income	1,014	694	823
Interest expense	(478)	(897)	(1,542)
Other income (expense), net	586	974	(242)

Income before income taxes and minority interest	28,652	20,596	8,142
Income tax expense	10,907	8,107	3,245

Income before minority interest	17,745	12,489	4,897
Minority interest in income of subsidiary	(18)	(31)	(5)

Net income	$17,727	$12,458	$4,892

Earnings per share:
Basic	$0.95	$0.68	$0.27

Diluted	$0.89	$0.64	$0.25

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, April 28, 2001	$12,900	$341	$32,600	$(9)	$(9)	$45,823
Net income	-	-	4,892	-	-	4,892
Foreign currency translation adjustment	-	-	-	-	(11)	(11)

Comprehensive income						4,881

Tax benefits related to exercise of stock options	-	164	-	-	-	164
Exercise of stock options and warrants	633	-	-	-	-	633

Balance, April 27, 2002	13,533	505	37,492	(9)	(20)	51,501
Net income	-	-	12,458	-	-	12,458
Foreign currency translation adjustment	-	-	-	-	(18)	(18)

Comprehensive income						12,440
Tax benefits related to exercise of stock options	-	241	-	-	-	241
Exercise of stock options and warrants	718	-	-	-	-	718
Contributions to the employee savings plan	403	-	-	-	-	403

Balance, May 3, 2003	14,654	746	49,950	(9)	(38)	65,303
Net income	-	-	17,727	-	-	17,727
Foreign currency translation adjustment	-	-	-	-	(46)	(46)

Comprehensive income						17,681
Tax benefits related to exercise of stock options	-	1,528	-	-	-	1,528
Exercise of stock options and warrants	655	-	-	-	-	655
Contributions to the employee savings plan	344	-	-	-	-	344
Issuances under employee stock purchase plan	291	-	-	-	-	291
Issuance of common stock in connection with purchase of minority interest of subsidiary	462	-	-	-	-	462

Balance, May 1, 2004	$16,406	$2,274	$67,677	$(9)	$(84)	$86,264

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Cash flows from operating activities:
Net income	$17,727	$12,458	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,264	5,685	4,800
Amortization	125	242	378
(Gain) loss on sale of property and equipment	(301)	400	115
Minority interest in income of subsidiary	18	31	5
Provision for doubtful accounts	256	(225)	724
Deferred income taxes (credit)	24	(1,003)	(449)
Other	-	-	425
Change in operating assets and liabilities	(3,196)	(1,678)	6,342

Net cash provided by operating activities	20,917	15,912	17,232

Cash flows from investing activities:
Purchase of property and equipment	(9,779)	(5,340)	(7,942)
Proceeds from sale of property and equipment	820	1,287	89
Investment in affiliates	-	-	(289)
Purchase of intangible assets	-	-	(140)
Other, net	-	-	38

Net cash used in investing activities	(8,959)	(4,053)	(8,244)

Cash flows from financing activities:
Net borrowings (payments) on notes payable	35	129	(7,860)
Proceeds from exercise of stock options and warrants	655	718	633
Principal payments on long-term debt	(5,988)	(7,102)	(3,926)
Proceeds from long-term debt	358	1,594	1,377

Net cash used in financing activities	(4,940)	(4,661)	(9,776)

Effect of exchange rate changes on cash	(40)	(18)	(11)

Increase (decrease) in cash and cash equivalents	6,978	7,180	(799)

Cash and cash equivalents:
Beginning	9,277	2,097	2,896

Ending	$16,255	$9,277	$2,097

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

        Nature of business: Daktronics, Inc. and its subsidiaries (the “Company”) are engaged principally in the design, manufacture and sale of a wide range of electronic display systems which are sold in a variety of markets throughout the world and rendering related services, including content development, marketing and maintenance services. Its products are designed primarily to inform and entertain people through the communication of content.

        Fiscal year: The Company operates on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. The years ended May 1, 2004 and April 27, 2002 included 52 weeks. The year ended May 3, 2003 included 53 weeks.

        Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries — Daktronics GmbH; Star Circuits, Inc.; SportsLink, Ltd.; MSC Technologies, Inc.; and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranty, inventory valuation and the reserve for doubtful accounts.

        Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents, consisting primarily of insured municipal debt obligations, government repurchase agreements and money market accounts, and are carried at cost that approximates market. The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

        Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Revenue recognition:

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

        Long-term receivables and Advertising Rights: The Company occasionally sells and installs its products at facilities in exchange for the rights to sell and retain future advertising revenues. It recognizes revenue for the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract and records the related receivable in long-term receivables. On those transactions where the Company has not sold the advertising for the full value of the equipment, it records the related cost of equipment as advertising rights. Revenue in an amount equal to the present value of the receivables is recognized in long-term receivables when it becomes fixed and determinable under the provisions of applicable advertising contracts. At the time the revenue is recognized, costs of the equipment are recognized based on an estimate of overall margin expected. In cases where the Company receives the advertising rights, in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights which were owned by the Company. On these transactions, advance collections of advertising revenues are recorded as deferred income. The cost of advertising rights, net of amortization, was $1,415 as of May 1, 2004 and $385 as of May 3, 2003.

        Product maintenance: In connection with the sale of the Company’s products, it also occasionally sells separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement which varies from two to 10 years.

        Software: The Company typically sells its proprietary software bundled with its video displays and certain other products, but it also sells its software separately. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when all of the above-mentioned criteria have been met.

        Services: Revenues generated by the Company for services, such as event support, control room design, on-site training, equipment service and continuing technical support for operators of the Company’s equipment, are recognized as net sales when the services are performed.

        Derivatives: The Company utilizes derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than its functional currency, which is the US Dollar. The Company enters into currency forward contacts to manage these economic risks. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings. As of May 1, 2004, the Company had determined that the derivatives outstanding, which consisted of foreign currency forward contracts that are intended to minimize the Company’s exposure on certain foreign currency transactions with notional amounts equal to the Company’s exposure on certain Euro and Canadian dollar denominated transactions, were not considered hedges. Therefore, they were recognized at fair value in the statement of financial condition, and the changes in fair value for the year ended May 1, 2004 of approximately ($47) were recognized in other income, net. The fair value of these derivatives are included in prepaid expenses and other in the statement of financial condition.

        Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years

Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Transportation equipment	5 - 7
Equipment held for rental	2 - 7

        Goodwill and other intangible assets: Effective April 27, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company completes an impairment analysis at least on an annual basis and more frequently if circumstances warrant. The Company performed an analysis of goodwill as of November 2, 2003. The results of the analysis indicated that no goodwill impairment existed as of November 2, 2003.

         Goodwill, net of accumulated amortization, was $1,411 at May 1, 2004 and $1,043 at May 3, 2003. Accumulated amortization was $157 at May 1, 2004 and May 3, 2003.

         As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at May 1, 2004 and May 3, 2003. Accumulated amortization was $483 at May 1, 2004 and $419 at May 3, 2003. Amortization expense for the fiscal years 2004, 2003 and 2002 was $63, $110 and $110, respectively. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 1, 2004 is $40, $27, and $0 for the fiscal years ending 2005, 2006 and 2007, respectively.

        A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 if effective in the prior years is provided below (in thousands):

	Year Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Reported net income	$17,727	$12,458	$4,892
Add-back goodwill amortization, net of tax effects	-	-	272

Adjusted net income	$17,727	$12,458	$5,164

Basic Earnings Per Share:
Reported basic income per share	$0.95	$0.68	$0.27
Add-back goodwill amortization, net of tax effects	-	-	0.01

Adjusted net income per share	$0.95	$0.68	$0.28

Diluted Earnings Per Share:
Reported net income per share	$0.89	0.64	0.25
Add-back goodwill amortization, net of tax effects	-	-	0.01

Adjusted net income per share	$0.89	$0.64	$0.26

        Foreign currency translation: The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity. The operating results of foreign operations are translated at weighted average exchange rates.

        Income taxes: The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

        Product design and development: All expenses related to product design and development are charged to operations as incurred. The Company’s product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2004, 2003, and 2002 were $8,126, $6,918 and $7,442, respectively.

        Advertising costs: The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2004, 2003, and 2002 were $772, $602, and $530, respectively.

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

        The Company does not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about the Company by geographic area:

	United States	Other	Total

Net sales for the fiscal year ended:
2004	182,124	27,783	209,907
2003	168,534	9,230	177,764
2002	137,792	10,981	148,773

Long-lived assets as of:
May 1, 2004	$27,045	$757	$27,802
May 3, 2003	24,457	332	24,789
April 27, 2002	26,584	261	26,845

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

        A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 follows.

	Net Income	Shares	Per Share Amount

For the year ended May 1, 2004:
Basic EPS	$17,727	18,708	$0.95
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,228	(0.06)

Diluted EPS	$17,727	19,936	$0.89

For the year ended May 3, 2003:
Basic EPS	$12,458	18,372	$0.68
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,143	(0.04)

Diluted EPS	$12,458	19,515	$0.64

For the year ended April 27, 2002:
Basic EPS	$4,892	18,135	$0.27
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,095	(0.02)

Diluted EPS	$4,892	19,230	$0.25

        Options outstanding of 72 shares of common stock and weighted average share prices of $10.09 during the year ended April 27, 2002 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

        Stock-based compensation: At May 1, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Net income as reported	$17,727	$12,458	$4,892
Deduct: Total stock-based method employee compensation expense determined under fair value based method for all awards, net of related tax effects	(519)	(399)	(315)

Pro forma net income	$17,208	$12,059	$4,577

Earnings per share:
Basic-as reported	$0.95	$0.68	$0.27
Basic-pro forma	0.92	0.66	0.25
Diluted-as reported	0.89	0.64	0.25
Diluted-pro forma	0.86	0.62	0.24

        Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Years Ended

	May 1,	May 3,	April 27,
	2004	2003	2002

Dividend Yield	None	None	None
Expected volatility	40%	40%	41%
Risk-free interest rate	3.1% - 3.4%	3.1% - 3.3%	4.0% - 4.6%
Expected life of option	5 yr.	5 yr.	5 yr.

        Recently issued accounting pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for disclosure for removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard did not have a significant impact on the Company’s financial position or results of operation.

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN No. 46). FIN No. 46 will be effective no later than the end of the first reporting period that ends after March 15, 2004. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company does not expect the adoption of FIN No. 46 to have a material impact on its net earnings, cash flows or financial position.

        In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with EITF No. 00-21. Adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

Note 2. Acquisitions

        During fiscal year 2004, the Company acquired the remaining 20% in Daktronics Canada, Inc. in exchange for 18,500 shares of common stock in the Company that had a fair market value of approximately $462. This acquisition was treated under the provisions of purchase accounting of SFAS No.142. The acquisition included a restructuring of contingent payments owed to the sellers who originally sold the 80% interest to the Company in fiscal year 2002. Any contingent payments made in the future will be treated as compensation expense when earned. The Company recognized approximately $0.3 million of goodwill as a result of the acquisition.

Note 3. Selected Financial Statement Data

	May 1, 2004	May 3, 2003

Inventories consist of the following:
Raw materials	$6,952	$5,999
Work-in-progress	3,053	2,151
Finished goods	6,599	6,713

	$16,604	$14,863

Property and equipment consist of the following:
Land	$654	$654
Buildings	12,415	12,281
Machinery and equipment	18,123	13,762
Office furniture and equipment	15,706	13,495
Equipment held for rent	4,581	3,476
Transportation equipment	3,054	2,185

	54,533	45,853

Less accumulated depreciation	26,731	21,064

	$27,802	$24,789

Accrued expenses consist of the following:
Product warranty	$5,048	$2,892
Compensation	3,675	3,156
Taxes, other than income taxes	1,229	1,037
Other	1,659	705

	$11,611	$7,790

Note 4. Uncompleted Contracts

        Uncompleted contracts consist of the following:

	May 1, 2004	May 3, 2003

Costs incurred	$92,390	$75,600
Estimated earnings	37,159	32,266

	129,549	107,866
Less billings to date	123,448	101,927

	$6,101	$5,939

        Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	May 1, 2004	May 3, 2003

Costs and estimated earnings in excess of billings	$12,862	$11,467
Billings in excess of costs and estimated earnings	(6,761)	(5,528)

	$6,101	$5,939

Note 5. Receivables

        The Company sells its products throughout the United States and certain foreign countries on credit terms that the Company establishes for each customer. On the sale of certain products, the Company has the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit.

        Accounts receivable are reported net of an allowance for doubtful accounts of $1,131 and $875 at May 1, 2004 and May 3, 2003, respectively.

        The Company makes estimates regarding the collectability of its accounts receivables, costs and estimated earnings in excess of billings, and other receivables. In evaluating the adequacy of its allowance for doubtful accounts, the Company analyzes specific accounts receivable balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off receivables at such time as it is determined that collection will not occur.

        In connection with certain sales transactions, the Company has entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. The Company generally retains a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $14,039 and $9,361 as of May 1, 2004 and May 3, 2003, respectively. Contract and lease receivables bearing annual interest at rates of 5.0% to 13.5% are due in varying annual installments through April 2013. Included in accounts receivable as of May 1, 2004 was approximately $2,200 of retainage on long-term contracts, all of which is expected to be collected in one year.

Note 6. Financing Agreements

Long-term debt: Long-term debt consists of the following:

	May 1, 2004	May 3, 2003

8.29% note payable due to bank, due in monthly installments of $102 including interest through February 2007, subject to credit agreement financial covenants discussed below, unsecured	$1,947	$5,397
7.5 % note payable due to bank, due in monthly installments of $11 including interest through July 2007, secured by equipment	121	153
6.0% - 12.0% contracts payable, primarily related to advertising rights, due in annual installments, including interest, through November 2014	465	375
5% contract for deed, with interest payments only through June 2005, secured by certain real estate	-	2,150
8.6%, installment obligations due in monthly installments of $8 including interest through April 2005, secured by equipment	88	177
Other	173	148

	$2,794	$8,400
Less current maturities	1,296	2,951

Total long-term debt	$1,498	$5,449

The future maturities on long-term debt, consist of the following:

Fiscal years ending:
2005	1,296
2006	$1,206
2007	170
2008	61
2009	39
Thereafter	22

$2,794

        Credit agreements: The Company has a credit agreement with a bank which provides for a $20,000 line of credit and which includes up to $5,000 for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.81% at May 1, 2004). The line of credit is due on October 1, 2005. As of May 1, 2004 and May 3, 2003, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires the Company to comply with certain covenants, including the maintenance of tangible net worth of at least $40,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada has a credit agreement with a bank which provides for a $200 line of credit. The line of credit is due on April 20, 2005. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (3.75% at May 1, 2004). As of May 1, 2004 and May 3, 2003, $215 and $180, respectively, had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Note 7. Shareholders’ Equity

        Common stock: The authorized shares of 60,000 consist of 50,000 shares of common stock and 10,000 shares of “undesignated stock”. The Company’s Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

        During the year ended May 1, 1999, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights expire on November 19, 2008, which date may be extended subject to certain additional conditions.

        Common stock warrants: In connection with the acquisition of a business in fiscal 2000, the Company issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants are exercisable at any time through December 29, 2006. During fiscal year 2003, warrants to purchase 14 shares of common stock were exercised. At May 1, 2004, warrants to purchase 31 shares remained outstanding.

        Stock option plans: During fiscal year 2002, the Company established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”) and ceased granting options under the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to employees of the Company and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under both the 2001 Plans and the 1993 Plans, options granted have a maximum term of 10 years in the case of the Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan. In addition, such options must have exercise prices equal to the market value of the Company’s common stock at the date of grant or 110% of market value at date of grant in the case of an employee who owns more than 10% of all voting power of all classes of the Company’s stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the Incentive Stock Option Plans and over a three-year period in the case of options granted under the Outside Directors Option Plans. However, under the 2001 Plans and the 1993 Plans, the actual period of vesting is determined at the time of the grant.

        The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Plan are 1,200 and 400 shares, respectively. At May 1, 2004, there were 970 shares available for granting of options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 3,040. Although the 1993 Plans remain in effect for options outstanding, no new options are expected to be granted under the 1993 Plans.

        A summary of the status of the plans at May 1, 2004, May 3, 2003 and April 27, 2002 and changes during the years ended on those dates follows:

	Years Ended

	2004		2003		2002

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,823	$5.39	1,885	$4.32	1,876	$3.46
Granted	217	17.58	213	11.37	255	8.11
Forfeited	(31)	2.68	(17)	5.35	(27)	3.77
Exercised	(240)	6.79	(258)	2.45	(219)	1.90

Outstanding at end of year	1,769	7.23	1,823	5.39	1,885	4.32

Options for 1,119, 1,074 and 1,038 shares were exercisable at May 1, 2004, May 3, 2003 and April 27, 2002, respectively. The weighted average fair value of options granted were $6.98, $4.51 and $3.51 for the years ended May 1, 2004 May 3, 2003 and April 27, 2002, respectively.

        The following table summarizes information about fixed options outstanding at May 1, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 to $1.99	229	2.6	$1.30	229	$1.30
$2.00 to $2.99	112	3.2	2.64	112	2.64
$3.00 to $3.99	202	4.6	3.06	202	3.06
$4.00 to $4.99	45	2.3	4.15	45	4.15
$5.00 to $5.99	301	5.0	5.33	248	5.37
$6.00 to $6.99	28	6.0	6.33	20	6.34
$7.00 to $7.99	352	7.0	7.60	170	7.62
$10.00 to $10.99	108	4.6	10.22	60	10.17
$11.00 to $ 11.99	174	8.6	11.55	33	11.55
$16.00 to $ 16.99	36	6.3	16.97	-	-
$17.00 to $ 17.99	182	9.6	17.70	-	-

	1,769	5.7	7.23	1,119	4.59

Note 8. Employee Benefit Plans

        The Company has an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by the Company of 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation (25% for fiscal year 2001) plus other discretionary contributions as authorized by the board of directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. The Company contributed $1,139, $545 and $488 to the plan for the fiscal years 2004, 2003 and 2002, respectively.

        During the fiscal year ended May 3, 2003, the Board of Directors approved the Daktronics, Inc. 2002 Employee Stock Purchase Plan (“the Plan”). The Plan, which became effective September 1, 2002, is intended to qualify under Section 423 of the Internal Revenue Code and allows employees to purchase shares of common stock of the Company, subject to annual limitations of 85% of the lower of the fair market value of the common stock at the beginning or the end of a six-month offering period. The total number of shares reserved under the Plan is 500 shares. The Company issued 29 shares during the fiscal year ended May 1, 2004. No shares were issued during the fiscal year ended May 3, 2003. As of May 1, 2004, participants in the Plan had accumulated $214 to purchase the Company’s stock.

        The Company has unfunded deferred compensation agreements with certain officers and a founding director of the Company wherein each year interest is credited to each participants account in an amount equal to equal to the five-year treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of May 1, 2004 and May 3, 2003 were $535 and $520, respectively. Contributions for the fiscal years ending May 1, 2004 and May 3, 2003 were $15 and $18, respectively. These agreements were amended and restated during fiscal year 2004 to reflect changes in the payout options available at retirement. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 9. Income Taxes

        Income tax expense consists of the following:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Current:
Federal	$9,585	$7,870	$3,102
State	1,298	1,183	592
Deferred taxes (credits)	24	(946)	(449)

	$10,907	$8,107	$3,245

        The components of the net deferred tax asset are as follows:

	May 1, 2004	May 3, 2003

Deferred tax assets:
Product warranty accrual	$2,316	$1,532
Legal fee accrual	-	39
Vacation accrual	643	515
Reserves for excess and obsolete inventory	944	1,363
Allowance for doubtful accounts	441	341
Amortization of intangible assets	486	517
Net operating loss carryforwards	149	-
Other accruals and deferrals	371	365
Other	142	132

	5,492	4,804
Deferred tax liabilities:
Property and equipment	3,011	2,299

	$2,481	$2,505

        The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	May 1, 2004	May 3, 2003

Current assets	$4,524	$3,801
Noncurrent liabilities	2,043	1,296

	$2,481	$2,505

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Computed income tax expense at federal statutory rate	$10,022	$7,209	$2,850
State taxes, net of federal benefit	906	705	246
Meals and entertainment	276	206	212
Extraterritorial income exclusion	(294)	(9)	(140)
Other, net	(3)	(4)	77

	$10,907	$8,107	$3,245

        At May 1, 2004, the Company had German net operating loss carryforwards totaling $353 which have an unlimited carryforward period.

Note 10. Cash Flow Information

        The change in operating assets and liabilities consists of the following:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

(Increase) decrease:
Accounts receivable	$(3,030)	$(7,809)	$2,488
Long-term receivables	(4,678)	(1,480)	(582)
Inventories	(1,741)	1,620	3,377
Costs and estimated earnings in excess of billings	(1,395)	(1,190)	613
Prepaid expenses and other	(296)	(174)	5
Income taxes receivable	(813)	-	97
Advertising rights	(1,092)	-	704

Increase (decrease):
Accounts payable and accrued expenses	7,728	3,155	(3,153)
Customer deposits	1,120	(477)	949
Billings in excess of costs and estimated earnings	1,232	2,584	767
Deferred income	(204)	627	180
Income taxes payable	(27)	1,466	897

	$(3,196)	$(1,678)	$6,342

        Supplemental disclosures of cash flow information:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Cash payments for:
Interest	$506	$790	$1,570
Income taxes, net of refunds	11,719	8,050	2,675

Supplemental schedule of non-cash investing and financing activities:

	Years Ended

	May 1, 2004	May 3, 2003	April 27, 2002

Property and equipment acquired through long term debt	$-	$-	$2,150
Demo equipment transferred to inventories	-	23	130
Tax benefits related to exercise of stock options	1,528	241	164
Contributions of common stock under the employee savings plan	634	403	-
Acquisition of minority interest in Daktronics Canada, Inc. through issuance of common stock	462	-	-

Note 11. Fair Value of Financial Instruments

        The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for the Company’s off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value. The fair values of all outstanding derivative instruments were determined using quoted market prices.

Note 12. Commitments and Contingencies

        In connection with the sale of equipment by the Company, it has agreed to accept a specified level of recourse on the money owed by a customer to another financial institution. At May 1, 2004 and May 3, 2003, the Company was contingently liable on such recourse agreements in the amounts of $250.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

        The Company offers a standard parts coverage warranty for periods varying from one to five years for all of its products. The Company also offers additional types of warranties that include on-site labor, routine maintenance and event support. In addition, the length of warranty on some installations can vary from one to 10 years. The specific terms and conditions of these warranties primarily vary depending due to the product sold. The Company estimates the costs that may be incurred under the warranty and records a liability in the amount of such costs at the time product order is received. Factors that affect the Company’s warranty liability include historical and anticipated claims costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company’s product warranties during the years ended May 1, 2004 and May 3, 2003 consisted of the following:

	May 1, 2004	May 3, 2003

Balance	3,184	2,467
Warranties issued during the period	3,550	1,373
Settlements made during the period	(2,509)	(495)
Changes in liability for pre-existing warranties during the period, including expirations	(41)	(161)

Balance	$4,184	$3,184

        In connection with certain international transactions and long-term contracts, the Company has entered into various performance guarantees. As of May 1, 2004, it has outstanding $918 in standby letters of credit and $5,216 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation of the equipment and the installation thereof and to guarantee the Company’s ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

        The Company leases office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $1,078, $590 and $427 at May 1, 2004, May 3, 2003 and April 27, 2002, respectively. Future minimum payments under noncancelable operating leases, excluding executory cost such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at May 1, 2004:

Fiscal Year	Amount

2005	$529
2006	428
2007	235
2008	55
2009	17

Total	$1,264

        From time to time, the Company commits to purchase inventory and advertising rights over periods that extend over a year. As of May 1, 2004, the Company is obligated to purchase inventory and advertising rights through fiscal year 2006 as follows:

Fiscal Year	Amount

2005	$2,793
2006	169

Total	$2,962

Note 13. Quarterly Financial Data (Unaudited)

        The following table presents summarized quarterly financial data:

Fiscal Year 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$48,918	$58,307	$44,745	$57,937
Gross profit	17,450	21,750	14,749	18,522
Net income	4,308	6,669	2,616	4,134
Basic earnings per share	0.23	0.36	0.14	0.22
Diluted earnings per share	0.22	0.34	0.13	0.21

Fiscal Year 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$44,107	$48,074	$38,220	$47,364
Gross profit	15,324	15,786	12,365	15,657
Net income	3,134	4,025	1,888	3,411
Basic earnings per share	0.17	0.22	0.10	0.18
Diluted earnings per share	0.16	0.21	0.10	0.17

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 1, 2002, the Company dismissed McGladrey & Pullen, LLP as its independent auditors and appointed Ernst & Young LLP as the Company’s independent auditors. The report of McGladrey & Pullen, LLP on the consolidated financial statements of the Company for the fiscal year ended April 27, 2002 was unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope or accounting principles. The decision to change firms was recommended by the Audit Committee of the Board of Directors. In connection with the audit of the consolidated financial statements of the Company for the fiscal year ended April 27, 2002 and during the period commencing April 27, 2002 through June 30, 2002, there were no disagreements or reportable events.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
        The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of May 1, 2004, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 1, 2004, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting
        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended May 1, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information under the heading “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or about July 9, 2004 is incorporated herein by reference. The information regarding executive officers is included in Part I, Item 1, of this report under the caption “Directors and Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        Information regarding compensation of directors and officers for the fiscal year ended May 1, 2004 is in the Proxy Statement to be filed on or about July 9, 2004 under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed on or about July 9, 2004 under the heading “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized Under Equity Compnsation Plans" and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Auditors” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about July 9, 2004.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)

Financial Statements

The following financial statements of the Company are contained in Part II, Item 8:

Ernst & Young LLP Report of Independent Registered Public Accounting Firm
McGladrey & Pullen, LLP Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, May 1, 2004 and May 3, 2003
Consolidated Statements of Income for each of the three years in the period ended May 3, 2003.
Consolidated Statements of Cash Flows for each of the three years in the period ended May 1, 2004.
Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended May 1, 2004.
Notes to Consolidated Financial Statements

(2)

Schedules

The following financial statement schedules are submitted herewith:

SCHEDULE II - Valuation Accounts

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1

Reserved

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (3)

4.2

Shareholders Rights Agreement. (4)

4.3

2001 Incentive Stock Option Plan. (5)

4.4

2001 Outside Directors Stock Option Plan. (5)

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan (6)

10.1

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Aelred Kurtenbach (7)

10.2

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Frank Kurtenbach (7)

10.3

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and James Morgan (7)

10.4

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Duane Sander. (7)

21.1

Subsidiaries of the Company. (7)

23.1

Consent of Ernst & Young LLP (7)

23.2

Consent of McGladrey & Pullen, LLP. (7)

24.

Power of Attorney (7)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (7)

32.2

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (7)

(1)

Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

(2)

Incorporated by reference to the exhibit number with the same exhibit number filed with the Company's Annual Report on From 10-K on July 28, 1999 as Commission File No.0-23246.

(3)

Incorporated by reference to the exhibit with the same exhibit number filed with the Company's Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(4)

Incorporated by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(5)

Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(6)

Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(b)Reports on Form 8K

.

During the quarter ended May 1, 2004, and during the period from May 1, 2004 until the date of this Report, the Company filed or furnished the following Current Reports on Form 8-K:

On February 18, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on February 18, 2004 regarding the Company’s financial results for the three and nine months ended January 31, 2004.

On March 9, 2004, the Company filed with the SEC with a Current Report on Form 8-K announcing the award of a contract worth approximately $4.0 million from an undisclosed customer to design and manufacture a large light emitting diode display system.

On May 26, 2004, the Company filed with the SEC with a Current Report on Form 8-K announcing the issuance of a press release on May 26, 2004 regarding the Company’s financial results for the three and twelve months ended May 1, 2004.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, Glow Cube®, InfoNet™, KeyframeSM, OmniSport®, ProAd®, ProRail™, ProStar®, ProSport®, Scoreboard Sales and Service®, Servtrotech®, SportsLink®, Starburst®, SunSpot®, TuffSport®, Vanguard®, V-Play®, Venus®, V-Net® and V-Link® are trademarks of Daktronics, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2004.

DAKTRONICS, INC.
By:	/s/ James B. Morgan

James B. Morgan
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ William R. Retterath

William R. Retterath
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Roland J. Jensen	Director	June 25, 2004

Roland J. Jensen

By /s/ Aelred J. Kurtenbach	Director	June 25, 2004

Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 25, 2004

Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 25, 2004

James B. Morgan

By /s/ John L. Mulligan	Director	June 25, 2004

John L. Mulligan

By /s/ Robert G. Dutcher	Director	June 25, 2004

Robert G. Dutcher

By /s/ Duane E. Sander	Director	June 25, 2004

Duane E. Sander

By /s/ James A. Vellenga	Director	June 25, 2004

James A. Vellenga

By /s/ Nancy D. Frame	Director	June 25, 2004

Nancy D. Frame

DAKTRONICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 1, 2004, May 3, 2003 and April 27, 2002
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year

2004	$875	$407	$(151)	$1,131
2003	1,102	892	(1,119)	875
2002	271	724	107	1,102

>

(1) Write-off of uncollected accounts, net of collections.

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1

Reserved

3.2

Amended and Restated Articles of Incorporation of the Company. (1) (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (3)

4.2

Shareholders Rights Agreement. (4)

4.3

2001 Incentive Stock Option Plan. (5)

4.4

2001 Outside Directors Stock Option Plan. (5)

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan (6)

10.1

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Aelred Kurtenbach (7)

10.2

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Frank Kurtenbach (7) (5)

10.3

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and James Morgan (7)

10.4

Amended and Restated Deferred Compensation Agreements Between Daktronics, Inc. and Duane Sander. (7)

21.1

Subsidiaries of the Company. (7)

23.1

Consent of Ernst & Young LLP (7)

23.2

Consent of McGladrey & Pullen, LLP. (7)

24.

Power of Attorney (7)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (7)

32.2

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (7)

(1)

Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

(2)

Incorporated by reference to the exhibit number with the same exhibit number filed with the Company's Annual Report on From 10-K on July 28, 1999 as Commission File No.0-23246.

(3)

Incorporated by reference to the exhibit with the same exhibit number filed with the Company's Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(4)

Incorporated by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(5)

Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

EXHIBIT 21.1

                                             Subsidiaries of Company

Name of Subsidiary	Jurisdiction of Incorporation
Star Circuits, Inc.	South Dakota
MSC Technologies, Inc.	South Dakota
Sports Link, Ltd.	South Dakota
Daktronics Canada, Inc.	Canada
Daktronics, GmbH	Germany