Form 10-Q
period 2004-07-31
DAKTRONICS INC /SD/
filed 2004-08-20
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                     Yes [ X] No [  ]

The number of shares of the registrant’s common stock outstanding as of August 18, 2004 was 18,918,610.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended July 31, 2004

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2004 AND MAY 1, 2004	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
JULY 31, 2004 AND AUGUST 2, 2003	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JULY 31, 2004 AND AUGUST 2, 2003	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	19
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

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
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 1, 2004 in the section entitled “Item F. Management’s discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	July 31,	May 1,
	2004	2004
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,372	$16,255
Accounts receivable, less allowance for doubtful accounts
of $1,368 at July 31, 2004 and $1,131 at May 1, 2004	31,521	28,686
Current maturities of long-term receivables	3,748	3,772
Inventories	21,731	16,604
Costs and estimated earnings in excess of billings	16,213	12,862
Prepaid expenses and other	917	905
Deferred income taxes	5,085	4,524
Income tax receivable	-	813

Total current assets	96,587	84,421

Advertising rights, net	1,459	1,415
Long term receivables, less current maturities	9,988	10,267
Goodwill, net of accumulated amortization	1,442	1,411
Intangible and other assets	914	920

	13,803	14,013

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	12,479	12,415
Machinery and equipment	18,981	18,123
Office furniture and equipment	17,065	15,706
Equipment held for rent	4,794	4,581
Transportation equipment	3,172	3,054

	57,145	54,533
Less accumulated depreciation	28,431	26,731

	28,714	27,802

	$139,104	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	July 31,	May 1,
	2004	2004
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$75	$214
Accounts payable	13,599	12,586
Accrued expenses	12,394	11,611
Current maturities of long-term debt	1,313	1,296
Billings in excess of costs and estimated earnings	9,015	6,761
Customer deposits	3,792	2,829
Income taxes payable	1,572	-

Total current liabilities	41,760	35,297

Long-term debt, less current maturities	1,173	1,498
Deferred income	1,500	1,134
Deferred income taxes	2,898	2,043

	5,571	4,675

TOTAL LIABILITIES	47,331	39,972

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000 shares,
18,918,610 and 18,886,492 shares issued at July 31, 2004
and May 1, 2004, respectively	16,662	16,406
Additional paid-in capital	2,400	2,274
Retained earnings	72,709	67,677
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	11	(84)

	91,773	86,264

	$139,104	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 31,	August 2,
	2004	2003

Net sales	$58,710	$48,918
Cost of goods sold	38,592	31,468

Gross profit	20,118	17,450

Operating expenses:
Selling	7,379	6,429
General and administrative	2,618	2,122
Product design and development	2,238	2,205

	12,235	10,756

Operating income	7,883	6,694

Nonoperating income (expense):
Interest income	311	227
Interest expense	(54)	(234)
Other income, net	77	444

Income before income taxes and minority interest	8,217	7,131
Income tax expense	3,185	2,812

Income before minority interest	5,032	4,319

Minority interest in income of subsidiary	-	(11)

Net income	$5,032	$4,308

Earnings per share:
Basic	$0.27	$0.23

Diluted	$0.25	$0.22

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,	August 2,
	2004	2003

Cash flows from operating activities:
Net income	$5,032	$4,308
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	1,741	1,532
Amortization	26	43
(Gain) loss on sale of property and equipment	15	(311)
Minority interest in income of subsidiary	-	11
Provision for doubtful accounts	237	177
Deferred income taxes, net	294	(174)
Change in operating assets and liabilities	(3,258)	964

Net cash provided by operating activities	4,087	6,550

Cash flows from investing activities:
Purchase of property and equipment	(2,663)	(1,748)
Proceeds from sale of property and equipment	5	666

Net cash used in investing activities	(2,658)	(1,082)

Cash flows from financing activities:
Principal payments on long-term debt	(313)	(3,879)
Net borrowings (payments) on notes payable	(146)	103
Proceeds from exercise of stock options	41	82
Proceeds from long-term debt	-	107

Net cash used in financing activities	(418)	(3,587)

Effect of exchange rate changes on cash	106	24

Increase in cash and cash equivalents	1,117	1,905

Cash and cash equivalents:
Beginning	16,255	9,277

Ending	$17,372	$11,182

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$49	$251
Income taxes, net of refunds	382	1,030

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$126	$207

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Note 1. Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at May 1, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 1, 2004, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Daktronics GmbH, Star Circuits, Inc., SportsLink, Ltd, MSC Technologies, Inc. and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the presentation used in the fiscal year 2005 financial statements. The reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 2. Significant Accounting Policies

        Stock based compensation: At July 31, 2004, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended
	July 31,	August 2,
	2004	2003

Net Income, as reported	$5,032	$4,308
Deduct: Total stock-based method employee
compensation expense determined under fair value
based method for all awards, net of related
tax effects	(132)	(106)

Pro forma net income	$4,900	$4,202

Earnings per share:
Basic - as reported	$0.27	$0.23
Basic - pro forma	0.26	0.23
Diluted - as reported	0.25	0.22
Diluted - pro forma	0.24	0.21

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At July 31, 2004 and at May 1, 2004, we were contingently liable on such recourse agreements in the amount of $250.

        We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        Product Warranties. We offer standard warranty coverages on many of our products which include parts and in some cases labor, maintenance and support, for periods varying from one to 10 years. The specific terms and conditions of these warranties vary depending on the product sold and other factors. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product order is received. Factors that affect our warranty liability include historical and anticipated costs. We periodically assess the adequacy of our recorded warranty costs and adjust the amounts as necessary.

        Changes in our product warranties for the three months ended July 31, 2004 consisted of the following:

July 31,
2004

Beginning accrued warranty costs	$4,184
Warranties issued during the period	851
Settlements made during the period	(669)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	320

Ending accrued warranty costs	$4,686

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases amounted to $301 and $279 for the three months ended July 31, 2004 and August 2, 2003, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 31, 2004:

Fiscal Year	Amount
2005	$541
2006	452
2007	254
2008	62
2009	17

Total	$1,326

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of July 31, 2004, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2005	$2,195
2006	203
2007	50
2008	50
2009	50

Total	$2,548

Note 3. Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN No. 46). FIN No. 46 will be effective no later than the end of the first reporting period that ends after March 15, 2004. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN No. 46 did not have a material impact on our net earnings, cash flows or financial position.

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

        Equipment other than long-term contracts: We recognize revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment.

         Long-term receivables and advertising rights: We occasionally sell and install our products at facilities in exchange for the rights to retain future advertising revenues generated at the facility. For these transactions, we recognize revenue for the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract, and we record the related receivable in long-term receivables. On those transactions where we have not sold the advertising for the full value of the equipment at normal margins, we record the related cost of equipment as advertising rights. Revenue to the extent of the present value of the advertising payments is recognized in long-term receivables when it becomes fixed and determinable under the provisions of the applicable advertising contracts. At the time the revenue is recognized, costs of the equipment are recognized based on an estimate of overall margin expected.

        In cases where we receive advertising rights, as opposed to just the payments, in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights which were owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

        The cost of advertising rights, net of amortization, was $1,459 as of July 31, 2004 and $1,415 as of May 1, 2004.

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized ratably as net sales over the term of the contracts, which varies from one to 10 years.

        Software: We sell our proprietary software bundled with displays and certain other products. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable. For sales of software included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when all of the above-mentioned criteria have been met.

        Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and continuing technical support for operators of our equipment are recognized as net sales as the services are performed.

        Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the US dollar. This includes entering into currency forward contracts to manage these economic risks. As of January 1, 2001, we adopted “SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138” (“SFAS No. 133”). SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings. As of July 31, 2004, there were no derivatives outstanding. As of May 1, 2004, we had determined that the derivatives outstanding at that date, which consisted of foreign currency forward contracts that are intended to minimize our exposure on certain foreign currency transactions with notional amounts equal to our exposure on certain Euro, Austrailian and Canadian currency denominated transactions, were not considered hedges. Therefore, they were recognized at fair value in the statement of financial condition, and the changes in fair value were recognized in other income, net. The fair value of these derivatives were included in prepaid expenses and other in the statement of financial condition as of May 1, 2004.

Note 5. Earnings Per Share

        Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for three months ended July 31, 2004 and August 2, 2003 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended July 31, 2004:
Basic earnings per share	$5,032	18,889,106	$0.27
Effect of dilutive securities:
Exercise of stock options and warrants		1,235,011	(0.02)

Diluted earnings per share	$5,032	20,124,117	$0.25

For the three months ended August 2, 2003:
Basic earnings per share	$4,308	18,590,942	$0.23
Effect of dilutive securities:
Exercise of stock options and warrants		1,213,459	(0.01)

Diluted earnings per share	$4,308	19,804,401	$0.22

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, we complete an impairment analysis at least on an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $1,442 at July 31, 2004 and $1,411 at May 1, 2004. Accumulated amortization was $157 at July 31, 2004 and at May 1, 2004. We performed our annual impairment analysis of goodwill as of November 2, 2003. The results of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at July 31, 2004 and at May 1, 2004. Accumulated amortization was $493 and $483 at July 31, 2004 and May 1, 2004, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 1, 2004 is $40 and $26 for the fiscal years ending 2005 and 2006, respectively.

Note 7. Inventories

        Inventories consist of the following:

	July 31, 2004	May 1, 2004

Raw Materials	$9,476	$6,952
Work-in-progress	4,692	3,053
Finished goods	7,563	6,599

	$21,731	$16,604

Note 8. Segment Disclosure

        Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, we consider ourselves to be operating in a single industry segment. We do not manage our business by solution or focus area.

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the three months ended:
July 31, 2004	$53,906	$4,804	$58,710
August 2, 2003	42,431	6,487	48,918

Long-lived assets at:
July 31, 2004	27,958	756	28,714
August 2, 2003	24,288	362	24,650

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

OVERVIEW

        We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include sport, commercial and transportation.

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for major league sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales also have fluctuated due to other seasonality factors including the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for larger custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

        Orders are booked only upon receipt of a firm contract and, in most cases, only after receipt of any required deposits related to the order. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders.

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2004 and 2003 each contained 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 3 of our notes to the consolidated financial statements which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

        Revenue recognition on long-term contracts.   Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimatable. Generally, contracts we enter into have fixed prices established and, to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known.

        Allowance for doubtful accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of July 31, 2004, we had an allowance for doubtful accounts balance of approximately $1.4 million.

        Warranties.   We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of July 31, 2004, we had a total of approximately $4.7 million reserved for these costs.

        Extended warranty and product maintenance.   We have deferred revenue related to separately priced extended warranty and product maintenance agreements. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of July 31, 2004, approximately $0.04 million in additional reserves were provided for. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue.

        Inventory.   Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal); and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which it occurs. All other inventory is valued at cost.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	July 31, 2004		August 2, 2003

Net sales	100.0%		100.0%
Cost of goods sold	65.7%		64.3%

Gross profit	34.3%		35.7%
Operating expenses	20.9%		22.0%

Operating income	13.4%		13.7%
Interest income	0.5%		0.5%
Interest expense	(0.1%	)	(0.5%	)
Other income, net	0.2%		0.9%

Income before income taxes and minority interest	14.0%		14.6%
Income tax expense	5.4%		5.7%

Net income	8.6%		8.9%

NET SALES

        Net sales increased 20.0% to $58.7 million for the quarter ended July 31, 2004, as compared to $48.9 million for the same period in fiscal year 2004. For the quarter ended July 31, 2004, net sales increased in the commercial and transportation market but decreased in the sports market. Net sales for the quarter were up domestically and down internationally. As a percent of overall net sales, standard product orders were approximately 30% of net sales for the first quarter of fiscal year 2005 as compared to approximately 23% for the first quarter of fiscal year 2004.

        Within the sports markets, the decline in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily the result of a decline in our international business and a decline in net sales for professional sports facilities within the United States. Domestically, net sales in the sports market were up as compared to the first quarter of fiscal year 2004. The increase was attributable to double digit percentage increases in both the mid-sized institutions, such as colleges and universities, and small facilities, such as high schools and recreation centers, on a domestic basis.

        The growth in the smaller facilities portion of the sports market is partially attributable to the growth in sales of standard products and custom video displays and other factors which benefit our entire sports market, including the overall level of order bookings during the quarter, the growth in opportunities for additional displays in facilities and the expanding markets for our products. In addition, we benefit from our network of sales and service offices throughout the country, giving us the ability to serve our customers more effectively, which enhances sales. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities and the sports business in general is more resistant to negative factors in the economy as a whole. Finally, as mentioned in previous filings, the changes in the competitiveness of the video display portion of our business has stabilized in terms of who the competitors are, and we believe that we are back to more historical competitive environments as compared to the two prior fiscal years, in which the competition was less aggressive. We also believe that our competitors become more aggressive with the larger sports venues due to their desire to win on premier installations. Generally speaking, the type of facility does not alter our desire to obtain an order, as we have developed such a strong base of installations. Our interests focus more on the overall success of the installation rather than getting business through unreasonable margins.

        In terms of the decline we experienced on an international basis, we believe this is a reflection of the inherent volatility of large orders and the timing of when orders are booked, and over the next quarter we expect our international sports business to continue to be down. However, for fiscal year 2005, we expect that net sales will be up as a whole in our international sports business. We also expect that net sales in professional sports facilities will be down for fiscal year 2005 as compared to fiscal year 2004 as a result of a lower number of expected new and renovated facilities. We expect net sales in the small and mid-sized sports facilities to be higher for the year.

        The same factors noted above relating to net sales caused similar changes in components of order bookings for our first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. During the quarter, we continued to benefit from growth opportunities through our sports marketing business as we signed additional orders that included sponsorships by advertisers. This has helped drive sales in smaller facilities as well as in mid-sized facilities. We believe that the growth in the sports market over the long-term is driven by growth internationally, new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, and our overall product offerings, which we believe are the most complete systems in the marketplace.

        Net sales in the commercial market grew significantly during the first quarter of fiscal year 2005 as compared to the same period of fiscal year 2004. Sales of standard products were especially strong in our standard Galaxy® display product line and in our sales to national account customers. This portion of our business has experienced the greatest percentage growth as compared to our sports and transportation markets. Like our sports market, net sales in the commercial market on an international basis were down also due to the inherent volatility mentioned above.

        Order bookings in the commercial market were also up significantly for the first quarter of fiscal year 2005 as compared to the same period of fiscal year 2004. Although sales and orders in the commercial market depend to a large degree on current economic conditions, we have been able to grow the business due to our product offerings and growing acceptance and demand of the products, our international expansion, our network of sales and service offices throughout the country, the development of resellers, primarily in the United States, and the integrated offerings we provide. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume to continue double-digit percentage growth rates.

        Net sales in the transportation markets decreased during the first quarter of fiscal year 2005 as compared to the same period of fiscal 2004 primarily due to the scheduling of deliveries. Overall order bookings in the transportation market were up significantly and outpaced the sports and commercial markets during the quarter on a percentage basis. We expect that for fiscal year 2005, the transportation market will increase as compared to fiscal year 2004 in orders and net sales.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 0.3% of net sales for the first quarter ended July 31, 2004. The gross profit on these transactions have typically been higher than the gross profit margin on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of July 31, 2004 was approximately $58 million, as compared to $56 million as of August 2, 2003 and $54 million at the beginning of the first quarter of fiscal year 2005. Historically, our backlog varies due to the timing of large orders. The increase in backlog for the first quarter of fiscal year 2005 was primarily concentrated in the commercial and transportation markets, while the sports market backlog declined as compared to the first quarter of fiscal year 2004. As compared to the beginning of the first quarter of fiscal year 2005, the backlog increased in all the markets: however, the actual dollar increase was the most significant in the sports market. The changes were the result of the combination of the changes in orders and net sales as discussed above.

GROSS PROFIT

        Gross profit increased 15.3% to $20.1 million as compared to $17.5 million for the first quarter of fiscal year 2004. As a percent of net sales, gross profit was 34.3% for the first quarter of fiscal year 2005, as compared to 35.7% for the first quarter of fiscal year 2004. The gross margin percentage declined as compared to the first quarter of fiscal year 2004 due to decreased effects of the contribution provided by raw materials price declines, higher freight costs incurred, as the order mix tended to involve quicker turns, requiring us to expedite raw materials deliveries more, and the overall competitive environment (as discussed previously). These effects were offset by a number of positive factors, including the benefits of a number of projects coming in better than projected due to site cost savings, more efficient system configurations, effective execution by our engineering and manufacturing staffs on newly designed products and existing products, and an improved mix between higher margin standard products and large contracts. We strive towards higher gross margins, as a percent of net sales, although depending on the actual mix, performance on larger projects and level of future sales, margin percentages may not increase and are likely to decrease from the levels of last fiscal year and the current quarter. We expect that margins will be lower throughout the rest of the year consistent with statements made in our Annual Report on Form 10-K for fiscal year 2004.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 13.8% from $10.8 million in the first quarter of fiscal year 2004 to $12.2 million in the first quarter of fiscal year 2005. As a percent of net sales, operating expenses decreased from 22.0% to 20.8%, which contributed to a higher than expected operating margin for the quarter.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment costs, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including such items as collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 14.8% to $7.4 million for the first quarter of fiscal year 2005, as compared to $6.4 million for the first quarter of fiscal year 2004. Selling expenses decreased to 12.6% of net sales for the first quarter of fiscal year 2005 from 13.1% of net sales for the first quarter of fiscal year 2004.

        Selling expenses for the quarter were higher as a result of an increase in personnel costs as we continued to build our sales infrastructure in line with the growth in net sales, higher travel and entertainment costs due to the increased level of net sales, costs associated with the growth in the number of sales and service offices and higher bad debt costs. We expect selling expense as a percent of net sales for the entire fiscal year to decrease as compared to fiscal year 2004, although we are continuing to invest in sales infrastructure corresponding to those areas where we see the greatest returns over the long-term. In addition, as we continue to focus on international development, we can expect to see higher selling costs.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and costs of supplies.

        General and administrative expenses increased 23.4% to $2.6 million for the first quarter of fiscal year 2005 as compared to $2.1 million for the same period in fiscal year 2004. General and administrative expenses increased to 4.5% of net sales for the first quarter of fiscal year 2005 from 4.3% of net sales for the first quarter of fiscal year 2004.

        The increase for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was due to increases in personnel and related costs in all areas of administration, software maintenance costs, information systems consulting costs, and training costs related to the increased number of employees. These increases were offset by lower costs of shareholder relations expenses and professional fees. We expect that general and administrative costs will decline as a percent of net sales for fiscal year 2005 as compared to fiscal year 2004 although there are investments that are being considered, such as improvements in the integration with our Canadian operations, the effects of Sarbanes-Oxley Act related regulations and the effects of international expansion, that could cause these expenses to rise above expectations.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs and costs of supplies.

        Product design and development expenses increased 1.5% to $2.2 million for the first quarter of fiscal year 2005 as compared to $2.2 million for the first quarter of fiscal year 2004. Product design and development expenses were 3.8% as a percent of net sales for the first quarter of fiscal year 2005 and 4.5% of net sales for the first quarter of fiscal year 2004. Generally, product design and development expenses increase when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the fiscal quarter of fiscal year 2005, we invested in a number of critical initiatives, including further development of our controllers, various software solutions, video and matrix displays, and product enhancements.

        We expect that product design and development expenses will approximate 4.0% of net sales on an annual basis.

INTEREST INCOME

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues related to the facility where our products are installed, which result in long-term receivables. Interest income resulting from these long-term receivables and interest on higher levels of temporary cash investments increased 37.0% to $0.3 million for the first quarter of fiscal year 2005, as compared to $0.2 million for the first quarter of fiscal year 2004. The increase was the result of higher average levels of long-term receivables outstanding during the first quarter of fiscal year 2005.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on our long-term debt. Interest expense decreased 76.9% to $0.1 million for the first quarter of fiscal year 2005, as compared to $0.2 million for the first quarter of fiscal year 2004. The decrease for the quarter was due to the reduction of long-term debt outstanding. In addition, during the first quarter of fiscal year 2004, we incurred penalties to retire debt ahead of its scheduled maturity.

OTHER INCOME, NET

        Other income, net decreased from $0.4 million to $0.1 million for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. The decrease was primarily the result of gains realized on the sale of the rental equipment used by our video display rental subsidiary in the first quarter of fiscal year 2004.

INCOME TAX EXPENSE

        Income taxes increased 13.3% to 3.2 million in the first quarter of fiscal year 2005 as compared to $2.8 million in the first quarter of fiscal year 2004. The increase was principally due to the higher net income on a pre-tax basis. The effective rate of 38.8% in the first quarter of fiscal year 2005 compares to an effective rate of 39.4% in the first quarter of fiscal year 2004. The lower overall effective income tax rate resulted from the greater benefits estimated as a result of the benefits of the deductions available for the effects of foreign sales. Over the course of the last three years, the World Trade Organization (“WTO”) has ruled that the provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced since 2002 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned. If such legislation is signed into law, our effective tax rate could increase and our business, financial condition and results of operations could be affected although as noted in our Annual Report on Form 10-K. The effect for all of fiscal year 2004 was a net tax benefit of $294.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $54.8 million at July 31, 2004 and $49.1 million at August 2, 2003. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the three months ended July 31, 2004 was $4.1 million. Net income of $5.0 million plus depreciation and amortization of $1.8 million, an increase in accounts payable and accrued expenses, and billings in excess of costs and profits was offset by an increase in accounts receivable, inventories, and costs and estimated earnings in excess of billings. The changes in operating assets and liabilities were primarily related to our growth during the first quarter and reflected higher inventory levels associated with planned increases in standard orders and a concentration of large receivables and costs and estimated earnings in excess of billings related to a small number of large contracts. We expect that the inventory levels could remain slightly higher than expected through the second quarter due to the uncertainty of the actual timing of pending orders.

        Cash used by investing activities consisted of $2.7 million of purchases of property and equipment. During the first quarter of fiscal year 2005, we invested approximately $0.2 million in transportation equipment, $0.4 million in manufacturing equipment, $1.7 million in information systems infrastructure, including software, $0.2 million in product demonstration equipment, and $0.2 million in rental equipment. These investments were made to support our continued growth, to increase capacity and to replace obsolete equipment.

        Cash used by financing activities included a $0.3 million net reduction of long-term debt arrangements and was offset by $0.1 million in proceeds from the exercise of stock options.

          We have historically used and expect to continue to use cash reserves and bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. We often receive a down payment or progress payments on these product orders; however, in the case of progress payments, the timeframe for collection can extend beyond 30 days. To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.2 million for the quarter ended July 31, 2004. We intend to continue to incur these expenditures to develop new display products and more cost effective and energy efficient display products and better integration. We also intend to continue developing software applications for our display products to enable these products to continue to meet the needs and expectations of the marketplace.

        We currently have a credit agreement with a bank that provides for a $20 million line of credit, which includes up to $5 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (3.05% at July 31, 2004) and is due on October 1, 2005. As of July 31, 2004, no advances under the line of credit were outstanding. Five standby letters of credit were issued and outstanding for approximately $0.9 million as of July 31, 2004. These letters of credit were issued to support the issuance of payment and performance guarantees on a project. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio.

        Daktronics Canada, Inc., our Canadian subsidiary, has various credit agreements that provide up to a total of $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1% above the prime rate of interest (3.75% at July 31, 2004). As of July 31, 2004, $0.1 had been drawn under the lines. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        At times, we are required to obtain performance bonds for display installations, and currently we have a bonding line through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At July 31, 2004, we had approximately $3.7 million of bonded work outstanding against this line.

        We believe that under our current growth estimates for fiscal year 2005, we have sufficient cash reserves and capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facility depending on various factors. We anticipate being able to obtain any needed funds under commercially reasonable terms from current lenders. We also believe that cash from operations, from existing or increased credit facilities, and current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through July 31, 2004, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the first quarter of fiscal year 2005 were 8.2% of total net sales. We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 4.3% of net sales in the first quarter of fiscal year 2005. If we believed that currency risk in Canada was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar.

        We expect net sales to international markets in the future to increase as a percentage of net sales and that a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of July 31, 2004, our outstanding debt approximated $2.6 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of July 31, 2004. For fixed rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of July 31, 2004, our outstanding long-term receivables were approximately $13.7 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations for the three quarters ending April 30, 2005 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year Ending					There-

	2005	2006	2007	2008	2009	after
Assets:
Long-term receivables,
including current portion:
Fixed rate	3,317	3,611	1,786	1,613	1,167	2,242
Average interest rate	5.1%	8.9%	7.5%	7.5%	6.9%	6.8%
Liabilities:
Long and short term debt:
Fixed rate	984	1,213	169	61	39	20
Average interest rate	8.0%	7.6%	7.8%	8.9%	13.9%	11.3%

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

        Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our Canadian subsidiary and accounts to settle Euro-based and Austrailian-based payments. These balances are immaterial as a whole.

Item 4. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2004, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2004, the Company’s disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 31, 2004, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Not Applicable

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The following items and the results were submitted to the shareholders at our annual meeting held on August 18, 2004:

1.	Election of the following three nominees as directors of the Company, until their successors are duly elected and qualified:

James B. Morgan:	For	17,825,280	Withheld	15,870
John L. Mulligan:	For	17,831,580	Withheld	9,570
Duane E. Sanders:	For	17,831,580	Withheld	9,570

2. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2005.

For 17,725,817	Against 104,107	Abstain 11,225

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Ex 31.1*	Certification Of The Chief Executive Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 31.2*	Certification Of The Chief Financial Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 32.1*	Certification Of The Chief Executive Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
Ex 32.2*	Certification Of The Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-0xley Act Of 2002 (18 U.S.C. Section 1350)

* Filed herewith

(b)    Reports on Form 8-K

        The following current report on Form 8-K was furnished by us during the first fiscal quarter of 2005:

                Current report on Form 8-K dated May 26, 2004 setting forth the earning release for the fourth quarter and fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath, Chief Financial Officer and Treasurer
Principal Financial Offier

Date: August 20, 2004