Form 10-Q
period 2004-10-30
DAKTRONICS INC /SD/
filed 2004-12-01
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                           (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                           Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                   Yes [ X]  No [  ]

The number of shares of the registrant’s common stock outstanding as of November 29, 2004 was 18,995,696.

DAKTRONICS, INC. AND SUBSIDIARIES
 FORM 10-Q
For the Quarter Ended October 30, 2004

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENT	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 30, 2004 AND MAY 1, 2004	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED
OCTOBER 30, 2004 AND NOVEMBER 1, 2003	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
OCTOBER 30, 2004 AND NOVEMBER 1, 2003	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	21

SIGNATURES	22

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
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 1, 2004 in the section entitled “Item F. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	October 30,	May 1,
	2004	2004
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,832	$16,255
Accounts receivable, less allowance for doubtful accounts
of $1,202 at October 30, 2004 and $1,131 at May 1, 2004	31,781	28,686
Current maturities of long-term receivables	4,596	3,772
Inventories	20,814	16,604
Costs and estimated earnings in excess of billings	15,239	12,862
Prepaid expenses and other current assets	1,130	905
Deferred income taxes	5,643	4,524
Income tax receivable	–	813
Rental equipment available for sale	2,721	2,706

Total current assets	99,756	87,127

Advertising rights, net	1,555	1,415
Long term receivables, less current maturities	10,830	10,267
Goodwill, net of accumulated amortization	1,522	1,411
Intangible and other assets	901	920

	14,808	14,013

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	13,023	12,415
Machinery and equipment	16,217	14,616
Office furniture and equipment	17,637	15,542
Rental displays and related equipment	390	389
Demonstration equipment	4,411	3,503
Transportation equipment	3,336	3,006

	55,668	50,125
Less accumulated depreciation	28,168	25,029

	27,500	25,096

	$142,064	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS(continued)
 (in thousands, except share data)
	October 30,	May 1,
	2004	2004
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$87	$214
Accounts payable	13,746	12,586
Accrued expenses	12,000	11,611
Current maturities of long-term debt	1,191	1,181
Current maturities of long-term marketing obligations	368	115
Billings in excess of costs and estimated earnings	6,668	6,761
Customer deposits	4,422	2,829
Income taxes payable	370	—

Total current liabilities	38,852	35,297

Long-term debt, less current maturities	536	1,148
Long-term marketing obligations	489	350
Deferred income	1,526	1,134
Deferred income taxes	3,234	2,043

	5,785	4,675

TOTAL LIABILITIES	44,637	39,972

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000
shares, 18,976,770 and 18,886,492 shares issued at
October 30, 2004 and May 1, 2004, respectively	16,898	16,406
Additional paid-in capital	2,536	2,274
Retained earnings	77,897	67,677
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	105	(84)

	97,427	86,264

	$142,064	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net sales	$ 59,472	$ 58,307	$ 118,182	$ 107,224
Cost of goods sold	39,478	36,557	78,070	67,918

Gross profit	19,994	21,750	40,112	39,306

Operating expenses:
Selling	7,348	6,447	14,727	12,876
General and administrative	2,215	2,214	4,833	4,336
Product design and development	2,862	2,079	5,100	4,284

	12,425	10,740	24,660	21,496

Operating income	7,569	11,010	15,452	17,810

Nonoperating income (expense):
Interest income	314	236	625	463
Interest expense	(57)	(89)	(111)	(323)
Other income, net	378	9	455	347

Income before income taxes
and minority interest	8,204	11,166	16,421	18,297

Income tax expense	3,016	4,435	6,201	7,247

Income before minority
interest	5,188	6,731	10,220	11,050

Minority interest in income of
subsidiary	—	(62)	—	(73)

Net income	$ 5,188	$ 6,669	$ 10,220	$ 10,977

Earnings per share:
Basic	$ 0.27	$ 0.36	$ 0.54	$ 0.59

Diluted	$ 0.26	$ 0.34	$ 0.51	$ 0.55

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 30,	November 1,
	2004	2003

Cash flows from operating activities:
Net income	$10,220	$10,977
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,555	2,991
Amortization	51	74
(Gain) loss on sale of property and equipment	14	(296)
Minority interest in income of subsidiary	–	74
Provision for doubtful accounts	132	327
Deferred income taxes, net	72	(384)
Change in operating assets and liabilities	(6,229)	(2,818)

Net cash provided by operating activities	7,815	10,945

Cash flows from investing activities:
Purchase of property and equipment	(5,962)	(4,280)
Proceeds from sale of property and equipment	21	667

Net cash used in investing activities	(5,941)	(3,613)

Cash flows from financing activities:
Principal payments on long-term debt	(623)	(4,817)
Payments on notes payable	(155)	(111)
Proceeds from exercise of stock options	277	264
Proceeds from issuance of long-term debt	–	76

Net cash used in financing activities	(501)	(4,588)

Effect of exchange rate changes on cash	204	74

Increase in cash and cash equivalents	1,577	2,818

Cash and cash equivalents:
Beginning	16,255	9,277

Ending	$17,832	$12,095

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$113	$291
Income taxes, net of refunds	4,548	7,507

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$262	$–

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

        The consolidated financial statements include the accounts of our wholly owned subsidiaries, Daktronics GmbH, Star Circuits, Inc., Sports Link, Ltd., MSC Technologies, Inc. and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the presentation used in the fiscal year 2005 financial statements. The reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 2. Significant Accounting Policies

        Stock based compensation. At October 30, 2004, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net Income as reported	$5,188	$6,669	$10,220	$10,977
Deduct: Total stock-based method
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(147)	(105)	(279)	(211)

Pro forma net income	5,041	6,564	9,941	10,766

Earnings per share:
Basic – as reported	$0.27	$0.36	$0.54	$0.59
Basic – pro forma	0.27	0.35	0.53	0.58
Diluted – as reported	0.26	0.34	0.51	0.55
Diluted – pro forma	0.25	0.33	0.49	0.54

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At October 30, 2004 and at May 1, 2004, we were contingently liable on such recourse agreements in the amount of $250.

        We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        Product Warranties. We offer standard warranty coverages on many of our products which include parts and in some cases labor, maintenance and support, for periods varying from one to 10 years. The specific terms and conditions of these warranties vary depending on the product sold and other factors. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product is shipped in the case of standard orders and prorated over the construction period in the case of custom projects. Factors that affect our warranty liability include historical and anticipated costs. We periodically assess the adequacy of our recorded warranty costs and adjust the amounts as necessary.

        Changes in our product warranties for the six months ended October 30, 2004 consisted of the following:

Amount

Beginning accrued warranty costs	$4,184
Warranties issued during the period	1,685
Settlements made during the period	(2,087)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	1,105

Ending accrued warranty costs	$4,887

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases amounted to $514 and $596 for the six months ended October 30, 2004 and November 1, 2003, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 30, 2004:

Fiscal Year	Amount
2005	$319
2006	496
2007	317
2008	116
2009	56
Thereafter	22

Total	$1,326

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of October 30, 2004, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2005	$1,341
2006	560
2007	54
2008	54
2009	53

Total	$2,062

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

        The cost of advertising rights, net of amortization, was $1,555 as of October 30, 2004 and $1,415 as of May 1, 2004.

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

        Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the US dollar. This includes entering into currency forward contracts to manage these economic risks. As of January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings. As of October 30, 2004, there were no derivatives outstanding. As of May 1, 2004, we had determined that the derivatives outstanding at that date, which consisted of foreign currency forward contracts that are intended to minimize our exposure on certain foreign currency transactions with notional amounts equal to our exposure on certain euro, Australian and Canadian currency denominated transactions, were not considered hedges. Therefore, they were recognized at fair value in the statement of financial condition, and the changes in fair value were recognized in other income, net. The fair value of these derivatives was included in prepaid expenses and other current assets in the statement of financial condition as of May 1, 2004.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for three and six months ended October 30, 2004 and November 1, 2003 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended October 30, 2004:
Basic earnings per share	$5,188	18,932,304	$0.27
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,247,612	(0.01)

Diluted earnings per share	$5,188	20,179,916	$0.26

For the three months ended November 1, 2003:
Basic earnings per share	$6,669	18,653,159	$0.36
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,150,668	(0.02)

Diluted earnings per share	$6,669	19,803,827	$0.34

For the six months ended October 30, 2004:
Basic earnings per share	$10,220	18,910,705	$0.54
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,241,804	(0.03)

Diluted earnings per share	$10,229	20,152,509	$0.51

For the six months ended November 1, 2003:
Basic earnings per share	$10,977	18,622,223	$0.59
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,182,077	(0.04)

Diluted earnings per share	$10,977	19,804,300	$0.55

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, and we complete an impairment analysis at least on an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $1,522 at October 30, 2004 and $1,411 at May 1, 2004. Accumulated amortization was $169 at October 30, 2004 and $125 at May 1, 2004. We performed our annual impairment analysis of goodwill as of November 1, 2004. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at October 30, 2004 and at May 1, 2004, respectively. Accumulated amortization was $503 and $483 at October 30, 2004 and May 1, 2004, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 1, 2004 is $40 and $26 for the fiscal years 2005 and 2006, respectively.

Note 7. Inventories

        Inventories consist of the following:

	October 30,	May 1,
	2004	2004

Raw Materials	$9,269	$6,952
Work-in-process	4,793	3,053
Finished goods	6,752	6,599

	$20,814	$16,604

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the six months ended:
October 30, 2004	$107,206	$10,976	$118,182
November 1, 2003	92,042	15,182	107,224

Long-lived assets at:
October 30, 2004	26,682	818	27,500
November 1, 2003	24,511	585	25,096

Note 9. Equipment Held for Sale

        In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

        During the second quarter of fiscal year 2005, we entered into a plan to sell the rental equipment owned by a wholly owned subsidiary to allow us to focus more on sales of our new line of ProTour™ displays and to provide deeper support of the display rental market. As a result, this equipment was classified in the balance sheet as rental equipment held for sale, and based on our analysis of recoverability, no loss has been recognized related to the equipment, in accordance with SFAS No. 144.

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

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales also have fluctuated due to other seasonality factors including the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

        Orders are booked only upon receipt of a firm contract and, depending on terms, only after receipt of any required deposits related to the order. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders.

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2005 and 2004 each contain 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 3 of our notes to the consolidated financial statements, which are included elsewhere in this report.

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of October 30, 2004, we had an allowance for doubtful accounts balance of approximately $1.2 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of October 30, 2004, we had a total of approximately $4.9 million reserved for these costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of October 30, 2004, approximately $0.04 million in additional expense was provided for. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4%	62.7%	66.1%	63.3%

Gross profit	33.6%	37.3%	33.9%	36.7%
Operating expenses	20.9%	18.4%	20.8%	20.0%

Operating income	12.7%	18.9%	13.1%	16.7%
Interest income	0.5%	0.4%	0.5%	0.4%

Interest expense	(0.1% )	(0.2% )	(0.1% )	(0.3% )
Other income (expense), net	0.7%	–	0.3%	0.3%

Income before income taxes and
minority interest	13.8%	19.1%	13.8%	17.1%
Income tax expense	5.1%	7.6%	5.2%	6.8%
Minority interest in income of subsidiary	–	0.1%	–	–

Net income	8.7%	11.4%	8.6%	10.3%

NET SALES

        Net sales increased 10.2% to $118.2 million for six months ended October 30, 2004 as compared to $107.2 million for the same period in fiscal year 2004. Net sales increased 2.0% to $59.5 million for the quarter ended October 30, 2004 as compared to $58.3 million for the same period in fiscal year 2004. For the quarter ended October 30, 2004, net sales increased in the commercial and transportation market but decreased in the sports market. Net sales for the quarter were up domestically and down on an international basis. As a percent of overall net sales, standard product orders were approximately 30% of net sales for the second quarter of fiscal year 2005 as compared to approximately 28% for the second quarter of fiscal year 2004. For the six months ended October 30, 2004, net sales were up in the commercial market and relatively flat in the sports and transportation markets as compared to the first six months of fiscal year 2004.

        Within the sports markets, the decline in net sales in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 was the result of a decline in our international business and a decline in net sales for professional sports facilities within the United States. The decline in professional sports facilities was due to the decline in new systems for professional football teams as compared to last year. Offsetting this decline was a double-digit percentage increase in domestic sales in both mid-sized institutions, such as colleges and universities, and small facilities, such as high schools and recreation centers.

        The growth in the smaller and mid-sized facilities portion of the sports market includes higher sales of both standard products and custom display systems and is due to opportunities for additional displays in facilities and the expanding markets for our products. In addition, we benefit from our network of sales and service offices throughout the country, giving us the ability to serve our customers more effectively, which enhances sales. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities and the sports business in general is more resistant to negative factors in the economy as a whole. Finally, as mentioned in previous filings, the changes in the competitiveness of the video display portion of our business has stabilized in terms of who the competitors are, and we believe that we are back to more historical competitive environments as compared to the two prior fiscal years, in which the competition was less aggressive.

        Net sales internationally were down for the second quarter and year to date in fiscal year 2005 as compared to the same periods in fiscal year 2004. We believe this is a reflection of the inherent volatility of large orders and the timing of when orders are booked, and over the next quarter we expect our international business to continue to be down.

        In terms of orders in the sports markets, generally the same factors noted above relating to net sales cause similar changes in components of order bookings, although timing of large orders tends to cause differing short term results. For the second quarter of fiscal year 2005, order bookings were up by double-digit percentages in all three components of our sports business. We had strong performances in professional sports and mid-sized institutions as compared to the same periods one year ago. It is important to note, however, that early in the third quarter of fiscal year 2004, we booked two very large orders for major league baseball facilities. We believe that the growth in the sports market over the long-term is driven by new product development,new uses for existing products, an expanding market as our products become more affordable to more institutions growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace.

         We also expect that net sales in professional sports facilities will be down for fiscal year 2005 as compared to fiscal year 2004 as a result of a lower number of expected new and renovated facilities, although it's possible that this could change. We expect net sales in the small and mid-sized sports facilities to be higher for the entire fiscal year.

        Net sales in the commercial market grew significantly during the second quarter and first six months of fiscal year 2005 and year to date as compared to the same periods of fiscal year 2004. Sales of custom video systems and standard products were both strong. The growing acceptance of our standard Galaxy® display product line, sales to national account customers and an increasing demand for large video systems continues to fuel growth as well as the improved economic conditions and the greater acceptance of LED technologies for advertising. This portion of our business has experienced the greatest percentage growth as compared to our sports and transportation markets. On an international basis, sales were up for the quarter and year to date as compared to the last fiscal year, mostly due to the sales in the Middle East, where we have been awarded orders for video systems. Sales in other parts of the world in general are down, however, which we attribute more to the inherent volatility of large orders.

        Order bookings in the commercial market were also up significantly for the second quarter of fiscal year 2005 and year to date as compared to the same periods of fiscal year 2004. Although sales and orders in the commercial market depend to a large degree on current economic conditions, we have been able to grow the business due to our product offerings and growing acceptance and demand for the products, our international expansion, our network of sales and service offices throughout the country, the development of resellers, primarily in the United States, and the integrated offerings we provide. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume and large video systems to continue double-digit percentage growth rates.

        Net sales in the transportation markets increased slightly during the second quarter of fiscal year 2005 as compared to the same period of fiscal 2004 primarily as a result of the strong order bookings in the preceding quarter. For the six months ended October 30, 2004, net sales in the transportation market remained down slightly. Overall order bookings in the transportation market were down for the quarter as compared to the same quarter one year ago, but year to date, they remain up slightly. We expect that for fiscal year 2005, the transportation market will increase as compared to fiscal year 2004 in orders and net sales.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 2.6% and 1.4% of net sales for the second quarter and six months ended October 30, 2004. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of October 30, 2004 was approximately $50 million as compared to $39 million as of November 1, 2003 and $58 million at the beginning of the second quarter of fiscal year 2005. Historically, our backlog varies due to the timing of large orders. The percentage increase in backlog for the second quarter of fiscal year 2005 was primarily concentrated in the commercial and transportation markets. The sports market backlog was also up as compared to the end of the second quarter of fiscal year 2004. As compared to the beginning of the second quarter of fiscal year 2005, the backlog declined in the sports and transportation market and increased in the commercial market, the sixth consecutive quarter of increases for that portion of our business. The changes were the result of the combination of the changes in orders and net sales as discussed above.

GROSS PROFIT

        Gross profit decreased 8.1% to $20.0 million for the second quarter of fiscal 2005 as compared to $21.8 million for the second quarter of fiscal year 2004. For the six months ended October 30, 2004, gross profit increased 2.1% to $40.1 million compared to $39.3 million for the six months ended November 1, 2003. As a percent of net sales, gross profit was 33.6% and 33.9% for three and six months ended October 30, 2004 as compared to 37.3% and 36.7% for the three and six months ended November 1, 2003. The gross margin percentage declined in the second quarter of fiscal 2005 as compared to the second quarter of fiscal year 2004 due to decreased effects of the contribution provided by raw materials price declines, the decline in on-site favorable variances, higher freight costs, and the overall competitive environment. These effects were offset partially by a number of positive factors, including effective execution by our engineering and manufacturing staffs on newly designed products and existing products and an improved mix between higher margin standard products and large contracts. We strive towards higher gross margins, as a percent of net sales, although depending on the actual mix, performance on larger projects and level of future sales, margin percentages may not increase and are likely to decrease from the levels of last fiscal year and the current quarter. We expect that margins will be lower throughout the rest of the fiscal year consistent with statements made in our Annual Report on Form 10-K for fiscal year 2004.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 15.7% from $10.7 million in the second quarter of fiscal year 2004 to $12.4 million in the second quarter of fiscal year 2005. As a percent of net sales, operating expenses increased from 18.4% of net sales to 20.9% of net sales. For the six months ended October 30, 2004, operating expenses increased 14.7% from $21.5 million for the six months ended November 1, 2003 to $24.7 million for the six months ended October 30, 2004.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 14.0% to $7.3 million for three months ended October 30, 2004 as compared to $6.4 million for the same period in fiscal year 2004. Selling expenses increased 14.4% to $14.7 million for the six months ended October 30, 2004 from $12.9 million for the same period in fiscal year 2004. Selling expenses increased to 12.4% of net sales for the second quarter of fiscal year 2005 from 11.1% of net sales for the second quarter of fiscal year 2004. For the six months ended October 30, 2004, selling expenses were 12.5% of net sales as compared to 12.0% of net sales for the six months ended November 1, 2003.

        Selling expenses for the quarter and the six months ended October 30, 2004 were higher as a result of an increase in personnel costs as the Company continued to build its sales infrastructure in line with the expectations for growth in net sales, higher travel and entertainment costs due to the increased level of net sales, higher convention costs, higher marketing support costs, costs associated with building the international business and commission expense. These increases were partially offset by lower bad debt expenses. We expect selling expense to increase slightly each quarter for the rest of the fiscal year; however, as a percentage of net sales, selling expenses for the year are expected to be at or lower than the level achieved for all of fiscal year 2004.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses were $2.2 million for the second quarter of fiscal year 2005 and the same period in fiscal year 2004. General and administrative expenses increased 11.5% to $4.8 million for the six months ended October 30, 2004 as compared to $4.3 million for the first six months ended November 1, 2003. General and administrative expenses decreased to 3.7% as a percent of net sales for the second quarter of fiscal year 2005 from 3.8% of net sales for the second quarter of fiscal year 2004. For the six months ended October 30, 2004, general and administrative expenses were 4.1% of net sales as compared to 4.0% of net sales for the six months ended November 1, 2003.

        The increase for the first six months of fiscal year 2005 as compared to the second quarter of fiscal year 2004 was due to increases in personnel costs due to our growth, information systems maintenance and support costs, supplies costs and training costs. These increases were offset by lower professional fees, shareholder relations costs and equipment rental costs arising due to purchasing of equipment previously subject to rental arrangements. We expect that general and administrative costs will increase throughout the rest of the fiscal year on a per quarter basis and that the costs in the second quarter of fiscal year 2005 were lower than expected due to fluctuations in the timing of information systems spending.

        Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 37.7% to $2.8 million for the three months ended October 30, 2004 compared to $2.1 million for the same period in fiscal year 2004. Product design and development expenses increased 19.0% to $5.1 million for the six months ended October 30, 2004 as compared to $4.3 million for the six months ended November 1, 2003. Product design and development was 4.8% as a percent of net sales for the second quarter of fiscal year 2005 and 3.6% as a percent of net sales for second quarter 2004. For the six months ended October 30, 2004, product design and development expenses were 4.3% of net sales for the second quarter of fiscal 2005 as compared to 4.0% of net sales for the six months ended November 1, 2003. Generally, product design and development expenses increase during times when the Company’s engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the quarter we invested in a number of critical initiatives including development of our new ProTour™ line of video displays, our V-Net narrowcasting solution, various enhancements to our higher resolution video displays and various other display devices and related software. We expect that product design and development expenses will approximate 4% of net sales for the rest of the fiscal year.

INTEREST INCOME

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in short-term temporary cash investments that generate interest income. Interest income resulting from these long-term receivables increased 33.1% to $0.31 million for the three months ended October 30, 2004 as compared to $0.24 million for the second quarter of fiscal year 2004. For the six months ended October 30, 2004, interest income increased 35.0% to $0.63 million from $0.46 million for the six months ended November 1, 2003. The increase for both periods of time was the result of higher average levels of long-term receivables outstanding during the respective periods and the higher levels of excess cash invested in temporary cash investments.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest expense decreased 36.0% to $0.06 million for the three months ended October 30, 2004 as compared to $0.09 million for the three months ended November 1, 2003. For the six months ended October 30, 2004, interest expense declined 65.6% to $0.11 million from $0.32 million for the six months ended November 1, 2003. The decrease for both the six months and the quarter in fiscal 2005 was due to the reduction of debt outstanding under long-term debt arrangements and the reduction (for the first six months of the year) in the penalties we paid to retire before its scheduled maturity in the first quarter of fiscal year 2004.

OTHER INCOME (EXPENSE)

        Other income (expense) increased to $0.38 million for the second quarter of fiscal year 2005 as compared to $0.01 million in the second quarter of fiscal year 2004. A portion of this increase resulted in foreign currency gains primarily related to the weakening of the US dollar relative to the Canadian dollar on inter-company advances.

INCOME TAX EXPENSE

        Income taxes decreased 32.0% to $3.0 million in the second quarter of fiscal year 2005 as compared to $4.4 million in the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, income taxes decreased 14.4% to $10.2 million as compared to $11.1 million for the first six months of fiscal year 2004. The decrease was principally due to the lower pre-tax income. The effective rate of 36.8% in the second quarter of fiscal year 2005 compares to an effective rate of 39.7% in the second quarter of fiscal year 2004. The lower overall effective income tax rate resulted from a greater impact effect of deductions available for the effects of foreign sales and a reduction in the state income tax effective rate.

        Over the course of the last three years, the World Trade Organization (“WTO”) has ruled that the provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) are prohibited export subsidies under the rules of the WTO. Federal legislation was recently signed into law that repealed ETI in the future in favor of a deduction relating to income attributable to domestic production activities. We have not yet fully evaluated the provisions of this new legislation; however, the ETI is being phased out over time beginning in calendar 2005, when the ETI benefits get reduced to 80%. The new provisions will allow a deduction that could reduce taxable income by 9.0%, or 9.0% of qualified production activities income, whichever is less. The full benefit of this provision will not be achieved until 2010. We do not expect this, however, to have a material impact on our effective tax rates for fiscal year 2005. Future years are being evaluated.

Liquidity and Capital Resources

        Working capital was $60.9 million at October 30, 2004 and $51.8 million at May 1, 2004. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the six months ended October 30, 2004 was $7.8 million. Net income of $10.2 million plus depreciation and amortization of $3.6 million, an increase in accounts payable and accrued expenses and customer deposits was offset by increase in accounts receivable, costs and estimated earnings in excess of billings, net of an increase in billings in excess of costs and estimated earnings, an increase in inventory and the effects of changes in various other operating assets and liabilities. The changes in operating assets and liabilities were related to the growth we experienced during the first half of the year, higher inventory levels in preparation for expected standard product orders in the third quarter, and an increase in accounts receivables days sales outstandings. The growth in long-term receivables resulted from the growth in the sports marketing business.

        Cash used by investing activities consisted of $6.0 million of purchases of property and equipment. During the first half of fiscal year 2005, the Company invested approximately $0.4 million in transportation equipment, $1.5 million in manufacturing equipment, $1.4 million in information systems infrastructure, including software, $1.3 million in product demonstration equipment and $0.6 million for building expansion and improvements. These investments were made to support the Company’s continued growth and to replace obsolete equipment.

        Cash used by financing activities included a $0.7 million net reduction of long-term debt arrangements and short-term notes payable offset by $0.3 million in proceeds from the exercise of stock options.

        We have used and expect to continue to use cash reserves and bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. We often receive a down payment or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.9 million for the quarter ended October 30, 2004. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $5.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.61% at October 30, 2004) and is due on October 1, 2005. As of October 30, 2004, no advances under the line of credit were outstanding. Five standby letters of credit were issued and outstanding for approximately $0.9 million as of October 30, 2004. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (5.5% at October 30, 2004). As of October 30, 2004, $0.1 million had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 30, 2004, we had approximately $8.4 million of bonded work outstanding against this line.

        We believe that under our current growth estimates over the next year, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender. We believe that cash from operations, from our existing or increased credit facility, and from our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through October 30, 2004, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the second quarter of fiscal year 2005 were 9.2% of total net sales. We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 0.1% of net sales in the second quarter of fiscal year 2005. If we believed that currency risk in Canada was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 30, 2004, our outstanding debt approximated $1.7 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of October 30, 2004. For fixed rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of October 30, 2004, our outstanding long-term receivables were approximately $15.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.04 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ending April 30, 2005 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year					There–

	2005	2006	2007	2008	2009	after
Assets:
Long-term receivables, including
current maturities
Fixed rate	3,142	3,802	1,928	1,716	1,242	3,596
Average interest rate	4.9%	9.0%	7.8%	7.8%	7.5%	7.5%
Liabilities:
Long and short term debt:
Fixed rate	562	1,086	75	–	–	–
Average interest rate	7.9%	7.4%	5.1%	–	–	–

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

        Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our Canadian subsidiary and accounts to settle euro-based and Australian-based payments. These balances are immaterial as a whole.

Item 4. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 30, 2004, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 30, 2004, the Company’s disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 30, 2004, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

              Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 30, 2004