Form 10-Q
period 2005-01-29
DAKTRONICS INC /SD/
filed 2005-02-25
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                           (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                           Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                   Yes [ X]  No [  ]

The number of shares of the registrant’s common stock outstanding as of February 22, 2005 was 19,054,398.

DAKTRONICS, INC. AND SUBSIDIARIES
 FORM 10-Q
For the Quarter Ended January 29, 2005

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENT	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JANUARY 29, 2005 AND MAY 1, 2004	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED
JANUARY 29, 2005 AND JANUARY 31, 2004	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JANUARY 29, 2005 AND JANUARY 31, 2004	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5. OTHER INFORMATION	22
ITEM 6. EXHIBITS	22

SIGNATURES	23

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
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 1, 2004 in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 29,	May 1,
	2005	2004
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,830	$16,255
Accounts receivable, less allowance for doubtful accounts
of $953 at January 29, 2005 and $1,131 at May 1, 2004	27,571	28,686
Current maturities of long-term receivables	3,759	3,772
Inventories	22,375	16,604
Costs and estimated earnings in excess of billings	12,707	12,862
Prepaid expenses and other current assets	1,413	905
Deferred income taxes	6,020	4,524
Income tax receivable	1,575	813
Rental equipment available for sale	2,821	2,706

Total current assets	104,071	87,127

Advertising rights, net	1,319	1,415
Long term receivables, less current maturities	9,263	10,267
Goodwill, net of accumulated amortization	2,630	1,411
Intangible and other assets	807	920

	14,019	14,013

PROPERTY AND EQUIPMENT:
Land	654	654
Buildings	13,758	12,415
Machinery and equipment	17,080	14,616
Office furniture and equipment	18,147	15,542
Demonstration equipment	5,442	3,892
Transportation equipment	3,577	3,006

	58,658	50,125
Less accumulated depreciation	30,090	25,029

	28,568	25,096

	$146,658	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS(continued)
 (in thousands, except share data)
	January 29,	May 1,
	2005	2004
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$81	$214
Accounts payable	13,372	12,586
Accrued expenses and warranty obligations	11,781	9,911
Current maturities of long-term debt	1,151	1,181
Current maturities of long-term marketing obligations	306	115
Billings in excess of costs and estimated earnings	5,645	6,761
Customer deposits	4,742	2,829
Deferred maintenance revenue	2,684	1,813

Total current liabilities	39,762	35,410

Long-term debt, less current maturities	255	1,148
Long-term marketing obligations	697	383
Long-term warranty obligations	1,312	988
Deferred income taxes	3,507	2,043

	5,771	4,562

TOTAL LIABILITIES	45,533	39,972

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000
shares, 19,032,730 and 18,886,492 shares issued at
January 29, 2005 and May 1, 2004, respectively	17,445	16,406
Additional paid-in capital	3,264	2,274
Retained earnings	80,351	67,677
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	74	(84)

	101,125	86,264

	$146,658	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Net sales	$ 50,818	$ 44,745	$ 169,000	$ 151,969
Cost of goods sold	35,457	29,996	113,527	97,914

Gross profit	15,361	14,749	55,473	54,055

Operating expenses:
Selling	8,186	6,819	22,913	19,695
General and administrative	2,459	2,521	7,292	6,858
Product design and development	2,522	1,893	7,622	6,177

	13,167	11,233	37,827	32,730

Operating income	2,194	3,516	17,646	21,325

Nonoperating income (expense):
Interest income	365	258	990	721
Interest expense	(49)	(78)	(160)	(401)
Other income (expense), net	(171)	222	284	571

Income before income taxes
and minority interest	2,339	3,918	18,760	22,216
Income tax expense (benefit)	(116)	1,345	6,085	8,592

Income before minority
interest	2,455	2,573	12,675	13,624

Minority interest in income of
subsidiary	—	43	—	(31)

Net income	$ 2,455	$ 2,616	$ 12,675	$ 13,593

Earnings per share:
Basic	$ 0.13	$ 0.14	$ 0.67	$ 0.73

Diluted	$ 0.12	$ 0.13	$ 0.63	$ 0.68

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 29,	January 31,
	2005	2004
	(39 weeks)	(39 weeks)

Cash flows from operating activities:
Net income	$12,675	$13,593
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,454	4,540
Amortization	77	100
(Gain) Loss on sale of property and equipment	15	(304)
Minority interest in income of subsidiary	-	31
Provision for doubtful accounts	(178)	328
Deferred income taxes, net	(32)	113
Change in operating assets and liabilities	1,387	(6,301)

Net cash provided by operating activities	19,398	12,100

Cash flows from investing activities:
Purchase of property and equipment	(8,235)	(7,100)
Cash consideration paid for acquired businesses	(1,024)	-
Proceeds from sale of property and equipment	79	688

Net cash used in investing activities	(9,180)	(6,412)

Cash flows from financing activities:
Principal payments on long-term debt	(1,170)	(5,495)
Payments on notes payable	(157)	(105)
Proceeds from exercise of stock options	542	463
Proceeds from issuance of long-term debt	51	185

Net cash used in financing activities	(734)	(4,952)

Effect of exchange rate changes on cash	91	14

Increase in cash and cash equivalents	9,575	750

Cash and cash equivalents:
Beginning	16,255	9,277

Ending	$25,830	$10,027

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$176	$403
Income taxes, net of refunds	5,742	9,599

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$990	$942

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

        The consolidated financial statements include the accounts of our wholly owned subsidiaries, Daktronics GmbH, Star Circuits, Inc., Sports Link, Ltd., MSC Technologies, Inc., Daktronics, UK, Ltd, Daktronics HK, Ltd. and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the presentation used in the fiscal year 2005 financial statements. The reclassifications had no effect on shareholders’ equity or net income as previously reported.

        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranty, inventory valuation reserves for doubtful accounts and estimated effective annual tax rates. Changes in estimates are reflected in the periods in which they become known. During the third quarter of fiscal year 2005, we revised our estimate of our effective income tax rate to reflect the greater impact of research and development tax credits, based on an amended federal income tax return for fiscal year 2001 and a change in estimated research and development credits for the year ended April 30, 2005. This change resulted in an increase in net income of approximately $800 or approximately $.04 per share on a fully diluted basis.

Note 2. Significant Accounting Policies

        Stock-based compensation. At January 29, 2005, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

        Changes in our product warranties for the nine months ended February 29, 2005 consisted of the following:

	Three Months Ended		Nine Months Ended
	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004

Net income as reported	$2,455	$2,616	$12,675	$13,593
Deduct: Total stock-based method
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(254)	(110)	(533)	(321)

Pro forma net income	$2,201	$2,506	$12,142	$13,272

Earnings per share:
Basic – as reported	$0.13	$0.14	$0.67	$0.73
Basic – pro forma	0.12	0.13	0.64	0.71
Diluted – as reported	0.12	0.13	0.63	0.68
Diluted – pro forma	0.11	0.13	0.60	0.67

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At January 29, 2005 and at May 1, 2004, we were contingently liable on such recourse agreements in the amount of $250.

        We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        Product Warranties. We offer standard warranty coverages on many of our products, which include parts and in some cases labor, maintenance and support, for periods varying from one to 10 years. The specific terms and conditions of these warranties vary depending on the product sold and other factors. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product is shipped in the case of standard orders and prorated over the construction period in the case of custom projects. Factors that affect our warranty liability include historical and anticipated costs. We periodically assess the adequacy of our recorded warranty costs and adjust the amounts as necessary.

        Changes in our product warranties for the nine months ended January 29, 2005 consisted of the following:

Amount

Beginning accrued warranty costs	$4,184
Warranties issued during the period	2,509
Settlements made during the period	(3,087)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	1,295

Ending accrued warranty costs	$4,901

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily, office equipment. Rental expense for operating leases amounted to $911 and $891 for the nine months ended January 29, 2005 and January 31, 2004, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 29, 2005:

Fiscal Year	Amount
2005	$232
2006	785
2007	461
2008	196
2009	126
Thereafter	57

Total	$1,857

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of January 29, 2005, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2005	$1,391
2006	892
2007	54
2008	54
2009	53

Total	$2,444

Note 3. Recently Issued Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect that implementation of SFAS No. 151 will have a material effect on our consolidated financial condition or results of operations.

        On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123R on August 1, 2006, the beginning of our second quarter of fiscal 2006.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

Note 4. Revenue Recognition

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

        In cases where we receive advertising rights, as opposed to only cash payments, in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights, which were owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

        The cost of advertising rights, net of amortization, was $1,319 as of January 29, 2005 and $1,415 as of May 1, 2004.

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized ratably as net sales over the term of the contracts, which varies from one to 10 years.

        Software: We sell our proprietary software bundled with displays and certain other products. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable. For sales of software included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when all of the above-mentioned criteria have been met.

        Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and continuing technical support for operators of our equipment are recognized as net sales as the services are performed.

        Derivatives: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and also on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

        For derivative instruments that are designated and qualify as a fair value hedge (that is, hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (that is, hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other income/expense in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income/expense in current earnings during the period of change. Currently, we have not designated any hedges as fair value hedges or as hedges of a net investment in a foreign currency.

        Cash Flow Hedging Strategy — To protect against the reduction in value of forecasted foreign currency cash flows resulting from certain expected export sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

        During the nine months ended January 29, 2005, we did not recognize any gains or losses related to the ineffective portion of our hedging instruments, and gains of $0.01 million related to the portion of hedging instruments excluded from the assessment of hedge effectiveness. There were no cash flow hedges that were discontinued during the first three quarters of fiscal year 2005.

        We expect to reclassify $30 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for three and nine months ended January 29, 2005 and January 31, 2004 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended January 29, 2005:
Basic earnings per share	$2,455	18,998,527	$0.13
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,197,720	(0.01)

Diluted earnings per share	$2,455	20,196,247	$0.12

For the three months ended January 31, 2004:
Basic earnings per share	$2,616	18,750,366	$0.14
Effect of dilutive securities:
Exercise of stock options	—	1,261,890	(0.01)

Diluted earnings per share	$2,616	20,012,256	$0.13

For the nine months ended January 29, 2005:
Basic earnings per share	$12,675	18,940,130	$0.67
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,240,298	(0.04)

Diluted earnings per share	$12,675	20,180,428	$0.63

For the nine months ended January 31, 2004:
Basic earnings per share	$13,593	18,655,109	$0.73
Effect of dilutive securities:
Exercise of stock options	—	1,210,622	(0.05)

Diluted earnings per share	$13,593	19,865,731	$0.68

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $2,630 at January 29, 2005 and $1,411 at May 1, 2004. Accumulated amortization was $178 at January 29, 2005 and $125 at May 1, 2004. We performed our annual impairment analysis of goodwill as of October 30, 2004. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $550 at January 29, 2005 and $540 at May 1, 2004. Accumulated amortization was $513 and $483 at January 29, 2005 and May 1, 2004, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of May 1, 2004 was $41 and $28 for the fiscal years 2005 and 2006, respectively.

Note 7. Inventories

                   Inventories consist of the following:

	January 29,	May 1,
	2005	2004

Raw Materials	$8,781	$6,952
Work-in-process	6,110	3,053
Finished goods	7,484	6,599

	$22,375	$16,604

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

         The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the nine months ended:
January 29, 2005	$152,692	$16,308	$169,000
January 31, 2004	130,881	21,088	151,969

Long-lived assets at:
January 29, 2005	30,201	3,123	33,324
January 31, 2004	28,690	883	29,573

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

Note 10. Acquisitions

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”), and on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. No amounts have been paid through January 29, 2005. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for term of up to 5 years.

        The aggregate cost of these acquisitions was approximately $1,024. Goodwill in the amount of $1,126 was recognized, and that amount is expected to be fully deductible for tax purposes. Because these transactions are not material to us, no pro forma disclosures have been made.

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

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors including the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

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

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2005 and 2004 each contains 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 3 of the notes to our consolidated financial statements, which are included elsewhere in this report.

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of January 29, 2005, we had an allowance for doubtful accounts balance of approximately $1.0 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of January 29, 2005, we had approximately $4.9 million reserved for these costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. As of January 29, 2005, approximately $0.06 million in additional expense was provided for. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended			Nine Months Ended
	January 29,		January 31,	January 29,	January 31,
	2005		2004	2005	2004

Net sales	100.0%		100.0%	100.0%	100.0%
Cost of goods sold	69.8%		67.0%	67.2%	64.4%

Gross profit	30.2%		33.0%	32.8%	35.6%
Operating expenses	25.9%		25.1%	22.4%	21.6%

Operating income	4.3%		7.9%	10.4%	14.0%
Interest income	0.7%		0.5%	0.6%	0.5%
Interest expense	(0.1%	)	(0.2% )	(0.1% )	(0.3%	)
Other income (expense), net	(0.3%	)	0.5%	0.2%	0.4%

Income before income taxes and
minority interest	4.6%		8.7%	11.1%	14.6%
Income tax expense	(0.2%	)	3.0%	3.6%	5.7%
Minority interest in income of subsidiary	–		0.1%	–	(0.0%	)

Net income	4.8%		5.8%	7.5%	8.9%

NET SALES

        Net sales increased 11.2% to $169.0 million for nine months ended January 29, 2005 as compared to $152.0 million for the same period in fiscal year 2004. Net sales increased 14.3% to $50.8 million for the quarter ended January 29, 2005 as compared to $44.7 million for the same period in fiscal year 2004. For the nine months and quarter ended January 29, 2005, net sales increased in all three markets, with the commercial market continuing to see the greatest percentage growth rates. Net sales for the quarter ended January 29, 2005 were up domestically but down on an international basis. For the quarter, all three markets were up double digit percentages, while on a year to date basis in fiscal 2005, the sports and transportation businesses are up only slightly. As a percent of overall net sales, standard product orders were approximately 35% of net sales for the third quarter of fiscal year 2005 as compared to approximately 34% for the third quarter of fiscal year 2004.

        Within the sports markets, the increase in net sales in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004 was the result of a significant increase in sales to the mid-sized facilities, which had sales of more than double the same period one year ago. This increase was offset by a decline in net sales to professional sports facilities, which included the effects of two larger baseball stadium transactions in last year’s period and a decline in sales outside the United States. The small facilities business also increased; however, the rate of increase was less than expected. Net sales were also impacted during the quarter by delays in booking orders from original expectations as orders for a few professional baseball facilities were booked at the end of the quarter or early in the fourth quarter of the fiscal year.

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

        Net sales in the sports market internationally were down for the third quarter of fiscal 2005 and more significantly year to date in fiscal year 2005 as compared to the same periods in fiscal year 2004. We believe this is a reflection of the inherent volatility of large orders and the timing of when orders are booked, and over the next quarter we expect international sales could pick up depending on our success in the timing of some larger orders, including some for which we have already received non-binding commitments.

        In terms of orders in the sports markets, generally the same factors noted above relating to net sales cause similar changes in components of order bookings, although timing of large orders tends to cause differing short term results. For the third quarter of fiscal year 2005, order bookings were up by more than 15% in the sports market as compared to the third quarter of fiscal 2004. We are optimistic that transactions that were delayed in the third quarter of fiscal 2005 will be booked in the fourth quarter. These orders, combined with estimates for other orders in the fourth quarter, could cause bookings for the year to reach our original goals set at the beginning of the fiscal year. This expectation is subject to the risks of timing of the orders and the risk of a competitive environment. We continued to see solid performances in professional sports and mid-sized institutions as compared to the same periods one year ago. We believe that the growth in the sports market over the long-term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace. We also expect that net sales in professional sports facilities will be down for fiscal year 2005 as compared to fiscal year 2004 as a result of a lower number of expected new and renovated facilities. We expect net sales in the small and mid-sized sports facilities to be higher for the entire fiscal year.

        Net sales in the commercial market grew during the third quarter and first nine months of fiscal year 2005 as compared to the same periods of fiscal year 2004. Sales of custom video systems and standard products were both strong. The growing acceptance of our standard Galaxy® display product line, sales to national account customers and an increasing demand for large video systems continues to fuel growth as well as the improved economic conditions and the greater acceptance of LED technologies for advertising. The commercial market of our business has experienced the greatest percentage growth both for the third fiscal quarter of 2005 and year to date in fiscal 2005 as compared to the same periods in fiscal 2004. On an international basis, sales were up for the quarter and year to date as compared to the last fiscal year, mostly due to a number of orders booked earlier in the year in Europe and the Middle East. Sales in other parts of the world in general are down. We attribute this decline more to the inherent volatility of large orders. During the third quarter of the fiscal year 2005, we were also affected by delays in booking, primarily with respect to two orders which we expected to have booked during the quarter and are now expected to book in the fourth quarter.

        Order bookings in the commercial market were also up significantly for the third quarter of fiscal year 2005 and year to date as compared to the same periods of fiscal year 2004, in spite of the delay in bookings described above. Although sales and orders in the commercial market depend to a large degree on current economic conditions, we have been able to grow the business due to our product offerings and growing acceptance and demand for the products, our international expansion, our network of sales and service offices throughout the United States, the development of resellers, primarily in the United States, and the integrated offerings we provide. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume and large video systems to continue at double-digit percentage growth rates.

        Net sales in the transportation markets increased by more than 15% during the third quarter of fiscal year 2005 as compared to the same period of fiscal 2004 primarily as a result of the strong order bookings in the preceding quarters. For the nine months ended January 29, 2005, net sales in the transportation market are now up slightly as compared to the same period in fiscal 2004. Overall order bookings in the transportation market were down for the quarter as compared to the same quarter one year ago, but year to date, they remain up slightly. We expect that for fiscal year 2005, the transportation market will increase as compared to fiscal year 2004 in orders and net sales.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 3.8% and 2.5% of net sales for the third quarter and nine months ended January 29, 2005. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of January 29, 2005 was approximately $53 million as compared to $43 million as of January 31, 2004 and $50 million at the beginning of the third quarter of fiscal year 2005. Historically, our backlog varies due to the timing of large orders. The increase in backlog for the third quarter of fiscal year 2005 was across all three markets. As compared to the beginning of the third quarter of fiscal year 2005, the backlog declined in the commercial market and increased in the sports and transportation market. The changes were the result of the combination of the changes in orders and net sales discussed above.

GROSS PROFIT

        Gross profit increased 4.1% to $15.4 million for the third quarter of fiscal 2005 as compared to $14.7 million for the third quarter of fiscal year 2004. For the nine months ended January 29, 2005, gross profit increased 2.6% to $55.5 million compared to $54.1 million for the nine months ended January 31, 2004. As a percent of net sales, gross profit was 30.2% and 32.8% for three and nine months ended January 29, 2005 as compared to 33.0% and 35.6% for the three and nine months ended January 31, 2004. The gross margin percentage declined in the third quarter of fiscal 2005 as compared to the third quarter of fiscal year 2004 due to fewer raw materials price declines, the decline in on-site favorable variances, higher freight costs, delays in order bookings, causing more expediting of parts, and the overall competitive environment. We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects and level of future sales, margin percentages may not increase and are likely to decrease from the levels of last fiscal year in the short-term. We expect that margins will remain the same or higher during the fourth quarter of fiscal year 2005 and into the first half of fiscal 2006 than they were in the third quarter of the current fiscal year.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 17.2% from $11.2 million in the third quarter of fiscal year 2004 to $13.2 million in the third quarter of fiscal year 2005. As a percent of net sales, operating expenses increased from 25.1% of net sales to 25.9% of net sales. For the nine months ended January 29, 2005, operating expenses increased 15.6% from $32.7 million for the nine months ended January 31, 2004 to $37.8 million for the nine months ended January 29, 2005.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 20.0% to $8.2 million for three months ended January 29, 2005 as compared to $6.8 million for the same period in fiscal year 2004. Selling expenses increased 16.3% to $22.9 million for the nine months ended January 29, 2005 from $19.7 million for the same period in fiscal year 2004. Selling expenses increased to 16.1% of net sales for the third quarter of fiscal year 2005 from 15.3% of net sales for the third quarter of fiscal year 2004. For the nine months ended January 29, 2005, selling expenses were 13.6% of net sales as compared to 13.0% of net sales for the nine months ended January 31, 2004.

        Selling expenses for the quarter and the nine months ended January 29, 2005 were higher as a result of an increase in personnel costs as we continued to build our sales infrastructure in certain markets, including commercial products, digital signage and sports marketing, costs related to the two acquisitions in the third quarter, higher depreciation costs related to demonstration equipment as we developed and expanded our product base, higher costs of trade shows, primarily international, increased commission expense, and higher travel costs due to the increased level of net sales. We expect selling expense to increase slightly for the fourth quarter of fiscal 2005. As a percentage of net sales, selling expenses for the year are expected to be higher than the fiscal year 2004 level primarily due to the lower than expected level of sales for fiscal 2005.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses were $2.5 million for the third quarter of fiscal year 2005 and fiscal year 2004. General and administrative expenses increased 6.3% to $7.3 million for the nine months ended January 29, 2005 as compared to $6.9 million for the nine months ended January 31, 2004. General and administrative expenses decreased to 4.8% as a percent of net sales for the third quarter of fiscal year 2005 from 5.6% of net sales for the third quarter of fiscal year 2004. For the nine months ended January 29, 2005, general and administrative expenses were 4.3% of net sales as compared to 4.5% of net sales for the nine months ended January 31, 2004.

        The increase for the first nine months of fiscal year 2005 as compared to the third quarter of fiscal year 2004 was due to increases in costs primarily within our human resources and information systems departments due to our growth, information systems maintenance and support costs, training costs and higher costs of audit fees. These increases were offset by lower professional fees, excluding the audit fees, shareholder relations costs and equipment rental costs arising due to purchasing of equipment previously subject to rental arrangements. We expect that general and administrative costs will increase slightly in the fourth quarter of fiscal 2005. This estimate could change as a result of the effort expended to comply with the requirements of the Sarbanes-Oxley Act. In addition, it is likely that higher professional fees will be incurred in connection with the analysis we are performing on research and development tax credits, which is more fully described below.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 33.2% to $2.5 million for the three months ended January 29, 2005 compared to $1.9 million for the same period in fiscal year 2004. Product design and development expenses increased 23.4% to $7.6 million for the nine months ended January 29, 2005 as compared to $6.2 million for the nine months ended January 31, 2004. Product design and development expense was 5.0% of net sales for the third quarter of fiscal year 2005 and 4.3% of net sales for third quarter 2004. For the nine months ended January 29, 2005, product design and development expenses were 4.5% of net sales for the third quarter of fiscal 2005 as compared to 4.1% of net sales for the nine months ended January 31, 2004.

        Generally, product design and development expenses increase during times when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the third quarter of fiscal 2005, we invested in a number of critical initiatives, including development of our new ProTour™ line of video displays, our Vplay® controller, a new generation of our ProStar® technology, our Galaxy® product line and software related to the Vanguard® product line. We expect that product design and development expenses will approximate 4.0% to 4.5% of net sales for the 2005 fourth quarter.

INTEREST INCOME

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in short-term temporary cash investments that generate interest income. Interest income resulting from these long-term receivables increased 41.5% to $0.4 million for the three months ended January 29, 2005 as compared to $0.3 million for the third quarter of fiscal year 2004. For the nine months ended January 29, 2005, interest income increased 37.3% to $1.0 million from $0.7 million for the nine months ended January 31, 2004. The increase for both periods of time was the result of higher average levels of temporary cash investments and long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. As a result of the low levels of debt outstanding, the change in interest expense for the third quarter of fiscal year 2005 as compared to the same period in fiscal year 2004 was not significant. On a year to date basis, interest expense has declined 60.1% to $0.2 million from $0.4 million due to the lower levels of debt outstanding.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net, decreased to ($0.2) million for the third quarter of fiscal year 2005 as compared to $0.2 in the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, other income (expense), net, decreased to $0.3 million from $0.6 million for the same period in fiscal year 2004. The decrease for the third quarter resulted primarily from a write-down on an investment we made in a startup technology display business a number of years ago. The year to date decline resulted primarily from the decrease in gains on sales of mobile displays by the company’s video rental display business.

INCOME TAX EXPENSE (BENEFIT)

        Income taxes decreased 108.6% to a benefit of $0.1 million in the third quarter of fiscal year 2005 as compared to an expense of $1.3 million in the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, income taxes decreased 29.2% to $6.1 million as compared to $8.6 million for the first nine months of fiscal year 2004. The decrease was due to the lower pre-tax income and the benefits associated with research and development tax credits. During the third quarter of fiscal year 2005, we reviewed our prior years’ claims for research and development tax credits and concluded that additional research and development expenses qualified for the credit. As a result, we amended our return for fiscal year 2001, realizing an additional research and development tax credit of approximately $0.4 million. In addition, during the third quarter, we recognized $0.4 million of benefits related to the current fiscal year research and development credits.. The effective rate (benefit) of (5.0%) in the third quarter of fiscal year 2005 compares to an effective rate of 34.3% in the third quarter of fiscal year 2004. Year to date, the effective rate is approximately 32.4% as compared to 38.7% for the first nine months of fiscal year 2004. During the fourth quarter of fiscal year 2005, we expect to realize additional benefits for fiscal years 2002, 2003, and 2004, which could total more than $1.0 million. As a result of the arrangement for computing these benefits, we have entered into a contingent fee arrangement with a public accounting firm, other than our independent auditors. To the extent there are benefits, those benefits would be offset partially through higher professional fees. In the absence of the benefits of prior years, we estimate that the actual effective tax rate for fiscal year 2005 would be approximately 36%.

        Over the course of the last three years, the World Trade Organization (“WTO”) has ruled that the provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) are prohibited export subsidies under the rules of the WTO. Federal legislation was recently signed into law that repealed ETI in the future in favor of a deduction relating to income attributable to domestic production activities. We have not yet fully evaluated the provisions of this new legislation; however, the ETI is being phased out over time beginning in calendar year 2005, when the ETI benefits get reduced to 80%. The new provisions will allow a deduction that could reduce taxable income by 9.0%, or 9.0% of qualified production activities income, whichever is less. The full benefit of this provision will not be achieved until 2010. We do not expect this, however, to have a material impact on our effective tax rates for fiscal year 2005. The effects on future years are being evaluated.

Liquidity and Capital Resources

        Working capital was $64.7 million at January 29, 2005 and $51.8 million at May 1, 2004. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the nine months ended January 29, 2005 was $19.4 million. Net income of $12.7 million plus depreciation and amortization of $5.5 million, an increase in accounts payable and accrued expenses, billings in excess of costs and estimated earnings and customer deposits and a decrease in long term receivables was offset by increase in inventory, deferred and current income taxes, and the effects of changes in various other operating assets and liabilities. The changes in operating assets and liabilities were related to the growth we experienced during the first half of the year, higher inventory levels in preparation for expected standard product and custom orders in the fourth quarter. The decline in long-term receivables resulted from the sale of receivables on a non-recourse basis.

        Cash used by investing activities consisted of $8.2 million for purchases of property and equipment for the nine months ended January 29, 2005. During the first nine months of fiscal year 2005, the Company invested approximately $0.5 million in transportation equipment, $2.0 million in manufacturing equipment, $1.7 million in information systems infrastructure, including software, $1.4 million in product demonstration equipment and $1.3 million in building expansion and improvements. These investments were made to support our continued growth and to replace obsolete equipment. During the third quarter of fiscal 2005, we made two acquisitions totaling approximately $1.1 million in cash for operating assets in the case of Dodge Electronics, and 100% of the outstanding stock in the case of European Timing Systems, Ltd. Included in the acquisitions was approximately $1.1 of goodwill.

        Cash used by financing activities included a $1.3 million net reduction of long-term debt arrangements and short-term notes payable offset by $0.5 million in proceeds from the exercise of stock options.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.5 million for the quarter ended January 29, 2005. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $5.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (4.1% at January 29, 2005) and is due on October 1, 2005. As of January 29, 2005, no advances under the line of credit were outstanding. Six standby letters of credit were issued and outstanding for approximately $1.0 million as of January 29, 2005. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (5.5% at January 29, 2005). As of January 29, 2005, $0.1 million had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 29, 2005, we had approximately $7.3 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through January 29, 2005, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the third quarter of fiscal year 2005 were 9.6% of total net sales. We operate in Canada through a wholly owned subsidiary. Sales of the Canadian subsidiary comprised 1.9% of net sales in the third quarter of fiscal year 2005. If we believed that currency risk in Canada was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 29, 2005, our outstanding debt approximated $1.5 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 29, 2005. For fixed rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of January 29, 2005, our outstanding long-term receivables were approximately $13.0 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ending April 30, 2005 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year Ending					There-

	2005	2006	2007	2008	2009	after
Assets:
Long-term receivables,
including current portion:
Fixed rate	2,055	3,632	1,736	1,553	1,079	2,967
Average interest rate	4.0%	8.7%	7.3%	7.4%	6.5%	7.2%
Liabilities:
Long and short-term debt:
Fixed rate	323	993	81	23	23	44
Average interest rate	7.5%	8.1%	4.7%	-	-	-

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

Item 4. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 29, 2005, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 29, 2005, the Company’s disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 29, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 25, 2005