Form 10-K
period 2005-04-30
DAKTRONICS INC /SD/
filed 2005-07-06
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

              (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2005

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

Yes |X| No |  |

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 30, 2004, (which is the last business day at the Registrant's most recently completed second quarter) computed by reference to the closing sales price of the registrant's Common Stock on the NASDAQ National Market on such date, was approximately $467,861,000. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant's outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant's Common Stock outstanding as of July 1, 2005 was 19,200,127.

Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held August 18, 2004 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended April 30, 2005

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

        This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our filings with the Securities and Exchange Commission.

PART I.

Item 1. BUSINESS

General Development of Business

        Company Background and Overview. Daktronics, Inc. was founded by Dr. Aelred Kurtenbach and Dr. Duane Sander in 1968 while they were professors of electrical engineering at South Dakota State University (“SDSU”) in Brookings, South Dakota. Our long and close relationship with SDSU and other South Dakota colleges and universities is a key factor contributing to our leadership in the industry. We have been able to experience sustained growth due in part to the capability of the local universities and colleges to provide an important source of highly educated full-time and student employees.

        In 1970, we manufactured and sold our first product — a voting display system for the Utah State Legislature. Soon thereafter, we expanded into manufacturing electronic scoreboards and commercial displays using the technology and experience we developed. These scoreboard and commercial displays integrated computers as display controllers to process information and to formulate that information for presentation on a display. At that time, we also began building computer-programmable information display systems utilizing standard modules in a variety of configurations. The use of modular sections for both our smaller and larger display systems allowed us to offer a broad range of both standard and custom products. Innovations like these helped us obtain a major scoreboard contract for the 1980 Olympic Winter Games in Lake Placid as well as installation contracts at several large universities. Over the years, we continued to enhance our controller and display technology by creating and acquiring new display technologies. These developments led to our first scoreboard installation at a professional sports facility.

        During the 1990s, we focused on expanding our product line, increasing market share and developing new markets for products. We were successful in increasing our market share in these areas and, as a result, grew commensurately. Our professional and manufacturing talent allows us to continue to design, enhance, create and manufacture and market cutting-edge products.

        New technology continues to provide opportunities for us to expand. The development of blue and green light-emitting devices (LEDs) in the mid-nineties has led to significant changes in the electronic display market, principally the development of full-color LED displays. Prior to that time the majority of Daktronics products were based on incandescent or reflective display technologies. Today, LED technology has totally displaced the incandescent and reflective technologies for large format displays. LED technology excels over incandescent technology because of its superior viewing characteristics, energy efficiency, cost of maintenance and lifetime. It excels over reflective technology in all the same areas except energy efficiency, as the reflective technology is extremely energy efficient.

        More recently we began offering display networks incorporating LCD and plasma technology displays in what is commonly referred to as digital advertising or narrowcasting systems.

        We also offer a range of proprietary display control software to complement the display technologies, and are able to offer customers complete integrated system solutions. We also develop content for the displays, including animations and advertising content to assist our clients in realizing the maximum impact and benefit from their display systems.

        Over the past few years, we achieved significant recognition and awards for our products and financial performance. In 2001, our chairman, Dr. Aelred Kurtenbach, was awarded the national Ernst & Young Entrepreneur of the Year® award for the manufacturing category. We have also been named, on numerous occasions, as the South Dakota Business of the Year by the South Dakota Chamber of Commerce and Industry. We were ranked 38th and 52nd on Forbes’ list of the 200 Best Small Companies in America in 2003 and 2001; and 59th and 83rd in 2004 and 2002 on the list of America’s Fastest Growing Small Companies by Fortune Small Business Magazine. We ranked 67th and 100th on the list of the 100 Best Small Companies in 2004 and 2001 by Business Week Magazine and 18th, 27th and 48th on the list of the 100 Fastest Growing Tech Companies by Business 2.0. in 2002, 2003, and 2004. According to a recent industry report, we have the largest share of the worldwide market for LED video displays and are considered the top LED text display supplier in the world.

        Business Developments. With the advent of full-color LED display systems and various software applications, we gained significant market share through designing and manufacturing quality products and providing technical expertise and services. Our products are now seen in an array of major professional and university sports complexes, including, among others, fully integrated systems at the Rodgers Center in Toronto (Toronto Blue Jays); Soldier Field in Chicago (Chicago Bears); Xcel Energy Center in St. Paul (Minnesota Wild); ALLTEL Stadium in Jacksonville (Jacksonville Jaguars); the new Charlotte Arena in Charlotte (Charlotte Bobcats); The Palace at Auburn Hills (Detroit Pistons) and the University of Wisconsin. We increased our market share of international sports venues, including such sites as the Berlin Olympic Stadium, and, in Paris, France, Roland Garros (home of the French Open) and the Bercy Arena. On the world stage, our products performance and integrated solution led to their selection and use at the 1996, 2000, 2002 and 2004 Olympic games.

        We aggressively built market share in areas beyond the large-venue sports market. We have also installed signature displays in the commercial market from the financial market sector as seen at the Kuwait National Stock Exchange to the new Coca-Cola display in Times Square, New York City. In addition, we designed and manufactured billboards along highways across the country. We designed and manufactured commercial installations, including multi-million dollar displays in Las Vegas, Nevada and Branson, Missouri and small message signs for national retailers and quick serve restaurants.

        Further, we also design and manufacture transportation display systems, such as over-the-road message displays for many state and federal agencies, including the Departments of Transportation in Virginia, New Jersey, New York, Rhode Island, Connecticut, California, Washington, Delaware, Illinois, Pennsylvania, Mexico, and Canada.

        One of our core growth strategies is to enter geographic markets by opening a small sales and service office that provides after-sale support to our entire product line, sales of standard products and support on large custom projects. This network of offices, which totals 47 locations throughout the world, has historically been and we expect it to continue to be an extremely important growth strategy.

        We occasionally acquire new businesses that provide access to new markets or complement our existing products. In the past five years, we have acquired four companies. In 2001, we acquired Servtrotech, Inc., a company located in Montreal, Quebec, Canada. This acquisition has provided new products and improved distribution. It further expanded our ability to provide after-sales service and support to our Canadian customers by improving our response time and expanding our expertise. We also acquired Keyframe, Inc., which provides video animation content, logos, advertising and other services. Its acquisition allowed us to offer video content related services and support to complement our fully integrated display systems. In fiscal year 2005, we acquired two companies. European Timing Systems, Ltd. in Bristol, England assembles, sells and services timing and scoring solutions for an array of products, including aquatics timing systems, cricket display boards, and other electronic display systems. We anticipate that this acquisition will assist us to further increase our market share in the United Kingdom, provide access to new markets and increase our ability to provide after-sales service. We also acquired Dodge Electronics, Inc., a manufacturer of sound systems in Topeka, Kansas. We purchased equipment from Dodge Electronics, Inc. for a number of years and came to the conclusion that acquiring it would allow us to provide our customers with a more fully integrated display and sound systems. Although these purchases increased the scope of services or technology that we are able to provide, our primary growth objective is still the increase of sales through organic growth.

Financial Information About Segments

        Our global business is principally in a single industry segment – the design, development, marketing and support of visual display solutions for the sports, commercial and transportation markets.

Narrative Description of Business

        We are the world’s leading supplier of electronic scoreboards, large electronic display systems, marketing services, digital messaging solutions and related software and services for sports, commercial and transportation applications. Our continuing focus is on supporting customers with superior products integration and services that provide dynamic, reliable and unique visual communication solutions. We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large, multi-million dollar, video display systems as well as related control systems, timing and sound systems and professional services. We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

        We are engaged in a full-range of activities: marketing and sales, engineering and design, manufacturing, and service and support. Each of those activities is described below.

        Marketing and Sales. Our products have been sold throughout the United States and in many other countries through a combination of direct sales personnel and independent resellers. In the United States and Canada, we use primarily a direct sales force for professional sports, colleges and universities, convention centers and smaller sports facilities, including high schools and transportation applications. In smaller commercial applications, we use a combination of direct sales staff and resellers.

        The majority of the products sold by resellers are standard or “catalog” products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. We support our resellers through national and regional direct mail advertising, trade journal advertising, trade show exhibitions and direct sales force support in the field. We believe that we can expand market share by expanding both our direct sales force and resellers.

        Our direct sales force is comprised of a network of 47 offices located throughout the world supporting all customer types in both sales and service. In addition to supporting resellers as mentioned above, the direct sales staff also sells the entire range of our standard products and substantially all the large video display systems. Our direct sales staff is structured in a way to maximize cross-selling opportunities across markets. To accomplish this, we have developed a matrix structure where the main focus and reporting responsibilities fall into one of our three main markets. A complementary emphasis is then placed on a regional structure to create opportunities in other markets and to support efforts for the organization as a whole.

        When we target a potential customer for sales opportunities, the prospect is contacted either directly or through a reseller. Frequently on larger sales opportunities, engineers, technicians and sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. We also regularly host prospective customers at our manufacturing facility to demonstrate product quality and delivery capability.

        International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets. During fiscal years 2005, 2004 and 2003, approximately 11%, 13% and 5% of our net sales, respectively, were derived from international sales. Since 2000, we have acquired or opened five international office locations, including Frankfurt, Germany; Bristol, England; Montreal and Toronto, Canada; and Macau. We also are a 49% owner in a joint venture in Malaysia, serving the ASEAN region.

        Much of our marketing and sales success in the past was based on our ability to create new products and product enhancements for customers by understanding their needs and opportunities. We have developed and continue to develop this understanding through active participation in the sales cycle by engineers and various others and through attendance at trade shows, conventions and seminars as well as through a culture of teamwork throughout the organization.

        Engineering and Product Development. The large screen electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services. To remain competitive, we must continue to anticipate and respond to changes and developments in the industry. We will continue our tradition of applying engineering resources throughout our business to help achieve more effective product development by investing approximately 4% of our net sales into product design and development.

        We employ engineers and technicians in the areas of mechanical and electrical design, applications engineering, and customer and product support. Unlike some companies, which depend on contract engineering from outside vendors, we use in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace. We typically assign product managers from our engineering staff to each product or product family to assist our sales staff in training, to implement product improvements and to ensure that each product is designed for maximum reliability and serviceability. Our product development personnel also modify existing products and develop new products to comply with rule changes for particular sports. We also invest in new creative technologies and in companies developing new technologies.

        Our engineering staff consists of the following four product development groups aligned with the primary product families: Sport Products Engineering, Video Products Engineering, Commercial Products Engineering and Transportation Products Engineering.

        Each design group is autonomous to allow it to focus on one product family, while at the same time the engineering groups are closely tied with each other to facilitate sharing ideas and technology. This organizational structure positions us for effective product development in the future because of our concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design.

        Manufacturing and Technical Contracting. As a vertically integrated manufacturer of display systems, we perform most sub-assembly and substantially all final assembly of our products. We also serve as a technical contractor for customers who desire custom hardware design, custom software development, installation or other technical services.

        Our manufacturing operations include component manufacturing (printed circuit boards) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Star Circuits, Inc., a wholly-owned subsidiary, manufactures printed circuit boards primarily for our products at a separate production facility located in Brookings, South Dakota. We augment our production capacity with the use of outside subcontractors primarily for metal fabrication and loading printed circuit boards.

        We use a modular approach for manufacturing displays. Standard product modules are designed to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. We inventory a limited supply of standard products. Custom projects are built according to the customer’s specifications. Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service.

        In scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. Our order entry, production, customer service and many other functions are also consolidated through an ERP (enterprise resource planning) system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

        Technical Contracting. We serve as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state of the art display systems for large installations typically involves competitive proposals. As a part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. If requested by a customer or if necessary to help secure a bid, we will include as a part of our proposal the work necessary to prepare the site and install the display system. In such cases, we may serve as the general contractor and retain subcontractors. We are licensed in a number of domestic jurisdictions as a contractor.

        Professional Services. Our professional services are essential to continued market penetration. To enhance the level of service available to our customers, we provide maintenance and support services in all of our offices throughout the world. We plan to open other offices in the future to supplement our service capabilities. Sales of our standard and, to a lesser degree, custom products to small and mid-sized sports venues and commercial customers are also made through these offices. In addition, we use a network of authorized service companies to service and maintain our products.

        Services we provide include project management, on-site installation and event support, content creation, product maintenance, marketing assistance and display rentals. Our Keyframe® support group provides a variety of services to customers, including video and animation support, event support, control room design, on-site training (hardware and software), and continuing technical support for operators of complicated display systems.

        Our Daktronics Sports Marketing™ division provides customers (primarily sports facilities) with a complete display system, funded in part through value-added marketing services. These marketing services extend beyond the marketing potential of the equipment in the facility to other facility-related components. Typically, these services are limited to facilities that do not have in-house marketing programs and staff.

        Our Daktronics Commercial Network division provides services similar to Daktronics Sports Marketing to narrowly defined niches within our commercial market. These services entail maximizing revenue generation for customers in connection with the purchase of display systems through advertising and other opportunities.

        Customer Service and Support. Our prompt and reliable customer service distinguishes us from our competitors. This service includes limited warranties for most of our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after first sale or installation, depending on the product or type of customer. We also provide help-desk access, parts repair and replacement and programming support for video, animation and other displays. We staff our help desk with experienced technicians who are available at the desk or on-call 24 hours a day to support events and sites.

        Our repair center is staffed with trained technicians who promptly repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts. Our modular approach to the design and production of products enhances our ability to provide effective customer service and support. Customers can obtain periodic training and maintenance seminars throughout the world and at our headquarters and can also contract for on-site training and maintenance for certain types of installations, such as high-profile sports events.

General Description of Our Products and Technologies

        Our display technology has changed significantly since the mid-1990s when incandescent lamps were the primary display element. Presently, LED and liquid crystal display (LCD) technologies are the primary display elements. The invention and availability of the blue and green LED, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors forming all other colors in the video display. The decreasing costs of LCD components along with the drive for more numerous smaller displays led to the addition of LCD displays. Finally, driven by customer demand, we have enhanced our video display technology into mobile and modular technologies to complement various applications, which are not fixed and permanent in nature.

        We now offer LED products across our entire product line. The availability of improved, cost-effective red and amber LEDs has made them the preferred display element for large monochrome displays, replacing both incandescent and reflective technologies in most applications. The cost effectiveness, life and performance of LCDs have made them the preferred indoor small display solution. The vast majority of displays we sell today utilize LED technology.

        The two principal components of many of our systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided by the operator and other integrated sources and then compiles the information, graphics or animation to be presented on the display. Data can be transferred between the display controller and local or remote displays. Local connections may use copper wire cables, fiber optic cables, infrared links or radio links. Standard, cellular telephone connections and satellite transmissions are used to connect to remote displays. The display controller controls each of the pixels (which are the dots or picture elements that make up the image) on the display to present the message or image.

        Most of our display technologies rely on one or more of our software products to manage and provide content for the display. These software products range from scoring consoles to the Venus® 1500 display control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays to the Venus® 7000 display control system that controls multi-color displays and video boards, providing the ability to create graphics and animation as well as interfacing with third-party software for content. Additionally, our V-NetTM control software is used to display targeted messages to specific audiences. Complementary software, such as our DakStats® and interfacing software, is also available and can be fully integrated into the control software.

        Our display systems range from small scoreboards under $1,000 to large complex display systems priced in excess of $8 million. Generally, our product sales are either custom products or standard catalog scoreboards or displays. These standard catalog sales account for approximately 30% of our total annual revenues. Our custom products are customized in terms of size, configuration and installation type but are built utilizing standard physical and technology platforms.

        Within each product family, we produce both standard and custom displays that vary in complexity, size and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount and type of information to be displayed. Generally, the light source or pixels are spaced farther apart for longer distance viewing. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display. We customize our products according to the design specifications of the customer and the conditions of the environment and setting.

Product Families and Technologies

        Our products are comprised of the following four major product families:

        1)     Sport Products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, controllers and timing systems;
        2)     Video Products, primarily ProStar®, ProTour™ and ProAd® displays, and associated control systems;
        3)     Commercial Products, primarily Galaxy® displays and Venus® 1500 control systems;
        4)     Transportation Products, primarily Vanguard® displays

        Each of these product families is discussed below.

        Sport Products. The Sport Products family includes a full line of indoor and outdoor scoreboards, timing systems, digit displays, sound systems, statistics software and other related products. The indoor products, which are available in LED technologies, range from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers and advertising panels. Outdoor scoreboards, which are available in LED and incandescent technologies, also range from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels. The sizes of displays can vary significantly depending on the needs of the customer, taking into account such things as viewing angles and spectator distances.

        We expect that Sport Products sales in the future will continue to focus on LED technology due to the lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Substantially all Sport Products sales are LED technology. Since most of the products within the Sport Products group have significant standardization, we have been able to make progress on our goal to deliver the highest quality products while maintaining consistent and favorable margins.

        We offer a variety of internally developed controllers complementing our scoreboards and displays, which vary depending on the sport and complexity of the system. These controllers vary in price and complexity from the All Sport® 1600, which is an entry-level controller for scoreboards, to the All Sport® 5000, which is designed for more sophisticated scoring systems allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections or other means.

        We also offer timing systems for sports events, primarily aquatics and track competitions. These timing systems include our OmniSport® 2000 timing system. The system has the capability to not only time and rank the competitors but also to interface to event management software created by other third parties to facilitate the administration of the sporting event.

        As a key component of an integrated system, we market sports statistics and results software under the DakStats® trademark. The software allows entry and display of sports statistics and other information displays. It is the leading application of its type in professional, collegiate and high school baseball and other sports.

        Video Products. The Video Products family consists primarily of displays comprised of a large number of pixels capable of creating various levels of video, graphics and animation and controllers, which manage the operation of the display. Video display products are based on red, green and blue LEDs arranged in various combinations to form pixels or picture elements. The electronic circuitry which controls the pixels allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors.

        We offer a wide range of video display products for different applications and budgets. Variables in typical video displays include the spacing of the pixels (pixel pitch), the brightness of the displays, the number of discrete colors that the display is able to produce (color resolution), and the viewing angle. In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with no maximum to the size of display that can be built. In general, the more pixels and the more color resolution, the better the video image on the display.

        Our ProStar® video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.3 trillion colors and is available with pixel spacing as close as three millimeters. Currently, we offer a wide range of pixel spacing, ranging from 3 millimeter to 89 millimeter. The 3-millimeter application provides the user with the greatest pixel density and shortest viewing distance and the 89-millimeter is the most cost effective for physically large displays with maximum viewing distances. In addition, the uniformity of colors across the display is important to the quality of the video image. Our unique display control circuitry along with proprietary manufacturing and calibration procedures provide uniform colors across the display.

        We have adapted our ProStar® technology into our ProAd® digital advertising and information display system, the ProTour® modular display system, the ProRail® display systems and our ProPixelTM display systems. ProAd® technology uses similar red, green and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring, statistics and video designed to entertain and inform the spectators.

        ProTour® display systems are comprised of lightweight individual modules or panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are focused in what we refer to as the mobile and modular application such as touring shows and the events market. ProRail® display systems incorporate our ProAd® technology into a patented cabinet designed to serve as a replacement for the fascia of an upper deck in a stadium or arena, in some cases, improving site lines of the fans. ProPixel® displays, which were recently introduced, serve as an architectural accents and channel lettering.

        Our main controller for these video displays is our Venus® 7000 controller, which is built on the Windows® operating system. This high-end controller provides advanced capability for controlling large video displays. The V-Play® event management software provides facilities with integrated and sophisticated event program management capabilities with integration to video equipment. It provides instant replays, live action and overlays of information, and it allows for the organization and playback of digital video and audio clips. Other video products controllers include the V-NetTM, V-Tour® and V-Show® controllers. Each of these controllers is designed with unique features and functionality designed for unique market niches.

        Our V-Tour® design interfaces between our display systems and other systems, allowing, for example, scoreboard and video systems to receive and display information from computers used for statistics, timing or scoring. These interfaces allow the display controller to send information back to a statistics system or customer computer and can automatically report continually updated sports scores and information from national wire services.

        Commercial Products. The key product line in the Commercial Products family is the Galaxy® product line, which includes various indoor and outdoor applications intended primarily as graphics and text-based displays. All of the current product offerings within the Commercial Products group utilize LED technologies.

        Galaxy® displays, available in both indoor and outdoor models, have become our leading product line for commercial applications and are expected to be a key product line for growth in the future. Galaxy® displays are either red, amber or full color with pixel spacing ranging from 7.6 millimeter to 89 millimeter, depending on size and viewing distance. They are used primarily as message centers to convey information and advertising to the consumers and the public. This product line has become our fastest growing product line. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer. Within the Galaxy® line, we offer various price points for similar sized displays of the same pixel spacing.

        Other product lines within the Business Products group include our DataTrac™, DakTicker® and InfoNet™ displays. The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced horizontally and vertically from the adjacent character. This provides the least expensive display per character for display of text messages only. DakTicker® displays are used primarily in financial institutions for ticker displays and other financial information. The InfoNet™ product line includes line-oriented displays for indoor use that are available as single or multi-line units. All DataTrac™, DakTicker® and InfoNet™ products have a controller in the display that is capable of receiving a downloaded display program and then operating independently to display that program until a new program is downloaded to it.

        The majority of our Commercial Products group’s products utilize our proprietary Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training, and it is applicable to all general advertising or message presentation applications. We also provide software that allows OEM customers (system integrators) to write their own software using the Venus® 1500 software developer’s kit to communicate to other displays supplied by us. Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

        Transportation Products. The Transportation Products group includes a full line of electronic displays and controllers marketed under the Vanguard® product line. Vanguard® displays are typically used to help direct traffic and inform motorists. We have also developed a control system for these displays to help manage a network of displays. Both the LED-based displays and the software are NTCIP (National Transportation Communications for ITS Protocol) compliant and meet the various requirements imposed by government and other regulatory bodies.

Sources of Raw Materials

        We source a portion of our raw materials from a limited number of suppliers. These include primarily LEDs and are due to the nature of the quality required. The loss of any single supplier, however, would not have a material effect. In addition, to reduce our inventories and enhance product quality, we elect to limit the number of suppliers who are willing to provide components on an “as needed” basis. From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year.

Intellectual Property

        We develop patentable technology on a continuing basis. We hold a number of U.S. and foreign patents and have a number of patent applications pending. The patents pertain primarily to our LED display technologies and product features.

        We rely on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for our products. Our trademarks are registered in the United States and several other countries. We also have numerous trademark applications pending. These trademarks are used to establish brand recognition and distinction in our various markets.

        Product drawings, software and other works of authorship are also subject to applicable copyright law protections. We provide software to our customers in machine-readable object code to help preserve its confidentiality. We also rely on nondisclosure agreements with our employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of our products.

Seasonal Nature of the Business

        Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place, and large commercial systems. The seasonality of the sports market has also played a part in our sales and profit fluctuations. As a result, sales and net income in the first and second quarters of a fiscal year tend to be higher than in the third quarter of that fiscal year, followed by higher levels in the fourth quarter, leading into the first quarter of the following year.

        This seasonality is caused by sales related to facilities for football and other fall sports in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall, and finally facilities for baseball and other spring and summer sports in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality not related to holidays are generally not found in our commercial and transportation markets, although the impact of large orders in those markets can cause significant fluctuations in sales and profits. Approximately 60% of our sales are in the sports markets, 30% percent in the commercial market, and the remainder in transportation.

        Gross margins on large orders tend to fluctuate more than those for smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins and are subject to greater competitive factors. Although we follow the percentage of completion method of recognizing revenues for these larger orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

Working Capital Items

        On large product orders, the time between order accrual and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. We often receive down payments or progress payments on these orders. To the extent that these payments are not sufficient to fund the costs and expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

Customers

        The primary markets we serve, along with types of customers, are as follows:

Markets	Types of Customers
Sports	Elementary and secondary schools, colleges and universities, recreation centers, professional sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers and motor racing.

Commercial	Retailers, hospitality providers, quick serve restaurants, outdoor advertisers, financial institutions, casinos, pari-mutual racing and other businesses.

Transportation	State and local departments of transportation, airlines, airports and related industries, parking facilities and transit authorities.

        We have a large and diverse customer base. As a result, the loss of a major customer would not have an adverse impact on us. No single customer accounted for more than 10% of our revenue in fiscal year 2005.

Backlog

        Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $73 million as of April 30, 2005 and $54 million as of May 1, 2004. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future net sales or net income. While orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.

Government and Other Regulation

        In the United States and other countries, various laws and regulations, including zoning ordinances, restrict the installation of outdoor signs and displays, particularly in the commercial market. These regulations may impose greater restrictions on electronic displays due to alleged concerns over aesthetics or driver safety if a “moving” display is located near a road or highway. These factors may prevent or inhibit us from selling products to some prospective customers.

        Some of our products are tested to safety standards developed by Underwriters Laboratories® in the United States, as well as similar standards in other countries. We design and produce our products in accordance with these standards. Our printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. Our manufacturing operations must also meet various safety related rules and regulations. We believe we are in compliance with all applicable governmental laws and regulations.

Competition

        The large electronic display industry is highly fragmented and characterized by intense competition from a variety of sources. There are a number of established manufacturers of competing products who may have greater market penetration in certain market niches or greater financial, marketing and other resources. Competitors might also attempt to copy our products or product features. Because a customer’s budget for the purchase of a large screen electronic display is often part of that customer’s advertising budget, we may also compete with other forms of advertising, such as television, print media or fixed display signs.

        Many of our competitors compete in only one or a few of the market niches we serve. There are generally more competitors in markets that require less complicated display systems, such as the high school scoreboard market and the commercial market, including banks and small retail store displays. As the needs of a customer increase and the display systems become more complex, there are generally fewer competitors. However, due to the high profile nature of larger complex display systems, the competition may be more intense.

        During fiscal year 2003 and into 2004, there was a considerable amount of change in competitors in the video display portion of our business. The changes included new competitors and consolidation of competitors. In addition, in fiscal year 2005, we began to experience greater pricing pressures from competitors who seem to be attempting to gather market share at the expense of profits. Although these changes have an impact on the market as a whole, we are confident that we can continue to grow and expand our business because of our experience and approach to the market.

        We compete based on our broad range of products and features, complementary services, advanced technology, prompt delivery, and reliable and readily available customer service and support. We also strive to provide cost effective products and solutions for our customers. Contrary to our focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower cost display systems, which are of a lesser quality with lower product performance or customer support. If a customer focuses principally on price, we are less likely to obtain the sale. To remain competitive, we must continue to enhance our existing products, introduce new products and product features, and provide customers with cost effective solutions to their display needs.

Research and Development

        We believe our engineering capability and experience are unparalleled among our competitors and our product development capability will continue to be a very important factor in our market position.

        Product development expenses for fiscal years 2005, 2004 and 2003 were approximately $10,499,000, $8,126,000, and $6,918,000, respectively.

Environmental Concerns

        We believe that we do not have any environmental issues which would materially affect capital expenditures, earnings or our competitive position in the marketplace.

Employees

        As of April 30, 2005, we employed 1,120 full-time employees and 510 part-time and temporary employees. Of these employees, approximately 670 were in manufacturing, 546 in sales, marketing and customer service, 340 in engineering, and 115 in administration. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

Financial Information About Geographic Areas

        See Note 1 of the Consolidated Financial Statements for financial data pertaining to our geographic operations.

Available Information

             Our website is at http://www.daktronics.com. We make available free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. The reports are also available through a link to the Commission’s website at http://www.sec.gov. Information contained on our website or linked through it is not part of this report.

Directors and Executive Officers of the Registrant

        The following sets forth information regarding our officers and directors as of June 20, 2005:

NAME	AG	E	POSITION
Aelred J. Kurtenbach	71		Chairman of the Board
James B. Morgan	58		President, Chief Executive Officer, and Director
Frank K. Kurtenbach	67		Vice President, Sales and Director
William R. Retterath	44		Chief Financial Officer and Treasurer
Carla S. Gatzke	44		Personnel Manager and Corporate Secretary
Seth T. Hansen	42		Vice President, Sports Systems
Reece A. Kurtenbach	40		Vice President, Video Systems
Bradley T. Wiemann	42		Vice President, Commercial and Transportation Markets

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

         Frank J. Kurtenbach joined the Company in 1979 as Sales Manager of the Standard Scoreboard Division of the Company, which was expanded to include other products in 1981. He served as Sales Manager for the Company from 1982 through 1993, as a Director since 1984 and as Vice President, Sales since 1993. Mr. Kurtenbach has an M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

         William R. Retterath, CPA joined the Company in 2001 as its Chief Financial Officer and Treasurer. During 2001, before joining the Company, Mr. Retterath served as the Chief Financial Officer of MQSoftware, Inc., and from 1999 through 2000, he was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche. Mr. Retterath holds a B.S. in Accounting from the University of Minnesota.

        Carla S. Gatzke joined the Company in 1981 while earning her bachelor’s degree in electrical engineering from South Dakota State University. Upon graduation, she worked full-time for the Company as a Systems Sales Engineer. After a leave of absence to complete a Master’s in Business Administration at Drake University, she served as manager of Star Circuits, Inc., our circuit board subsidiary. In 1992, she moved to Administration and currently manages our Personnel and Enterprise Information Systems departments. Ms. Gatzke is the daughter of Aelred Kurtenbach.

        Reece A. Kurtenbach joined the Company in 1991 as an applications engineer on large display projects. In 1994, he became the manager of what is today our video products engineering group and in 2004 was appointed Vice President, Video Systems. Mr. Kurtenbach received a B.S. degree from South Dakota State University in electrical engineering, with minors in math and computer science. Mr. Kurtenbach is the son of Aelred Kurtenbach.

        Bradley T. Wiemann joined the Company in 1993 as an engineer focusing in our commercial and transportation products after spending a number of years with Rockwell International, where he was involved in flight control systems. In 2004, he was appointed Vice President, Commercial and Transportation Markets of the Company, which is an area where he has provided leadership for a number of years. Mr. Wiemann holds an M.S. degree in electrical and computer engineering from the University of Iowa and a B.S. degree in electrical engineering from South Dakota State University.

        Seth T. Hansen, PE joined the Company in 1985 as a design engineer. In 2004, he was appointed Vice President, Sports Systems, where he oversees project management activities and sales administration. Mr. Hansen has an M.S. degree in electrical engineering and a B.S. degree in electrical engineering from South Dakota State University.

Item 2. PROPERTIES

        We currently own and occupy a total of approximately 376,000 square feet of space located on a Company-owned 45-acre site in Brookings, South Dakota. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary. Daktronics Canada, Inc. occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement. We lease an additional 59,000 square feet related to our sound system business in Topeka, Kansas. The majority of our sales and service offices located throughout the United States and Europe are small offices, generally consisting of less than 5,000 square feet leased under operating leases.

Item 3. LEGAL PROCEEDINGS

        We are involved in a variety of legal actions relating to various legal matters that arise in the normal course of business. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2005.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently is quoted on the NASDAQ National Market under the symbol “DAKT”. As of June 3, 2005, we had 505 shareholders of record. Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years:

	Fiscal Year 2005		Fiscal Year 2004

	High	Low	High	Low

1st Quarter	$25.99	$20.44	$19.38	$14.20
2nd Quarter	$26.49	$21.55	$17.90	$14.31
3rd Quarter	$29.94	$22.46	$27.75	$14.62
4th Quarter	$25.70	$19.62	$27.50	$21.12

        On May 26, 2005, our Board of Directors declared an annual dividend payment of $.10 per share on our common stock for the year ending April 30, 2005. Before this declaration, we had never paid cash dividends on our stock. Although we expect to continue to pay annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and determined and declared by the Board in its discretion. In addition, our credit facility imposes limitations on our ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003, and the balance sheet data at April 30, 2005 and May 1, 2004, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of income data for the years ended April 2002 and April 2001 and the balance sheet data at April 2003, 2002 and 2001 are derived from audited financial statements not included in this report.

	2005	2004	2003	2002	2001

Income Statement Data:
Net Sales	$230,346	$209,907	$177,764	$148,773	$152,331
Operating Income	19,436	27,530	19,825	9,103	14,451
Net Income	15,660	17,727	12,458	4,892	8,685
Diluted Earnings per Share*	0.78	0.89	0.64	0.25	0.46
Weighted Average Diluted Shares Outstanding*	20,137	19,936	19,515	19,230	18,874

Balance Sheet Data:
Working Capital	$62,287	$51,681	$39,700	$28,353	$26,967
Total Assets	151,462	126,236	102,527	87,346	90,214
Long-Term Liabilities	5,556	4,675	8,083	11,567	11,925
Shareholders' Equity	103,910	86,264	65,303	51,501	45,823

_________________

*

Amounts have been adjusted for the two-for-one stock split approved on May 24, 2001.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the principal factors affecting changes in our financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW

        We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include sports, commercial and transportation markets.

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sports facilities and colleges and universities, as well as the seasonality of the sports market. Net sales also have fluctuated due to other seasonality factors, including the timing of the various sports seasons and the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

        We operate on a 52 to 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal year 2003 contained 53 weeks, and the first quarter of fiscal year 2003 contained 14 weeks as compared to the more typical 52-week year and 13-week quarter.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of our financial statements, which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

        Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Generally, contracts entered into have fixed prices established, and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as any such changes in estimates are known.

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of April 30, 2005, we had an allowance for doubtful accounts balance of approximately $1.0 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of April 30, 2005, we had a total of approximately $5.0 million reserved for warranty costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. As of April 30, 2005, we had $2.9 million of deferred revenue related to extended warranty and product maintenance.

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

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Income for the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.2	65.5	66.7

Gross profit	31.8	34.5	33.3
Operating expenses	23.4	21.4	22.1

Operating income	8.4	13.1	11.2
Interest income	0.7	0.5	0.4
Interest expense	(0.1)	(0.2)	(0.5)
Other income (expense), net	0.3	0.3	0.5

Income before income taxes	9.3	13.7	11.6
Income tax expense	2.5	5.2	4.6

Net income	6.8%	8.5%	7.0%

Net Sales

Fiscal Year 2005 as compared to Fiscal Year 2004
        Net sales increased 9.7% to $230.3 million for fiscal year 2005 as compared to $209.9 million for fiscal year 2004. Net sales increased in our sports and commercial markets and declined slightly in our transportation market. Net sales increased on a domestic basis and declined internationally. As a percent of overall net sales, standard product sales were approximately 30% of total net sales. We began to see much greater competition in the video products area of our business in the fourth quarter of fiscal year 2005 as compared to prior periods. We believe that this competitive level will continue into fiscal year 2006, but that in the long term, the competitive environment will revert back to levels more consistent with prior years. We have begun to see the effect this competition has had on weakening certain competitors, and we are optimistic that we can improve our performance during fiscal year 2006. We also intend to maintain our market share during this period of more intense competition and to continue our history of growing market share. We believe that as a result of our diversification, mix of products and services and various other factors, we will be able to continue to grow sales in excess of 15%, annually over the long term.

        The increase in net sales in the sports market resulted from an increase in sales to mid-sized and small facilities which was offset by a decline in professional sports facilities. In addition, net sales increased on a domestic basis in the sports market but declined on an international basis. The sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which causes net sales as a whole to fluctuate year to year. The mid-sized and smaller facilities experience more consistency in growth rates due to the greater number of facilities. As a whole, the number of new construction and major renovations for professional facilities in fiscal year 2005 was down as compared to 2004, but is expected to increase slightly in fiscal year 2006. In addition, we had expected a greater rate of growth on transactions supported by our sports marketing division, which grew at a lower rate then expected. These two factors, plus the general risk of timing of orders led to the overall lower than expected growth rate. The growth in the mid-sized and smaller facilities is the result of factors similar to prior years, including the expanding market, with smaller facilities spending more on larger, more complicated display systems, our product and services offering, which remains the most integrated and comprehensive offering in the industry, and our network of sales and service offices, which are important to support our customers. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities and the sports business in general is a recession-resistant business.

        Orders (as opposed to net sales) in the sports market performed much better in fiscal year 2005 as compared to 2004. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same niches as net sales. On an international basis, orders declined in fiscal year 2005 from fiscal year 2004 which we attribute to its inherent volatility.

        The increase in net sales in the commercial market for fiscal year 2005 as compared to fiscal year 2004 exceeded 45% on a worldwide basis, with much of the increase coming from growth domestically. The commercial market grew on an international basis as well, with net sales up over 25% in fiscal year 2005 as compared to 2004. The growth includes better performance in custom contracts and standard products. This improved performance continued due to the benefit of an expanding line of products, a growing distribution network and growth in product acceptance, as commercial establishments better understand the advantages of electronic displays as an advertising media. These positive factors are partially offset by the constraints that exist in the marketplace related to obtaining permits to install outdoor electronic displays. In addition, we are seeing more interest in the commercial market for custom video systems, as prices on video displays have been declining and have become more affordable, expanding the market for their use. Growth in the commercial market depends on the state of the economy, which was not affected in fiscal year 2005 as compared to 2004. The increase in orders for the year in this market was due to the same factors affecting net sales.

        We believe that the commercial market will continue to see growth in the future. We also believe that sales in the commercial market are expected to continue expanding at rates faster than in other markets. Finally, we believe that national account business could lead to faster growth rates depending on our success in booking orders in this niche.

        The 6% decrease in net sales in the transportation market in fiscal year 2005 as compared to fiscal year 2004 is due primarily to a decline in business in the aviation niche of this market, which we attribute to the state of the airline industry. Net sales of our standard VanguardR product line increased in fiscal year 2005 as compared to fiscal year 2004. The increase in our core transportation segment, primarily Vanguard displays, was due to growing product acceptance and importance in managing traffic and informing motorists. In addition, orders, excluding the aviation niche, were up almost 10% in fiscal year 2005 as compared to fiscal year 2004.

        As a result of current legislation in Congress related to federal spending on transportation, we are optimistic that the government will fund increases in spending within the intelligent transportation segment of the transportation market, which would benefit us by providing funds to purchase our products.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Net sales increased 18.1% to $209.9 million for fiscal year 2004 as compared to $177.8 million for fiscal year 2003. Net sales in all three of our markets increased in fiscal year 2004 over fiscal year 2003. The increase in sports markets was across all components, from smaller institutions, such as high schools and recreation centers, to professional sports facilities. The most significant area of growth was in the professional sports facilities as a result of a number of large contracts signed during fiscal year 2004 and in the prior fiscal year. We believe that sales in the sports market increased in fiscal year 2004 due primarily to an expanding market as our products have become more affordable; the number of and quality of additional services we offered to customers, such as sports marketing services; and our overall product offerings, which we believe are the most complete and integrated systems in the marketplace. In addition, we benefited from our network of sales and service offices located throughout the United States and Canada and, beginning in fiscal year 2004, in Europe, giving us the ability to serve our customers more effectively. Finally, during the second half of fiscal year 2003, there were significant changes in the mix of competitors seeking business in the United States sports market, while at the same time, we aggressively pursued business outside of North America.

        Orders in the sports markets were also up during fiscal year 2004 as compared to fiscal year 2003 in all areas. Most of the increase in order bookings was concentrated in the professional sports facilities and the smaller sports facilities for substantially similar reasons as described above.

        The increase in net sales for the commercial market was the result of the factors indicated for growth in fiscal year 2005. In addition, we focused on sales to national accounts, primarily retail organizations and billboard companies, with greater success beginning in fiscal year 2004. During the year, sales to this area of the market increased significantly due to increased sales to a limited number of national accounts.

        The increase in sales in the transportation market was due to a number of factors, including the overall product offerings and our efforts in previous years to grow and develop our relationships with customers, including departments of transportation and transportation system integrators, resulting in repeat sales.

Backlog
        Our backlog at the end of fiscal year 2005 was approximately $73 million as compared to approximately $54 million at the end of fiscal year 2004. The growth in the backlog as a percent of fiscal year 2004 backlog was the highest in the commercial market due to increased volume and the effects of a few larger orders booked in the fourth quarter of fiscal year 2005. Backlog also increased over fiscal year 2004 in the sports and transportation markets. Overall, the increase was the result of the record quarter we experienced in order bookings as compared to previous quarters. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected as explained previously herein. In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

        We occasionally sell products in exchange for advertising revenues from the scoreboard or display. These revenues represented less than 10% of net sales for each of fiscal years 2005, 2004 and 2003. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations.

Gross Profit

Fiscal Year 2005 as compared to Fiscal Year 2004
        Gross profit increased 1.0% from $72.5 million in fiscal year 2004 to $73.2 million in fiscal year 2005. As a percent of net sales, gross profit decreased from 34.5% in fiscal year 2004 to 31.8% in fiscal year 2005. The increase in gross margin dollars was due to the higher level of net sales discussed above, offset by a decline in the gross profit percentage. The decrease in the percentage was due to a number of factors, including a much more competitive environment, especially in the second half of fiscal year 2005 as compared to fiscal year 2004; much less contribution derived from lower raw materials costs, as we did not experience the level of price declines in fiscal year 2005 as compared to fiscal year 2004; higher freight costs, lower absorption of overhead costs, as we planned for greater sales which did not occur due to order delays; the decline in on-site favorable variances; and various other factors.

        We continue to strive towards higher gross margins as a percent of net sales, although depending on the competitive environment, the actual mix and level of future sales and other factors as described elsewhere, margin percentages may not increase and could decrease from the level of fiscal year 2005.

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

Operating Expenses

Fiscal Year 2005 as compared to Fiscal Year 2004
        Operating expenses, which are comprised of selling, general and administrative and product design and development costs, increased by approximately 19.7% from $44.9 million in fiscal year 2004 to approximately $53.8 million in fiscal year 2005. The changes in the various components of operating expenses are explained below.

Fiscal Year 2004 as compared to Fiscal Year 2003
        For fiscal year 2004, operating expenses increased by approximately 14.3% from $39.3 million in fiscal year 2003 to approximately $44.9 million in fiscal year 2004. For fiscal year 2003, all components of operating expenses were affected as a result of the year containing 53 weeks as opposed to the 52 weeks included in fiscal year 2004. In addition, during the fiscal year ended May 1, 2004, we incurred higher profit sharing plan contributions than in fiscal year 2003, which affected all areas.

        Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Selling expenses increased 20.3% to $32.8 million for fiscal year 2005 as compared to $27.3 million in fiscal year 2004. As a percentage of net sales, selling expenses were 14.3% and 13.0% of net sales in fiscal years 2005 and 2004, respectively. The increase in selling expense, both in terms of dollars and as a percent of net sales, resulted from higher levels of personnel costs, travel and entertainment expenses, depreciation, commissions on sales, and other costs associated with a higher number of employees. The increase in the number of employees was planned and corresponded to the growth in order bookings during the fiscal year, which was up over 15% in fiscal year 2005 as compared to fiscal year 2004. The planned increase in the number of employees was also due to hiring additional personnel to support various investments made into growing areas, such as sports marketing, narrowcasting, international operations, the increased number of domestic sales and service offices, and the two smaller acquisitions during fiscal year 2005. The increase in travel and entertainment expense is due to having more employees in fiscal year 2005, in addition to some one-time marketing events we sponsored and the increased investment in the international market. Higher depreciation costs are primarily due to the increased investment in demonstration products. Higher commissions resulted from the higher level of sales. These increases were offset by lower employee benefit costs. We expect that although we will continue to invest in organic growth because we believe the risk to be less than that incurred with acquisitions, selling expense is expected to decline in the first quarter of fiscal year 2006 as compared to the fourth quarter of fiscal year 2005. This expectation could change based on how much investment ultimately is required in current initiatives underway, including our development of a presence in China and various other locations ProTour™ video displays associated with narrowcasting and other items.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Selling expenses increased 9.4% to $27.3 million for fiscal year 2004 compared to $25.0 million in fiscal year 2003. As a percentage of net sales, selling expenses were 13.0% and 14.0% of net sales in fiscal years 2004 and 2003, respectively. The increase in selling expense dollars resulted from higher levels of personnel and related infrastructure, higher travel and entertainment costs related to international business and regional support initiatives, greater depreciation costs related to demonstration equipment and higher marketing and sales literature costs focused primarily on the larger sports venues as that market became more competitive. These increases were offset by lower bad debt expense and lower write-downs of demonstration equipment, as explained below.

        General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles, and the costs of supplies.

Fiscal Year 2005 as compared to Fiscal Year 2004
        General and administrative costs increased approximately 9.7% to $10.4 million in fiscal year 2005 compared to $9.5 million for fiscal year 2004. As a percent of net sales, general and administrative expenses were 4.5% for both fiscal years 2005 and 2004. The increase was due to higher costs of personnel and related infrastructure to support our growth; higher professional fees in large part due to the costs of the research and development tax analysis discussed below; higher training costs, as we placed more emphasis on training, especially new employees; higher information systems costs and the costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. We expect that for fiscal year 2006, general and administrative expenses will decline as a percent of sales but will increase in total dollars. This could change based on the level of investment required for continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the extent of costs associated with international expansion opportunities.

Fiscal Year 2004 as compared to Fiscal Year 2003
        General and administrative costs increased approximately 28.1% to $9.5 million in fiscal year 2004 compared to $7.4 million for fiscal year 2003. As a percent of sales, general and administrative expenses were 4.5% and 4.2% of net sales for fiscal year 2004 and 2003, respectively. The increase was due to higher costs of personnel and related infrastructure to support our growth; higher professional fees associated with international expansion and sales, patent and other intellectual property matters; implementation of portions of the Sarbanes-Oxley Act of 2002; higher employee relations costs; higher costs of information systems infrastructure; more charitable contributions, and increased insurance rates related to growth. These costs were partially offset by a decline in shareholder relations costs.

        Product design and development expenses consist primarily of salaries, other employee-related costs, and facilities and equipment-related costs and supplies.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Product development expenses increased approximately 29.2% to $10.5 million in fiscal year 2005 compared to $8.1 million in fiscal year 2004. As a percent of sales, product development expenses were 4.6% and 3.9% of net sales for fiscal years 2005 and 2004, respectively. Product development activities increased in all four of our product families during fiscal 2005. The most significant investment we made during fiscal year 2005 was the development of our new ProTourTM product line as described elsewhere in this report. The development costs were greater than we expected and are the primary factor in causing product development expenses to exceed our target of 4% of net sales. This development included two product releases and tooling and related components that were duplicative costs as we improved our design. During fiscal year 2005, we introduced a number of other new products, in addition to our ProTourTM line, including enhanced and new controllers, improvements in our sports software and standard displays across all product development groups, and our newest generation of our ProStarR technology.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Product development expenses increased approximately 17.5% to $8.1 million in fiscal year 2004 compared to $6.9 million in fiscal year 2003. As a percent of sales, product development expenses were 3.9% of net sales for both fiscal years 2004 and 2003. Product development activities increased in all four of our product families during fiscal 2004 and generally focused in the same areas as in fiscal year 2003 as we enhanced and expanded our product offerings. The transportation products area contained the greatest percentage growth increase, followed by business products. During fiscal year 2004, we introduced a number of new products including the Galaxy® 3200 series displays, the V-NetTM narrowcasting solution, and the three millimeter ProStar® series, which resulted in increased product development expenditures. We also improved its controllers, displays and software solutions.

Interest Income

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in marketable securities and temporary cash investments that generate interest income.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Interest income increased 43.3% to $1.5 million for fiscal year 2005 as compared to $1.0 million for fiscal year 2004. Interest income was approximately 0.7% and 0.5% of net sales for fiscal years 2005 and 2004, respectively. The increase was attributable to the growth of temporary cash investments and marketable securities as a result of the increased cash flow during the year.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Interest income increased 46.1% to $1.0 million for fiscal year 2004 as compared to $0.7 million for fiscal year 2003. Interest income was approximately 0.5% and 0.4% of net sales for fiscal years 2004 and 2003, respectively. The increase was attributable to the growth in long-term receivables related to financing customer transactions and the growth of temporary cash investments and marketable securities created as a result of the increased cash flow during the year.

Interest Expense

        Interest expense is comprised primarily of interest cost on our notes payable and other long-term debt.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Interest expense decreased 55.9% to $0.2 million as compared to $0.5 million in fiscal year 2004. The decline was the result of lower levels of debt outstanding during the year.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Interest expense decreased 46.7% to $0.5 million as compared to $0.9 million in fiscal year 2003. The decline was the result of lower overall levels of debt outstanding under term loans during fiscal year 2004.

Income Taxes

Fiscal Year 2005 as compared to Fiscal Year 2004
        Income taxes decreased 47.0% to $5.8 million in fiscal year 2005 as compared to $10.9 million in fiscal year 2004. This decrease was principally due to lower pre-tax income and the benefits associated with research and development tax credits. During fiscal year 2005, we reviewed our prior years’ claims for research and development tax credits and concluded that additional research and development expenses qualified for the credit. As a result, we amended our returns for fiscal years 2001 though 2004, realizing additional research and development tax credits in excess of $2 million. Included in general and administrative costs were professional fees of approximately $0.5 million associated with this effort. The effective rate of 27.0% for fiscal year 2005 compares to 38.1% in fiscal year 2004. The change in the effective rate is primarily due to the benefit of this credit related to prior years. We expect that the effective rate will increase in fiscal year 2006 to a range of 37% to 38%, depending on the effects of recent repeal of the extraterritorial tax deduction, discussed below, and the effect of state income taxes, which vary from year to year based on the location of larger projects.

        Over the course of the last three years, the World Trade Organization (“WTO”) has ruled that the provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) are prohibited export subsidies under the rules of the WTO. Federal legislation was recently signed into law that repealed ETI in the future in favor of a deduction relating to income attributable to domestic production activities. We have not yet fully evaluated the provisions of this new legislation; however, the ETI is being phased out over time beginning in calendar year 2005, when the ETI benefits get reduced to 80%. The new provisions will allow a deduction that could reduce taxable income by 9.0%, or 9.0% of qualified production activities income, whichever is less. The full benefit of this provision will not be achieved until 2010. The effects on future years are being evaluated.

Fiscal Year 2004 as compared to Fiscal Year 2003
        Income taxes increased 34.5% to $10.9 million in fiscal year 2004 as compared to $8.1 million in fiscal year 2003. This increase was principally due to the higher net income on a pre-tax basis. The effective rate of 38.1% for fiscal year 2004 compares to 39.4% in fiscal year 2003. The change in the effective rate is primarily due to the level of international sales, which generate a tax deduction, as well as lower anticipated state income taxes due to the mix of business by state.

Liquidity and Capital Resources

        Working capital was $62.3 million at April 30, 2005 as compared to $51.7 million at May 1, 2004. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for fiscal year 2005 was $22.4 million. Net income of $15.7 million plus depreciation and amortization of approximately $7.4 million and increases in accounts payable, accrued expenses and customer deposits and decreases in accounts receivable were offset by increases in long-term receivables, inventories and income taxes receivable.

        Cash used by investing activities consisted of $13.5 million used to purchase property and equipment. During fiscal year 2005, we invested approximately $1.8 million in equipment to be used as demonstration equipment, primarily related to new product introductions, including our new ProTourTM video display and related components, updated versions of our ProStar® video display, and trailer-mounted versions of our standard Galaxy product line; approximately $3.4 million in new facilities, including $1.4 million expansion of our manufacturing facilities in Brookings, South Dakota and $1.6 million in office space and production facilities in Clearwater, Florida; approximately $2.7 million in manufacturing equipment, consisting of tooling for new product lines, electronic assembly equipment and various other items; approximately $2.1 million on information systems hardware and software; approximately $0.8 million in office furnishings and equipment; and approximately $2.7 million in various other items. These purchases were made to support our continued growth and to replace obsolete equipment. Finally, during fiscal year 2005, we invested approximately $4.1 million in marketable securities, primarily long-term, tax-exempt, auction-rate securities.

        During the third quarter of fiscal year 2005, we made two acquisitions costing us approximately $1.0 million in cash for the operating assets of Dodge Electronics, Inc. and 100% of the outstanding stock of European Timing Systems, Ltd. Included in the acquisitions was approximately $1.1 million of goodwill.

        Cash used by financing activities included approximately $1.4 million, net, used to pay down our long-term debt and $0.2 million in payments on our notes payable offset by approximately $0.8 million in proceeds from the exercise of stock options.

        Included in receivables as of April 30, 2005 was approximately $0.8 million of retainage on long-term contracts, all of which is expected to be collected in one year.

        We have used and expect to continue to use cash reserves and, to a lesser extent, as necessary, bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. We often receive down payments or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2005, 2004 and 2003 were $10.5 million, $8.1 million, and $6.9 million, respectively. We intend to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays. We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

        Credit agreements: We have a credit agreement with a bank which provides for a $20 million line of credit and which includes up to $5.0 million for standby letters of credit. The line of credit is due on October 1, 2005. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.65% at April 30, 2005). As of April 30, 2005, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.2 million line of credit. The line of credit is due on July 31, 2005. The interest rate on the line of credit is equal to 1.0% above the prime rate of interest (4.25% at April 30, 2005). As of April 30, 2005, $0.1 million had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        We are sometimes required to obtain performance bonds for display installations. We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 30, 2005, we had $15.2 million of bonded work outstanding against this line.

        We believe that if our growth extends beyond current expectations or if we make any strategic investments, we may need to increase the amount of our credit facility. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender or other sources. We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

Contractual Obligations and Commitments

        We enter into various debt, lease, purchase and marketing obigations that require payments in future periods. Debt obligations represent primarily bank loans. Lease obligations relate primarily of leased office space. Marketing obligations relate to payment due in future periods for payments due for those sales where we sold and installed our equipment in exhange for future advertising revenue. When certain advertising revenues are met, the excess cash is owed back to the customer. Contractual cash obligations represent future payments for inventory and advertising rights purchase commitments.

        As of April 30, 2005, our debt, lease and purchase obligations were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long term debt	$1,080	$909	$126	$45	$-

Long term marketing obligations	899	304	458	137	-

Operating leases	1,477	728	697	52	-

Unconditional purchase obligations	164	-	110	54	-

Contractual cash obligations	$3,620	$1,941	$1,391	$288	$-

Other commercial commitments

Lines of credit	$79	$79	$-	$-	$-

Standby letters of credit	3,810	3,735	75	-	-

Guarantees	250	250	-	-	-

Total commercial commitments	$4,139	$4,064	$75	$-	$-

Inflation

        We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Business Risks and Uncertainties

        A number of risks and uncertainties exist which could impact our future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, our success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth below.

        Competition could result in lower sales and decreased margins. We operate in highly competitive markets that, in certain portions of the business, are highly fragmented. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs. Competition could result in not only a reduction in net sales but also in the prices charged by us for our products. To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

        Our business may suffer if we are not successful in our efforts to keep up with a rapidly changing product market. The electronic display industry is characterized by ongoing product innovations and developments in display and controller technology. Competitors could develop new or superior products to increase their share of the markets. Our future success in addressing the needs of our customers will depend in part on our ability to continue to make timely and cost-effective product innovations and developments.

        We enter into fixed-priced contracts on a regular basis. If our actual costs exceed original estimates on these contracts, our profits will be reduced. The majority of contracts we enter into are on a fixed-price basis. Although we benefit from cost savings, we have a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to; increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or delay in performing their obligations. These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact profits.

        Backlog may not be indicative of future revenue. Customers may cancel or delay projects for reasons beyond our control. Orders normally contain cancellation provisions which permit the recovery of costs expended and a portion of the anticipated profit in the event a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of revenues could be affected, and projects may remain in the backlog for extended periods of time. Revenue recognition occurs over longer periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. For these reasons, backlog may not be indicative of future revenues.

        Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and, as such, net sales and profits from international sales could be adversely impacted. For fiscal year 2005, revenue outside the United States represented approximately 11% of our consolidated net sales. In fiscal 2004, approximately 13% of our consolidated net sales were derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

        Our financial performance may vary significantly from quarter to quarter, making it difficult to estimate future revenue. Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts we enter into generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. Furthermore, because a significant portion of our operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on our quarterly operating results. Therefore, quarterly operating results may be subject to significant variations, and operating performance in one quarter may not be indicative of future performance.

        Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation. We provide warranties on our products generally for terms of five years or less in the case of standard products and one year or less in the case of custom orders. In addition, in response to customer needs, we regularly offer extended warranties. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. Although we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on operations. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect our reputation.

        Product liability claims not covered by insurance could adversely affect our financial condition and results of operations. We may be subject to product liability claims involving claims of personal injury or property damage. Although we maintain product liability insurance coverage to protect us in the event of such a claim, our coverage may not be adequate to cover the cost of defense and the potential award. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

        Large contracts represent a significant portion of our accounts receivable and costs and estimated earnings in excess of billings. We closely monitor the credit worthiness of our customers and have not, to date, experienced significant credit losses. Significant portions of our sales are to customers who place large orders for custom products. We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, because some of the exposure is outside of our control, unanticipated events could have a material adverse impact on our operating results.

        The terms and conditions of our credit facility impose restrictions on our operations, and we may not be able to raise additional capital, if needed. The terms and conditions of our $20 million revolving credit facility impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained earlier in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility to be immediately due and payable. As of April 30, 2005, we were in compliance with all financial and other covenants of its credit facility.

        Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. It is anticipated that borrowings from the existing credit facility and cash provided by operating activities should provide sufficient funds to finance capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due. However, if additional capital is required, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all.

        Our business is partially subject to risks of terrorist acts and, to a lesser degree, acts of war. Terrorist acts and, to a lesser degree, acts of war may disrupt our operations as well as the operations of our customers. Such acts have created an interruption of orders and delays in orders already booked primarily in sports facilities and destination sites. Any future terrorist activities and, to a lesser degree, acts of war, could create additional uncertainties forcing customers to further reduce or delay their spending or cancel or delay already planned projects, which could have a material adverse impact on our business, operating results and financial condition.

        Our common stock has at times been thinly traded, which may result in low liquidity and price volatility. The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet shareholders’ expectations, and the prices at which it trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception that such sales could occur.

        We may fail to continue to attract, develop and retain key management and other key employees, including technical engineering talent, which could negatively impact our operating results. We depend on the performance of our senior management team and other key employees, including engineering talent in product design. The loss of certain members of our senior management, including our Chairman or Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel. We do not have employment agreements with the executive officers or other employees but we do maintain key person life insurance on the Chairman of the Board, the Chief Executive Officer and the Vice President — Sales.

        Provisions in our charter documents and under South Dakota law might deter acquisition bids for us. There are provisions in our charter and other provisions under South Dakota law that could make it more difficult for a third party to acquire us, even if doing so would benefit the stockholders. Our articles of incorporation provide for a classified board consisting of three classes of directors. A classified board generally makes it more difficult to replace directors and to acquire our company. In addition, we are governed by the provisions of the current South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition”, as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner. There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination”, as defined in the SD Act, with an “interested shareholder”, as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner.

        We may be unable to protect our intellectual property rights. We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. A failure to protect proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position. In addition, even if we are successful in protecting our intellectual property rights or defending ourselves against a claim of infringement, any related dispute or litigation could be costly and time-consuming.

        We maintain inventory that is subject to obsolescence and write downs to the extent it is replaced through product enhancements or advances in technology. As a result of our products being subject to continuous enhancements and design changes, inventory held by us is subject to the risk of obsolescence and excess levels that may not be saleable. Losses incurred as a result could have a material impact on our future profits.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect that implementation of SFAS No. 151 will have a material effect on our consolidated financial condition or results of operations.

        On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123R as amended by the Securities and Exchange Commission on April 14, 2005 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

        Through April 30, 2005, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for fiscal year 2005 were approximately 11% of total net sales, of which a portion was denominated in Canadian dollars, euros, or Great Britain Pounds. It is expected that in fiscal 2006, net sales to international markets may increase as a percentage of net sales and that a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

Interest Rate Risks

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of April 30, 2005, our outstanding debt approximated $1.1 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of April 30, 2005. For fixed rate debt, interest rate changes affects our fair market value but do not impact earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of April 30, 2005, our outstanding long-term receivables were approximately $15.1 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of less than $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

Principal (Notional) Amount By Expected Maturity
(in thousands)

	Fiscal Year Ending					There- after

	2006	2007	2008	2009	2010

Assets:
Long-term receivables, including current portion
Fixed rate	5,196	2,386	2,201	1,714	1,281	2,319
Average interest rate	6.5%	6.8%	6.8%	6.2%	6.3%	7.3%
Liabilities:
Long and short term debt
Fixed rate	988	82	23	22	22	22
Long-term marketing obligations, including current portion
Fixed rate	304	164	164	130	114	23
Average interest rate	8.4%	7.7%	8.0%	8.0%	8.0%	8.0%

        The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximate their fair values.

        Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. These balances are immaterial to us as a whole.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 30, 2005 and May 1, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 30, 2005, and May 1, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principals.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Daktronics, Inc.‘s internal control over financial reporting as of April 30, 2005, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Trading Commission and our report dated July 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
July 1, 2005

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 30, 2005	May 1, 2004

CURRENT ASSETS:
Cash and cash equivalents	$15,961	$12,255
Marketable securities	8,105	4,001
Accounts receivable, less allowance for doubtful accounts	23,762	28,686
Current maturities of long-term receivables	5,196	3,771
Inventories	24,612	16,604
Costs and estimated earnings in excess of billings	15,301	12,862
Prepaid expenses and other	1,725	905
Deferred income taxes	5,076	4,375
Income taxes receivable	1,812	813
Rental equipment available for sale	2,733	2,706

Total current assets	104,283	86,978

Property and equipment, net	31,053	25,096
Advertising rights, net	1,722	1,415
Long-term receivables, less current maturities	9,900	10,267
Goodwill	2,621	1,411
Intangible and other assets	1,101	920
Deferred income taxes	782	149

	$151,462	$126,236

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$79	$214
Accounts payable	17,121	12,586
Accrued expenses and warranty obligations	10,973	9,911
Current maturities of long-term debt	909	1,181
Current maturities of long-term marketing obligations	304	115
Billings in excess of costs and estimated earnings	5,463	6,761
Customer deposits	4,164	2,829
Deferred maintenance revenue	2,983	1,700

Total current liabilities	41,996	35,297

Long-term debt, less current maturities	171	1,148
Long-term marketing obligations, less current maturities	595	350
Deferred income	1,357	1,134
Deferred income taxes	3,433	2,043

	5,556	4,675

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 60,000,000 shares; 19,165,369 and 18,886,492 shares issued at April 30, 2005 and May 1, 2004, respectively	17,739	16,406
Additional paid-in capital	2,684	2,274
Retained earnings	83,337	67,677
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	159	(84)

	103,910	86,264

	$151,462	$126,236

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Net sales	$230,346	$209,907	$177,764
Cost of goods sold	157,137	137,436	118,633

Gross profit	73,209	72,471	59,131

Operating expenses:
Selling	32,840	27,305	24,966
General and administrative	10,434	9,510	7,422
Product design and development	10,499	8,126	6,918

	53,773	44,941	39,306

Operating income	19,436	27,530	19,825

Nonoperating income (expense):
Interest income	1,453	1,014	694
Interest expense	(211)	(478)	(897)
Other income (expense), net	768	586	974

Income before income taxes and minority interest	21,446	28,652	20,596
Income tax expense	5,786	10,907	8,107

Income before minority interest	15,660	17,745	12,489
Minority interest in income of subsidiary	-	(18)	(31)

Net income	$15,660	$17,727	$12,458

Earnings per share:
Basic	$0.83	$0.95	$0.68

Diluted	$0.78	$0.89	$0.64

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, April 27, 2002	$13,533	$505	$37,492	$(9)	$(20)	$51,501
Net income	-	-	12,458	-	-	12,458
Foreign currency translation adjustment	-	-	-	-	(18)	(18)

Comprehensive income						12,440
Tax benefits related to exercise of stock options	-	241	-	-	-	241
Exercise of stock options and warrants	718	-	-	-	-	718
Contributions to the employee savings plan	403	-	-	-	-	403

Balance, May 3, 2003	14,654	746	49,950	(9)	(38)	65,303
Net income	-	-	17,727	-	-	17,727
Foreign currency translation adjustment	-	-	-	-	(46)	(46)

Comprehensive income						17,681
Tax benefits related to exercise of stock options	-	1,528	-	-	-	1,528
Exercise of stock options and warrants	655	-	-	-	-	655
Contributions to the employee savings plan	344	-	-	-	-	344
Issuances under employee stock purchase plan	291	-	-	-	-	291
Issuance of common stock in connection with purchase of minority interest	462	-	-	-	-	462

Balance, May 1, 2004	16,406	2,274	67,677	(9)	(84)	86,264
Net income	-	-	15,660	-	-	15,660
Foreign currency translation adjustment	-	-	-	-	217	217
Net gains (losses) on derivative instruments	-	-	-	-	26	26

Comprehensive income						15,903
Tax benefits related to exercise of stock options	-	410	-	-	-	410
Exercise of stock options	835	-	-	-	-	835
Contributions to the employee savings plan	498	-	-	-	-	498

Balance, April 30, 2005	$17,739	$2,684	$83,337	$(9)	$159	$103,910

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Cash flows from operating activities:
Net income	$15,660	$17,727	$12,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,387	6,264	5,685
Amortization	40	125	242
(Gain) loss on sale of property and equipment	(2)	(301)	400
Minority interest in income of subsidiary	-	18	31
Provision for doubtful accounts	(172)	256	(225)
Deferred income taxes, net	56	24	(1,003)
Change in operating assets and liabilities	(592)	(3,082)	(1,744)

Net cash provided by operating activities	22,377	21,031	15,844

Cash flows from investing activities:
Purchase of property and equipment	(13,483)	(9,779)	(5,340)
Cash consideration paid for acquired businesses	(1,024)	-	-
Sales (purchases) of marketable securities, net	(4,104)	(4,001)	-
Proceeds from sale of property and equipment	502	820	1,287

Net cash used in investing activities	(18,109)	(12,960)	(4,053)

Cash flows from financing activities:
Net proceeds (payments) on notes payable	(154)	35	129
Proceeds from long-term debt	50	178	1,594
Principal payments on long-term debt	(1,493)	(5,921)	(7,034)
Proceeds from exercise of stock options and warrants	835	655	718

Net cash used in financing activities	(762)	(5,053)	(4,593)

Effect of exchange rate changes on cash	200	(40)	(18)

Increase in cash and cash equivalents	3,706	2,978	7,180

Cash and cash equivalents:
Beginning	12,255	9,277	2,097

Ending	$15,961	$12,255	$9,277

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

        Nature of business: Daktronics, Inc. and our subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems which are sold in a variety of markets throughout the world and rendering related services, including content development, marketing and maintenance services. Our products are designed primarily to inform and entertain people through the communication of content.

        Fiscal year: We operate on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 30, 2005 and May 1, 2004 consisted of 52 weeks. The year ended May 3, 2003 consisted of 53 weeks.

        Principles of consolidation: The consolidated financial statements include our accounts and our wholly-owned subsidiaries — Daktronics GmbH; Star Circuits, Inc.; Sports Link, Ltd.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Reclassifications: Certain reclassifications have been made to the fiscal year 2004 and 2003 financial statements to conform to the presentation used in the fiscal year 2005 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranties, inventory valuation and the reserve for doubtful accounts.

        Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily of government repurchase agreements and money market accounts, and they are carried at cost that approximates market. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.

        Marketable Securities: We classify our investments in marketable securities as “available-for-sale” or “held-to-maturity” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Any investments that we intend to hold for more than one year are classified as long-term investments. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 4 for a detailed description of our investments in marketable securities.

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

        Equipment other than long-term contracts: We recognize revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment and then only if the revenue is fixed and determinable.

        Long-term receivables and Advertising Rights: We occasionally sell and install our products at facilities in exchange for the rights to sell and retain future advertising revenues. For these transactions, we recognize revenue for the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract and we record the related receivable in long-term receivables. On those transactions where we have not sold the advertising for the full value of the equipment at normal margins, we record the related cost of equipment as advertising rights. Revenue to the extent of the present value of the advertising payments is recognized in long-term receivables when it becomes fixed and determinable under the provisions of applicable advertising contracts. At the time the revenue is recognized, costs of the equipment are recognized based on an estimate of overall margin expected.

        In cases where we receive the advertising rights as opposed to only cash payments, in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights, which were owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

        The cost of advertising rights and deferred costs, net of amortization, was $1,722 as of April 30, 2005 and $1,415 as of May 1, 2004.

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement, which varies from two to 10 years.

        Software: We typically sell our proprietary software bundled with our video displays and certain other products, but we also sell our software separately. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when all of the above-mentioned criteria have been met.

        Services: Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and continuing technical support for operators of our equipment, are recognized as net sales when the services are performed.

        Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the US Dollar. We enter into currency forward contracts to manage these economic risks. As of January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. SFAS No. 133, as amended requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales over the next year, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

        During the fiscal year ended April 30, 2005, we had not recognized any net gain or loss related to the ineffective portion of our hedging instruments, or any net gain or loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. No cash flow hedges were discontinued causing the recognition of a gain or loss in other income (expense), net. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of April 30, 2005, we expect to reclassify $26 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual export sales.

        As of May 1, 2004, we had determined that the derivatives outstanding, which consisted of foreign currency forward contracts that are intended to minimize our exposure on certain foreign currency transactions with notional amounts equal to our exposure on certain euro and Canadian dollar denominated transactions, were not considered hedges. Therefore, they were recognized at fair value in the statement of financial condition, and the changes in fair value for the fiscal year ended April 30, 2005 of approximately ($47) were recognized in other income, net.

        Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years

Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Transportation equipment	5 - 7
Equipment held for rental	2 - 7

         Goodwill and other intangible assets: We account for goodwill and other intangible assets in accordance with SFAS No. 142, and we complete an impairment analysis on an annual basis and more frequently if circumstances warrant.

        Goodwill, net of accumulated amortization, was $2,621 at April 30, 2005 and $1,411 at May 1, 2004. Accumulated amortization was $157 at April 30, 2005 and at May 1, 2004. We performed an analysis of goodwill as of October 30, 2004 and November 2, 2003. The results of the analysis indicated that no goodwill impairment existed as of these dates.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $560 at April 30, 2005 and $550 at May 1, 2004. Accumulated amortization was $524 at April 30, 2005 and $483 at May 1, 2004. Amortization expense for the fiscal years 2005, 2004 and 2003 was $41, $63 and $110, respectively. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 30, 2005 is $28, $1 and $1 for the fiscal years ending 2005, 2006 and 2007, respectively.

        Foreign currency translation: The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity. The operating results of foreign operations are translated at weighted average exchange rates.

        Income taxes: We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Comprehensive income: We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

        The following sets forth the accumulated balances for each item included in the accumulated other comprehensive income:

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income

Balance, April 27, 2002	(20)	-	-	(20)
Net Change	(18)	-	-	(18)

Balance, May 3, 2003	(38)	-	-	(38)
Net Change	(46)	-	-	(46)

Balance, May 1, 2004	(84)	-	-	(84)
Net Change	217	26	-	243

Balance, April 30, 2005	133	26	-	159

        Product design and development: All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2005, 2004, and 2003 were $10,499, $8,126 and $6,918, respectively.

        Advertising costs: We expense advertising costs as incurred. Advertising expenses for fiscal years 2005, 2004 and 2003 were $1,067, $772 and $602, respectively.

        Shipping and handling costs: We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

        Segment reporting: Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, we consider ourselves to be operating in a single industry segment. We have no individual customers that constitute a significant concentration.

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the fiscal year ended:
2005	$206,009	$24,337	$230,346
2004	182,124	27,783	209,907
2003	168,534	9,230	177,764

Long-lived assets as of:
April 30, 2005	$29,597	$1,456	$31,053
May 1, 2004	24,339	757	25,096
May 3, 2003	24,457	332	24,789

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

        A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 follows.

	Net Income	Shares	Per Share Amount

For the year ended April 30, 2005:
Basic EPS	$15,660	18,977	$0.83
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,160	(0.05)

Diluted EPS	$15,660	20,137	$0.78

For the year ended May 1, 2004:
Basic EPS	$17,727	18,708	$0.95
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,228	(0.06)

Diluted EPS	$17,727	19,936	$0.89

For the year ended May 3, 2003:
Basic EPS	$12,458	18,372	$0.68
Effects of dilutive securities:
Exercise of stock options and warrants	-	1,143	(0.04)

Diluted EPS	$12,458	19,515	$0.64

        Options outstanding of 180 shares of common stock and weighted average share prices of $25.67 during the year ended April 30, 2005 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

        Stock-based compensation: At April 30, 2005, we had four stock-based employee compensation plans, which are described more fully in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Net income, as reported	$15,660	$17,727	$12,458
Deduct: Total stock-based method employee compensation expense determined under fair value based method for all awards, net of related tax effects	(650)	(519)	(399)

Pro forma net income	$15,010	$17,208	$12,059

Earnings per share:
Basic-as reported	$0.83	$0.95	$0.68
Basic-pro forma	0.79	0.92	0.66
Diluted-as reported	0.78	0.89	0.64
Diluted-pro forma	0.75	0.86	0.62

        Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Years Ended

	April 30,	May 1,	May 3,
	2005	2004	2003

Dividend Yield	None	None	None
Expected volatility	38%	40%	40%
Risk-free interest rate	3.1% - 3.6%	3.1% - 3.4%	3.1% - 3.3%
Expected life of option	5 yr.	5 yr.	5 yr.

Recent Accounting Pronouncements
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

        On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123R as amended by the Securities and Exchange Commission on April 14, 2005 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

Note 2. Acquisitions

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”) and, on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Our consolidated statements of income include the results of operations of these acquisitions since the respective acquisition dates. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. No amounts have been paid through April 30, 2005. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for a term of up to five years.

        The aggregate cost of these acquisitions was approximately $1,024. Goodwill in the amount of $1,126 was recognized, and approximately $515 of that amount is expected to be fully deductible for tax purposes. Because these transactions are not material to us, no pro forma disclosures have been made.

Note 3. Equipment Held for Sale

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

        During the second quarter of fiscal year 2005, we entered into a plan to sell the rental equipment owned by a wholly-owned subsidiary to allow us to focus more on sales of our new line of ProTourTM displays and to provide deeper support to the display rental market. As a result, this equipment was classified in the balance sheet as rental equipment held for sale and, based on our analysis of recoverability, no loss has been recognized related to the equipment in accordance with SFAS No. 144. The business of equipment rental is not included within discontinued operations, as it does not meet the requirement of SFAS No. 144 that we will continue to have continuing involvement in rental operations through support of other rental companies in a similar fashion, primarily with redesigned products.

Note 4. Selected Financial Statement Data

	April 30, 2005	May 1, 2004

Inventories consist of the following:
Raw materials	$10,446	$6,952
Work-in-progress	5,208	3,053
Finished goods	8,958	6,599

	$24,612	$16,604

Property and equipment consist of the following:
Land	$1,084	$654
Buildings	15,386	12,415
Machinery and equipment	17,592	14,616
Office furniture and equipment	19,382	15,542
Equipment held for rent	835	389
Demonstration equipment	5,245	3,503
Transportation equipment	3,810	3,006

	63,334	50,125
Less accumulated depreciation	32,281	25,029

	$31,053	$25,096

Accrued expenses consist of the following:
Product warranty	$3,813	$3,348
Compensation	4,434	3,675
Taxes, other than income taxes	1,196	1,229
Other	1,530	1,659

	$10,973	$9,911

Note 5. Marketable Securities

        The following is a summary of marketable securities:

	April 30, 2005			May 1, 2004

	Cost	Gross Unrealized Gains (Losses)	Est. Fair Value	Cost	Gross Unrealized Gains (Losses)	Est. Fair Value

Government debt
securities-non U.S.	8,105	-	8,105	4,001	-	4,001

        Proceeds from sales of available-for-sale securities were $23,015 and $0 for the years ended April 30, 2005 and May 1, 2004, respectively. Purchases of available-for-sale securities were $27,119 and $4,001 for the years ended April 30, 2005 and May 1, 2004. The fair value of available-for-sale investments in debt securities by contractual maturity at April 30, 2005 was $8,105 with maturity dates of more than 10 years.

Note 6. Uncompleted Contracts

        Uncompleted contracts consist of the following:

	April 30, 2005	May 1, 2004

Costs incurred	$122,765	$92,390
Estimated earnings	41,045	37,159

	163,810	129,549
Less billings to date	153,972	123,448

	$9,838	$6,101

        Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 30, 2005	May 1, 2004

Costs and estimated earnings in excess of billings	$15,301	$12,862
Billings in excess of costs and estimated earnings	(5,463)	(6,761)

	$9,838	$6,101

Note 7. Receivables

        We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer. On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are generally secured by irrevocable letters of credit.

        Accounts receivable are reported net of an allowance for doubtful accounts of $960 and $1,131 at April 30, 2005 and May 1, 2004, respectively.

        We make estimates regarding the collectability of our accounts receivable, costs and estimated earnings in excess of billings, and other receivables. In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. We charge off receivables at such time as it is determined that collection will not occur.

        In connection with certain sales transactions, we have entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $15,096 and $14,038 as of April 30, 2005 and May 1, 2004, respectively. Contract and lease receivables bearing annual interest at rates of 3.0% to 13.5% are due in varying annual installments through April 2013. Included in accounts receivable as of April 30, 2015 was approximately $806 of retainage on long-term contracts, all of which is expected to be collected in one year.

Note 8. Financing Agreements

        Long-term debt: Long-term debt consists of the following:

	April 30, 2005	May 1, 2004

8.29% note payable due to bank, due in monthly installments of $102, including interest through February 2007, subject to credit agreement financial covenants discussed below, unsecured	$844	$1,947
7.5 % note payable due to bank, due in monthly installments of $11, including interest through July 2007, secured by equipment	96	121
8.6 % installment obligations due in monthly installments of $8, including interest through April 2005, secured by equipment	-	88
Other	140	173

	$1,080	$2,329
Less current maturities	909	1,181

Total long-term debt	$171	$1,148

        The future maturities on long-term debt consist of the following:

Fiscal years ending:
2006	$909
2007	82
2008	23
2009	22
2010	22
Thereafter	22

$1,080

        Credit agreements: We have a credit agreement with a bank which provides for a $20,000 line of credit and which includes up to $5,000 for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (2.65% at April 30, 2005). The line of credit is due on October 1, 2005. As of April 30, 2005 and May 1, 2004, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $40,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada has a credit agreement with a bank that provides for a $200 line of credit. The line of credit is due on July 31, 2005. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (4.25% at April 30, 2005). As of April 30, 2005 and May 1, 2004, $79 and $214, respectively, had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Note 9. Shareholders’ Equity

        Common stock: Our authorized shares of 60,000 consist of 50,000 shares of common stock and 10,000 shares of “undesignated stock”. Our Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

        During the year ended May 1, 1999, we declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of us (subject to certain exclusions), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights expire on November 19, 2008, which date may be extended by our Board subject to certain additional conditions.

        Common stock warrants: In connection with the acquisition of a business in fiscal 2000, we issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants are exercisable at any time through December 29, 2006. During fiscal year 2005, warrants to purchase 12 shares of common stock were exercised. At April 30, 2005, warrants to purchase 18 shares remained outstanding.

        Stock option plans: During fiscal year 2002, we established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”) and ceased granting options under the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to our employees and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under both the 2001 Plans and the 1993 Plans, options granted have a maximum term of 10 years in the case of the Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan. In addition, such options must have exercise prices equal to the market value of our common stock at the date of grant or 110% of market value at the date of grant in the case of an employee who owns more than 10% of all voting power of all classes of our stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the Incentive Stock Option Plans and over a three-year period in the case of options granted under the Outside Directors Option Plans. However, under the 2001 Plans and the 1993 Plans, the actual period of vesting is determined at the time of the grant.

        The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Plan are 1,200 and 400 shares, respectively. At April 30, 2005, there were 771 shares available for granting of options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 3,040. Although the 1993 Plans remain in effect for options outstanding, no new options are expected to be granted under the 1993 Plans.

        A summary of the status of the plans at April 30, 2005, May 1, 2004 and May 3, 2003 and changes during the years ended on those dates follows:

	Years Ended

	2005		2004		2003

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,769	$7.23	1,823	$5.39	1,885	$4.32
Granted	204	25.29	217	17.58	213	11.37
Forfeited	(5)	3.83	(31)	2.68	(17)	5.35
Exercised	(243)	8.36	(240)	6.79	(258)	2.45

Outstanding at end of year	1,725	9.83	1,769	7.23	1,823	5.39

        Options for 1,123, 1,119 and 1,074 shares were exercisable at April 30, 2005, May 1, 2004 and May 3, 2003, respectively. The weighted average fair value of options granted were $10.11, $6.98 and $4.51 for the years ended April 30, 2005, May 1, 2004 and May 3, 2003, respectively.

        The following table summarizes information about fixed options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 to $3.99	394	3.0	$2.32	394	$2.32
$4.00 to $6.99	312	4.0	5.23	307	5.22
$7.00 to $9.99	337	6.0	7.60	230	7.61
$10.00 to $12.99	262	6.2	17.44	145	25.63
$16.00 to $18.99	216	8.0	21.09	47	23.48
$22.00 to $24.99	24	6.3	22.46	-	-
$25.00 to $28.99	180	9.6	25.67	-	-

	1,725	5.6	9.83	1,123	5.92

Note 10. Employee Benefit Plans

        We have an employee savings plan which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us of 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by the board of directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,048, $1,139 and $545 to the plan for the fiscal years 2005, 2004 and 2003, respectively.

        We have an employee stock purchase plan, which became effective September 1, 2002, is intended to qualify under Section 423 of the Internal Revenue Code and allows employees to purchase shares of our common stock, subject to annual limitations of 85% of the lower of the fair market value of the common stock at the beginning or the end of a six-month offering period. The total number of shares reserved under this Plan is 500 shares. We issued 32 shares and 29 shares during the fiscal years ended April 30, 2005 and May 1, 2004. No shares were issued during the fiscal year ended May 3, 2003. As of April 30, 2005, participants in the Plan had accumulated $296 to purchase our stock.

        We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of April 30, 2005 and May 1, 2004 were $567 and $535, respectively. Contributions for the fiscal years ending April 30, 2005 and May 1, 2004 were $23 and $15, respectively. These agreements were amended and restated during fiscal year 2004 to reflect changes in the payout options available at retirement. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11. Income Taxes

        Income tax expense consists of the following:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Current:
Federal	$4,315	$9,585	$7,870
State	1,116	1,298	1,183
Deferred taxes (credits)	355	24	(946)

	$5,786	$10,907	$8,107

        The components of the net deferred tax asset are as follows:

	April 30, 2005	May 1, 2004

Deferred tax assets:
Product warranty accrual	$3,090	$2,316
Vacation accrual	821	643
Reserves for excess and obsolete inventory	944	944
Allowance for doubtful accounts	376	441
Amortization of intangible assets	441	486
Net operating loss carryforwards	596	149
Other accruals and deferrals	201	371
Other	140	142

	6,609	5,492
Deferred tax liabilities:
Property and equipment	4,184	3,011

	$2,425	$2,481

        The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 30, 2005	May 1 2004

Current assets	$5,852	$4,524
Noncurrent liabilities	3,427	2,043

	$2,425	$2,481

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Computed income tax expense at federal statutory rate	$7,499	$10,022	$7,209
State taxes, net of federal benefit	816	906	705
Research and development tax credit	(2,343)	-	-
Meals and entertainment	393	276	206
Extraterritorial income exclusion	(343)	(294)	(9)
Other, net	(236)	(3)	(4)

	$5,786	$10,907	$8,107

        At April 30, 2005, we had foreign net operating loss carry-forwards totaling $1,673 of which $1,163 have an unlimited carry-forward period and $510 which have a ten-year carry-forward period and expire in 2015. Our Canadian subsidiary, has research and development tax credit carry-forwards totaling $95, net of the applicable tax liability related to their use, which have a ten year carry-forward and expire between 2013 and 2015 and approximately $412 of future tax deductions related to research and development expenditures which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

        The income attributable to domestic and foreign operations are as follows:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Domestic	16,593	17,936	12,304
Foreign	(933)	(209)	154

	15,660	17,727	12,458

Note 12. Cash Flow Information

        The change in operating assets and liabilities consists of the following:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

(Increase) decrease:
Accounts receivable	$5,351	$(3,030)	$(7,809)
Long-term receivables	(1,058)	(4,678)	(1,480)
Inventories	(7,751)	(1,741)	1,620
Costs and estimated earnings in excess of billings	(2,433)	(1,395)	(1,190)
Prepaid expenses and other	(1,094)	(296)	(174)
Income taxes receivable	(1,812)	(813)	-
Advertising rights	(308)	(1,092)	-

Increase (decrease):
Accounts payable and accrued expenses	6,603	7,731	3,089
Customer deposits	1,337	1,120	(477)
Billings in excess of costs and estimated earnings	(1,304)	1,232	2,584
Deferred income	222	(204)	627
Income taxes payable	1,222	(27)	1,466
Marketing obligations	433	111	-

	$(592)	$(3,082)	$(1,744)

        Supplemental disclosures of cash flow information:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Cash payments for:
Interest	$191	$506	$790
Income taxes, net of refunds	6,747	11,719	8,050

        Supplemental schedule of non-cash investing and financing activities:

	Years Ended

	April 30, 2005	May 1, 2004	May 3, 2003

Demo equipment transferred to inventories	$-	$-	$23
Tax benefits related to exercise of stock options	410	1,528	241
Contributions of common stock under the employee savings plan	-	634	403
Acquisition of minority interest in Daktronics Canada, Inc. through issuance of common stock	-	462	-

Note 13. Fair Value of Financial Instruments

        The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for our off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value. The fair values of all outstanding derivative instruments were determined using quoted market prices.

Note 14. Commitments and Contingencies

        In connection with the sale of equipment by us, we have agreed to accept a specified level of recourse on the money owed by a customer to another financial institution. At April 30, 2005 and May 1, 2004, we were contingently liable on such recourse agreements in the amounts of $250.

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        We offer a standard parts coverage warranty for periods varying from one to five years for all of our products. We also offer additional types of warranties that include on-site labor, routine maintenance and event support. In addition, the length of warranty on some installations can vary from one to 10 years. The specific terms and conditions of these warranties primarily vary depending due to the product sold. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time product order is received. Factors that affect our warranty liability include historical and anticipated claims costs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

        Changes in our product warranties during the years ended April 30, 2005 and May 1, 2004 consisted of the following:

	April 30, 2005	May 1, 2004

Balance	4,184	3,184
Warranties issued during the period	4,147	3,550
Settlements made during the period	(4,309)	(2,509)
Changes in liability for pre-existing warranties during the period, including expirations	1,006	(41)

Balance	$5,028	$4,184

        In connection with certain international transactions and long-term contracts, we have entered into various performance guarantees. As of April 30, 2005, we had outstanding $1,190 in standby letters of credit and $15,171 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation of the equipment and the installation thereof and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

        We lease office space for various sales and service locations across the country and various equipment, primarily office equipment. Rental expense for operating leases amounted to $1,201, $1,078, and $590 at April 30, 2005, May 1, 2004 and May 3, 2003, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at April 30, 2005:

Fiscal Year	Amount

2006	$729
2007	424
2008	166
2009	106
2010	52

Total	$1,477

         From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of April 30, 2005, we were obligated to purchase inventory and advertising rights through fiscal year 2006 as follows:

Fiscal Year	Amount

2006	$4
2007	54
2008	53
2009	53

Total	$164

Note 15. Quarterly Financial Data (Unaudited)

        The following table presents summarized quarterly financial data:

Fiscal Year 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$58,710	$59,472	$50,818	$61,346
Gross profit	20,118	19,994	15,361	17,736
Net income	5,032	5,188	2,455	2,985
Basic earnings per share	0.27	0.27	0.13	0.16
Diluted earnings per share	0.25	0.26	0.12	0.15

Fiscal Year 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$48,918	$58,307	$44,745	$57,937
Gross profit	17,450	21,750	14,749	18,522
Net income	4,308	6,669	2,616	4,134
Basic earnings per share	0.23	0.36	0.14	0.22
Diluted earnings per share	0.22	0.34	0.13	0.21

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        Based on their evaluation of our disclosure controls and procedures conducted as of April 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. This evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

        Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

/s/ James B. Morgan

James B. Morgan
Chief Executive Officer
July 1, 2005

/s/ William R. Retterath

William R. Retterath
Chief Financial Officer
July 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Daktronics, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Daktronics, Inc. (“the Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Daktronics, Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Daktronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. as of April 30, 2005 and May 1, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005 of Daktronics, Inc. and our report dated July 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
July 1, 2005

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information under the heading “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed on or about July 9, 2004 is incorporated herein by reference. The information regarding executive officers is included in Part I, Item 1, of this report under the caption “Directors and Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        Information regarding compensation of directors and officers for the fiscal year ended April 30, 2005 is in the Proxy Statement to be filed on or about July 9, 2004 under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed on or about July 9, 2004 under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Auditors” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about July 9, 2004.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            (a)(1)  Financial Statements

The following financial statements of the Company are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2005 and May 1, 2004
Consolidated Statements of Income for each of the three years in the period ended April 30, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2005
Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended April 30, 2005.
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

Reserved.

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (3)

4.2

Shareholders Rights Agreement. (4)

4.3

2001 Incentive Stock Option Plan. (5)*

4.4

2001 Outside Directors Stock Option Plan. (5)*

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan. (6)*

10.1

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (7)*

10.2

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (7)*

10.3

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (7)*

10.4

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (7)*

21.1

Subsidiaries of the Company. (7)

23.1

Consent of Ernst & Young LLP. (7)

24.

Power of Attorney. (7)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (7)

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (7)

(1)

Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

(2)

Incorporated by reference to the exhibit number with the same exhibit number filed with our Annual Report on From 10-K on July 28, 1999 as Commission File No.0-23246.

(3)

Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(4)

Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(5)

Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(6)

Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(7)

Filed herewith electronically.

*

Indicates a management contract or compensatory plan or arrangement.

.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, Glow Cube®, InfoNet™, Keyframe®, OmniSport®, ProAd®, ProRail™, ProStar®, Pro Sport®, ProTour™, Scoreboard Sales and Service®, Servtrotech®, SportsLink®, Starburst®, SunSpot®, Tuff Sport®, Vanguard®, V-Play®, Venus®, V-Net™, and V-Link® are trademarks of Daktronics, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2005.

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

Signature Title Date

Signature	Title	Date

By /s/ Robert G. Dutcher	Director	July 1, 2005

Robert G. Dutcher

By /s/ Nancy D. Frame	Director	July 1, 2005

Nancy D. Frame

By /s/ Roland J. Jensen	Director	July 1, 2005

Roland J. Jensen

By /s/ Aelred J. Kurtenbach	Director	July 1, 2005

Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	July 1, 2005

Frank J. Kurtenbach

By /s/ James B. Morgan	Director	July 1, 2005

James B. Morgan

By /s/ John L. Mulligan	Director	July 1, 2005

John L. Mulligan

By /s/ Duane E. Sander	Director	July 1, 2005

Duane E. Sander

By /s/ James A. Vellenga	Director	July 1, 2005

James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 30, 2005, May 1, 2004, and May 3, 2003
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year

2005	$1,131	$325	$(496)	$960
2004	875	407	(151)	1,131
2003	1,102	892	(1,119)	875

                         (1) Write-off of uncollected accounts, net of collections.

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1

Reserved.

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (1)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (3)

4.2

Shareholders Rights Agreement. (4)

4.3

2001 Incentive Stock Option Plan. (5)*

4.4

2001 Outside Directors Stock Option Plan. (5)*

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan. (6)*

10.1

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (7)*

10.2

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (7)*

10.3

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (7)*

10.4

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (7)*

21.1

Subsidiaries of the Company. (7)

23.1

Consent of Ernst & Young LLP. (7)

24.

Power of Attorney. (7)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (7)

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (7)

(1)

Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993 as Commission File No. 33-72466.

(2)

Incorporated by reference to the exhibit number with the same exhibit number filed with our Annual Report on From 10-K on July 28, 1999 as Commission File No.0-23246.

(3)

Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(4)

Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(5)

Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(6)

Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(7)

Filed herewith electronically.

*

Indicates a management contract or compensatory plan or arrangement.

.