Form 10-Q
period 2005-07-30
DAKTRONICS INC /SD/
filed 2005-08-24
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [ X ]

The number of shares of the registrant’s common stock outstanding as of August 17, 2005 was 19,302,691.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 30, 2005

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JULY 30, 2005 AND APRIL 30, 2005	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
ENDED JULY 30, 2005 AND JULY 31, 2003	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED JULY 30, 2005 AND JULY 31, 20043	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3. DEFAULTS UPON SENIOR SECURITES	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS	24

SIGNATURE	25

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
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
Ex. 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 in the section entitled “Item F. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	July 30,	April 30,
	2005	2005
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,858	$15,961
Marketable securities	8,112	8,105
Accounts receivable, less allowance for doubtful accounts	32,731	23,762
Current maturities of long-term receivables	5,980	5,196
Inventories	27,376	24,612
Costs and estimated earnings in excess of billings	22,537	15,301
Prepaid expenses and other	1,539	1,725
Deferred income taxes	4,657	5,076
Income tax receivable	–	1,812
Rental equipment available for sale	–	2,733

Total current assets	112,790	104,283

Advertising rights, net	1,937	1,722
Long term receivables, less current maturities	9,954	9,900
Goodwill	2,588	2,621
Intangible and other assets	1,108	1,101
Deferred income taxes	488	782

	16,075	16,126

PROPERTY AND EQUIPMENT:
Land	1,129	1,084
Buildings	16,586	15,386
Machinery and equipment	18,460	17,592
Office furniture and equipment	20,360	19,382
Equipment held for rent	946	835
Demonstration equipment	6,011	5,245
Transportation equipment	4,151	3,810

	67,643	63,334
Less accumulated depreciation	34,166	32,281

	33,477	31,053

	$162,342	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	July 30,	April 30,
	2005	2005
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$259	$79
Accounts payable	15,536	17,121
Accrued expenses and warranty obligations	11,743	10,973
Current maturities of long-term debt	610	909
Current maturities of long-term marketing obligations	181	304
Billings in excess of costs and estimated earnings	13,297	5,463
Customer deposits	4,586	4,164
Deferred maintenance revenue	3,163	2,983
Income taxes payable	878	–

Total current liabilities	50,253	41,996

Long-term debt, less current maturities	158	171
Long-term marketing obligations, less current maturities	623	595
Deferred income	1,530	1,357
Deferred income taxes	2,403	3,433

	4,714	5,556

TOTAL LIABILITIES	54,967	47,552

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000
shares, 19,300,364 and 19,165,369 shares issued at
July 30, 2005 and April 30, 2005, respectively	18,281	17,739
Additional paid-in capital	3,101	2,684
Retained earnings	86,052	83,337
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(50)	159

TOTAL SHAREHOLDERS' EQUITY	107,375	103,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$162,342	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 30,	July 31,
	2005	2004

Net sales	$72,345	$58,710
Cost of goods sold	50,151	38,592

Gross profit	22,194	20,118

Operating expenses:
Selling	9,809	7,379
General and administrative	2,622	2,618
Product design and development	2,484	2,238

	14,915	12,235

Operating income	7,279	7,883

Nonoperating income (expense):
Interest income	377	311
Interest expense	(51)	(54)
Other (expense) income, net	(72)	77

Income before income taxes	7,533	8,217
Income tax expense	2,901	3,185

Net income	$4,632	$5,032

Weighted average number of fully diluted shares
and common equivalent shares	20,171	20,124

Earnings per share:
Basic	$0.24	$0.27

Diluted	$0.23	$0.25

Cash dividend paid per share	$0.10	$–

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 30,	July 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,632	$5,032
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,942	1,741
Amortization	10	26
(Gain) loss on sale of property and equipment	(4)	15
Provision for doubtful accounts	149	237
Deferred income taxes, net	(317)	294
Change in operating assets and liabilities	(6,654)	(3,258)

Net cash (used) provided by operating activities	(242)	4,087

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,856)	(2,663)
Sales (purchases) of mareketable securities, net	(8)	–
Proceeds from sale of property and equipment	17	5

Net cash used in investing activities	(3,847)	(2,658)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(1,917)	–
Principal payments on long-term debt	(314)	(313)
Net borrowing (payments) on notes payable	178	(146)
Proceeds from exercise of stock options and warrants	247	41

Net cash used in financing activities	(1,806)	(418)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(208)	106

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,103)	1,117

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,961	16,255

CASH AND CASH EQUIVALENTS END OF PERIOD	$9,858	$17,372

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$60	$49
Income taxes, net of refunds	285	382

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$416	$126
Property costs in accounts payable	517	–

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 30, 2005, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Daktronics GmbH, Star Circuits, Inc., Sports Link, Ltd., MSC Technologies, Inc., Daktronics UK, Ltd., Daktronics Hong Kong, Ltd. and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 2. Significant Accounting Policies

        Stock-based compensation. At July 30, 2005, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended
	July 30,	July 31,
	2005	2004

Net Income, as reported	$4,632	$5,032
Deduct: Total stock-based method employee compensation
expense determined under fair value based method for all
awards, net of related tax effects	(165)	(132)

Pro forma net income	$4,467	$4,900

Earnings per share:
Basic - as reported	$0.24	$0.27
Basic - pro forma	0.23	0.26
Diluted - as reported	0.23	0.25
Diluted - pro forma	0.22	0.24

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At July 30, 2005 and at April 30, 2004, we were contingently liable on such recourse agreements in the amount of $250.

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

        Changes in our product warranties for the three months ended July 30, 2005 consisted of the following:

Amounts

Beginning accrued warranty costs	$5,028
Warranties issued during the period	1,571
Settlements made during the period	(1,027)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	(298)

Ending accrued warranty costs	$5,274

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $376 and $301 for the three months ended July 30, 2005 and July 31, 2004, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 30, 2005:

Fiscal Year	Amount
2006	$591
2007	338
2008	141
2009	101
2010	30

Total	$1,201

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of July 30, 2005, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2006	$3
2007	54
2008	54
2009	53

Total	$164

Note 3. Recently Issued Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Generally, the provisions of SFAS No. 154 are similar to the provisions of both Opinion 20 and SFAS No. 3. However, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would be permitted only if retrospective application to prior periods’ financial statements is impractical. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on our consolidated results of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect that implementation of SFAS No. 151 will have a material effect on our consolidated financial condition or results of operations.

        On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

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

         Long-term receivables and advertising rights: We occasionally sell and install our products at facilities in exchange for the rights to sell or to retain future advertising revenues. For these transactions, we recognize revenue for the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract, and we record the related receivable in long-term receivables. On those transactions where we have not sold the advertising for the full value of the equipment at normal margins, we record the related cost of equipment as advertising rights. Revenue to the extent of the present value of the advertising payments is recognized in long-term receivables when it becomes fixed and determinable under the provisions of the applicable advertising contracts. At the time the revenue is recognized, costs of the equipment are recognized based on an estimate of overall margin expected.

        In cases where we receive advertising rights, as opposed to only cash payments, in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights, which were owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

        The cost of advertising rights, net of amortization, was $1,937 as of July 30, 2005 and $1,722 as of April 30, 2005.

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

        Derivatives: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and also on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

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

        Derivatives — We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the US Dollar. We enter into currency forward contracts to manage these economic risks. As of January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. SFAS No. 133, as amended, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

        During three months ended July 30, 2005, we did not recognize any net gain or loss related to the ineffective portion of our hedging instruments, or any net gain or loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. No cash flow hedges were discontinued which would have caused the recognition of a gain or loss in other income (expense), net. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of July 30, 2005, we expect to reclassify $66 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual export sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 30, 2005 and July 31, 2004 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended July 30, 2005:
Basic earnings per share	$4,632	19,200,518	$0.24
Effect of dilutive securities:
Exercise of stock options and warrants		970,909	(0.01)

Diluted earnings per share	$4,632	20,171,427	$0.23

For the three months ended July 31, 2004:
Basic earnings per share	$5,032	18,889,106	$0.27
Effect of dilutive securities:
Exercise of stock options and warrants		1,235,011	(0.02)

Diluted earnings per share	$5,032	20,124,117	$0.25

Note 6. Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $2,588 at July 30, 2005 and $2,621 at April 30, 2005. Accumulated amortization was $157 at July 30, 2005 and at April 30, 2005. We performed our annual impairment analysis of goodwill as of October 30, 2004. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $560 at July 30, 2005 at April 30, 2005. Accumulated amortization was $534 and $524 at July 30, 2005 and April 30, 2005, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 30, 2005 was $28 and $1 and $1 for the fiscal years ending 2006, 2007 and 2008, respectively.

Note 7. Inventories

        Inventories consist of the following:

	July 30, 2005	April 30, 2005

Raw Materials	$11,543	$10,446
Work-in-progress	6,373	5,208
Finished goods	9,460	8,958

	$27,376	$24,612

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the three months ended:
July 30, 2005	$60,775	$11,570	$72,345
July 31, 2004	53,906	4,804	58,710

Long-lived assets at:
July 30,2005	32,454	1,023	33,477
July 31, 2004	27,958	756	28,714

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

        During the second quarter of fiscal year 2005, we entered into a plan to sell the rental equipment owned by a wholly owned subsidiary to allow us to focus more on sales of our new line of ProTour™ displays and to provide deeper support of the display rental market. As a result, this equipment was classified in the April 30, 2005 balance sheet as rental equipment held for sale, and based on our analysis of recoverability, no loss had been recognized related to the equipment, in accordance with SFAS No. 144. During the first quarter of fiscal year 2006, we completed the transaction. The sale and related costs of sold equipment were reported in income from operations.

Note 10. Acquisitions

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”), and on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. No amounts have been paid through July 30, 2005. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for term of up to five years.

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

Note 11. Comprehensive Income

	Three Months Ended
	July 30,	July 31,
	2005	2004

Net income	$4,632	$5,032
Net foreign currency translation adjustment	(249)	181
Net gain on derivatives	41	–

Total comprehensive income	$4,424	$5,213

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

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2006 and 2005 each contains 52 weeks.

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of July 30, 2005, we had an allowance for doubtful accounts balance of approximately $1.1 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of July 30, 2005, we had approximately $5.3 million reserved for these costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. As of July 30, 2005, we had $3.2 million of deferred revenue related to extended warranty and product maintenance.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	July 30, 2005		July 31, 2004

Net sales	100.0%		100.0%
Cost of goods sold	69.3%		65.7%

Gross profit	30.7%		34.3%
Operating expenses	20.6%		20.9%

Operating income	10.1%		13.4%
Interest income	0.5%		0.5%
Interest expense	(0.1%	)	(0.1%	)
Other income (expense), net	(0.1%	)	0.2%	)

Income before income taxes and minority interest	10.4%		14.0%
Income tax expense (benefit)	4.0%		5.4%

Net income	6.4%		8.6%

NET SALES

        Net sales increased 23.2% to $72.3 million for three months ended July 30, 2005 as compared to $58.7 million for the same period in fiscal year 2005. For the quarter ended July 30, 2005, net sales increased in all three markets, with the commercial market continuing to see the greatest percentage growth rate at over 60%. Net sales for the quarter ended July 30, 2005 were up domestically and on an international basis. As a percent of overall net sales, standard product orders were approximately 30% of net sales for the first quarter of fiscal year 2006 and the first quarter of fiscal year 2005.

        Within the sports markets, the increase in net sales in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 was the result of increases in sales in both small and large sports venues. Within the large sports venue portion of the business, the growth was concentrated in the mid-sized facilities. Internationally, the increase in sales in the sports market was primarily in Europe and the Middle East, where we continue to see positive results.

        The growth of sports-related sales is due to higher sales of custom display systems resulting from opportunities for additional displays in facilities and the expanding markets for our products, including smaller venues. Sales of standard order products in the sports market actually declined in the first quarter of fiscal 2006 as compared to the first quarter of 2005. This decline, which was primarily in the small sports venues, was offset by an increase in custom projects for small facilities, a trend we expect to continue. Our growth opportunities are enhanced by our network of sales and service offices located throughout the country, giving us the ability to serve our customers more effectively, which enhances sales. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities, and the sports business in general is more resistant to negative factors in the economy as a whole.

        As mentioned above, net sales in the sports market internationally were up for the first quarter of fiscal 2006 as compared to the same period in fiscal year 2005. In the past we have stated that the international markets are subject to volatility due to the timing of booking orders. We believe that the trend of increasing sales on an international basis in the sports market will continue in the future, subject to this volatility.

        Generally, the same factors noted above relating to net sales cause similar changes in components of order bookings, although the timing of large orders tends to cause differing short-term results. For the first quarter of fiscal year 2006, order bookings were up by more than 20% in the sports market as compared to the first quarter of fiscal 2005. Orders in the small sports venues were flat, with most of the order growth occurring in the large sports venue portion of the market. We expect that order bookings will continue to outpace the levels of last fiscal year; however, we expect that the rate of growth overall will be slightly less than the levels obtained during the quarter. We also expect that the small sports venue business will grow at rates in excess of 10% and that the lack of growth during the current quarter is attributable to inherent fluctuations of the market. These expectations are subject to the risks of timing of the orders and the risk of a competitive environment. We believe that the growth in the sports market over the long-term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace. We expect orders and net sales in the large and small sports venues to increase for the year as a whole as compared to fiscal year 2005.

        Net sales in the commercial market grew during the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005. Sales of custom video systems and standard products were both strong. Net sales included approximately $4.5 in revenues related to a contract in the Middle East, causing custom project revenue to more than double over the first quarter of fiscal 2005. Standard order volume was up more than 30% for the first quarter of fiscal 2006 over the same quarter one year ago. Although we continue to be optimistic on sales to the outdoor advertising market, we understand that there are barriers to faster growth rates, including local ordinances governing the use of signage. The growing acceptance of our standard Galaxy® display product line, sales to national account customers and an increasing demand for large video systems continues to fuel the overall growth as well as the improved economic conditions and the greater acceptance of LED technologies for advertising. The commercial market of our business has continued to experience the greatest percentage growth. On an international basis, sales were up for the quarter as compared to the last fiscal year, primarily due to the previously mentioned order in the Middle East.

        Order bookings in the commercial market were also up significantly for the first quarter of fiscal year 2006 as compared to the same period of fiscal year 2005. Sales and orders in the commercial market depend to a large degree on current economic conditions. Historically, we have been able to grow the business due to our product offerings and growing acceptance and demand for the products, our international expansion, our network of sales and service offices throughout the United States, the development of resellers, primarily in the United States, and the integrated offerings we provide. We are also optimistic on opportunities associated with our entrance into the Asian market with the opening of sales and service offices in Shanghai and Macau. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume and large video systems to continue at double-digit percentage growth rates.

        Included in orders and net sales in the commercial market is approximately $4 million for the sale of mobile equipment owned by SportsLink, a wholly owned subsidiary formerly classified as equipment held for sale in our consolidated balance sheet.

        Net sales in the transportation markets increased by more than 20% during the first quarter of fiscal year 2006 as compared to the same period of fiscal 2005 primarily as a result of the strong order bookings in the current quarter and in preceding quarters. Overall order bookings in the transportation market were up over 40% for the quarter as compared to the same quarter one year ago, continuing the trend we began to see in late fiscal year 2005. We expect that for fiscal year 2006, the transportation market will increase as compared to fiscal year 2005 in orders and net sales.

        As a result of recently passed legislation in Congress related to federal spending on transportation, we are optimistic that increases in spending within the intelligent transportation segment of the transportation market will benefit us by providing funds to purchase our products. The actual magnitude of this development cannot be assessed at this point.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 0.4% and 0.3% of net sales for the first quarter of fiscal year 2006. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of July 30, 2005 was approximately $85 million as compared to $58 million as of July 31, 2004 and $73 million at the beginning of the first quarter of fiscal year 2006. Historically, our backlog varies due to the timing of large orders. The increase in backlog for the first quarter of fiscal year 2006 was across all three markets. As compared to the beginning of the first quarter of fiscal year 2006, the backlog was flat in the commercial market and increased in the sports and transportation market. The changes were the result of the combination of the changes in orders and net sales discussed above. The lack of change in the commercial market is more a reflection of the impact of a large order included in backlog at the beginning of the quarter.

        As a result of expected increases in order bookings we projected in early fiscal 2005, we began increasing plant capacity in fiscal year 2005. The majority of the expansion, however, was planned for fiscal year 2006. During the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006, order bookings surpassed expectations and have caused our manufacturing personnel to work extra shifts causing us to consider outsourcing more activities. We believe that over the next quarter, these needs will diminish because we are entering our historically slower time of the year. We expect that before business increases again late in the year, we will have the capacity to better provide for the demands on production scheduling and other related factors. The net effect of our capacity issues has been a partial contributor to the increases of our backlog.

GROSS PROFIT

        Gross profit increased 10.3% to $22.2 million for the first quarter of fiscal 2006 as compared to $20.1 million for the first quarter of fiscal year 2005. As a percent of net sales, gross profit was 30.7% and 34.3% for three months ended July 30, 2005 and July 31, 2004, respectively. The primary factor causing the decline in gross margin percentage was the result of the increased competition in the marketplace as described in previous filings. The gross profit percentage, however, exceeded our original expectations because of better performance on projects than originally expected, which included some reductions in raw material prices. In addition, it appears that the competitive pressure is easing somewhat as contracts booked during the quarter on average contained higher estimated gross profit margins than in the fourth quarter of fiscal year 2005. We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects and level of future sales, margin percentages may not increase and are likely to decrease from the levels of last fiscal year in the short-term. We expect that margins in the second quarter of fiscal 2006 will approximate the levels in the first quarter of fiscal year 2006.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 21.9% from $12.2 million in the first quarter of fiscal year 2005 to $14.9 million in the first quarter of fiscal year 2006. As a percent of net sales, operating expenses decreased from 20.8% of net sales to 20.6% of net sales.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 32.9% to $9.8 million for three months ended July 30, 2005 as compared to $7.4 million for the same period in fiscal year 2005. Selling expenses increased to 13.6% of net sales for the first quarter of fiscal year 2006 from 12.6% of net sales for the first quarter of fiscal year 2005.

        Selling expenses for the quarter ended July 30, 2005 were higher as a result of an increase in personnel costs as we continued to build our sales infrastructure across all markets and the spending associated with the strategic initiatives we are focusing on, including digital signage, sports marketing, and international expansion. In addition, selling expenses increased due to the increasing investment in demonstration equipment, travel costs associated with the order bookings and higher costs of marketing and sales literature. We expect selling expense to increase slightly in the second quarter as compared to the first quarter of fiscal 2006. Because sales expenses relate more to the level of order bookings than to the level of net sales, we believe that during periods where orders outpace sales as they have over the past two quarters, the selling expense percentage may not reflect the actual long-term percentage. For this reason, assuming that we continue booking orders at these levels, ultimately we should see selling expenses decline as a percentage of net sales.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses were $2.6 million for both the first quarter of fiscal year 2006 and fiscal year 2005. General and administrative expenses decreased to 3.6% as a percent of net sales for the first quarter of fiscal year 2006 from 4.5% of net sales for the first quarter of fiscal year 2005.

        General and administrative expenses increased for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 was due to increases in personnel related costs across all departments within general and administration due to our growth, information systems maintenance and support costs, training costs and international expansion. These increases were offset by lower software maintenance costs, which we expect to increase over the rest of the year. We expect that general and administrative costs will increase slightly in the second quarter of fiscal 2006 as compared to the first quarter of fiscal year 2006.

                    Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 11.0% to $2.5 million for the quarter ended July 30, 2005 compared to $2.2 million for the first quarter in fiscal year 2005. Product design and development expense was 3.4% of net sales for the first quarter of fiscal year 2006 and 3.8% of net sales for first quarter 2005.

        Generally, product design and development expenses increase during times when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the first quarter of fiscal 2006, we invested in a number of critical initiatives, including development of our new ProTour™ line of video displays, our Vplay® controller, improvements in our ProStar® technology, our Galaxy® product line and software related to the Vanguard® product line. We expect that product design and development expenses will approximate 4% of net sales for fiscal year 2006.

INTEREST INCOME

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in interest-bearing marketable securities and short-term temporary cash investments that generate interest income. Interest income resulting from these items increased 21.2% to $0.4 million for the three months ended July 30, 2005 as compared to $0.3 million for the first quarter of fiscal year 2005 primarily due to higher levels of cash during the quarter.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. As a result of the low levels of debt outstanding, the change in interest expense for the first quarter of fiscal year 2006 as compared to the same period in fiscal year 2005 was not significant. Interest expense has declined 5.6% to $0.5 million for the first quarter of fiscal 2006 from $0.6 million for the first quarter of fiscal year 2005 due to the lower levels of debt outstanding.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net, decreased to $0.7 million of expense for the first quarter of fiscal year 2006 as compared to $0.8 million of income in the first quarter of fiscal year 2005. This decrease is primarily related to the change in net gains (losses) on foreign currency transactions of our foreign subsidiaries.

INCOME TAX EXPENSE (BENEFIT)

        Income taxes decreased 42% to $2.9 million in the first quarter of fiscal year 2006 as compared to $3.2 million in the first quarter of fiscal year 2005. The decrease was due to the lower pre-tax income and the benefits associated with the recently available deductions for income attributable to domestic production activities. These factors were offset by an increase in our valuation allowance for foreign net operating loss carryforwards, which resulted from our updated estimates of their realizability in the near term. We expect our overall effective tax rate to approximate 37% in future quarters.

Liquidity and Capital Resources

        Working capital was $62.5 million at July 30, 2005 and $62.3 million at April 30, 2005. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash used by operations for the three months ended July 30, 2005 was $0.2 million. Net income of $4.6 million, plus depreciation and amortization of $1.9 million, a decrease in income tax receivable, equipment available for sale, and increases in billings in excess of costs and profits and accrued expenses and income taxes payables caused an increase in cash provided by operations. This increase was offset by increases in accounts receivable, costs and estimated earnings in excess of billings and inventory and a decrease in accounts payable.

        The changes in operating assets and liabilities were related to the growth we experienced during the first quarter of fiscal 2006 and higher inventory levels for pending orders. In addition, the levels of both accounts receivable and inventory were unusually high due to a few concentrated receivables totaling more than $5 million and the higher level of inventory required to be flexible in periods of full operating capacity.

        Cash used by investing activities included $3.8 million for purchases of property and equipment. During the first three months of fiscal year 2006, we invested approximately $0.3 million in transportation equipment, $1.5 million in manufacturing equipment, $0.9 million in information systems infrastructure, including software, $0.8 million in product demonstration equipment, $0.2 million in equipment for rental and $0.2 million in building expansion and improvements. These investments were made to support our continued growth and to replace obsolete equipment.

        Cash used by financing activities consisted of $1.8 million, including the dividend paid to shareholders of $1.9 million on June 28, 2005, which was offset partially by option exercises.

        Included in receivables as of July 30, 2005 was approximately $0.9 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.5 million for the quarter ended July 30, 2005. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $5.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (5.0% at July 30, 2005) and is due on October 1, 2005. As of July 30, 2005, no advances under the line of credit were outstanding. Eight standby letters of credit were issued and outstanding for approximately $3.9 million as of July 30, 2005. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (4.25% at July 30, 2005). As of July 30, 2005, $0.3 million had been drawn under the line. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        On May 26, 2005, our Board of Directors approved a dividend of $0.10 per share, or a total of approximately $1.9 million, which was paid on June 28, 2005 to shareholders of record on June 14, 2005. While we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At July 30, 2005, we had approximately $7.9 million of bonded work outstanding against this line.

        We believe that based on our current growth estimates over the next twelve months, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender. We believe that cash from operations, from our existing or increased credit facility, and from our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through July 30, 2005, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the first quarter of fiscal year 2006 were 16.0% of total net sales. We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 2.0% of net sales in the first quarter of fiscal year 2006. If we believed that currency risk in Canada was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar. Sales of other foreign subsidiaries were immaterial. If we believed that currency risk in any other foreign subsidiary was significant, we would utilize foreign exchange hedging contracts to manage the exposure to the foreign currency.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of July 30, 2005, our outstanding debt approximated $1.0 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of July 30, 2005. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of July 30, 2005, our outstanding long-term receivables were approximately $15.9 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ending April 30, 2006 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year Ending					There-

	2006	2007	2008	2009	2010	after
Assets:
Long-term receivables,
including current portion:
Fixed-rate	$5,980	$2,445	$2,168	$1,775	$1,127	$2,439
Average interest rate	6.7%	7.3%	6.9%	6.3%	6.5%	7.5%
Liabilities:
Long- and short-term debt:
Fixed-rate	$869	$68	$23	$23	$23	$21
Average interest rate	8.0%	4.7%	–	–	–	–
Long-term marketing obligations including current portion
Fixed-rate	$182	$172	$162	$144	$120	$24
Average interest rate	7.7%	8.0%	8.0%	8.0%	8.0%	8.1%

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

Item 4. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 30, 2005, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 30, 2005, the Company’s disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following times and the results were submitted to the shareholders at our annual meeting held on August 17, 2005:

      Election of the following three nominees as Directors of the Company, until their successors are duly elected and qualified:

Aelred J. Kurtenbach	For	16,880,212	Withheld	467,905
Robert G. Dutcher	For	17,268,709	Withheld	79,408
Nancy D. Frame	For	17,098,959	Withheld	249,158

Approval of the amendment and restatement of our Amended and Restated Articles of Incorporation:

For 13,781,259	Against	88,244	Abstain 71,044	Broker Non-votes 3,407,570

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2006:

For 17,257,619	Against	78,477	Abstain	12,021

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS

Ex 3.2*	Amended and Restated Articles of Incorporation of the Company (1)
Ex 3.4*	Amended and Restated Bylaws of the Company (2)
Ex 31.1*	Certification Of The Chief Executive Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 31.2*	Certification Of The Chief Financial Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 32.1*	Certification Of The Chief Executive Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
Ex 32.2*	Certification Of The Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-0xley Act Of 2002 (18 U.S.C. Section 1350)

(1) Incorporated by reference to our Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on July 5, 2005 as Commission File No. 000-23246.
(2) Incorporated by reference to our Report on Form 8-K filed on August 18, 2005 as Commission File No. 000-23246.
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath, Chief Financial Officer and Chief Accounting Officer

Date: August 24, 2005