Form 10-Q
period 2005-10-29
DAKTRONICS INC /SD/
filed 2005-11-21
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                            (Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2005

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2005 was 19,326,766.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 29, 2005

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	October 29,	April 30,
	2005	2005
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,140	$15,961
Marketable securities	7,757	8,105
Accounts receivable, less allowance for doubtful accounts	33,658	23,762
Current maturities of long-term receivables	6,133	5,196
Inventories	29,811	24,612
Costs and estimated earnings in excess of billings	21,194	15,301
Prepaid expenses and other	1,886	1,725
Deferred income taxes	5,012	5,076
Income tax receivable	76	1,812
Rental equipment available for sale	—	2,733

Total current assets	117,667	104,283

Advertising rights, net	2,401	1,722
Long–term receivables, less current maturities	9,553	9,900
Goodwill	2,644	2,621
Intangible and other assets	1,232	1,101
Deferred income taxes	433	782

	16,263	16,126

PROPERTY AND EQUIPMENT:
Land	1,183	1,084
Buildings	18,393	15,386
Machinery and equipment	19,152	17,592
Office furniture and equipment	21,138	19,382
Equipment held for rental	984	835
Demonstration equipment	5,263	5,245
Transportation equipment	4,318	3,810

	70,431	63,334
Less accumulated depreciation	34,969	32,281

	35,462	31,053

	$169,392	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	October 29,	April 30,
	2005	2005
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$—	$79
Accounts payable	17,779	17,121
Accrued expenses and warranty obligations	12,046	10,973
Current maturities of long-term debt	414	909
Current maturities of long-term marketing obligations	184	304
Billings in excess of costs and estimated earnings	12,041	5,463
Customer deposits	6,020	4,164
Deferred maintenance revenue	3,424	2,983
Income taxes payable	223	—

Total current liabilities	52,131	41,996

Long-term debt, less current maturities	150	171
Long-term marketing obligations, less current maturities	701	595
Deferred income	1,885	1,357
Deferred income taxes	2,090	3,433

	4,826	5,556

TOTAL LIABILITIES	56,957	47,552

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 60,000,000
shares, 19,326,148 and 19,165,369 shares issued at
October 29, 2005 and April 30, 2005, respectively	18,369	17,739
Additional paid-in capital	2,845	2,684
Retained earnings	91,236	83,337
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(6)	159

TOTAL SHAREHOLDERS' EQUITY	112,435	103,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$169,392	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	$ 75,802	$ 59,472	$ 148,147	$ 118,182
Cost of goods sold	53,485	39,478	103,636	78,070

Gross profit	22,317	19,994	44,511	40,112

Operating expenses:
Selling	9,178	7,348	18,988	14,727
General and administrative	2,683	2,215	5,305	4,833
Product design and development	2,749	2,862	5,233	5,100

	14,610	12,425	29,526	24,660

Operating income	7,707	7,569	14,985	15,452

Nonoperating income (expense):
Interest income	490	314	867	625
Interest expense	(28)	(57)	(79)	(111)
Other income (expense), net	(5)	378	(77)	455

Income before income taxes	8,164	8,204	15,696	16,421
Income tax expense	2,979	3,016	5,880	6,201

Net income	$ 5,185	$ 5,188	$ 9,816	$ 10,220

Weighted average number of fully
diluted shares and common
equivalent shares	20,134	20,179	20,124	20,152

Earnings per share:
Basic	$ 0.27	$ 0.27	$ 0.51	$ 0.54

Diluted	$ 0.26	$ 0.26	$ 0.49	$ 0.51

Cash dividend paid per share	$ —	$ —	$ 0.10	$ —

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 29,	October 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,816	$10,220
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,203	3,555
Amortization	26	51
(Gain) loss on sale of property and equipment	(14)	14
Provision for doubtful accounts	(255)	132
Deferred income taxes, net	(930)	72
Change in operating assets and liabilities	(6,591)	(6,229)

Net cash provided by operating activities	6,255	7,815

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash consideration paid for acquired business	(130)	—
Purchase of property and equipment	(7,946)	(5,962)
Sales (purchases) of mareketable securities, net	348	—
Proceeds from sale of property and equipment	33	21

Net cash used in investing activities	(7,695)	(5,941)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(1,917)	—
Principal payments on long-term debt	(525)	(623)
Net borrowing (payments) on notes payable	(84)	(155)
Proceeds from exercise of stock options and warrants	335	277

Net cash used in financing activities	(2,191)	(501)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(190)	204

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,821)	1,577

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,961	16,255

CASH AND CASH EQUIVALENTS END OF PERIOD	$12,140	$17,832

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$96	$113
Income taxes, net of refunds	4,886	4,548

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$160	$262
Property and equipment acquired through accounts payable	694	—

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

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Daktronics GmbH, Star Circuits, Inc., Sports Link, Ltd., MSC Technologies, Inc., Daktronics UK, Ltd., Daktronics Hong Kong, Ltd., Daktronics Shanghai Co., Ltd. and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 2. Significant Accounting Policies

        Stock-based compensation. At October 29, 2005, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net Income as reported	$5,185	$5,188	$9,816	$10,220
Deduct: Total stock-based method
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(171)	(147)	(339)	(279)

Pro forma net income	$5,014	$5,041	$9,477	$9,941

Earnings per share:
Basic – as reported	$0.27	$0.27	$0.51	$0.54
Basic – pro forma	0.26	0.27	0.49	0.53
Diluted – as reported	0.26	0.26	0.49	0.51
Diluted – pro forma	0.25	0.25	0.47	0.49

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At October 29, 2005 and at April 30, 2005, we were contingently liable on such recourse agreements in the amount of $250.

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

        Changes in our product warranties for the six months ended October 29, 2005 consisted of the following:

Amount

Beginning accrued warranty costs	$5,028
Warranties issued during the period	3,368
Settlements made during the period	(2,260)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	(1)

Ending accrued warranty costs	$6,135

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $697 and $514 for the six months ended October 29, 2005 and October 30, 2004, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 29, 2005:

Fiscal Year	Amount
2006	$429
2007	528
2008	244
2009	139
2010	56

Total	$1,396

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of October 29, 2005, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2006	$3
2007	54
2008	54
2009	54

Total	$165

        Sub-lease Commitments. We sublease office space in our Florida office location. Future minimum lease payments under non-cancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 29, 2005:

Fiscal Year	Amount
2006	$44
2007	82
2008	82
2009	35
2010	35

Total	$278

Note 3. Recently Issued Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Generally, the provisions of SFAS No. 154 are similar to the provisions of both APB Opinion No. 20 and SFAS No. 3. However, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would be permitted only if retrospective application to prior periods’ financial statements is impractical. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on our consolidated results of operations, financial position or cash flows.

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

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

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

        The cost of advertising rights, net of amortization, was $2,401 as of October 29, 2005 and $1,722 as of April 30,2005

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts is deferred and recognized ratably as net sales over the term of the contracts, which varies from one to 10 years.

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

        Derivatives — We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the US Dollar. We enter into currency forward contracts to manage these economic risks. As of January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. SFAS No. 133, as amended, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

        During the six months ended October 29, 2005, we did not recognize any net gain or loss related to the ineffective portion of our hedging instruments, or any net gain or loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. A cash flow hedge was discontinued which would have caused the recognition of a gain or loss in other income (expense), net of $15. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of October 29, 2005, we expect to reclassify $37 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual export sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended October 29, 2005 and October 30, 2004 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended October 29, 2005:
Basic earnings per share	$5,185	19,293,179	$0.27
Effect of dilutive securities:
Exercise of stock options and warrants	—	840,354	(0.01)

Diluted earnings per share	$5,185	20,133,533	$0.26

For the three months ended October 30, 2004:
Basic earnings per share	$5,188	18,932,204	$0.27
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,247,612	(0.01)

Diluted earnings per share	$5,188	20,179,916	$0.26

For the six months ended October 29, 2005:
Basic earnings per share	$9,816	19,247,314	$0.51
Effect of dilutive securities:
Exercise of stock options and warrants	—	877,089	(0.02)

Diluted earnings per share	$9,816	20,124,403	$0.49

For the six months ended October 30, 2004:
Basic earnings per share	$10,220	18,910,705	$0.54
Effect of dilutive securities:
Exercise of stock options and warrants	—	1,241,804	(0.03)

Diluted earnings per share	$10,220	20,152,509	$0.51

Note 6. Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $2,644 at October 29, 2005 and $2,621 at April 30, 2005. Accumulated amortization was $157 at October 29, 2005 and at April 30, 2005. We performed our annual impairment analysis of goodwill as of October 30, 2005. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $690 at October 29, 2005 and $560 at April 30, 2005. Accumulated amortization was $550 and $524 at October 29, 2005 and April 30, 2005, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 30, 2005 is $44, $27, $27, $27, $27 and $11 for the fiscal years 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Note 7. Inventories

        Inventories consist of the following:

	October 29, 2005	April 30, 2005

Raw Materials	$12,981	$10,446
Work-in-progress	7,243	5,208
Finished goods	9,587	8,958

	$29,811	$24,612

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the six months ended:
October 29, 2005	$129,977	$18,170	$148,147
October 30, 2004	107,206	10,976	118,182

Long-lived assets at:
October 29,2005	34,251	1,211	35,462
October 30, 2004	26,682	818	27,500

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

Note 10. Acquisitions

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”), and on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. No contingent consideration has been earned through October 29, 2005. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for a term of up to five years.

        The aggregate cost of these acquisitions was approximately $1,024. Goodwill in the amount of $1,126 was recognized, and that amount is expected to be fully deductible for tax purposes. Because these transactions are not material to us, no pro forma disclosures have been made.

Note 11. Comprehensive Income

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

	Six Months Ended
	October 29,	October 30,
	2005	2004

Net income	$5,185	$5,188
Net foreign currency translation adjustment	175	(189)
Net gain on derivatives	(11)	—

Total comprehensive income	$5,349	$4,999

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of October 29, 2005, we had an allowance for doubtful accounts balance of approximately $1.2 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of October 29, 2005, we had approximately $6.1 million reserved for these costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. As of October 29, 2005, we had $3.4 million of deferred revenue related to extended warranty and product maintenance.

        Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal) and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which it occurs. All other inventory is valued at cost.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,		October 30,
	2005	2004	2005		2004

Net sales	100.0%	100.0%	100.0%		100.0%
Cost of goods sold	70.6%	66.4%	70.0%		66.1%

Gross profit	29.4%	33.6%	30.0%		33.9%
Operating expenses	19.3%	20.9%	19.9%		20.8%

Operating income	10.1%	12.7%	10.1%		13.1%
Interest income	0.6%	0.5	0.6%		0.5%

Interest expense	(0.0% )	(0.1% )	(0.1%	)	(0.1% )
Other income (expense), net	0.0%	0.7%	(0.0%	)	0.3%

Income before income taxes	10.7%	13.8%	10.6%		13.8%
Income tax expense	3.9%	5.1%	4.0%		5.2%

Net income	6.8%	8.7%	6.6%		8.6%

NET SALES

        Net sales increased 25.4% to $148.1 million for the six months ended October 29, 2005 as compared to $118.2 million for the same period in fiscal year 2005. Net sales increased 27.5% to $75.8 million for the quarter ended October 29, 2005 as compared to $59.5 million for the same period in fiscal year 2005. For the six months and quarter ended October 29, 2005, net sales increased in sports and commercial markets, with the commercial market experiencing growth rates in excess of 55% for the six-month period and the sports market growing more than 10% year to date. For the quarter, net sales in the transportation business were down as compared to the prior year period. Net sales for the quarter ended October 29, 2005 were up domestically but down on an international basis. Year to date, however, international sales are up more than 40% as a result of the strong order performance in the first quarter of fiscal year 2006. As a percent of overall net sales, standard product orders were approximately 31% of net sales for the second quarter and year to date for both fiscal years 2006 and 2005.

        Within the sports markets, the increase in net sales in the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005 was the result of increases in the professional and small sports facilities, while sales to the mid-sized facilities, were down slightly quarter over quarter. Net sales in the small facilities business was less than expected; however, orders did pick up during the quarter and reinforced our expectation that the lower than expected sales is not a trend.

        The growth in the sports market includes higher sales of both standard products and custom display systems; however, the percentage growth in custom products is greater than standard products. The growth overall continues to be due to opportunities for additional displays in facilities, technology enhancements and the expanding markets for our products. In addition, we benefit from our network of sales and service offices, giving us the ability to serve our customers more effectively, which enhances sales. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities and the sports business in general is more resistant to negative factors in the economy as a whole.

        Net sales in the sports market internationally were down for the second quarter of fiscal 2006 and year to date as compared to the same periods in fiscal year 2005. This continues to be a reflection of the inherent volatility of large orders and the timing of when orders are booked, and over the next quarter we expect international sales will pick up due to orders booked during the quarter, which are expected to cause net sales in the sports market to be up internationally by the end of the third quarter. However, the expected delivery of these orders could change.

        In terms of orders in the sports markets, generally the same factors described above relating to net sales cause similar changes in components of order bookings, although the timing of large orders tends to cause differing short term results. For the second quarter of fiscal year 2006, order bookings were up by slightly less than 40% in the sports market as compared to the second quarter of fiscal 2005. On a year to date basis, orders were up more than 30%. Orders for the quarter were positively impacted by the order for the Dolphins Stadium in Miami, Florida, which approximated $8 million. We expect that for the year, orders in the sports market may not remain at this growth rate, although orders for the first half of the fiscal year have surpassed our original expectations. This expectation is subject to the risks of timing of the orders and the risk of a competitive environment. We believe that the growth in the sports market over the long term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace. We expect net sales in all three portions of the sports market to be up for the entire fiscal year.

        Net sales in the commercial market grew during the second quarter and first six months of fiscal year 2006 as compared to the same periods of fiscal year 2005. Sales of custom video systems and standard products were both strong. The increasing interest in LED digital billboards, growing acceptance of our standard Galaxy® display product line, sales to national account customers, and an increasing demand for large video systems continue to fuel growth as well as the improved economic conditions and the greater acceptance of LED technologies for advertising. We are seeing more momentum in LED digital billboard niche, which is dominated by three large outdoor advertising companies who are in various stages of deployment of LED digital displays. This has had a positive effect on net sales and orders for the quarter and is expected to have positive results in the near term. However, given that the business is dominated by three companies, there are greater risks in terms of how much business can be captured and retained. We believe that the key success factors in maintaining this growth for the long term involves competitive pricing, reliable product and superior service and support. We believe that we are positioned properly for this business, although it could require additional capital investments, depending on the ultimate rate of growth. Finally, we believe that there are a number of limitations on how fast this business can grow, including local sign codes, the time to market the displays and various other factors.

        The commercial market has experienced the greatest percentage growth as compared to our other markets for the second fiscal quarter of 2006 and year to date as compared to the same periods in fiscal 2005. On an international basis, sales were up for the quarter and year to date as compared to the last fiscal year, primarily due to a number of orders booked earlier in the year and during the quarter in the Middle East, Central America and Asia-Pacific regions.

        Order bookings in the commercial market were also up significantly for the second quarter of fiscal year 2006 and year to date as compared to the same periods of fiscal year 2005, in spite of a decline in order bookings internationally for the quarter, which is attributable to the inherent volatility of the business. Although sales and orders in the commercial market depend to a large degree on current economic conditions, we have been able to grow the business due to our product offerings and growing acceptance and demand for our products, our international expansion, our network of sales and service offices throughout the United States, the development of resellers, primarily in the United States, and the integrated offerings we provide. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume and large video systems to continue at double-digit percentage growth rates.

        Net sales in the transportation markets declined during the second quarter of fiscal year 2006 as compared to the same period of fiscal 2005 and are flat on a year to date basis. Year to date orders in the transportation markets are up more than 15% primarily due to the level of bookings in the first quarter of fiscal year 2006. We expect that for fiscal year 2006, the transportation market will increase as compared to fiscal year 2005 in orders and net sales.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 1.2% and 0.9% of net sales for the second quarter and six months ended October 29, 2005. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of October 29, 2005 was approximately $81 million as compared to $50 million as of October 30, 2004 and $84 million at the beginning of the second quarter of fiscal year 2006. Historically, our backlog varies due to the timing of large orders. The increase in ending backlog for the second quarter of fiscal year 2006 as compared to the same time one year ago was across all markets. As compared to the beginning of the second quarter of fiscal year 2006, the backlog declined in the sports and transportation markets and increased in the commercial market. The changes were the result of the combination of the changes in orders and net sales discussed above. Typically, we enter the third quarter with the lowest backlog of the fiscal year as a result of the usual lower level of orders in the second quarter of a fiscal year, which causes the third quarter net sales to typically be the lowest of the year. Due to the level of order bookings in fiscal year 2006, which contributed to the higher backlog, we do not expect to see third quarter sales decline sequentially by as much as our history would indicate. This is also partially attributable to the growing percentage of the commercial market, which contains less seasonality than the sports markets.

        As a result of expected increases in order bookings we projected in early fiscal 2005, we began increasing plant capacity in fiscal year 2005. The majority of the expansion, however, was planned for fiscal year 2006. During the fourth quarter of fiscal year 2005 and the first half of fiscal year 2006, order bookings surpassed expectations and have caused our manufacturing personnel and other personnel to work extra shifts, caused us to outsource more activities and to make additional capital investments related to increasing capacity. The rate at which we can ramp up our capacity has been somewhat of a limitation on our net sales this past quarter. We will continue to ramp up our capacity, including a 30% increase in manufacturing space, through the end of the current fiscal year.

GROSS PROFIT

        Gross profit increased 11.6% to $22.3 million for the second quarter of fiscal 2006 as compared to $20.0 million for the second quarter of fiscal year 2005. For the six months ended October 29, 2005, gross profit increased 11.0% to $44.5 million compared to $40.1 million for the six months ended October 30, 2004. As a percent of net sales, gross profit was 29.4% and 30.0% for three and six months ended October 29, 2005 as compared to 33.6% and 33.9% for the three and six months ended October 30, 2004. The gross margin percentage declined in the second quarter of fiscal 2006 as compared to the second quarter of fiscal year 2005 due to fewer raw materials price declines, the differences in on-site installation costs, higher freight costs, and the overall competitive environment. We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, plant capacities, performance on larger projects and level of future sales, margin percentages may not increase and could decrease. We expect that margins will increase slightly during the third and fourth quarters of fiscal year 2006, although the actual margins can vary significantly.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 17.6% from $12.4 million in the second quarter of fiscal year 2005 to $14.6 million in the second quarter of fiscal year 2006. As a percent of net sales, operating expenses decreased from 20.9% of net sales to 19.3% of net sales. For the six months ended October 29, 2005, operating expenses increased 19.7% from $24.7 million for the six months ended October 30, 2004 to $29.5 million for the six months ended October 29, 2005. All areas of operating expense were impacted by higher levels of health insurance costs.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 24.9% to $9.2 million for three months ended October 29, 2005 as compared to $7.3 million for the same period in fiscal year 2005. Selling expenses increased 28.9% to $19.0 million for the six months ended October 29, 2005 from $14.7 million for the same period in fiscal year 2005. Selling expenses decreased to 12.1% of net sales for the second quarter of fiscal year 2006 from 12.4% of net sales for the second quarter of fiscal year 2005. For the six months ended October 29, 2005, selling expenses were 12.8% of net sales as compared to 12.5% of net sales for the six months ended October 30, 2004.

        Selling expenses for the quarter and the six months ended October 29, 2005 were higher as a result of an increase in personnel costs as we continued to build our sales infrastructure in all markets and internationally, including commercial products, digital signage, mobile and modular products, sports marketing, costs related to the two acquisitions in the third quarter of fiscal year 2005, and higher travel costs due to the order volume. We expect selling expenses to increase in the third quarter of fiscal 2006. Selling expenses in the second quarter of 2006 were lower than expected at the beginning of the quarter as a result of the greater allocation of personnel in sales departments to contract fulfillment and service activities corresponding with the increase in sales. As a percentage of net sales, selling expenses for the year are expected to be lower in the second half of fiscal year 2006 as compared to fiscal year 2005 primarily due to the expected level of sales for the third quarter of fiscal 2006.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses increased 21.1% to $2.7 million for the second quarter of fiscal year 2006 as compared to $2.2 million for the second quarter of fiscal year 2005. General and administrative expenses increased 9.8% to $5.3 million for the six months ended October 29, 2005 as compared to $4.8 million for the six months ended October 30, 2004. General and administrative expenses decreased to 3.5% as a percent of net sales for the second quarter of fiscal year 2006 from 3.7% of net sales for the second quarter of fiscal year 2005. For the six months ended October 29, 2005, general and administrative expenses decreased to 3.6% of net sales as compared to 4.1% of net sales for the six months ended October 30, 2004.

        The increase in general and administrative expenses for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005 was due to increases in personnel related costs across all departments with general and administration due to our growth, information systems maintenance and support costs, international expansion, higher professional fees and higher banking costs. We expect that general and administrative costs will increase in each of the remaining quarters in fiscal year 2006.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses decreased 3.9% to $2.7 million for the three months ended October 29, 2005 compared to $2.9 million for the same period in fiscal year 2005. Product design and development expenses increased 2.6% to $5.2 million for the six months ended October 29, 2005 as compared to $5.1 million for the six months ended October 30, 2004. Product design and development expense was 3.6% of net sales for the second quarter of fiscal year 2006 and 4.8% of net sales for second quarter of 2005. For the six months ended October 29, 2005, product design and development expenses were 3.5% of net sales as compared to 4.3% of net sales for the six months ended October 30, 2004.

        Generally, product design and development expenses increase during times when fewer of our engineering resources are dedicated to long-term contracts, as some of the same personnel who work on research and development also work on long-term contracts. The increase in product development and design expense, both year to date and the quarter, are consistent with our goal of investing approximately 4% of net sales into product design and development. Included in fiscal year 2005 product design and development expenses were costs related to our development of ProTour displays, which caused the fiscal 2005 levels to exceed this goal. As we stated in prior quarters, we expected product development and design expenses as a percent of net sales to return to this level for fiscal year 2006.

INTEREST INCOME

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which results in long-term receivables. We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income. Interest income resulting from these items increased 56.1% to $0.5 million for the three months ended October 29, 2005 as compared to $0.3 million for the second quarter of fiscal year 2005. For the six months ended October 29, 2005, interest income increased 38.7% to $0.9 million from $0.6 million for the six months ended October 30, 2004. The increase for both periods was the result of higher average levels of temporary cash investments, marketable securities and long-term receivables outstanding during the respective periods.

INTEREST EXPENSE

        Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. As a result of the low levels of debt outstanding, the change in interest expense for the second quarter of fiscal year 2006 as compared to the same period in fiscal year 2005 was not significant. On a year to date basis, interest expense has declined 28.8% to $0.01 million in fiscal 2006 from $0.2 million in fiscal 2005 due to the lower levels of debt outstanding.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net, decreased to ($0.01) million for the second quarter of fiscal year 2006 as compared to $0.4 million in the second quarter of fiscal year 2005. For the first six months of fiscal year 2006, other income (expense), net, decreased to $0.08 million from $0.5 million for the same period in fiscal year 2005. The change for both the quarter and year to date results from the effects of currency gains and losses on advances to foreign affiliates.

INCOME TAX EXPENSE

        Income taxes were approximately $3.0 million in the second quarter of fiscal year 2006 and fiscal year 2005. For the first six months of fiscal year 2006, income taxes decreased 5.2% to $5.8 million as compared to $6.2 million for the first six months of fiscal year 2005. The effective tax rate for the first half of fiscal year 2006 was 37.5% as compared to 37.8% for the first half of fiscal year 2005. The effective rate was lower as a result of research and development tax credits, which we began recognizing in the third quarter of fiscal year 2005, and the benefits of the new deduction under Section 199 of the Internal Revenue Code for domestic manufacturing, which were partially offset by an increase in our valuation allowance for foreign net operating loss carry forwards resulting from our updated estimates of their future realizability.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $65.5 million at October 29, 2005 and $62.3 million at April 30, 2005. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the six months ended October 29, 2005 was $6.3 million. Net income of $9.8 million plus depreciation and amortization of $4.2 million, an increase in billings in excess of costs and estimated earnings, customer deposits, accrued expenses and warranty obligations, and a decrease in long term receivables and current income taxes were offset by an increase in inventory, accounts receivable, deferred income taxes, costs and estimated earnings in excess of billings and the effects of changes in various other operating assets and liabilities. The changes in operating assets and liabilities were related to the growth we experienced during the first half of the year, higher inventory levels related to the specific orders included in our backlog and increased stocking of certain higher volume products. The increase in specific accounts related to larger projects accounted for a portion of the increase in accounts receivable.

        Cash used by investing activities consisted of $7.7 million for purchases of property and equipment for the six months ended October 29, 2005. During the first six months of fiscal year 2006, we invested approximately $2.7 million in facilities additions, primarily related to manufacturing facilities in Brookings, South Dakota, $0.5 million in transportation equipment, $1.7 million in manufacturing equipment, $1.6 million in information systems infrastructure, including software, and $1.2 million in product demonstration equipment. These investments were made to support our continued growth and to replace obsolete equipment. During the third quarter of fiscal 2005, we made two acquisitions totaling approximately $1.1 million in cash for the operating assets of Dodge Electronics and 100% of the outstanding stock of European Timing Systems, Ltd. Included in the acquisitions was approximately $1.1 million of goodwill.

        In early fiscal 2006 we began construction of an 116,000 square foot addition to our facilities in Brookings, South Dakota. The majority of the addition is designed to be used for manufacturing purposes and is expected to be complete in late fiscal 2006. The total cost of the building and related equipment is approximately $6 million.

        Cash used by financing activities consisted of $2.2 million, including the dividend paid to shareholders of $1.9 million on June 28, 2005, which was partially offset by option exercises.

        Included in receivables as of October 29, 2005 was approximately $1.5 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.7 million for the quarter ended October 29, 2005. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $5.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (4.1% at October 29, 2005) and is due on November 1, 2006. As of October 29, 2005, no advances under the line of credit were outstanding. Twelve standby letters of credit were issued and outstanding for approximately $6.0 million as of October 29, 2005. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $40 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (4.75% at October 29, 2005). As of October 29, 2005, no advances under the line of credit were outstanding. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        On May 26, 2005, our Board of Directors approved a dividend of $0.10 per share, or a total of approximately $1.9 million, which was paid on June 28, 2005 to shareholders of record on June 14, 2005. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 29, 2005, we had approximately $6.5 million of bonded work outstanding against this line.

        We believe that based on our current growth estimates over the next 12 months, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender. We believe that cash from operations, from our existing or increased credit facility, and from our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through October 29, 2005, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the second quarter of fiscal year 2006 were 8.7% of total net sales. We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised less than 1% of net sales in the second quarter of fiscal year 2006. If we believed that currency risk in Canada was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar. Sales of other foreign subsidiaries were immaterial. If we believed that currency risk in any other foreign subsidiary was significant, we would utilize foreign exchange hedging contracts to manage the exposure to the foreign currency.

        We expect net sales to international markets in the future to increase as a percentage of net sales and that a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, we will use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 29, 2005, our outstanding debt approximated $0.6million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of October 29, 2005. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of October 29, 2005, our outstanding long-term receivables were approximately $15.7 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the two quarters ending April 30, 2006 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year					There-

	2006	2007	2008	2009	2010	after
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,597	$2,921	$2,285	$1,720	$1,447	$2,716
Average interest rate	7.3%	7.7%	7.4%	6.9%	7.1%	7.6%
Liabilities:
Long- and short-term debt:
Fixed-rate	$386	$83	$24	$24	$24	$23
Average interest rate	8.1%	4.6%	–	–	–	–
Long-term marketing obligations including current portion:
Fixed-rate	$90	$213	$202	$177	$149	$54
Average interest rate	8.6%	7.9%	8.1%	8.1%	8.5%	8.2%

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

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 29, 2005, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 29, 2005, our disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 29, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS

      The following exhibits are filed with this Quarterly Report on Form 10-Q:

Ex 10.15	Fifth Amendment, dated October 1, 2005 to the Loan Agreement and Revolving Note, dated October 14, 1998 Between US Bank National Association and Daktronics, Inc.
Ex 31.1	Certification Of Chief Executive Officer Pursuant To Rules 13a-14(a)/15d-14(a) Under The Securities Exchange Act of 1934
Ex 31.2	Certification Of Chief Financial Officer Pursuant To Rules 13a-14(a)/15d-14(a) Under The Securities Exchange Act of 1934
Ex 32.1	Section 1350 Certification Of the Chief Executive Officer
Ex 32.2	Section 1350 Certification Of the Chief Financial Officer

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer and Chief Accounting Officer

Date: November 21, 2005