Form 10-Q
period 2006-01-28
DAKTRONICS INC /SD/
filed 2006-02-17
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

              (Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2006

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From _____  to ____

Commission File Number: 0-23246

DAKTRONICS, INC.
 (Exact name of Registrant as specified in its charter)

South Dakota	46-0306862
(State of incorporation)	(I.R.S. Employer
Identification Number)

331 32nd Avenue
                                         Brookings, SD                   57006
 (Address of principal executive offices)       (zip code)

(605) 697-4000
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                             Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                              Large Accelerated Filer [   ]       Accelerated Filer [ X ]       Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]   No [ X ]

The number of shares of the registrant's common stock outstanding as of February 14, 2006 was 19,389,526.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 28, 2006

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 28,	April 30,
	2006	2005
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,657	$15,961
Marketable securities	8,207	8,105
Accounts receivable, less allowance for doubtful accounts	38,590	23,762
Current maturities of long-term receivables	6,114	5,196
Inventories	32,686	24,612
Costs and estimated earnings in excess of billings	20,994	15,301
Prepaid expenses and other	1,613	1,725
Deferred income taxes	5,651	5,076
Income tax receivable	1,265	1,812
Rental equipment available for sale	—	2,733

Total current assets	123,777	104,283

Advertising rights, net	1,854	1,722
Long-term receivables, less current maturities	9,264	9,900
Goodwill	2,692	2,621
Intangible and other assets	1,152	1,101
Deferred income taxes	444	782

	15,406	16,126

PROPERTY AND EQUIPMENT:
Land	1,224	1,084
Buildings	18,986	15,386
Machinery and equipment	21,775	17,592
Office furniture and equipment	22,044	19,382
Equipment held for rental	1,132	835
Demonstration equipment	5,089	5,245
Transportation equipment	4,575	3,810

	74,825	63,334
Less accumulated depreciation	36,766	32,281

	38,059	31,053

	$177,242	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	January 28,	April 30,
	2006	2005
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$—	$79
Accounts payable	19,011	17,121
Accrued expenses and warranty obligations	14,442	10,973
Current maturities of long-term debt	86	909
Current maturities of long-term marketing obligations	380	304
Billings in excess of costs and estimated earnings	11,354	5,463
Customer deposits	5,406	4,164
Deferred maintenance revenue	3,864	2,983

Total current liabilities	54,543	41,996

Long-term debt, less current maturities	174	171
Long-term marketing obligations, less current maturities	583	595
Long-term warranty obligations	2,359	1,357
Deferred income taxes	1,629	3,433

	4,745	5,556

TOTAL LIABILITIES	59,288	47,552

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
60,000,000 shares, and shares issued
at 19,388,566 and 19,165,369
January 28, 2006 and April 30, 2005, respectively	19,223	17,739
Additional paid-in capital	3,201	2,684
Retained earnings	95,277	83,337
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income	262	159

TOTAL SHAREHOLDERS' EQUITY	117,954	103,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$177,242	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005

Net sales	$ 71,050	$ 50,818	$ 219,197	$ 169,000
Cost of goods sold	49,024	35,457	152,660	113,527

Gross profit	22,026	15,361	66,537	55,473

Operating expenses:
Selling	10,417	8,186	29,405	22,913
General and administrative	2,479	2,459	7,784	7,292
Product design and development	2,890	2,522	8,124	7,622

	15,786	13,167	45,313	37,827

Operating income	6,240	2,194	21,224	17,646

Nonoperating income (expense):
Interest income (expense), net	417	316	1,206	830
Other income (expense), net	(25)	(171)	(102)	284

Income before income taxes	6,632	2,339	22,328	18,760
Income tax expense (benefit)	2,591	(116)	8,471	6,085

Net income	$ 4,041	$ 2,455	$ 13,857	$ 12,675

Weighted average number of fully
diluted shares and common
equivalent shares	20,297	20,196	20,181	20,180

Earnings per share:
Basic	$ 0.21	$ 0.13	$ 0.72	$ 0.67

Diluted	$ 0.20	$ 0.12	$ 0.69	$ 0.63

Cash dividend paid per share	$ —	$ —	$ 0.10	$ —

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 28,	January 29,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,857	$12,675
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	6,224	5,454
Amortization	44	77
(Gain) loss on sale of property and equipment	(319)	15
Provision for doubtful accounts	(254)	(178)
Deferred income taxes, net	(2,041)	(32)
Change in operating assets and liabilities	(9,989)	1,387

Net cash provided by operating activities	7,522	19,398

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash consideration paid for acquired business	(165)	(1,024)
Purchase of property and equipment	(13,227)	(8,235)
Sales (purchases) of mareketable securities, net	(103)	—
Proceeds from sale of property and equipment	655	79

Net cash used in investing activities	(12,840)	(9,180)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(1,917)	—
Principal payments on long-term debt	(894)	(1,170)
Net payments on notes payable	(87)	(157)
Proceeds from exercise of stock options and warrants	859	542
Proceeds from issuance of long-term debt	—	51

Net cash used in financing activities	(2,039)	(734)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	53	91

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,304)	9,575

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,961	16,255

CASH AND CASH EQUIVALENTS END OF PERIOD	$8,657	$25,830

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$187	$176
Income taxes, net of refunds	9,615	5,742

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$517	$990
Property and equipment acquired through accounts payable	304	—

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

Note 2. Significant Accounting Policies

        Stock-based compensation. At January 28, 2006, we had four stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005

Net Income as reported	$4,041	$2,455	$13,857	$12,675
Deduct: Total stock-based method
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(224)	(254)	(560)	(533)

Pro forma net income	$3,817	$2,201	$13,297	$12,142

Earnings per share:
Basic – as reported	$0.21	$0.13	$0.72	$0.67
Basic – pro forma	0.20	0.12	0.69	0.64
Diluted – as reported	0.20	0.12	0.69	0.63
Diluted – pro forma	0.19	0.11	0.66	0.60

        Commitments and Contingencies. In connection with certain sales of equipment, we have agreed to accept a specified level of recourse on the money owed by our customers to other financial institutions. At January 28, 2006 and at April 30, 2005, we were contingently liable on such recourse agreements in the amount of $250.

        We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        Product Warranties. We offer standard warranty coverages on many of our products, which include parts and, in some cases, labor, maintenance and support, for periods varying from one to 10 years. The specific terms and conditions of these warranties vary depending on the product sold and other factors. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product is shipped in the case of standard orders and prorated over the construction period in the case of custom projects. Factors that affect our warranty liability include historical and anticipated costs. We periodically assess the adequacy of our recorded warranty costs and adjust the amounts as necessary.

        Changes in our product warranties for the nine months ended January 28, 2006 consisted of the following:

Amount

Beginning accrued warranty costs	$5,028
Warranties issued during the period	4,784
Settlements made during the period	(3,343)
Changes in accrued warranty costs for
preexisting warranties during the period,
including expirations	517

Ending accrued warranty costs	$6,986

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $991 and $911 for the nine months ended January 28, 2006 and January 29, 2005, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 28, 2006:

Fiscal Year	Amount
2006	$232
2007	668
2008	372
2009	216
2010	110
Thereafter	45

Total	$1,643

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of January 28, 2006, we were obligated to purchase inventory and advertising rights through fiscal year 2008 as follows:

Fiscal Year	Amount
2007	$3
2008	54
2009	54

Total	$111

        Sublease Commitments. We sublease office space in our Florida office location. Future minimum lease payments under non-cancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 28, 2006:

Fiscal Year	Amount
2006	$49
2007	47
2008	12
2009	35
2010	35

Total	$178

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

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

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

        The cost of advertising rights, net of amortization, was $1,854 as of January 28, 2006 and $1,722 as of April 30, 2005.

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

        During the nine months ended January 28, 2006, we did not recognize any net gain or loss related to the ineffective portion of our hedging instruments, or any net gain or loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of January 28, 2006, we expect to reclassify $21 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual export sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended January 28, 2006 and January 29, 2005 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended January 28, 2006:
Basic earnings per share	$4,041	19,282,816	$0.21
Effect of dilutive securities:
Exercise of stock options	—	897,778	(0.01)

Diluted earnings per share	$4,041	20,180,594	$0.20

For the three months ended January 29, 2005:
Basic earnings per share	$2,455	18,998,527	$0.13
Effect of dilutive securities:
Exercise of stock options	—	1,197,720	(0.01)

Diluted earnings per share	$2,455	20,196,247	$0.12

For the nine months ended January 28, 2006:
Basic earnings per share	$13,857	19,353,362	$0.72
Effect of dilutive securities:
Exercise of stock options	—	943,221	(0.03)

Diluted earnings per share	$13,857	20,296,583	$0.69

For the nine months ended January 29, 2005:
Basic earnings per share	$12,675	18,940,130	$0.67
Effect of dilutive securities:
Exercise of stock options	—	1,240,298	(0.04)

Diluted earnings per share	$12,675	20,180,428	$0.63

Note 6. Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

         Goodwill, net of accumulated amortization, was $2,692 at January 28, 2006 and $2,621 at April 30, 2005. Accumulated amortization was $157 at January 28, 2006 and at April 30, 2005. We performed our annual impairment analysis of goodwill as of October 30, 2005. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $786 at January 28, 2006 and $560 at April 30, 2005. Accumulated amortization was $568 and $524 at January 28, 2006 and April 30, 2005, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of January 28, 2006 is $8, $47, $47, $47, $47 and $23 for the fiscal years 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

Note 7. Inventories

        Inventories consist of the following:

	January 28, 2006	April 30, 2005

Raw materials	$14,119	$10,446
Work-in-progress	8,269	5,208
Finished goods	10,298	8,958

	$32,686	$24,612

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the nine months ended:
January 28, 2006	$194,516	$24,681	$219,197
January 29, 2005	152,692	16,308	169,000

Long-lived assets at:
January 28, 2006	36,898	1,161	38,059
January 29, 2005	29,574	1,479	31,053

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

Note 10. Acquisitions

        In fiscal year 2006, we acquired certain assets, primarily intangible assets, for a total consideration of approximately $200. In connection with these acquisitions, no goodwill was recognized. On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”), and on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. No contingent consideration had been earned through January 28, 2006. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for a term of up to five years.

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

	Nine Months Ended
	January 28,	January 29,
	2006	2005

Net income	$13,857	$12,675
Net foreign currency translation adjustment	242	74
Net gain on derivatives	20	—

Total comprehensive income	$14,119	$12,749

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. As of January 28, 2006 we had an allowance for doubtful accounts balance of approximately $1.3 million.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. As of January 28, 2006, we had approximately $6.9 million reserved for these costs.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. As of January 28, 2006, we had $3.9 million of deferred revenue related to extended warranty and product maintenance.

        Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which they occur. All other inventory is valued at cost.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	Janaury 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.0%	69.8%	69.6%	67.2%

Gross profit	31.0%	30.2%	30.4%	32.8%
Operating expenses	22.2%	25.9%	20.7%	22.4%

Operating income	8.8%	4.3%	9.7%	10.4%
Interest income (expense), net	0.5%	0.7%	0.6%	0.6%
Other income (expense), net	0.0%	(0.3%)	(0.1%))	0.2%

Income before income taxes	9.3%	4.6%	10.2%	11.1%
Income tax expense (benefit)	3.6%	(0.2%)	3.9%	3.6%

Net income	5.7%	4.8%	6.3%	7.5%

NET SALES

        Net sales increased 29.7% to $219 million for the nine months ended January 28, 2006 as compared to $169.0 million for the same period in fiscal year 2005. Net sales increased 39.8% to $71.1 million for the quarter ended January 28, 2006 as compared to $50.8 million for the same period in fiscal year 2005. For the nine months and quarter ended January 28, 2006, net sales increased in all our markets, with the commercial market experiencing growth rates in excess of 60% for the nine-month period and the sports market growing more than 12% year to date. For the quarter, sports and commercial markets were up over 19% and 70%, respectively. Net sales in the transportation business were up slightly as compared to the prior year period for both the quarter and year to date. Net sales overall for the quarter ended January 28, 2006 were up domestically but down on an international basis. Year to date, however, international sales were up more than 25% as a result of the strong order performance in the first quarter of fiscal year 2006. As a percent of overall net sales, standard product orders were approximately 28% of net sales for the third quarter and 30% year to date.

        Sports Market. Within the sports markets, the increase in net sales in the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005 was the result of increases in the professional and small sports facilities, while sales to mid-sized facilities were down. Net sales in the small facilities business, which had been less than expected in the first two quarters of the year, rebounded and were up more than 15%. Orders there continued to expand as well, reinforcing our expectation that the first half of the year was not a trend of declining growth rates.

        The growth in the sports market includes higher sales of both standard product orders and custom contract orders; however, the percentage growth in custom products is greater than standard products. The growth overall continues to be due to opportunities for larger systems which include more and larger displays and tighter pixel pitches, technology enhancements and the expanding markets for our products. In addition, we benefit from our network of sales and service offices, giving us the ability to serve our customers more effectively, which enhances sales. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities and the sports business in general is more resistant to negative factors in the economy as a whole.

        Net sales in the sports market internationally were down for the third quarter of fiscal 2006 and year to date as compared to the same periods in fiscal year 2005. This continues to be a reflection of the inherent volatility of large orders and the timing of when orders are booked, and over the next few quarters we expect international sales will increase year over year.

        Order growth in the sports markets is generally subject to the same factors described above relating to net sales, although the timing of large orders tends to cause differing short-term results. For the third quarter of fiscal year 2006, order bookings were up as compared to the third quarter of fiscal 2005. On a year to date basis, orders were up more than 20%. The lack of growth was due to timing of orders, which were delayed into the fourth quarter of fiscal year 2006. Orders for the quarter were again positively impacted by an additional order for the Dolphins Stadium in Miami, Florida, which approximated $4 million, bringing the total order to more than $12 million. We expect that for the year, orders in the sports market will be up 20%. This expectation is subject to the risks of timing of the orders and the risk of a competitive environment. We believe that the growth in the sports market over the long term is driven by growth in average transaction size in the larger facilities, new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace.

        Commercial Market. Net sales in the commercial market grew during the third quarter and first nine months of fiscal year 2006 as compared to the same periods of fiscal year 2005. Sales of custom video systems and standard products were both strong. The increasing interest in LED digital billboards, growing acceptance of our standard Galaxy® display product line, sales to national account customers, and an increasing demand for large video systems continue to fuel growth along with the improved economic conditions and the greater acceptance of LED technologies for advertising. We continue to see more momentum in the LED digital billboard niche, which is dominated by three large outdoor advertising companies who are in various stages of deployment of LED digital displays. This has had a positive effect on net sales and orders for the current quarter and is expected to have positive results in the near term. However, given that the business is dominated by three companies, there are greater risks in terms of how much business we can capture and retain. We believe that the key success factors in maintaining this growth for the long-term involves competitive pricing, reliable product and superior service and support. We believe that we are positioned properly for this business, although it could require additional capital investments, depending on the ultimate rate of growth. Finally, we believe that there are a number of limitations on how fast this business can grow, including local sign codes, the time to market of the displays and various other factors.

        The commercial market has experienced the greatest percentage growth as compared to our other markets for the third fiscal quarter of 2006 and year to date as compared to the same periods in fiscal 2005. On an international basis, net sales were down for the quarter and up year to date as compared to the last fiscal year. The performance for the quarter is a reflection of the volatility of large orders, while the performance on a year to date basis is due to a number of orders booked earlier in the year and during the quarter in the Middle East, Central America and Asia-Pacific regions.

        Order bookings in the commercial market were also up significantly for the third quarter of fiscal year 2006 and year to date as compared to the same periods of fiscal year 2005, in spite of a decline in order bookings internationally for the quarter, which is attributable to the inherent volatility of the business. Although sales and orders in the commercial market depend to a large degree on current economic conditions, we have been able to grow the business due to our product offerings and growing acceptance and demand for our products, our international expansion, our network of sales and service offices throughout the United States, the development of resellers, primarily in the United States, and the integrated offerings we provide. As we continue to penetrate the opportunities in the commercial market, including national accounts and business outside of the United States, and further develop our regional sales force, we expect the trend of increasing standard order volume and large video systems to continue at double-digit percentage growth rates.

        Transportation Market. Net sales in the transportation markets increased during the third quarter of fiscal year 2006 as compared to the same period of fiscal 2005 and are flat on a year to date basis. Year to date orders in the transportation markets are up more than 15% primarily due to the level of bookings in the first and third quarter of fiscal year 2006. We expect that for fiscal year 2006, the transportation market will increase as compared to fiscal year 2005 in orders and net sales.

        Other Markets. We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented less than 1% and 0.7% of net sales for the third quarter and nine months ended January 28, 2006. The gross profit percents on these transactions have typically been higher than the gross profit percents on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        Backlog. The order backlog as of January 28, 2006 was approximately $83 million as compared to $53 million as of January 29, 2005 and $81 million at the beginning of the third quarter of fiscal year 2006. Historically, our backlog varies due to the timing of large orders. The increase in ending backlog for the third quarter of fiscal year 2006 as compared to the same time one year ago was across all markets. As compared to the beginning of the third quarter of fiscal year 2006, the backlog declined in the transportation market and increased in the commercial and sports markets. The changes were the result of the combination of the changes in orders and net sales discussed above. Typically, we enter the third quarter with the lowest backlog of the fiscal year as a result of the usual lower level of orders in the second quarter of a fiscal year, which causes the third quarter net sales to typically be the lowest of the year. Due to the level of order bookings in fiscal year 2006, which contributed to the higher backlog, third quarter sales did not decline sequentially by as much as our history would indicate. This is also partially attributable to the growing contribution of the commercial market, which contains less seasonality than the sports markets.

        We are beginning to see more opportunities to expand our business in the media sales and services for digital networks where the display media is primarily LCD and plasma screens. We expect that these opportunities could require investments of capital, although the ultimate amount of the investment is yet to be determined. We would expect to begin seeing revenue from these opportunities in fiscal year 2007.

        As a result of expected increases in order bookings we projected in early fiscal 2005, we began increasing plant capacity in fiscal year 2005. The majority of the expansion, however, was planned for fiscal year 2006. During the fourth quarter of fiscal year 2005 and throughout the current fiscal year, order bookings have surpassed expectations and have caused our manufacturing personnel and other personnel to work extra shifts and caused us to outsource more activities and make additional capital investments related to increasing capacity. The rate at which we can ramp up our capacity has been somewhat of a limitation on our net sales. We will continue to ramp up our capacity, including a 30% increase in manufacturing space, through the end of the current fiscal year. We have also significantly expanded our manufacturing workforce. Finally, we are taking steps to redesign parts of our manufacturing process to better reflect the higher volumes and are beginning the initial planning for another expansion to the facilities in Brookings during fiscal year 2007.

GROSS PROFIT

        Gross profit increased 43.4% to $22.0 million for the third quarter of fiscal 2006 as compared to $15.4 million for the third quarter of fiscal year 2005. For the nine months ended January 28, 2006, gross profit increased 19.9% to $66.5 million compared to $55.5 million for the nine months ended January 29, 2005. As a percent of net sales, gross profit was 31.0% and 30.4% for three and nine months ended January 28, 2006 as compared to 30.2% and 32.8% for the three and nine months ended January 29, 2005. The gross margin percentage increased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal year 2005 due primarily to the greater stability in the competitive environment and the margin on orders at the time of booking. The gross profit percentage was slightly higher than expected for the quarter as a result of the mix of business and improvements in efficiency in manufacturing as we better adjust to the demand. We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, plant capacities, performance on larger projects and level of future sales, margin percentages may not increase and could decrease. We expect that the gross margin percent in the fourth quarter will be approximately 31%, although the actual margins can vary significantly.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 19.9% from $13.2 million in the third quarter of fiscal year 2005 to $15.8 million in the third quarter of fiscal year 2006. As a percent of net sales, operating expenses decreased from 25.9% of net sales to 22.2% of net sales. For the nine months ended January 28, 2006, operating expenses increased 19.8% from $37.8 million for the nine months ended January 29, 2005 to $45.3 million for the nine months ended January 28, 2006.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 27.3% to $10.4 million for the three months ended January 28, 2006 as compared to $8.2 million for the same period in fiscal year 2005. Selling expenses increased 28.3% to $29.4 million for the nine months ended January 28, 2006 from $22.9 million for the same period in fiscal year 2005. Selling expenses decreased to 14.7% of net sales for the third quarter of fiscal year 2006 from 16.1% of net sales for the third quarter of fiscal year 2005. For the nine months ended January 28, 2006, selling expenses were 13.4% of net sales as compared to 13.6% of net sales for the nine months ended January 29, 2005.

        Selling expenses for the quarter and the nine months ended January 28, 2006 were higher as a result of an increase in personnel costs as we continued to build our sales infrastructure in all markets and internationally, including commercial products, digital signage, mobile and modular products, sports marketing, higher travel and entertainment costs due to the order volume, increased costs of expatriates in foreign locations, increased bad debt expense, and higher commission and consulting fees. We expect selling expense dollars to remain stable on a sequential basis in the fourth quarter of fiscal 2006.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses increased 0.8% to $2.5 million for the third quarter of fiscal year 2006 as compared to $2.5 million for the third quarter of fiscal year 2005. General and administrative expenses increased 6.7% to $7.8 million for the nine months ended January 28, 2006 as compared to $7.3 million for the nine months ended January 29, 2005. General and administrative expenses decreased to 3.5% as a percent of net sales for the third quarter of fiscal year 2006 from 4.8% of net sales for the third quarter of fiscal year 2005. For the nine months ended January 28, 2006, general and administrative expenses decreased to 3.6% of net sales as compared to 4.3% of net sales for the nine months ended January 29, 2005.

        The increase in general and administrative expenses for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005 was due to increases in personnel related costs across all departments within general and administration due to our growth, information systems maintenance and support costs, international expansion, and higher banking costs. We expect that general and administrative costs will increase in the fourth quarter of fiscal year 2006.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 14.6% to $2.9 million for the three months ended January 28, 2006 compared to $2.5 million for the same period in fiscal year 2005. Product design and development expenses increased 6.6% to $8.1 million for the nine months ended January 28, 2006 as compared to $7.6 million for the nine months ended January 29, 2005. Product design and development expense was 4.1% of net sales for the third quarter of fiscal year 2006 and 5.0% of net sales for third quarter of 2005. For the nine months ended January 28, 2006, product design and development expenses were 3.7% of net sales as compared to 4.5% of net sales for the nine months ended January 29, 2005.

        Generally, product design and development expenses increase during times when fewer of our engineering resources are dedicated to long-term contracts, as some of the same personnel who work on research and development also work on long-term contracts. The increase in product development and design expense, both year to date and the quarter, are consistent with our goal of investing approximately 4% of net sales into product design and development. Included in fiscal year 2005 product design and development expenses were costs related to our development of ProTour™ displays, which caused the fiscal 2005 levels to exceed this goal. As we stated in prior quarters, we expected product development and design expenses as a percent of net sales to return to this level for fiscal year 2006.

INTEREST INCOME AND EXPENSE

        We occasionally generate interest income through product sales on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which results in long-term receivables. We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income. Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest income (expense), net resulting from these items increased 32.0% to $0.4 million for the three months ended January 28, 2006 as compared to $0.3 million for the third quarter of fiscal year 2005. For the nine months ended January 28, 2006, interest income (expense), net increased 45.3% to $1.2 million from $0.8 million for the nine months ended January 29, 2005. The increase for both periods was the result of higher average levels of temporary cash investments, marketable securities and long-term receivables outstanding during the respective periods as well as lower levels of debt outstanding.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net decreased to less then ($0.1) million for the third quarter of fiscal year 2006 as compared to ($0.1) million in the third quarter of fiscal year 2005. For the first nine months of fiscal year 2006, other income (expense), net decreased to ($0.1) million from $0.3 million for the same period in fiscal year 2005. The change for both the quarter and year to date results from the effects of currency gains and losses on advances to foreign affiliates.

INCOME TAX EXPENSE

        Income taxes were approximately $2.6 million in the third quarter of fiscal year 2006 and a benefit of $0.1 million for the third quarter of fiscal year 2005. For the first nine months of fiscal year 2006, income taxes increased to $8.5 million as compared to $6.1 million for the first nine months of fiscal year 2005. The effective tax rate for the nine months ended January 28, 2006 was 37.9% as compared to 32.4% for the first nine months of fiscal year 2005. The effective rate was higher in fiscal year 2006 as a result of claims for research and development tax credits for prior fiscal years, which we partially recognized in the third quarter of fiscal year 2005. Offsetting this were the benefits of the new deduction under Section 199 of the Internal Revenue Code for domestic manufacturing, which were partially offset by an increase in our valuation allowance for foreign net operating loss carry forwards resulting from our updated estimates of their future realizability. We are currently under examination by the Internal Revenue Service as a result of our claims for refunds related to the credits. We believe that the results of the examination will not have any adverse effect on our financial position. We are also optimistic that as a result of perceived improvements in our international business, we will begin generating taxable income in foreign jurisdictions, which would allow us to recognize the benefits related to net operating loss carryforwards which have been offset by a valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $69.2 million at January 28, 2006 and $62.3 million at April 30, 2005. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the nine months ended January 28, 2006 was $7.5 million. Net income of $13.9 million plus depreciation and amortization of $6.2 million, a decrease in income taxes receivable, prepaid expenses, equipment available for sale and an increase in accounts payable, accrued expenses, customer deposits, and billings in excess of costs and estimated earnings, were offset by an increase in inventory, accounts receivable, deferred income taxes, costs and estimated earnings in excess of billings and the effects of changes in various other operating assets and liabilities. The changes in operating assets and liabilities were related to the growth we experienced during the nine months of the year, higher inventory levels related to the specific orders included in our backlog and increased stocking of certain higher volume products. As of January 28, 2006, approximately $12 million in receivables was due us under five contracts, most of which has been subsequently collected.

        Cash used by investing activities consisted of $12.8 million for purchases of property and equipment for the nine months ended January 28, 2006. During the first nine months of fiscal year 2006, we invested approximately $3.5 million in facilities additions, primarily related to manufacturing facilities in Brookings, South Dakota, $0.7 million in transportation equipment, $4.5 million in manufacturing equipment, $2.5 million in information systems infrastructure, including software, and $1.2 million in product demonstration equipment. These investments were made to support our continued growth and to replace obsolete equipment. During the third quarter of fiscal 2005, we made two acquisitions for consideration totaling approximately $1.1 million in cash for the operating assets of Dodge Electronics and 100% of the outstanding stock of European Timing Systems, Ltd. Included in the acquisitions was approximately $1.1 million of goodwill.

        In early fiscal 2006, we began construction of a 116,000 square foot addition to our facilities in Brookings, South Dakota. The majority of the addition is designed to be used for manufacturing purposes and is expected to be complete in late fiscal 2006. The total cost of the building and related equipment is approximately $7 million. We are taking steps to redesign parts of our manufacturing process to better reflect the higher volumes, and we have begun the initial planning for another expansion to the facilities in Brookings during fiscal year 2007. At this time, we have not determined the effect on cash that could result from additional expansion, but it is expected to be significant.

        Cash used by financing activities consisted of $2.0 million, including the dividend paid to shareholders of $1.9 million on June 28, 2005, which was partially offset by option exercises.

        Included in receivables as of January 28, 2006 was approximately $1.0 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.9 million for the quarter ended January 28, 2006. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $10.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (4.6% at January 28, 2006) and is due on October 1, 2007. As of January 28, 2006, no advances under the line of credit were outstanding. Nine standby letters of credit were issued and outstanding for approximately $6.0 million as of January 28, 2006. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (5.25% at January 28, 2006). As of January 28, 2006, no advances under the line of credit were outstanding. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        On May 26, 2005, our Board of Directors approved a dividend of $0.10 per share, or a total of approximately $1.9 million, which was paid on June 28, 2005 to shareholders of record on June 14, 2005. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 28, 2006, we had approximately $6.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through January 28, 2006, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the third quarter of fiscal year 2006 were 9.2% of total net sales. We operate in various countries in Europe and Asia and in Canada through wholly-owned subsidiaries. Sales of these foreign subsidiaries comprised less than 1% of net sales in the third quarter of fiscal year 2006. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Sales of other foreign subsidiaries were immaterial. If we believed that currency risk in any other foreign subsidiary was significant, we would utilize foreign exchange hedging contracts to manage the exposure to the foreign currency.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 28, 2006, our outstanding debt approximated $0.3 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 28, 2006. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of January 28, 2006, our outstanding long-term receivables were approximately $15.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ended January 28, 2006 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year					There-

	2006	2007	2008	2009	2010	after
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,002	$3,092	$2,490	$1,811	$1,589	$2,394
Average interest rate	6.4%	7.6%	7.4%	7.0%	6.9%	7.5%
Liabilities:
Long- and short-term debt:
Fixed-rate	$18	$113	$55	$24	$24	$26
Average interest rate	6.1%	4.5%	2.2%	—	—	—
Long-term marketing obligations, including current portion:
Fixed-rate	$49	$338	$200	$175	$148	$53
Average interest rate	10.4%	8.3%	8.2%	8.2%	8.6%	7.9%

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

        Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our Canada, Germany, China, Hong Kong and United Kingdom subsidiaries and accounts to settle Euro-based and Australian-based payments. These balances are immaterial as a whole.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 28, 2006, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 28, 2006 our disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, the Company’s Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 28, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Not Applicable

Item 1A. RISK FACTORS

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

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer
(Principal Financial Officer and Prinicipal Accounting Officer)

Date: February 17, 2006