Form 10-K
period 2006-04-29
DAKTRONICS INC /SD/
filed 2006-07-06
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

        (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 29, 2006
OR
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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer          Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes      No

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 28, 2005, (which is the last business day at the Registrant's most recently completed second quarter) computed by reference to the closing sales price of the registrant's Common Stock on The NASDAQ Stock Market on such date, was approximately $345,855,000. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant's outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant's Common Stock outstanding as of June 23, 2006 was 39,002,650.

                                                                             Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held August 18, 2004 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended April 29, 2006

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

        This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors“ and “Item 7“ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our filings with the Securities and Exchange Commission.

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

        During the 1990s, we focused on expanding our product line, increasing market share and developing new markets for products. We were successful in increasing our market share in these areas and, as a result, grew commensurately. Our diversity and strength of personnel allow us to continue to design, enhance, create and manufacture and market cutting-edge products.

        New technology continues to provide opportunities for us to expand. The development of blue and green light-emitting devices (LEDs) in the mid-nineties has led to significant changes in the electronic display market, principally the development of full-color LED displays. Prior to that time the majority of our products were based on incandescent or reflective display technologies. Today, LED technology has totally displaced the incandescent and reflective technologies for large format displays. LED technology excels over other technologies because of its viewing characteristics, energy efficiency, cost of maintenance and lifetime.

        More recently we began offering display networks incorporating LCD and plasma technology displays in what is commonly referred to as digital advertising or narrowcasting systems.

        We also offer a range of proprietary display control software to complement the display technologies, and are able to offer customers complete integrated system solutions including content such as animations and video productions to assist our clients in realizing the maximum impact and benefit from their display systems.

        Business Developments. As a result of our line of LED display systems and various software applications, we gained significant market share through designing and manufacturing quality products and providing technical expertise and services. Our products can be seen across the world as we are the world’s leader in all display product categories according to independent research. As a result, our integrated video and scoring systems can be seen at many professional, collegiate and high schools, particularly in North America. In addition since 1980, we have been the leading provider to international sporting events such as the Olympic games.

        With commercial applications our video and graphics displays can be seen in major destination sites such as Las Vegas, Times Square, along the roadside billboard applications, in front of retail establishments and at major stock exchanges across the globe.

        Finally in the transportation market our Vanguard displays can be found in over 100 jurisdictions across North America including over 30 state departments of transportation.

        One of our core growth strategies is to enter geographic markets by opening a small sales and service office that provides after-sale support to our entire product line, sales of standard products and support on large custom projects. This network of offices, which totals over 50 locations throughout the world, has historically been and we expect it to continue to be an extremely important growth strategy.

        We occasionally acquire businesses that provide access to new markets or complement our existing products. In the past five years, we have acquired a number of small companies. Although these acquisitions increased the scope of services or technology that we are able to provide, our primary growth objective is still the increase of sales through organic growth.

Financial Information About Segments

        Our global business is principally in a single industry segment – the design, development, marketing and support of visual display solutions for the sports, commercial and transportation markets.

Narrative Description of Business

        We are the world’s leading supplier of electronic scoreboards, large electronic display systems, marketing services, digital messaging solutions and related software and services for sports, commercial and transportation applications. Our continuing focus is on supporting customers with superior products, integration and services that provide dynamic, reliable and unique visual communication solutions. We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large, multi-million dollar, video display systems as well as related control systems, timing, sound and related professional services. We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

        We are engaged in a full range of activities: marketing and sales, engineering and design, manufacturing, and professional services. Each of those activities is described below.

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

        The majority of the products sold by resellers are standard catalog products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. We support our resellers through national and regional direct mail advertising, trade journal advertising, trade show exhibitions and direct sales force support in the field. We believe that we can expand market share by expanding both our direct sales force and resellers.

        Our direct sales force is comprised of a network of over 50 offices located throughout the world supporting all customer types in both sales and service. In addition to supporting resellers as mentioned above, the direct sales staff sells the entire range of our standard products and substantially all of the large video display systems. Our direct sales staff is structured in a way to maximize cross-selling opportunities across markets. To accomplish this, we have developed a matrix structure where the main focus and reporting responsibilities fall into one of our three main markets. A complementary emphasis is then placed on a regional structure to create opportunities in other markets and to support efforts for the organization as a whole.

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

        International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets. During fiscal years 2006, 2005 and 2004, approximately 10%, 11% and 13% of our net sales, respectively, were derived from international sales. Since 2000, we have acquired or opened international office locations, including offices in Canada, China, France, Germany, and the United Kingdom. We also are a 49% owner in a joint venture in Malaysia.

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

        Manufacturing and Technical Contracting. As a vertically integrated manufacturer of display systems, we perform most sub-assembly and substantially all final assembly of our products. We also serve as a technical contractor for customers who desire custom hardware design, installation or other technical services.

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

        In scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning (ERP) system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

        During fiscal year 2006, we began significant expansion of our facilities and throughput expansion to respond to the increasing demands of our products. Historically, substantially all our products were manufactured in our main facility in Brookings, South Dakota. We are currently expanding our production facilities in Brookings and Sioux Falls, South Dakota and, to a limited degree in China. It is expected that for the long term, the majority of our manufacturing will continue to be in Brookings.

        Technical Contracting. We serve as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state-of-the-art display systems for large installations typically involves competitive proposals. As a part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. If requested by a customer or if necessary to help secure a bid, we will include as a part of our proposal the work necessary to prepare the site and install the display system. In such cases, we may serve as the general contractor and retain subcontractors. We are licensed in a number of domestic jurisdictions as a contractor.

        Professional Services. Our professional services are essential to continued market penetration and growth. To enhance the level of service available to our customers, we provide maintenance and support services in all of our offices throughout the world. We plan to open other offices in the future to supplement our service capabilities. In addition, we use a network of authorized service companies to service and maintain our products.

        Professional services we provide in addition to technical contracting include event support, content creation, product maintenance, marketing assistance and display rentals. Our Keyframe® support group provides a variety of services to customers, including video and animation, event support, control room design, on-site training (hardware and software), and continuing technical support for operators of complicated display systems.

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

        Our Daktronics Commercial Network division provides services similar to Daktronics Sports Marketing to narrowly-defined niches within our commercial market. These services entail maximizing revenue generation for customers in connection with the purchase of display systems through advertising and other opportunities.

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

        Our repair center is staffed with trained technicians who promptly repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts. Our modular approach to the design and production of products enhances our ability to provide effective customer service and support. Customers can obtain periodic training and maintenance seminars throughout the world and at our headquarters and can also contract for on-site training and maintenance.

General Description of Our Products and Technologies

        Our display technology has changed significantly since the mid-1990s when incandescent lamps were the primary display element. Presently, LED and LCD technologies are the primary display elements. The invention and availability of the blue and green LED in the mid-1990s, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors to form all other colors in the video display. The decreasing costs of LCD components along with the drive for more numerous smaller displays have led to the addition of LCD displays. Finally, driven by customer demand, we have enhanced our video display technology into mobile and modular technologies to complement various applications which are not fixed and permanent in nature.

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

        The two principal components of many of our systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided by the operator and other integrated sources and then compiles the information, graphics or animation to be presented on the display. Data can be transferred between the display controller and local or remote displays. Local connections may use wire cables, fiber optic cables, infrared links or radio links. Standard and cellular telephone connections and satellite transmissions are used to connect to remote displays. The display controller controls each of the pixels (which are the dots or picture elements that make up the image) on the display to present the message or image.

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

        Our display systems range from small scoreboards and digit displays under $1,000 to large complex display systems priced in excess of $10 million. Generally, our product sales are either custom products or standard catalog scoreboards or displays. These standard catalog sales account for approximately 29% of our total annual revenues. Our custom products are customized in terms of size, configuration and installation type but are built using standard physical and technology platforms.

        Within each product family, we produce both standard and custom displays that vary in complexity, size and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount and type of information to be displayed. Generally, the light source, or pixels, are spaced farther apart for longer distance viewing. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display. We customize our products according to the design specifications of the customer and the conditions of the environment and setting.

Product Families and Technologies

        Our products are comprised of the following four major product families:

        1)     Sport Products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, controllers and timing systems;
        2)     Video Products, primarily ProStar®, ProTour™ and ProAd® displays, and associated control systems;
        3)     Commercial Products, primarily Galaxy® displays and Venus® 1500 control systems; and
        4)     Transportation Products, primarily Vanguard® displays

        Each of these is discussed below.

        Sport Products. The Sport Products family includes a full line of indoor and outdoor scoreboards, timing systems, digit displays, sound systems, statistics software and other related products. The indoor products range from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers and advertising panels. Outdoor scoreboards also range from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels. The sizes of displays can vary significantly depending on the needs of the customer, taking into account such things as viewing angles and spectator distances.

        We expect that Sport Products sales in the future will continue to focus on LED technology due to the lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Since most of the products within the Sport Products group have significant standardization, we have been able to make progress on our goal of delivering the highest quality products while maintaining consistent and favorable margins.

        We offer a variety of internally developed controllers complementing our scoreboards and displays, which vary depending on the sport and complexity of the system. These controllers vary in price and complexity from the All Sport® 100, which is a controller for portable scoreboards, to the All Sport® 5000, which is designed for more sophisticated scoring systems, allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections or other means.

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

        Our ProStar® video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.3 trillion colors and is available with pixel spacing as close as three millimeters. Currently, we offer a wide range of pixel spacing, ranging from three millimeter to 89 millimeter. The three-millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 89-millimeter is the most cost effective for physically large displays with maximum viewing distances. In addition, the uniformity of colors across the display is important to the quality of the video image. Our unique display control circuitry along with proprietary manufacturing and calibration procedures provide uniform colors across the display.

        We have adapted our ProStar® technology into our ProAd® digital advertising and information display system, the ProTour® modular display system, the ProRail® display systems and our ProPixelTM display systems. ProAd® technology uses similar red, green and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring, statistics and video.

        ProTour® display systems are comprised of lightweight individual modules or panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are focused in what we refer to as the mobile and modular application, such as touring shows, and the events market. ProRail® display systems incorporate our ProAd® displays into a patented cabinet designed to serve as a replacement for the fascia of an upper deck in a stadium or arena, in some cases, improving site lines of the fans. ProPixel® displays serve as architectural accents and channel lettering.

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

        Commercial Products. The key product line in the Commercial Products family is our Galaxy® product line, which includes various indoor and outdoor applications intended primarily as graphics and text-based displays. All of the current product offerings within the Commercial Products group use LED technologies.

        Galaxy® displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future. Galaxy® displays are either red, amber or full color, with pixel spacing ranging from 7.6 millimeter to 89 millimeter, depending on size and viewing distance. They are used primarily as message centers to convey information and advertising to the consumers and the public. This product line has become one of our fastest growing product lines. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer. Within the Galaxy® line, we offer various price points for similar sized displays of the same pixel spacing.

        Other product lines within the Business Products group include our DataTrac™, DakTicker® and InfoNet™ displays. The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced evenly horizontally and vertically from the adjacent character. This provides the least expensive display per character for the display of text messages only. DakTicker® displays are used primarily in financial institutions for ticker displays and other financial information. The InfoNet™ product line includes line-oriented displays for indoor use that are available as single or multi-line units. All DataTrac™, DakTicker® and InfoNet™ products have a controller in the display that is capable of receiving a downloaded display program and then operating independently to display that program until a new program is downloaded to it.

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

        Transportation Products. The Transportation Products group includes a full line of electronic displays and controllers marketed under the Vanguard® product line. Vanguard® displays are typically used to help direct traffic and inform motorists. We have also developed a control system for these displays to help manage a network of displays. Both the displays and the software are NTCIP (National Transportation Communications for ITS Protocol) compliant and meet the various requirements imposed by government and other regulatory bodies.

Sources of Raw Materials

        We source some of our raw materials from a limited number of suppliers, including primarily LEDs. We do so because of the high level of quality we require. The loss of any single supplier, however, would not have a material effect on us. In addition, to reduce our inventories and enhance product quality, we elect to limit the number of suppliers who are willing to provide components on an “as needed” basis. From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

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

        This seasonality is caused by sales related to facilities for football and other fall sports in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall, and finally facilities for baseball and other spring and summer sports in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality not related to holidays are generally not found in our commercial and transportation markets, although the impact of large orders in those markets can cause significant fluctuations in sales and profits. Approximately 55% of our sales are in the sports markets, 35% percent in the commercial market, and the remainder in transportation.

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

Customers

        The primary markets we serve, along with types of customers, are as follows:

Markets	Types of Customers
Sports	Elementary and secondary schools, colleges and universities, recreation centers, professional sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers and motor racing.

Commercial	Retailers, outdoor advertisers, hospitality providers, quick-serve restaurants, financial institutions, casinos, pari-mutual racing and other businesses.

Transportation	State and local departments of transportation, airlines, airports and related industries, parking facilities and transit authorities.

        We have a large and diverse customer base. As a result, the loss of a major customer would not have an adverse impact on us. No single customer accounted for more than 10% of our revenue in fiscal year 2006.

Backlog

        Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $93 million as of April 29, 2006 and $73 million as of April 30, 2005. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income. Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.

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

        Many of our competitors compete in only one or a few of the market niches we serve. There are generally more competitors in markets that require less complicated display systems, such as the high school scoreboard market and the commercial market, including displays in banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are generally fewer competitors. However, due to the high profile nature of larger complex display systems, the competition may be more intense.

        During fiscal year 2003 and into 2004, there was a considerable amount of change in competitors in the video display portion of our business. The changes included new competitors and consolidation of competitors. In addition, in fiscal year 2005, we began to experience greater pricing pressures from competitors who seemed to be attempting to gain market share at the expense of profits, which subsided in the early part of fiscal year 2006. Although these changes have an impact on the market as a whole, we are confident that we can continue to grow and expand our business because of our experience and approach to the market.

        We compete based on our broad range of products and features, complementary services, advanced technology, prompt delivery, and reliable and readily available customer service and support. We also strive to provide cost-effective products and solutions for our customers. Contrary to our focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or less customer support. If a customer focuses principally on price, we are less likely to obtain the sale. To remain competitive, we must continue to enhance our existing products, introduce new products and product features, and provide customers with cost effective solutions to their display needs.

Research and Development

        We believe our engineering capability and experience are unparalleled among our competitors and our product development capability will continue to be a very important factor in our market position.

        Product development expenses for fiscal years 2006, 2005 and 2004 were approximately $11,172,000, $10,499,000, and $8,126,000, respectively.

Environmental Concerns

        We believe that we do not have any environmental issues, which would materially affect capital expenditures, earnings or our competitive position in the marketplace.

Employees

        As of April 29, 2006, we employed approximately 1,400 full-time employees and approximately 700 part-time and temporary employees. Of these employees, approximately 900 were in manufacturing, 700 in sales, marketing and customer service, 300 in engineering, and 200 in administration. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

Financial Information About Geographic Areas

        See Note 1 of the Consolidated Financial Statements for financial data pertaining to our geographic operations.

Available Information

         We make available, free of charge, on or through our website, (http://investor.daktronics.com) our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. The reports are also available through a link to the Commission’s website at http://www.sec.gov. Information contained on our website or linked through it is not part of this report.

Directors and Executive Officers of the Registrant

        The following sets forth information regarding our officers and directors as of June 23, 2006:

NAME	AG	E	POSITION
Aelred J. Kurtenbach	72		Chairman of the Board
James B. Morgan	59		President, Chief Executive Officer, and Director
Frank K. Kurtenbach	68		Vice President, Sales and Director
William R. Retterath	45		Chief Financial Officer and Treasurer
Reece A. Kurtenbach	41		Vice President, Video Systems
Bradley T. Wiemann	43		Vice President, Commercial and Transportation Markets

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

         James B. Morgan joined the Company in 1969 as a part-time engineer while earning his M.S. degree in electrical engineering from South Dakota State University. Mr. Morgan became our President and Chief Operating Officer in 1999 and Chief Executive Officer in 2001. He served as its Vice President, Engineering, with responsibility for product development, contract design, project management, and corporate information systems, from 1976 to 1999. Mr. Morgan has also served as a Director of the Company since 1984.

         Frank J. Kurtenbach joined the Company in 1979 as Sales Manager of our Standard Scoreboard Division, which was expanded to include other products in 1981. He served as Sales Manager from 1982 through 1993, as a Director since 1984 and as Vice President, Sales since 1993. Mr. Kurtenbach has an M.S. degree from South Dakota State University. Aelred Kurtenbach and Frank Kurtenbach are brothers.

         William R. Retterath joined the Company in 2001 as Chief Financial Officer and Treasurer. During 2001, before joining the Company, Mr. Retterath served as the Chief Financial Officer of MQSoftware, Inc., and from 1999 through 2000, he was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche LLP. Mr. Retterath holds a B.S. in accounting from the University of Minnesota.

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

Item 1A. RISK FACTORS

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

        We enter into fixed-priced contracts on a regular basis. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced. The majority of contracts we enter into are on a fixed-price basis. Although we benefit from cost savings, we have a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or a delay in performing their obligations. These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

        Backlog may not be indicative of future revenue. Customers may cancel or delay projects for reasons beyond our control. Orders normally contain cancellation provisions that permit the recovery of costs expended and a portion of the anticipated profit if a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of revenues could be affected, and projects may remain in the backlog for extended periods of time. Revenue recognition occurs over longer periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. For these reasons, backlog may not be indicative of future revenues.

        Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and, as such, net sales and profits from international sales could be adversely impacted. For fiscal year 2006, revenue outside the United States represented approximately 10% of our consolidated net sales. In fiscal 2005, approximately 11% of our consolidated net sales were derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

        Our financial performance may vary significantly from quarter to quarter, making it difficult to estimate future revenue. Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts we enter into generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. Furthermore, because significant portions of our operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on our quarterly operating results. Therefore, quarterly operating results may be subject to significant variations, and operating performance in one quarter may not be indicative of future performance.

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

        The terms and conditions of our credit facility impose restrictions on our operations, and we may not be able to raise additional capital, if needed. The terms and conditions of our $20 million revolving credit facility impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained earlier in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility to be immediately due and payable. As of April 29, 2006, we were in compliance with all financial and other covenants of its credit facility.

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

        We may fail to continue to attract, develop and retain key management and other key employees, including technical engineering talent, which could negatively impact our operating results. We depend on the performance of our senior management team and other key employees, including engineering talent in product design. The loss of certain members of our senior management, including our Chairman or Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel. We do not have employment agreements with the executive officers or other employees, but we do maintain key person life insurance on the lives of our Chairman of the Board, Chief Executive Officer and Vice President – Sales.

        Provisions in our charter documents and under South Dakota law and our shareholder rights agreement might deter acquisition bids for us. There are provisions in our charter and other provisions under South Dakota law that could make it more difficult for a third party to acquire us, even if doing so would benefit the stockholders. Our articles of incorporation provide for a classified board consisting of three classes of directors. A classified board generally makes it more difficult to replace directors and to acquire our company. In addition, we are governed by the provisions of the current South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition”, as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner. There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination”, as defined in the SD Act, with an “interested shareholder”, as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. In addition, we have adopted a shareholder rights agreement designed to protect against unsolicited attempts to acquire our company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

         None

Item 2. PROPERTIES

        We currently own and occupy a total of approximately 500,000 square feet of space located on a Company-owned 45-acre site in Brookings, South Dakota. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary. Daktronics Canada, Inc. occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement. In May 2006 we entered into a lease for more than 100,000 square feet of primarily manufacturing space in Sioux Falls, South Dakota. We lease an additional 59,000 square feet related to our sound system business in Topeka, Kansas. The majority of our sales and service offices located throughout the United States, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases.

Item 3. LEGAL PROCEEDINGS

        We are involved in a variety of legal actions relating to various legal matters that arise in the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2006.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently is quoted on The NASDAQ Global Market (formally known as The NASDAQ National Market) under the symbol “DAKT”. As of June 1, 2006, we had 492 shareholders of record. Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years. All amounts have been adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006.

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low

1st Quarter	$11.88	$9.73	$13.00	$10.22
2nd Quarter	$12.13	$9.60	$13.25	$10.78
3rd Quarter	$16.26	$10.64	$14.97	$11.23
4th Quarter	$21.28	$13.86	$12.85	$9.81

        On May 25, 2006, our Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend. Stockholders of record at the close of business on June 8, 2006 received one additional share for each share of common stock on that date of record. Our stock began trading on the split-adjusted basis on June 23, 2006. On that same date, our Board also declared an annual dividend payment of $.06 per share (as adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006) on our common stock for the year ended April 29, 2006.

        On May 26, 2005, our Board of Directors declared an annual dividend payment of $.05 per share (as adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006) on our common stock for the year ended April 30, 2005. Before this declaration, we had never paid cash dividends on our stock.

        Although we expect to continue to pay annual dividends for the foreseeable future, any and all subsequent dividends will be reviewed annually and determined and declared by the Board in its discretion. In addition, our credit facility imposes limitations on our ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004 and the balance sheet data at April 29, 2006 and April 30, 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of income data for the fiscal years ended May 3, 2003 and April 27, 2002 and the balance sheet data at May 1, 2004, May 3, 2003 and April 27, 2002 are derived from audited financial statements not included in this report.

	2006	2005	2004	2003	2002

Income Statement Data:
Net Sales	$309,370	$230,346	$209,907	$177,764	$148,773
Operating Income	31,815	19,436	27,530	19,825	9,103
Net Income	20,961	15,660	17,727	12,458	4,892
Diluted Earnings per Share*	0.52	0.39	0.44	0.32	0.13
Weighted Average Diluted Shares Outstanding*	40,506	40,274	39,872	39,030	38,460
Balance Sheet Data:
Working Capital	$74,930	$62,287	$51,681	$39,700	$28,353
Total Assets	199,231	151,462	126,236	102,527	87,346
Long-Term Liabilities	6,253	5,556	4,675	8,083	11,567
Shareholders' Equity	125,345	103,910	86,264	65,303	51,501
Cash Dividend per Share*	0.05	–	–	–	–

_________________

        *Amounts have been adjusted for the two-for-one stock split approved on May 25, 2006.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the principal factors affecting changes in our financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to consolidated financial statements.

OVERVIEW

        We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets are the sports, commercial and transportation markets.

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

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2006, 2005 and 2004 each contained 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the notes to our consolidated financial statements, or the section entitled “Recent Accounting Pronouncements” which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

              The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

        Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Generally, contracts entered into have fixed prices established, and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as any such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of April 29, 2006 and April 30, 2005, we had an allowance for doubtful accounts balance of $1.4 million and $1.0 million, respectively.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary that may be material, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of April 29, 2006 and April 30, 2005, we had $8.1 million and $5.0 million reserved for warranty costs, respectively.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of April 29, 2006 and April 30, 2005, we had $4.1 million and $2.9 million of deferred revenue related to extended warranty and product maintenance, respectively.

        Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal) and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which it occurs. In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory. However, if market conditions change, including changes in technology, product components used in our products or in expected sales, we may be exposed to losses or gains that could be material.

        Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established. We review deferred tax assets, including net operating losses, and for those not expecting to be realized, we have created a valuation allowance. If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

        We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities. The United States Internal Revenue Service (IRS) is currently in the process of examining our U.S. federal tax returns for fiscal years 2002, 2003 and 2004.

        We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current IRS examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information become available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Income for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.6	68.2	65.5

Gross profit	30.4	31.8	34.5
Operating expenses	20.1	23.4	21.4

Operating income	10.3	8.4	13.1
Interest income (expense), net	0.6	0.6	0.3
Other income (expense), net	0.0	0.3	0.3

Income before income taxes	10.9	9.3	13.7
Income tax expense	4.1	2.5	5.2

Net income	6.8%	6.8%	8.5%

Net Sales

Fiscal Year 2006 as compared to Fiscal Year 2005
        Net sales increased 34.3% to $309.4 million for fiscal year 2006 as compared to $230.3 million for fiscal year 2005. The increase was across all three markets, with the commercial market showing the most significant growth on a percentage basis. Net sales increased both domestically and internationally. As a percent of net sales, standard orders declined to approximately 29% of net sales in fiscal 2006 as compared to 32% in the previous fiscal year. Overall, we believe that net sales will grow in excess of 18% for fiscal year 2007 primarily as a result of the anticipated increase in sales to outdoor advertising companies, the increased demand for large super systems in the sports market and improvements in international sales.

        The increase in net sales in the commercial market in fiscal year 2006 over fiscal year 2005 was 65% on a worldwide basis. This increase is attributed to both standard and custom projects. The increase in custom projects is due primarily to the increase in orders from outdoor advertising companies, while the increase in standard product orders is due to the growth in our Galaxy displays both within the national account portion of our business and through resellers. Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. For fiscal year 2006, net sales exceeded our expectations set at the beginning of the year. The most significant factor for exceeding these expectations was orders to outdoor advertising companies. We believe that this occurred primarily as a result of the efforts by the outdoor advertising industry to ease the permit process for displays, gain an understanding as to how to maximize revenue generation on the displays and the reduced price points on the displays. We expect that the growth in the commercial market will continue into fiscal year 2007 due to our expanded distribution network, greater product acceptance, our international expansion, the development of our resellers and our integrated product offerings. Net sales in the commercial market should also expand at rates faster than our other markets, and our national account business within the commercial market could grow faster depending on our success in booking major accounts in this niche. We also expect to see growth generated through our new ProTour line of mobile and modular displays, which we believe, will drive improvements in profitability internationally.

        As we have reported in prior filings, we are beginning to see more opportunities to expand our business in media sales and services for digital networks where the display media is primarily LCD and plasma screens. We expect that these opportunities could require investments of capital, although the ultimate amount of the investment is yet to be determined.

        Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in fiscal year 2006 as opposed to fiscal year 2005.

        The increase in net sales in the sports markets of approximately 20% resulted from increases in sales to large and small sports venues. Increases in net sales domestically in sports were partially offset by a decline on an international basis. Our sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which can cause net sales to fluctuate year to year. The mid-sized and smaller facilities experience more consistency in growth rates due to the greater number of facilities. The number of major new construction and renovation projects for professional facilities in fiscal year 2006 was relatively flat as compared to 2005, and it is expected to increase slightly in fiscal year 2007. The increase in sales to large sports venues for the year was attributable to increases primarily at professional sports facilities. This growth in sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business in general is a recession-resistant business. Net sales in our sports marketing portion of this business did not perform as well as expected, and we do not expect that this portion of the business will grow materially in terms of net sales in fiscal year 2007 over fiscal year 2006. Net sales in this sports marketing were less than 5% of total sales for fiscal year 2006.

        An important trend that appears to be gaining momentum in large sports facilities is the demand for high definition video displays both at the professional and college level as well as more square footage of video equipment overall at facilities, both of which should have the effect of increasing order sizes on large projects. We believe that this could be an important factor in our growth for fiscal year 2007.

        Orders (as opposed to net sales) in the sports market also performed much better in fiscal year 2006 as compared to 2005. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same niches as net sales. On an international basis, orders declined in fiscal year 2006 from fiscal year 2005, which we attribute to its inherent volatility.

        The increase in net sales in the transportation market for fiscal 2006, which was slightly less than 10%, resulted from an increase in spending on state and local transportation projects. This increase, which relates primarily to sales of our Vanguard product line, was due in part to furthering our penetration with more jurisdictions across the United States. Orders in the transportation market were up over 16% for fiscal year 2006 versus fiscal year 2005. It appears that we could be benefitting from legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems. Going into fiscal year 2007, we expect that sales will increase as a result of the increasing order volume we have been experiencing over the second half of fiscal year 2006, which we expect to continue into fiscal year 2007.

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

        The increase in net sales in the commercial market for fiscal year 2005 as compared to fiscal year 2004 exceeded 45%, with much of the increase coming from growth domestically. The commercial market grew on an international basis as well, with net sales up over 25% in fiscal year 2005 as compared to 2004. The growth included better performance in custom contracts and standard products. This improved performance was due to the benefit of an expanding line of products, a growing distribution network and growth in product acceptance. These positive factors are partially offset by the constraints that exist in the marketplace related to obtaining permits to install outdoor electronic displays. In addition, we saw more interest in the commercial market for custom video systems as prices on video displays declined. The increase in orders for fiscal 2005 in this market was due to the same factors affecting net sales.

        The increase in net sales in the sports market in fiscal 2005 resulted from an increase in sales to mid-sized and small facilities, which was offset by a decline in professional sports facilities. In addition, net sales increased on a domestic basis in the sports market but declined on an international basis. As a whole, the number of new construction and major renovations for professional facilities in fiscal year 2005 was down as compared to 2004. In addition, we had expected a greater rate of growth on transactions supported by our sports marketing division, which grew at a lower rate than expected. These two factors, plus the general risk of timing of orders, led to the overall lower than expected growth rate. The growth in the mid-sized and smaller facilities is the result of factors similar to prior years, including the expanding market, with smaller facilities spending more on larger, more complicated display systems, our product and services offering, and our network of sales and service offices, which are important to support our customers.

        Orders in the sports market performed much better in fiscal year 2005 as compared to 2004. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same niches as net sales. On an international basis, orders declined in fiscal year 2005 from fiscal year 2004, which we attribute to its inherent volatility.

        The 6% decrease in net sales in the transportation market in fiscal year 2005 as compared to fiscal year 2004 is due primarily to a decline in business in the aviation niche of this market, which we attributed to the state of the airline industry. Net sales of our standard Vanguard® product line increased in fiscal year 2005 as compared to fiscal year 2004. The increase in our core transportation segment, primarily Vanguard displays, was due to growing product acceptance and importance in managing traffic and informing motorists. In addition, orders, excluding the aviation niche, were up almost 10% in fiscal year 2005 as compared to fiscal year 2004.

Backlog
        Our backlog at the end of fiscal year 2006 was $93 million as compared to $73 million at the end of fiscal year 2005. The growth in backlog as a percent of fiscal year 2005 backlog was the highest in the commercial market due to increased volume and the timing or order bookings. Backlog also increased over fiscal year 2005 in the sports and transportation markets. Overall, the increase was the result of the order bookings in the most recent quarter as compared to previous quarters. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously herein. In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

        We occasionally sell products in exchange for advertising revenues from the scoreboard or display. These revenues represented less than 10% of net sales for each of fiscal years 2006, 2005 and 2004. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations.

Gross Profit

Fiscal Year 2006 as compared to Fiscal Year 2005
        Gross profit increased 28.5% from $73.2 million in fiscal year 2005 to $94.1 million in fiscal year 2006. As a percent of net sales, gross profit decreased from 31.8% in fiscal year 2005 to 30.4% in fiscal year 2006. The increase in gross margin dollars was due to the higher level of net sales discussed above, partially offset by a decline in the gross profit percentage. As mentioned previously, the competitive environment was the most significant factor impacting margins. This competitive pressure drove pricing down on custom projects in the second half of fiscal year 2005 and into fiscal year 2006. In addition, gross profit margins were unusually high during the first half of fiscal year 2005 due to the lack of competitive pressures at that time in conjunction with manufacturing cost reductions. The net effect of the competitive changes was a reduction of the margin for the year as a whole. In addition, we believe that we incurred additional costs resulting from the rapid buildup of capacity during the year as we responded to the influx of orders and the increase in personnel required to build up the capacity. Other factors which impacted gross profit percentages were the decline in catalogue product sales as a percentage of net sales and higher costs associated with redesigns of our ProTour product line.

        We continue to strive towards higher gross margins as a percent of net sales. However, depending on the competitive environment, the actual mix and the level of future sales, the effects of new facilities build-out and transition costs and other factors described elsewhere in this report, margin percentages may not increase and could decrease. The negative factors on gross profit are expected to be offset by the effects of process improvements in manufacturing and various other factors. In light of these circumstances, we believe that the gross margin percentages will remain close to the same levels into fiscal year 2007, as they were in the second half of fiscal year 2006.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Gross profit increased 1.0% from $72.5 million in fiscal year 2004 to $73.2 million in fiscal year 2005. As a percent of net sales, gross profit decreased from 34.5% in fiscal year 2004 to 31.8% in fiscal year 2005. The increase in gross margin dollars was due to the higher level of net sales discussed above, offset by a decline in the gross profit percentage. The decrease in the percentage was due to a number of factors, including a much more competitive environment, especially in the second half of fiscal year 2005, as compared to fiscal year 2004; much less contribution derived from lower raw materials costs, as we did not experience the level of price declines in fiscal year 2005 as compared to fiscal year 2004; higher freight costs; lower absorption of overhead costs, as we planned for greater sales which did not occur due to order delays; the decline in on-site favorable variances; and various other factors.

Operating Expenses

Fiscal Year 2006 as compared to Fiscal Year 2005
        Operating expenses, which are comprised of selling, general and administrative and product design and development costs, increased by 15.8% from $53.8 million in fiscal year 2005 to $62.3 million in fiscal year 2006. The changes in the various components of operating expenses are explained below. All areas within operating expenses were impacted by higher personnel costs to support our growth and higher benefit costs, consisting primarily of the cost of medical insurance, which increased substantially in fiscal year 2006 as compared to fiscal year 2005. As a percentage of net sales, the decline is attributable to the incremental net sales in excess of that which was planned during the year and the inherent leverage that higher sales create in operating expenses.

Fiscal Year 2005 as compared to Fiscal Year 2004
        For fiscal year 2005, operating expenses increased by 19.7% from $44.9 million in fiscal year 2004 to $53.8 million in fiscal year 2005. The changes in the various components of operating expenses are explained below.

        Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2006 as compared to Fiscal Year 2005
        Selling expenses increased 22.1% to $40.1 million for fiscal year 2006 as compared to $32.8 million in fiscal year 2005. As a percentage of net sales, selling expenses were 13.0% and 14.3% of net sales in fiscal years 2006 and 2005, respectively. The increase in selling expenses was attributable to higher levels of personnel costs, international expansion, employee benefits, travel and entertainment expenses, depreciation, telephone costs, rent expense, bad debt expense and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as sports marketing, narrowcasting, international operations, the increased number of domestic sales and service offices, and other initiatives which existed partially or not at all during fiscal year 2005. The increase in travel and entertainment expense is due to having more employees in fiscal year 2006 and higher sales. Higher bad debt expense is attributable to the higher sales levels. Higher depreciation costs are primarily due to the increased investment in demonstration products.

        We expect to continue to invest in organic growth, and therefore selling expenses will increase in fiscal year 2007 as compared to fiscal year 2006. However, as a percentage of net sales, we believe that selling expenses could decrease. This expectation could change based on how much investment ultimately is required in current initiatives underway, including our geographical expansion and various other items previously mentioned. We are also investing significantly in our services business within our markets to build the infrastructure to better support our customers for the long term. In addition to personnel costs, selling expenses will include improved systems and offerings.

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

Fiscal Year 2006 as compared to Fiscal Year 2005
        General and administrative costs increased 5.3% to $11.0 million in fiscal year 2006 compared to $10.4 million for fiscal year 2005. As a percent of net sales, general and administrative expenses were 3.6% and 4.5% for fiscal years 2006 and 2005, respectively. The increase in general and administrative costs were the result of higher costs of personnel and related infrastructure to support our growth, including the international growth; higher bank fees related primarily to international transactions and letters of credit; greater amortization costs of intangibles; and higher phone costs. These increases were offset by a decline in professional fees due to the one-time costs incurred in fiscal year 2005 related to research and development tax credits, as mentioned below. We expect that for fiscal year 2007, general and administrative expenses will not decline as a percent of sales and could increase. This could change based on the level of investment required to support our growth internationally and for information systems related costs, as we anticipate we will invest more in information systems initiatives in fiscal year 2007.

Fiscal Year 2005 as compared to Fiscal Year 2004
        General and administrative costs increased 9.7% to $10.4 million in fiscal year 2005 compared to $9.5 million for fiscal year 2004. As a percent of net sales, general and administrative expenses were 4.5% for both fiscal years 2005 and 2004. The increase was due to higher costs of personnel and related infrastructure to support our growth; higher professional fees in large part due to the costs of the research and development tax analysis discussed below; higher training costs, as we placed more emphasis on training, especially new employees; higher information systems costs; and the costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

        Product design and development expenses consist primarily of salaries, other employee-related costs, and facilities and equipment-related costs and supplies.

Fiscal Year 2006 as compared to Fiscal Year 2005
        Product development expenses increased approximately 6.4% to $11.1 million in fiscal year 2006 compared to $10.5 million in fiscal year 2005. As a percent of sales, product development expenses were 3.6% and 4.6% of net sales for fiscal years 2006 and 2005, respectively. Investments in our ProTourTM product line and related items continued to drive increases in investments in new products. In addition, we continued to invest across all product lines, including display technologies, sound systems and control systems. We developed new products, including our new line of GalaxyPro, full-color video displays, a new four millimeter center-to-center pixel pitch ProStar display, our line of ProCast LCD displays and a new line of high definition ProStar displays. All these product introductions are dependent on investments we made in related control systems.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Product development expenses increased 29.2% to $10.5 million in fiscal year 2005 compared to $8.1 million in fiscal year 2004. As a percent of sales, product development expenses were 4.6% and 3.9% of net sales for fiscal years 2005 and 2004, respectively. Product development activities increased in all four of our product families during fiscal 2005. The most significant investment we made during fiscal year 2005 was the development of our new ProTourTM product line as described elsewhere in this report. The development costs were greater than we expected and are the primary factor in causing product development expenses to exceed our target of 4% of net sales. This development included two product releases and tooling and related components that were duplicative costs as we improved our design. During fiscal year 2005, we introduced a number of other new products in addition to our ProTourTM line, including enhanced and new controllers, improvements in our sports software and standard displays across all product development groups, and our newest generation of our ProStarR technology.

Interest Income (Expense), net

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

Fiscal Year 2006 as compared to Fiscal Year 2005
        Interest income (expense), net, increased 37.0% to $1.7 million for fiscal year 2006 as compared to $1.2 million for fiscal year 2005. Interest income was less than 1% of net sales for each of fiscal years 2006 and 2005. The increase was attributable to the growth of temporary cash investments and marketable securities as a result of the increased cash flow during the year and a decrease in debt outstanding.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Interest income (expense), net, increased 132% to $1.2 million for fiscal year 2005 as compared to $0.5 million for fiscal year 2004. Interest income (expense), net was less than 1% of net sales for fiscal years 2005 and 2004, respectively. The increase was attributable to the growth of temporary cash investments and marketable securities as a result of the increased cash flow during the year. The decrease was also a result of lower levels of debt outstanding during the year.

Income Taxes

Fiscal Year 2006 as compared to Fiscal Year 2005
        Income taxes increased 120.0% to $12.7 million in fiscal year 2006 as compared to $5.8 million in fiscal year 2005. The increase was attributable primarily to the increase in income before taxes and the effective rate. The effective rate increased from approximately 27% in fiscal year 2005 to approximately 38% in fiscal year 2006. This increase in the effective rate is due primarily to the effects of the recognition of research and development tax credits related to prior years in fiscal year 2005 that did not repeat in fiscal year 2006. In addition, due to the expiration of the research and development tax credit at the end of calendar year 2005, we were not able to benefit from this credit for the last four months of fiscal year 2006. We expect that Congress will address whether the credit will be put back into law and if it will be retroactive to the beginning of calendar year 2006. Finally, we realized a net benefit related to the implementation of the deduction available for domestic production activities, net of the decrease of extraterritorial income benefits.

        We expect that the effective rate in fiscal year 2007 will remain consistent with fiscal year 2006, depending on the effects of research and development tax credits, as discussed above, and the effect of state income taxes, which vary from year to year based on the location of larger projects. In addition, we are currently undergoing an audit by the Internal Revenue Service on certain items related to prior years, primarily research and development tax credits, which we do not expect to impact our future tax expense.

Fiscal Year 2005 as compared to Fiscal Year 2004
        Income taxes decreased 47.0% to $5.8 million in fiscal year 2005 as compared to $10.9 million in fiscal year 2004. This decrease was principally due to lower pre-tax income and the benefits associated with research and development tax credits. During fiscal year 2005, we reviewed our prior years’ claims for research and development tax credits and concluded that additional research and development expenses qualified for the credit. As a result, we amended our returns for fiscal years 2001 though 2004, realizing additional research and development tax credits in excess of $2 million. Included in general and administrative costs were professional fees of $0.5 million associated with this effort. The effective rate of 27.0% for fiscal year 2005 compares to 38.1% in fiscal year 2004. The change in the effective rate is primarily due to the benefit of this credit related to prior years.

Liquidity and Capital Resources

        Working capital was $75.2 million at April 29, 2006 compared to $62.3 million at April 30, 2005. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for fiscal year 2006 was $31.9 million. Net income of $21.0 million plus depreciation and amortization of $9.0 million; decreases in long-term receivables, prepaid expenses and income taxes receivable and increases in accounts payable, customer deposits, billings in excess of costs and estimated earnings, long-term warranty obligations and other payables, and income taxes payable were partially offset by increases in accounts receivable, deferred income taxes, inventories, costs and estimated earnings in excess of billings, and advertising rights.

        The changes overall in operating assets and liabilities is due generally to the impact of the timing of cash flows on large projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment process, we expect to continue improving our cash flow relative to sales and costs of goods.

        Cash used by investing activities in fiscal 2006 included $19.0 million used to purchase property and equipment. During fiscal year 2006, we invested $2.4 million in equipment to be used as demonstration equipment, primarily related to new product introductions, including our new ProTourTM video display and related components, updated versions of our ProStar® video display, and trailer-mounted versions of our standard Galaxy product line; $4.8 million in new facilities, including $4.3 million expansion of our manufacturing facilities in Brookings, South Dakota; $5.6 million in manufacturing equipment, consisting of tooling for new product lines, electronic assembly equipment and various other items; $3.1 million on information systems hardware and software; $1.4 million in rental equipment, including our ProTour TM rental units, $1.1 million in transportation equipment; and $0.6 million in various other items. These purchases were made to support our continued growth and to replace obsolete equipment. Other cash used by investing activities included $0.2 million invested in marketable securities.

        In early fiscal 2006, we began construction of a 116,000 square foot addition to our facilities in Brookings, South Dakota. The majority of the addition was designed for manufacturing purposes and is substantially complete. The total cost of the building and related equipment is approximately $7 million. We have also began the initial planning for another expansion to the facilities in Brookings during fiscal year 2007, which we expect to cost approximately $6 million. Also, during the first quarter of fiscal year 2007, we entered into a long-term lease agreement for manufacturing space in Sioux Falls, South Dakota and agreed to purchase land available for development at a cost of approximately $1.6 million for long-term expansion opportunities. Finally, we expect to purchase approximately 30 acres of additional land adjacent to our facilities in Brookings for approximately $0.3 million.

        In connection with the facilities expansions described above, we plan to invest approximately $12 million in manufacturing equipment during fiscal year 2007. This investment includes primarily equipping the Sioux Falls facility and enhancing our electronic assembly processes. Finally, we intend to invest higher than historical amounts in information systems during fiscal year 2007 to implement better customer service systems, convert current systems to different platforms and to implement various other initiatives.

        Capital investments for fiscal year 2007, including the items above, could exceed $35 million for the year and are expected to decrease cash and marketable securities from levels as of April 29, 2006. We believe that in subsequent years, investments in capital assets will decrease and that over the long term, we will increase our cash and marketable securities levels.

        Cash used by financing activities of approximately $1.7 million in fiscal 2006 included $1.9 million for the dividend to shareholders, $0.9 million of long-term debt principal payments and $0.1 million of payments of notes payable which was partially offset by option exercises of $1.2 million.

        Included in receivables as of April 29, 2006 was approximately $1.0 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2006, 2005 and 2004 were $11.2 million, $10.5 million, and $8.1 million, respectively. We intend to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays. We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

        Credit agreements: We have a credit agreement with a bank which provides for a $20 million line of credit and includes up to $10 million for standby letters of credit. The line of credit is due on October 1, 2007. The interest rate on the line of credit is equal to LIBOR plus 1.55% (5.0% at April 29, 2006). As of April 29, 2006, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on November 30, 2006. The interest rate on the line of credit is equal to 1.0% above the prime rate of interest (6.75% at April 29, 2006). As of April 30, 2006, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        We are sometimes required to obtain performance bonds for display installations. We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 29, 2006, we had $13.3 million of bonded work outstanding against this line.

        We believe that if our growth extends beyond current expectations or if we make any strategic investments, we may need to increase the amount of our credit facility or seek other means of financing our growth. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender or other sources. We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

Contractual Obligations and Commitments

        We enter into various debt, lease, purchase and marketing obligations that require payments in future periods. Debt obligations represent primarily bank loans. Operating lease obligations relate primarily to leased office space. Long-term marketing obligations relate to payment due in future periods for payments on sales where we sold and installed our equipment in exchange for future advertising revenue. When certain advertising revenues thresholds are met, all or a portion of excess cash is owed back to the customer. Unconditional purchase obligations represent future payments for inventory and advertising rights purchase commitments.

        As of April 29, 2006, our debt, lease and purchase obligations were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$245	$114	$106	$25	$–

Long-term marketing obligations	951	377	510	64	–

Operating leases	3,062	882	1,499	277	404

Unconditional purchase obligations	4,241	4,130	111	–	–

Contractual cash obligations	$8,499	$5,503	$2,226	$366	$404

Other commercial commitments
Standby letters of credit	$6,208	$6,090	$118	$–	$–

Inflation

        We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Generally, the provisions of SFAS No. 154 are similar to the provisions of both APB Opinion No. 20 and SFAS No. 3. However, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would be permitted only if retrospective application to prior periods’ financial statements is impractical. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on our consolidated results of operations, financial position or cash flows.

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

        On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123(R) as amended by the Securities and Exchange Commission on April 14, 2005 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

        Through April 29, 2006, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for fiscal year 2006 were approximately 10% of total net sales, of which a portion was denominated in Canadian Dollars, Euros, Chinese Renminbi or British Pounds. In fiscal 2007, net sales to international markets may increase as a percentage of net sales and, consequently, a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

Interest Rate Risks

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of April 29, 2006, our outstanding debt was $0.2 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of April 29, 2006. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of April 29, 2006, our outstanding long-term receivables were $13.2 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of less than $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

Principal (Notional) Amount By Expected Maturity
(in thousands)

	Fiscal Year Ending					There- after

	2007	2008	2009	2010	2011

Assets:
Long-term receivables,
including current portion
Fixed Rate	$4,476	$2,554	$1,859	$1,632	$ 894	$1,817
Average interest rate	7.0%	7.6%	7.3%	7.2%	7.6%	7.8%
Liabilities:
Long- and short- term debt
Fixed rate	$ 114	$ 56	$ 25	$ 25	$ 25	$ –
Average interest rate	4.4%	2.2%	–%	–%	–%	–%
Long-term marketing obligations,
including current portion
Fixed rate	$ 377	$ 215	$ 176	$ 117	$ 43	$ 21
Average interest rate	5.6%	8.2%	8.2%	8.7%	8.8%	8.2%

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximate their fair values.

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

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 29, 2006 and April 30, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 29, 2006 and April 30, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2006, in conformity with U.S. generally accepted accounting principals.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Daktronics, Inc.‘s internal control over financial reporting as of April 29, 2006, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Trading Commission, and our report dated June 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 16, 2006

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 29, 2006	April 30, 2005

CURRENT ASSETS:
Cash and cash equivalents	$26,921	$15,961
Marketable securities	8,310	8,105
Accounts receivable, less allowance for doubtful accounts	46,019	23,762
Current maturities of long-term receivables	4,476	5,196
Inventories	31,045	24,612
Costs and estimated earnings in excess of billings	17,375	15,301
Prepaid expenses and other	1,906	1,725
Deferred income taxes	6,213	5,076
Income taxes receivable	97	1,812
Rental equipment available for sale	286	2,733

Total current assets	142,648	104,283

Property and equipment, net	40,559	31,053
Advertising rights, net	3,112	1,722
Long-term receivables, less current maturities	8,756	9,900
Goodwill	2,706	2,621
Intangible and other assets	1,218	1,101
Deferred income taxes	232	782

	$199,231	$151,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$–	$79
Accounts payable	19,890	17,121
Accrued expenses and warranty obligations	15,179	10,973
Current maturities of long-term debt	114	909
Current maturities of long-term markting obligations	377	304
Billings in excess of costs and estimated earnings	19,760	5,463
Customer deposits	7,777	4,164
Deferred maintenance revenue	4,066	2,983
Income taxes payable	555	–

Total current liabilities	67,718	41,996

Long-term debt, less current maturities	131	171
Long-term marketing obligations, less current maturities	574	595
Long-term warranty obligations and other payables	3,864	1,357
Deferred income taxes	1,599	3,433

	6,168	5,556

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 60,000,000 shares; 38,931,676 and 38,330,738 shares issued at April 29, 2006 and April 30, 2005, respectively	19,551	17,739
Additional paid-in capital	3,480	2,684
Retained earnings	102,381	83,337
Treasury stock, at cost 19,680 shares	(9)	(9)
Accummulated other comprehensive income (loss)	(58)	159

	125,345	103,910

	$199,231	$151,462

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Net sales	$309,370	$230,346	$209,907
Cost of goods sold	215,296	157,137	137,436

Gross profit	94,074	73,209	72,471

Operating expenses:
Selling	40,104	32,840	27,305
General and administrative	10,983	10,434	9,510
Product design and development	11,172	10,499	8,126

	62,259	53,773	44,941

Operating income	31,815	19,436	27,530

Nonoperating income (expense):
Interest income (expense), net	1,702	1,242	536
Other income (expense), net	152	768	586

Income before income taxes and minority interest	33,669	21,446	28,652
Income tax expense	12,708	5,786	10,907

Income before minority interest	20,961	15,660	17,745
Minority interest in income of subsidiary	–	–	(18)

Net income	$20,961	$15,660	$17,727

Earnings per share:
Basic	$0.54	$0.41	$0.47

Diluted	$0.52	$0.39	$0.44

Cash dividend per share	$0.05	$–	$–

Weighted average shares outstanding:
Basic	38,636	37,954	37,416

Diluted	40,506	40,274	39,872

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, May 3, 2003	$14,654	$746	$49,950	$(9)	$(38)	$65,303
Net income	–	–	17,727	–	–	17,727
Foreign currency translation adjustment	–	–	–	–	(46)	(46)

Comprehensive income	–	–	–	–	–	17,681
Tax benefits related to exercise of stock options	–	1,528	–	–	–	1,528
Exercise of stock options and warrants	655	–	–	–	–	655
Contributions to the employee savings plan	344	–	–	–	–	344
Issuances under employee stock purchase plan	291	–	–	–	–	291
Issuance of common stock in connection with purchase of minority interest	462	–	–	–	–	462

Balance, May 1, 2004	$16,406	$2,274	$67,677	$(9)	$(84)	$86,264
Net income	–	–	15,660	–	–	15,660
Foreign currency translation adjustment	–	–	–	–	217	217
Net gains (losses) on derivative instruments	–	–	–	–	26	26

Comprehensive income	–	–	–	–	–	15,903
Tax benefits related to exercise of stock options	–	410	–	–	–	410
Exercise of stock options	835	–	–	–	–	835
Contributions to the employee savings plan	498	–	–	–	–	498

Balance, April 30, 2005	$17,739	$2,684	$83,337	$(9)	$159	$103,910
Net income	–	–	20,961	–	–	20,961
Foreign currency translation adjustment	–	–	–	–	(206)	(206)
Net gains (losses) on derivative instruments	–	–	–	–	(11)	(11)

Comprehensive income	–	–	–	–	–	20,744
Tax benefits related to exercise of stock options	–	796	–	–	–	796
Exercise of stock options	1,186	–	–	–	–	1,186
Contributions to the employee savings plan	626	–	–	–	–	626
Dividends	–	–	(1,917)	–	–	(1,917)

Balance, April 29, 2006	$19,551	$3,480	$102,381	$(9)	$(58)	$125,345

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Cash flows from operating activities:
Net income	$20,961	$15,660	$17,727
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,915	7,387	6,264
Amortization	55	40	125
Gain on sale of property and equipment	(65)	(2)	(301)
Minority interest in income of subsidiary	–	–	18
Provision for doubtful accounts	281	(172)	256
Deferred income taxes, net	(2,421)	56	24
Change in operating assets and liabilities	4,191	(592)	(3,082)

Net cash provided by operating activities	31,917	22,377	21,031

Cash flows from investing activities:
Purchase of property and equipment	(18,919)	(13,483)	(9,779)
Cash consideration paid for acquired businesses	(165)	(1,024)	–
Sales (purchases) of marketable securities, net	(205)	(4,104)	(4,001)
Proceeds from sale of property and equipment	331	502	820

Net cash used in investing activities	(18,958)	(18,109)	(12,960)

Cash flows from financing activities:
Net proceeds (payments) on notes payable	(88)	(154)	35
Proceeds from long-term debt	–	50	178
Principal payments on long-term debt	(913)	(1,493)	(5,921)
Proceeds from exercise of stock options and
warrants	1,186	835	655
Dividend paid	(1,917)	–	–

Net cash used in financing activities	(1,732)	(762)	(5,053)

Effect of exchange rate changes on cash	(267)	200	(40)

Increase in cash and cash equivalents	10,960	3,706	2,978

Cash and cash equivalents:
Beginning	15,961	12,255	9,277

Ending	$26,921	$15,961	$12,255

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

        Nature of business: Daktronics, Inc. and its subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems which are sold in a variety of markets throughout the world and rendering related services, including content development, marketing and maintenance services. Our products are designed primarily to inform and entertain people through the communication of content.

        Fiscal year: We operate on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 29, 2006, April 30, 2005 and May 1, 2004 consisted of 52 weeks.

        Principles of consolidation: The consolidated financial statements include our accounts and our wholly-owned subsidiaries – Daktronics France SARL, Daktronics Shanghai, Ltd, Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc. (formerly SportsLink, Ltd.); MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

        Reclassifications: Certain reclassifications have been made to the fiscal year 2005 and 2004 financial statements to conform to the presentation used in the fiscal year 2006 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported. We netted interest income and interest expense on the income statement.

        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranties, inventory valuation and the reserve for doubtful accounts.

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

        Marketable securities: We classify our investments in marketable securities as “available-for-sale” or “held-to-maturity” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Any investments that we intend to hold for more than one year are classified as long-term investments. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5 for a detailed description of our investments in marketable securities.

         Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Revenue recognition:

        Multiple-Element arrangements: We generate revenue from the sale of equipment and related services, including customization, installation and maintenance services. In some instances, we provide some or all of the above to our customers under the terms of a single multiple-element sales arrangement. These arrangements typically involve the sale of equipment bundled with some or all of the services previously described, but may also involve instances in which we have contracted to deliver multiple pieces of equipment over time, rather than at a single point in time.

        When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probably and substantially in our control.

        When items included in a multiple-element arrangement represent separate units of accounting and there is objective and reliable evidence of fair value for all items included in the arrangement, we allocate the arrangement consideration to the individual items based on their relative fair values. If there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services. Once we have determined the amount, if any, of arrangement consideration allocable to the delivered item(s), we apply the applicable revenue recognition policy, as described elsewhere herein, to determine when such amount may be recognized as revenue.

        We generally determine if objective and reliable evidence of fair value for the items included in a multiple-element arrangement exists based on whether we have vendor-specific objective evidence (VSOE) of the price for which we sell an item on a standalone basis. If we do not have VSOE for the item, we will use the price charged by a competitor selling a comparable product or service on a standalone basis to similarly situated customers, if available.

        If we cannot account for the items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting, generally resulting in a delay in the recognition of revenue for the delivered item(s) until we have provided the undelivered item(s) or service(s) to the customer.

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

        Equipment other than long-term contracts: We recognize revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment and then only if the revenue is fixed and determinable. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized.

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

        The cost of advertising rights and deferred costs, net of amortization, was $3,112 as of April 29, 2006 and $1,722 as of April 30, 2005.

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

        Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the U.S. Dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138,” requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

        During the fiscal year ended April 29, 2006, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. Cash flow hedges were discontinued, causing the recognition of a gain or loss in other income (expense), net, of $11. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of April 29, 2006, we expect to reclassify $13 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual export sales.

        Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years

Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Transportation equipment	5 - 7
Equipment held for rental	2 - 7

        Goodwill and other intangible assets: We account for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, and we complete an impairment analysis on an annual basis and more frequently if circumstances warrant.

        Goodwill was $2,706 at April 29, 2006 and $2,621 at April 30, 2005. We performed an analysis of goodwill as of October 30, 2005 and October 30, 2004. The results of the analysis indicated that no goodwill impairment existed as of these dates.

        As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are a non-compete agreement and a patent license. Intangible assets before accumulated amortization were $786 at April 29, 2006 and $560 at April 30, 2005. Accumulated amortization was $579 for April 29, 2006 and $524 at April 30, 2005. Amortization expense for the fiscal years 2005, 2004 and 2003 was $55, $41 and $63, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 29, 2006 is $47 for fiscal years ending 2006, 2007, 2008 and 2009 and $18 and $1 for 2010 and 2011, respectively.

        Insurance: We are self-insured for certain losses related to health and liability claims, although we obtain third-party insurance to limit our exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience. Our self-insurance liability was $690 and $537 at April 29, 2006 and April 30, 2005, respectively, and is included in other current liabilities in our consolidated balance sheets.

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

        The following sets forth the accumulated balances for each item included in the accumulated other comprehensive income:

	Foreign Currency translation adjustment	Net gains (losses) on derivative instruments	Unrealized Gain (Loss) on Marketable Securities	Accumulated other comprehensive income

Balance, May 3, 2003	$ (38)	$ –	$ –	$ (38)
Net Change	(46)	–	–	(46)

Balance, May 1, 2004	(84)	–	–	(84)
Net Change	217	26	–	243

Balance, April 30, 2005	133	26	–	159
Net Change	(204)	(13)	–	(217)

Balance, April 29, 2006	$ (71)	$ 13	$ –	$ (58)

        Product design and development: All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2006, 2005 and 2004 were $11,172, $10,499 and $8,126, respectively.

        Advertising costs: We expense advertising costs as incurred. Advertising expenses for fiscal years 2006, 2005 and 2004 were $1,624, $1,067 and $772, respectively.

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the fiscal year ended:
April 29, 2006	$278,136	$31,234	$309,370
April 30, 2005	206,009	24,337	230,346
May 1, 2004	182,124	27,783	209,907

Long-lived assets as of:
April 29, 2006	$39,446	$1,113	$40,559
April 30, 2005	29,597	1,456	31,053
May 1, 2004	24,339	757	25,096

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

        A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 follows.

	Net Income	Shares	Per Share Amount

For the year ended April 29, 2006:
Basic EPS	$20,961	38,636	$0.54
Effect of dilutive securities:
Exercise of stock options and warrants	–	1,870	(0.02)

Diluted EPS	$20,961	40,506	$0.52

For the year ended April 30, 2005:
Basic EPS	$15,660	37,954	$0.41
Effect of dilutive securities:
Exercise of stock options and warrants	–	2,320	(0.02)

Diluted EPS	$15,660	40,274	$0.39

For the year ended May 1, 2004:
Basic EPS	$17,727	37,416	$0.47
Effect of dilutive securities:
Exercise of stock options and warrants	–	2,456	(0.03)

Diluted EPS	$17,727	39,872	$0.44

        Options outstanding of 362 shares of common stock and weighted average share prices of $13.60 during the year ended April 29, 2006 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

        Options outstanding of 360 shares of common stock and weighted average share prices of $12.84 during the year end of April 30, 2005 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

        On May 25, 2006, our Board of Directors declared a two-for-one stock split in the form of a stock dividend, payable to stockholders of record on June 8, 2006. All data related to common shares has been retroactively adjusted based on the new shares outstanding after the effect of the split for all periods presented.

        Stock-based compensation: At April 29, 2006, we had four stock-based employee compensation plans, which are described more fully in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Net income, as reported	$20,961	$15,660	$17,727
Deduct: Total stock-based method employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(650)	(519)

Pro forma net income	$20,183	$15,010	$17,208

Earnings per share:
Basic-as reported	$0.54	$0.41	$0.47
Basic-pro forma	0.52	0.40	0.46
Diluted-as reported	0.52	0.39	0.44
Diluted-pro forma	0.50	0.38	0.43

        Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Years Ended

	April 29,	April 30,	May 1,
	2006	2005	2004

Dividend Yield	None	None	None
Expected volatility	39%	38%	40%
Risk-free interest rate	3.3% - 4.3%	3.1% - 3.6%	3.1% - 3.4%
Expected life of option	5 yr.	5 yr.	5 yr.

        Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Generally, the provisions of SFAS No. 154 are similar to the provisions of both APB Opinion No. 20 and SFAS No. 3. However, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would be permitted only if retrospective application to prior periods’ financial statements is impractical. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on our consolidated results of operations, financial position or cash flows.

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect that implementation of SFAS No. 151 will have a material effect on our consolidated financial condition or results of operations.

        On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No, 123(R) as amended by the Securities and Exchange Commission on April 14, 2005 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently analyzing the impact of these provisions.

Note 2. Acquisitions

        During the year ended April 29, 2006, we acquired the assets of two companies. The aggregate cost of these acquisitions was $240. No goodwill was recognized on these assets. Because these transactions are not material to us, no pro forma disclosures have been made.

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”) and, on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Our consolidated statements of income include the results of operations of these acquisitions since the respective acquisition dates. Both acquisitions were paid for in cash, and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. We are also currently leasing facilities in Topeka, Kansas from the seller of Dodge for a term of up to five years. The aggregate cost of these acquisitions was $1,024. Goodwill in the amount of $1,126 was recognized, and $515 of that amount is expected to be fully deductible for tax purposes. Because these transactions are not material to us, no pro forma disclosures have been made.

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

        Impairment of long-lived assets: We recorded a pre-tax asset impairment charge of $581 for the year ended April 29, 2006. The impairment charges related to technology changes in our demo equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold.

        During the second quarter of fiscal year 2005, we entered into a plan to sell the rental equipment owned by a wholly-owned subsidiary to allow us to focus more on sales of our new line of ProTourTM displays and to provide deeper support to the display rental market. As a result, this equipment was classified in the balance sheet as rental equipment held for sale and, based on our analysis of recoverability, no loss had been recognized related to the equipment in accordance with SFAS No. 144. The business of equipment rental was not included within discontinued operations, because it does not meet the requirement of SFAS No. 144, as we will continue to have involvement in rental operations through support of other rental companies in a similar fashion, primarily with redesigned products. During fiscal year 2006, the sale and related costs of sales of the equipment were reported in income from operations.

Note 4. Selected Financial Statement Data

	April 29, 2006	April 30, 2005

Inventories consist of the following:
Raw materials	$15,841	$10,446
Work-in-progress	6,025	5,208
Finished goods	9,179	8,958

	$31,045	$24,612

Property and equipment consist of the following:
Land	$1,223	$1,084
Buildings	20,470	15,386
Machinery and equipment	22,332	17,592
Office furniture and equipment	22,926	19,382
Equipment held for rent	2,182	835
Demonstration equipment	4,899	5,245
Transportation equipment	4,863	3,810

	78,895	63,334
Less accumulated depreciation	38,336	32,281

	$40,559	$31,053

Accrued expenses consist of the following:
Product Warranty	$5,088	$3,813
Compensation	5,043	4,434
Taxes, other than income taxes	2,874	1,196
Other	2,174	1,530

	$15,179	$10,973

Note 5. Marketable Securities

        The following is a summary of marketable securities:

	April 29, 2006			April 30, 2005

	Cost	Gross Unrealized Gains (Losses)	Est. Fair Value	Cost	Gross Unrealized Gains (Losses)	Est. Fair Value

Government debt
securities-non U.S.	$8,310	–	$8,310	$8,105	–	$8,105

        Proceeds from sales of available-for-sale securities were $43,450 and $23,015 for the years ended April 29, 2006 and April 30, 2005, respectively. Purchases of available-for-sale securities were $43,655 and $27,119 for the years ended April 29, 2006 and April 30, 2005. The fair value of available-for-sale investments in debt securities by contractual maturity at April 29, 2006 was $8,310 with maturity dates of five to ten years.

Note 6. Uncompleted Contracts

        Uncompleted contracts consist of the following:

	April 29, 2006	April 30, 2005

Costs incurred	$162,569	$122,765
Estimated earnings	56,053	41,045

	218,622	163,810
Less billings to date	221,007	153,972

	$(2,385)	$9,838

        Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 29, 2006	April 30, 2005

Costs and estimated earnings in excess of billings	$17,375	$15,301
Billings in excess of costs and estimated earnings	(19,760)	(5,463)

	$(2,385)	$9,838

Note 7. Receivables

        We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer. On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are at times secured by irrevocable letters of credit.

        Accounts receivable are reported net of an allowance for doubtful accounts of $1,241 and $1,131 at April 29, 2006 and April 30, 2005, respectively.

        We make estimates regarding the collectability of our accounts receivable, costs and estimated earnings in excess of billings, and other receivables. In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, customer creditworthiness, changes in customer payment cycles and current economic trends. If the financial condition of any customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. We charge off receivables at such time as it is determined that collection will not occur.

        In connection with certain sales transactions, we have entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $13,232 and $15,096 as of April 29, 2006 and April 30, 2005, respectively. Contract and lease receivables bearing annual interest at rates of 3.0% to 13.5% are due in varying annual installments through April 2013. Included in accounts receivable as of April 29, 2006 was $969 of retainage on long-term contracts, all of which is expected to be collected in one year.

Note 8. Financing Agreements

         Long-term debt: Long-term debt consists of the following:

	April 29, 2006	April 30, 2005

8.29% note payable due to bank, due in monthly installments of $102, including interest through February 2007, subject to credit agreement financial covenants discussed below, unsecured	$–	$844
7.5 % note payable due to bank, due in monthly installments of $11, including interest through July 2007, secured by equipment	51	96
Other	194	140

	$245	$1,080
Less current maturities	114	909

Total long-term debt	$131	$171

        The future maturities on long-term debt consist of the following:

Fiscal years ending:
2007	$114
2008	56
2009	25
2010	25
2011	25
Thereafter	–

$245

        Credit agreements: We have a credit agreement with a bank which provides for a $20,000 line of credit and includes up to $10,000 for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (5.0% at April 29, 2006). The line of credit is due on October 1, 2007. As of April 29, 2006 and April 30, 2005, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75,000, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada has a credit agreement with a bank that provides for a $300 line of credit. The line of credit is due on November 30, 2006. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest (6.75% at April 29, 2006). As of April 29, 2006, no advances under the line of credit were outstanding and, as of April 30, 2005, $79 had been drawn under the line. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Note 9. Shareholders’ Equity

        Common stock: Our authorized shares of 60,000 consist of 55,000 shares of common stock and 5,000 shares of “undesignated stock”. Our Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock without shareholder approval.

        During the year ended May 1, 1999, we declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the terms of the shareholder rights agreement pursuant to which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares (subject to certain exclusions), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of our outstanding common shares. The rights expire on November 19, 2008, which date may be extended by our Board subject to certain additional conditions.

        Common stock warrants: In connection with the acquisition of a business in fiscal 2000, we issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants are exercisable at any time through December 29, 2006. During fiscal year 2006, warrants to purchase 5 shares of common stock were exercised. At April 29, 2006, warrants to purchase 13 shares remained outstanding.

        Stock option plans: During fiscal year 2002, we established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”) and ceased granting options under the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to our employees and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under both the 2001 Plans and the 1993 Plans, options granted have a maximum term of 10 years in the case of the 2001 Incentive Stock Option Plan and 1993 Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan and the 1993 Director Stock Option Plan. In addition, such options must have exercise prices equal to the market value of our common stock at the date of grant or 110% of market value at the date of grant in the case of an employee who owns more than 10% of all voting power of all classes of our stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the 2001 Incentive Stock Option Plans and over a three-year period in the case of options granted under the 2001 Outside Directors Option Plans. Under the 2001 Plans and the 1993 Plans, the actual period of vesting is determined at the time of the grant.

        The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Plan are 2,400 and 800 shares, respectively. At April 29, 2006, there were 1,180 shares available for granting options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 6,080. Although the 1993 Plans remain in effect for options outstanding, no new options are expected to be granted under the 1993 Plans.

        A summary of the status of the plans at April 29, 2006, April 30, 2005 and May 1, 2004 and changes during the years ended on those dates follows:

	Years Ended

	2006		2005		2004

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,451	$4.92	3,538	$3.61	3,646	$2.70
Granted	416	13.25	408	12.65	434	8.79
Forfeited	(53)	6.20	(9)	1.91	(62)	1.34
Exercised	(522)	2.65	(486)	4.18	(480)	3.40

Outstanding at end of year	3,292	6.31	3,451	4.91	3,538	3.61

        Options for 2,136, 2,246 and 2,238 shares were exercisable at April 29, 2006, April 30, 2005 and May 1, 2004, respectively. The weighted average fair value of options granted were $5.37, $5.06 and $3.49 for the years ended April 29, 2006, April 30, 2005 and May 1, 2004, respectively.

        The following table summarizes information about fixed options outstanding at April 29, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 to $1.99	559	2.4	$1.32	559	$1.32
$2.00 to $3.49	468	3.4	2.64	468	2.64
$3.50 to $4.99	570	5.0	3.80	504	3.80
$5.00 to $6.49	506	5.0	5.53	365	5.43
$8.00 to $9.49	379	7.3	8.82	155	8.79
$11.00 to $12.49	96	5.8	10.93	16	11.23
$12.50 to $14.49	714	9.0	13.22	69	12.84

	3,292	5.51	6.31	2,136	3.89

Note 10. Employee Benefit Plans

        We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us of 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by the Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,329, $1,048 and $1,139 to the plan for the fiscal years 2006, 2005 and 2004, respectively.

        We have an employee stock purchase plan, which became effective September 1, 2002 and is intended to qualify under Section 423 of the Internal Revenue Code. It allows employees to purchase shares of our common stock, subject to annual limitations, at a price equal to of 85% of the lower of the fair market value of the common stock at the beginning or the end of six-month offering period. The total number of shares reserved under this plan is 1,000 shares. We issued 72 shares and 64 shares during the fiscal years ended April 29, 2006 and April 30, 2005. As of April 29, 2006, participants in the plan had accumulated $357 to purchase our stock.

        We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of April 29, 2006 and April 30, 2005 were $600 and $567, respectively. Contributions for each of the fiscal years ending April 29, 2006 and April 30, 2005 were $23. These agreements were amended and restated during fiscal year 2004 to reflect changes in the payout options available at retirement. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or ten years.

Note 11. Income Taxes

        Income tax expense consists of the following:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Current:
Federal	$13,492	$4,315	$9,585
State	1,958	1,116	1,298
Deferred taxes (credits)	(2,742)	355	24

	$12,708	$5,786	$10,907

        The components of the net deferred tax asset are as follows:

	April 29, 2006	April 30, 2005

Deferred tax assets:
Product warranty accrual	$4,252	$3,090
Vacation accrual	869	821
Reserves for excess and obsolete inventory	761	944
Allowance for doubtful accounts	484	376
Amortization of intangible assets	275	441
Net operating loss carryforwards	101	596
Other accruals and deferrals	308	201
Other	501	140

	7,551	6,609
Deferred tax liabilities:
Property and equipment	2,705	4,184

	$4,846	$2,425

        The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 29, 2006	April 30, 2005

Current assets	$6,213	$5,076
Noncurrent assets	232	782
Noncurrent liabilities	1,599	3,433

	$4,846	$2,425

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Computed income tax expense at federal statutory rate	$12,140	$7,499	$10,022
State taxes, net of federal benefit	892	816	906
Research and development tax credit	(616)	(2,343)	–
Meals and entertainment	415	393	276
Extraterritorial income exclusion	(149)	(343)	(294)
Domestic production activities deduction	(328)	–	–
Other, net	354	(236)	(3)

	$12,708	$5,786	$10,907

        At April 29, 2006, we had foreign net operating loss carry-forwards totaling $1,906, of which $1,750 have an unlimited carry-forward period and $156 have a ten-year carry-forward period and expire in 2015. Our Canadian subsidiary, has research and development tax credit carry-forwards totaling $131, net of the applicable tax liability related to their use, which have a ten year carry-forward and expire between 2013 and 2015, and approximately $428 of future tax deductions related to research and development expenditures which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

        The income attributable to domestic and foreign operations is as follows:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Domestic	$21,239	$16,593	$17,936
Foreign	(278)	(933)	(209)

	$20,961	$15,660	$17,727

Note 12. Cash Flow Information

        The changes in operating assets and liabilities consists of the following:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

(Increase) decrease:
Accounts receivable	$(22,537)	$5,351	$(3,030)
Long-term receivables	1,864	(1,058)	(4,678)
Inventories	(5,902)	(7,751)	(1,741)
Costs and estimated earnings in excess of billings	(2,074)	(2,433)	(1,395)
Prepaid expenses and other	2,276	(1,094)	(296)
Income taxes receivable	1,715	(1,812)	(813)
Advertising rights	(1,389)	(308)	(1,092)
Increase (decrease):
Accounts payable and accrued expenses	8,419	6,603	7,731
Customer deposits	3,611	1,337	1,120
Billings in excess of costs and estimated earnings	14,297	(1,304)	1,232
Long-term warranty obligations and other payables	2,508	222	(204)
Income taxes payable	1,350	1,222	(27)
Marketing obligations	53	433	111

	$4,191	$(592)	$(3,082)

        Supplemental disclosures of cash flow information consist of the following:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Cash payments for:
Interest	$116	$191	$506
Income taxes, net of refunds	12,229	6,747	11,719

        Supplemental schedule of non-cash investing and financing activities consist of the following:

	Years Ended

	April 29, 2006	April 30, 2005	May 1, 2004

Demonstration equipment transferred to inventories	$423	$–	$–
Tax benefits related to exercise of stock options	796	410	1,528
Business acquired through long-term debt	75	–	–
Contributions of common stock under the employee savings plan	625	498	634
Acquisition of minority interest in Daktronics Canada, Inc. through issuance of common stock	–	–	462

Note 13. Fair Value of Financial Instruments

        The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for our off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank, are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value. The fair values of all outstanding derivative instruments were determined using quoted market prices.

Note 14. Commitments and Contingencies

        In connection with the sale of equipment by us, we have agreed to accept a specified level of recourse on the money owed by a customer to another financial institution. At April 30, 2005, we were contingently liable on such recourse agreements in the amounts of $250. At April 29, 2006 no contingencies or commitments existed.

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        We offer a standard parts coverage warranty for periods varying from one to five years for all of our products. We also offer additional types of warranties that include on-site labor, routine maintenance and event support. In addition, the length of warranty on some installations can vary from one to 10 years. The specific terms and conditions of these warranties vary primarily depending on the type of the product sold. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product order is received. Factors that affect our warranty liability include historical and anticipated claims costs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

        Changes in our product warranties during the years ended April 29, 2006 and April 30, 2005 consisted of the following:

	April 29, 2006	April 30, 2005

Balance	$5,028	$4,184
Warranties issued during the period	6,566	4,147
Settlements made during the period	(4,618)	(4,309)
Changes in liability for pre-existing warranties during the period, including expirations	1,126	1,006

Balance	$8,102	$5,028

        In connection with certain international transactions and long-term contracts, we have entered into various performance guarantees. As of April 29, 2006, we had outstanding $6,527 in standby letters of credit and $13,336 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

        We lease office space for various sales and service locations throughout the world and various equipment, primarily office equipment. Rental expense for operating leases amounted to $1,311, $1,201 and $1,078 at April 29, 2006, April 30, 2005 and May 1, 2004, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at April 29, 2006:

Fiscal Year	Amount

2007	$882
2008	688
2009	511
2010	299
2011	180
Thereafter	502

Total	$3,062

         From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of April 29, 2006, we were obligated to purchase inventory and advertising rights through fiscal year 2007 as follows:

Fiscal Year	Amount

2007	$4
2008	54
2009	53

Total	$111

Note 15. Quarterly Financial Data (Unaudited)

        The following table presents summarized quarterly financial data:

Fiscal Year 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$72,345	$75,802	$71,050	$90,173
Gross profit	22,194	22,317	22,026	27,537
Net income	4,632	5,185	4,041	7,103
Basic earnings per share	0.12	0.13	0.10	0.18
Diluted earnings per share	0.12	0.13	0.10	0.17

Fiscal Year 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$58,710	$59,472	$50,818	$61,346
Gross profit	20,118	19,994	15,361	17,736
Net income	5,032	5,188	2,455	2,985
Basic earnings per share	0.13	0.14	0.06	0.08
Diluted earnings per share	0.13	0.13	0.06	0.07

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of April 29, 2006, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 29, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the quarter ended April 29, 2006, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 29, 2006.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 29, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 54.

/s/ James B. Morgan

James B. Morgan
Chief Executive Officer
June 16, 2006

/s/ William R. Retterath

William R. Retterath
Chief Financial Officer
June 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders ofDaktronics,
Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Daktronics, Inc. (“the Company”) maintained effective internal control over financial reporting as of April 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Daktronics, Inc. maintained effective internal control over financial reporting as of April 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Daktronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. as of April 29, 2006 and April 30, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 29, 2006 of Daktronics, Inc. and our report dated June 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
June 16, 2006

Item 9B. OTHER INFORMATION

        None.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information under the heading “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed on or about July 6, 2006 is incorporated herein by reference. The information regarding executive officers is included in Part I, Item 1, of this report under the caption “Directors and Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        Information regarding compensation of directors and officers for the fiscal year ended April 29, 2006 is in the Proxy Statement to be filed on or about July 6, 2006 under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

        We maintain a Code of Conduct which applies to all of our employees, officers and Directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer, and all other financial and accounting management employees. A copy of our Code of Conduct can be obtained from our Internet website at www.daktronics.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. Information on or available through our website is not part of this report. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date we have not granted a waiver from the Code of Conduct.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed on or about July 6, 2006 under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information under the heading “Relationship with Independent Auditors” in our Proxy Statement to be filed on or about July 6, 2006.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            (a)(1)  Financial Statements

Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 29, 2006 and April 30, 2005
Consolidated Statements of Income for each of the three years in the period ended April 29, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended April 29, 2006
Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended April 29, 2006
Notes to Consolidated Financial Statements

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

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (3)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)

4.2

Shareholders Rights Agreement. (5)

4.3

2001 Incentive Stock Option Plan. (6)*

4.4

2001 Outside Directors Stock Option Plan. (6)*

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*

10.1

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*

10.2

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*

10.3

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*

10.4

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*

21.1

Subsidiaries of the Company. (9)

23.1

Consent of Ernst & Young LLP. (9)

24.

Power of Attorney. (9)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (9)

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (9)

_________________

(1)

Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.

(2)

Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.

(3)

Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.

(4)

Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(5)

Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(6)

Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(7)

Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(8)

Incorporated by reference to the exhibit with the same exhibit number filed with our Annual report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.

(9)

Filed herewith electronically.

*

Indicates a management contract or compensatory plan or arrangement.

.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, InfoNet™, Keyframe®, OmniSport®, On the Road™, ProAd®, ProPixel™, ProRail®, ProStar®, Pro Sport®, ProTour™, ProCast™, Scoreboard Sales and Service®, Sportssound®, SportStar™, SportsLink®, Starburst®, SunSpot®, Tuff Sport®, Vanguard®, V-Play®, Venus®, V-Net™, V-Show™, and V-Link® are trademarks of Daktronics, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2006.

DAKTRONICS, INC.
By:	/s/ James B. Morgan

Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ William R. Retterath

Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Byron J. Anderson	Director	July 3, 2006

Byron J. Anderson

By /s/ Robert G. Dutcher	Director	July 3, 2006

Robert G. Dutcher

By /s/ Nancy D. Frame	Director	July 3, 2006

Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	July 3, 2006

Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	July 3, 2006

Frank J. Kurtenbach

By /s/ James B. Morgan	Director	July 3, 2006

James B. Morgan

By /s/ John L. Mulligan	Director	July 3, 2006

John L. Mulligan

By /s/ Duane E. Sander	Director	July 3, 2006

Duane E. Sander

By /s/ James A. Vellenga	Director	July 3, 2006

James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 29, 2006, April 30, 2005 and May 1, 2004
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year

2006	$960	$596	$(315)	$1,241
2005	1,131	325	(496)	960
2004	875	407	(151)	1,131

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

3.2

Amended and Restated Articles of Incorporation of the Company. (1)

3.3

Amendment to the Articles of Incorporation. (2)

3.4

Amended and Restated Bylaws of the Company. (3)

4.1

Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)

4.2

Shareholders Rights Agreement. (5)

4.3

2001 Incentive Stock Option Plan. (6)*

4.4

2001 Outside Directors Stock Option Plan. (6)*

4.5

Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*

10.1

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*

10.2

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*

10.3

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*

10.4

Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*

21.1

Subsidiaries of the Company. (9)

23.1

Consent of Ernst & Young LLP. (9)

25.

Power of Attorney. (9)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (9)

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (9)

_________________

(1)

Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.

(2)

Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.

(3)

Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.

(4)

Incoporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on form S-1 on January 12, 1994 as Commission File No. 33-72466.

(5)

Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.

(6)

Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(7)

Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(8)

Incorporated by reference to the exhibit with the same exhibit number filed with our Annual report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.

(9)

Filed herewith electronically.

•

Indicates a management contract or compensatory plan or arrangement.