Form 10-Q
period 2006-07-29
DAKTRONICS INC /SD/
filed 2006-08-21
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                 (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2006

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

The number of shares of the registrant’s common stock outstanding as of August 15, 2006 was 39,048,406.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 29, 2006

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 29, 2006 in the section entitled “Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	July 29,	April 29,
	2006	2006
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,927	$26,921
Marketable securities	8,400	8,310
Accounts receivable, less allowance for doubtful accounts	39,342	46,019
Inventories	42,622	31,045
Costs and estimated earnings in excess of billings	28,577	17,375
Current maturities of long-term receivables	4,092	4,476
Prepaid expenses and other	5,284	2,522
Deferred income taxes	7,028	6,213
Income taxes receivable	137	97
Rental equipment available for sale	286	286

Total current assets	153,695	143,264

Advertising rights, net	3,188	3,112
Long-term receivables, less current maturities	9,406	8,756
Investments in affiliates	6,590	582
Goodwill	2,716	2,706
Intangible and other assets	674	636
Deferred income taxes	122	232

	22,696	16,024

PROPERTY AND EQUIPMENT:
Land	1,451	1,223
Buildings	22,175	20,470
Machinery and equipment	23,250	22,332
Office furniture and equipment	25,334	22,926
Equipment held for rental	3,119	2,182
Demonstration equipment	4,211	4,899
Transportation equipment	5,404	4,863

	84,944	78,895
Less accumulated depreciation	38,657	38,336

	46,287	40,559

	$222,678	$199,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	July 29,	April 29,
	2006	2006
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,556	$20,506
Accrued expenses and warranty obligations	17,055	15,179
Current maturities of long-term debt and marketing
obligations	481	491
Billings in excess of costs and estimated earnings	26,978	19,760
Customer deposits	6,951	7,777
Deferred revenue	4,562	4,066
Income taxes payable	2,648	555

Total current liabilities	86,231	68,334

Long-term debt, less current maturities	130	131
Long-term marketing obligations, less current maturities	608	574
Long-term warranty obligations and other payables	4,986	3,864
Deferred income taxes	1,520	1,599

	7,244	6,168

TOTAL LIABILITIES	93,475	74,502

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000
shares, 39,042,406 and 38,931,676 shares issued at
July 29, 2006 and April 29, 2006, respectively	20,243	19,551
Additional paid-in capital	4,110	3,480
Retained earnings	105,029	102,381
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(170)	(58)

TOTAL SHAREHOLDERS' EQUITY	129,203	125,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$222,678	$199,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 29,	July 30,
	2006	2005

Net sales	$92,153	$72,345
Cost of goods sold	65,778	50,151

Gross profit	26,375	22,194

Operating expenses:
Selling	12,446	9,809
General and administrative	3,728	2,622
Product design and development	3,619	2,484

	19,793	14,915

Operating income	6,582	7,279

Nonoperating income (expense):
Interest income (expense), net	619	326
Other income (expense), net	107	(72)

Income before income taxes	7,308	7,533
Income tax expense	2,321	2,901

Net income	$4,987	$4,632

Weighted average number of fully diluted shares and
common equivalent shares	41,082	40,343

Earnings per share:
Basic	$0.13	$0.12

Diluted	$0.12	$0.11

Cash dividend paid per share	$0.06	$0.05

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 29,	July 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,987	$4,632
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation	2,784	1,942
Amortization	12	10
Gain on sale of property and equipment	(1)	(4)
Stock-based compensation	406	–
Provision for doubtful accounts	97	149
Deferred income taxes, net	(784)	(317)
Change in operating assets and liabilities	(1,024)	(6,654)

Net cash provided (used) by operating activities	6,477	(242)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(7,450)	(3,856)
Cash consideration paid for investment at equity	(6,008)	–
Sales (purchases) of mareketable securities, net	(90)	(8)
Proceeds from sale of property and equipment	19	17

Net cash used in investing activities	(13,529)	(3,847)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(2,339)	(1,917)
Excess tax benefits from stock-based compensation	205	–
Principal payments on long-term debt	(16)	(314)
Net borrowing (payments) on notes payable	–	178
Proceeds from exercise of stock options and warrants	335	247

Net cash used in financing activities	(1,815)	(1,806)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(127)	(208)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,994)	(6,103)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	26,921	15,961

CASH AND CASH EQUIVALENTS END OF PERIOD	$17,927	$9,858

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12	$60
Income taxes, net of refunds	828	285

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$9	$416
Demonstration equipment transferred to inventory	509	–
Purchase of plant and equipment included in accounts payable	1,601	517

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 29, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 29, 2006, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc. (formerly Sports Link, Ltd.); MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; and Daktronics Canada, Inc. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

        Reclassifications: Certain reclassifications have been made to the fiscal year 2006 financial statements to conform to the presentation used in the fiscal year 2007 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported. We reclassified certain prepayments to prepaid expenses, reclassified equity investments on the balance sheet, and we netted current maturities of long-term debt and marketing obligations.

Note 2. Significant Accounting Policies

        Prior to April 30, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three months ended July 30, 2005, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning and end of each offering period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

        Effective April 30, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three months ended July 29, 2006 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

        As a result of adopting Statement 123(R) on April 30, 2006 our income before income taxes and net income for the year ended April 29, 2006 are $1,495 and $1,405 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended April 29, 2006 would have been $0.04 and $0.03 lower, respectively, if the company had not adopted Statement 123(R).

        Commitments and Contingencies. We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

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

        Changes in our product warranties for the three months ended July 29, 2006 consisted of the following:

Amount

Beginning accrued warranty costs	$8,102
Warranties issued during the period	2,482
Settlements made during the period	(1,400)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	159

Ending accrued warranty costs	$9,343

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $396 and $376 for the three months ended July 29, 2006 and July 30, 2005, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 29, 2006:

Fiscal Year	Amount
2007	$1,174
2008	1,013
2009	915
2010	720
2011	570
Thereafter	479

Total	$4,871

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of July 29, 2006, we were obligated to purchase inventory and advertising rights through fiscal year 2009 as follows:

Fiscal Year	Amount
2007	$4
2008	104
2009	104
2010	104
2011	100

Total	$416

Note 3. Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective April 29, 2007. We are currently evaluating the impact of FIN No. 48 on our financial statements.

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

        The cost of advertising rights, net of amortization, was $3,187 as of July 29, 2006 and $3,112 as of April 29, 2006.

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized ratably as net sales over the term of the contracts, which varies from one month to 10 years.

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

        Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. Dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No.138,” requires us to recognize all of our derivative instruments on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

        During three months ended July 29, 2006, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. Cash flow hedges were discontinued, causing the recognition of a gain or loss in the other income (expense), net of $7. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of July 29, 2006, we expect to reclassify $24 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 29, 2006 and July 30, 2005 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended July 29, 2006:
Basic earnings per share	$4,987	38,974	$0.13
Effect of dilutive securities:
Exercise of stock options and warrants	–	2,108	(0.01)

Diluted earnings per share	$4,987	41,082	$0.12

For the three months ended July 30, 2005:
Basic earnings per share	$4,632	38,401	$0.12
Effect of dilutive securities:
Exercise of stock options	–	1,942	(0.01)

Diluted earnings per share	$4,632	40,343	$0.11

        On May 25, 2006, our Board of Directors declared a two-for-one stock split in the form of a stock dividend payable to stockholders of record on June 8, 2006. All data related to common shares has been retroactively adjusted based on the new shares outstanding after the effect of the split for all periods presented.

        On August 16, 2006, the shareholders of Daktronics approved an amendment to the articles of incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000.

Note 6. Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

              Goodwill, net of accumulated amortization, was $2,716 at July 29, 2006 and $2,706 at April 29, 2006. Accumulated amortization was $157 at July 29, 2006 and at April 29, 2006. We performed our annual impairment analysis of goodwill as of October 30, 2005. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. Intangible assets before accumulated amortization were $786 at July 29, 2006 and April 29, 2006. Accumulated amortization was $579 and $590 at July 29, 2006 and April 29, 2006, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 29, 2006 was $47 for the fiscal years ending 2007, 2008, 2009 and 2010 and $18 and $1 for 2011 and 2012, respectively.

Note 7. Inventories

        Inventories consist of the following:

	July 29, 2006	April 29, 2006

Raw Materials	$23,279	$15,841
Work-in-procress	11,257	6,025
Finished goods	8,086	9,179

	$42,622	$31,045

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the three months ended:
July 29, 2006	$79,806	$12,347	$92,153
July 30, 2005	60,775	11,570	72,345

Long-lived assets at:
July 29,2006	45,311	976	46,287
July 30, 2005	32,454	1,023	33,477

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

        Impairment of Long-Lived Assets: We recorded a pre-tax asset impairment charge of $340 for the three months ended July 29, 2006. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold.

Note 10. Investment in Affiliates and Subsequent Events

        During the first quarter, we acquired a 50% equity interest in Arena Media Networks LLC, a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,008 for the investment and we account for this transaction under the equity method of accounting.

        During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment.

Note 11. Share-Based Compensation

        Description of Plans. We have two plans under which we are permitted to grant incentive and non-qualified stock options (the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan) and two plans under which we are permitted to grant non-qualified stock options (the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan). These plans authorize the awards of incentive stock options to our employees and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under these plans, options have a maximum term of 10 years in the case of the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan and seven years in the case of the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan. In addition, such options must have exercise prices equal to the market value of our common stock at the date of grant or 110% of the market value at the date of grant in the case of an employee who owns more than 10% of all voting power of all classes of our stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan and three years in the case of options granted under the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan. The actual vesting period is determined at the time of grant.

        Impact of the Adoption of SFAS No. 123(R). See Note 2 for a description of our adoption of SFAS No. 123(R) on April 30, 2006. A summary of the share-based compensation expense for stock options and our employee stock purchase plan that we recorded in accordance with SFAS No. 123(R) for the three months ended July 29, 2006 is as follows:

Three Months Ended July 29, 2006

Cost of sales	$35
Selling	133
General and administrative	168
Product development and design	70

$406

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $205 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the three months ended July 29, 2006.

Determining Fair Value

        Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value of the stock options on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

        Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. Our estimate of the expected life of new options granted to our employees is five years, consistent with prior periods. We have examined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level and geographic location. We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.

        Expected Volatility. Also in light of implementing SFAS No. 123(R), we reevaluated our expected volatility assumption used in estimating the fair value of employee options. We estimate the volatility of our common stock at the date of grant based on historical volatility, consistent with SFAS No. 123(R) and SAB No. 107. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

        Risk-Free Interest Rate. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

        Dividends. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.

        Forfeitures. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, we estimated forfeitures.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single value of our options and may not be representative of the future effects on reported net income or the future stock price of our company.

        Share-Based Compensation Expense and Stock Option Activity. We recorded $0.4 million in share-based compensation expense, which consists of $0.3 million for stock options and $0.1 for our employee stock purchase plan, for the three months ended July 29, 2006. As of July 29, 2006, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

        During the quarters ended July 29, 2006 and July 30, 2005, we did not grant any options.

        A summary of stock option activity under all stock option plans during the three months ended July 29, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contratual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 29, 2006	3,292	$ 6.31	4.91	$33,370
Granted	—	—	—	—
Cancelled or Forfeited	(3)	10.17	—	(17)
Exercised	(88)	3.91	—	(1,713)

Outstanding at July 29, 2006	3,201	6.37	6.1	68,614
Exercisable at July 29, 2006	2,054	3.88	—	49,117

        We define in-the-money options at July 29, 2006 as options that had exercise prices that were lower than the $27.80 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at July 29, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were 3.2 million in-the-money options exercisable at July 29, 2006.

        We received $0.3 million in cash from option exercises under all share-based payment arrangements for the three months ended July 29, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $0.3 million for the same period.

        Comparable Disclosure. Prior to April 30, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the three months ended July 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to April 30, 2006:

Three Months Ended July 20, 2005

Net income, as reported	$4,632
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(165)

Pro forma net income	$4,467

Net income per share:
Basic as reported	$0.12
Basic - pro forma	$0.12
Diluted as reported	$0.12
Diluted - pro forma	$0.11

Note 12. Comprehensive Income

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

	Three Months Ended
	July 29,	July 30,
	2006	2005

Net income	$4,987	$4,632
Net foreign currency translation adjustment	(121)	(249)
Net gain on derivatives	9	41

Total comprehensive income	$4,875	$4,424

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

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

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

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2006 and 2005 each contain 52 weeks.

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of July 29, 2006 and April 29, 2006, we had an allowance for doubtful accounts balance of approximately $1.3 million and $1.4 million, respectively.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of July 29, 2006 and April 29, 2006, we had approximately $9.3 million and $8.1 million reserved for these costs, respectively.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of July 29, 2006 and April 29, 2006, we had $4.6 million and $4.1 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

        We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current IRS examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information become available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	July 29, 2006	July 30, 2005

Net sales	100.0%	100.0%
Cost of goods sold	71.4%	69.3%

Gross profit	28.6%	30.7%
Operating expenses	21.5%	20.6%

Operating income	7.1%	10.1%
Interest income	0.7%	0.4%
Other income (expense), net	0.1%	(0.1%	)

Income before income taxes	7.9%	10.4%
Income tax expense	2.5%	4.0%

Net income	5.4%	6.4%

NET SALES

        Net sales increased 27.4% to $92.2 million for three months ended July 29, 2006 as compared to $72.3 million for the same period in fiscal year 2006.

        For the quarter ended July 29, 2006, net sales increased more than 20% in all three markets, with the commercial market continuing to see the greatest percentage growth rate at over 35%. Net sales for the quarter ended July 29, 2006 were up domestically over 30% and on an international basis were up more than 10%. As a percent of overall net sales, standard product orders were approximately 25% of net sales for the first quarter of fiscal year 2007 as compared to 30% for the first quarter of fiscal year 2006.

        Overall, the level of net sales generated during the first quarter of fiscal year 2007 in all markets was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This limitation is expected to diminish in the second quarter as a result of the ramping up of facilities in Brookings and Sioux Falls, South Dakota. We also expect to begin more manufacturing in Asia, although it is not expected to be significant. As we progress through the rest of the calendar year 2007, we expect that the constraints should become less of a factor based on our current estimates of orders through the end of the calendar year.

        As we have reported in prior filings, we were reviewing opportunities to expand our business in media sales and services for digital networks where the display media is primarily liquid crystal display (LCD) and plasma screens. During the quarter we invested in a company that owns and controls the nation’s largest network of digital LCD and plasma screens in professional sports facilities. At the beginning of the second quarter of fiscal year 2007, we also formed a strategic partnership with the owner of the nation’s largest pump-top digital display network. Both of these transactions are expected to help us generate more recurring revenue opportunities and expand our services businesses.

        Commercial Market. The increase in net sales in the commercial market in the first quarter of fiscal year 2007 over fiscal year 2006 was more than 35% on a worldwide basis. This increase is attributed to both standard and custom projects. The increase in custom projects is due primarily to the increase in orders from outdoor advertising companies, while the increase in standard product orders is due to the growth in our Galaxy displays both within the national account portion of our business and through resellers. On an international basis, net sales were up over 20%. We believe that we are gaining traction in our efforts to build our international business and are seeing a greater potential for higher sales oversees. However, as a result of the significant growth rates domestically, we would not expect international business in the commercial market to outpace domestic growth.

        Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of video displays for outdoor advertising companies. This industry continues to increase the demand for video displays in place of traditional billboards. Our rate of growth could increase depending on our success in capturing and retaining the business of the major billboard companies.

        We expect that the growth in the commercial market will continue throughout fiscal year 2007 due to our expanded distribution network, greater product acceptance, our international expansion, the development of our resellers and our integrated product offerings. Net sales in the commercial market should also expand at rates faster than our other markets, and our national account business and billboard business within the commercial market could grow faster depending on our success in booking major accounts in this niche. We also expect to see growth generated through our new ProTour line of mobile and modular displays, which we believe will drive improvements in profitability internationally.

        Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first quarter of fiscal year 2007 as opposed to the first quarter of fiscal year 2006.

        Sports Market. The approximately 21% increase in net sales in the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 in the sports market resulted from increases in sales to large and small sports venues. Increases in net sales domestically in sports were partially offset by a decline on an international basis. Although net sales were up in the sports market for both custom contract orders and standard product orders, the growth was concentrated in the custom contract side of the business. Our sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which can cause net sales to fluctuate year to year. The mid-sized and smaller facilities experience more consistency in growth rates due to the greater number of these facilities. The increase in sales to large sports venues for the year was attributable to increases primarily at both college and professional sports facilities. This growth in sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business in general is a recession-resistant business.

        An important trend that continues to gain momentum in large professional and college sports facilities is the demand for high definition video displays as well as more square footage of video equipment overall at facilities, both of which should have the effect of increasing order sizes on large projects. We believe that this could be an important factor in our growth for the remainder of fiscal year 2007.

         The dollar amount of orders (as opposed to net sales) in the sports market also increased in the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006. Orders were up more than 60%. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same niches as net sales. On an international basis, orders declined in the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006, which we attribute to the inherent volatility of the international market.

        For the rest of fiscal year 2007, we expect that net sales and orders in the sports market will continue to outpace the prior periods of fiscal year 2006; however, we expect that orders will continue to grow at less than the 60% rate experienced during the first quarter of fiscal year 2007. We believe that the growth in the sports market over the long-term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace.

        Transportation Market. The increase in net sales in the transportation market for the first quarter of fiscal year 2007, as compared to the first quarter of fiscal 2006 was slightly more than 20%; however, the dollar amount of orders declined. The increase in net sales resulted from the level of orders in backlog at the beginning of the quarter. The decline in orders for the quarter is believed to be more of a factor of the inherent volitity due to the timing of large orders. For the rest of fiscal year 2007 we believe that we will benefit from legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems. For the rest of fiscal year 2007, we expect that sales will outpace fiscal year 2006 as a result of the expected increased order volume.

        We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 1.1% of net sales for the first quarter of fiscal year 2007. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        The order backlog as of July 29, 2006 was approximately $123 million as compared to $85 million as of July 30, 2005 and $93 million at the beginning of the first quarter of fiscal year 2007. Historically, our backlog varies due to the timing of large orders. Our order backlog as of July 29, 2006 was higher in both the sports and commercial markets, and flat in the transportation market when compared to the backlog as of July 30, 2005 and April 20, 2006, respectively. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above as well as the constraints in capacity as mentioned above.

GROSS PROFIT

        Gross profit increased 18.8% to $26.4 million for the first quarter of fiscal 2007 as compared to $22.2 million for the first quarter of fiscal year 2006. As a percent of net sales, gross profit was 28.6% and 30.7% for three months ended July 29, 2006 and July 30, 2005, respectively. The primary factor causing the decline in gross margin percentage was the result of the performance on a few large projects, primarily in the large sports venue portion of our business, which we believe were isolated issues. These performance issues were related to excess costs, which we believe were unique circumstances. The excess project costs resulted from underestimating subcontracting costs, rework on displays, which were subject to some unique environmental issues, and the failure of a subcontractor to pay suppliers, which we had an obligation to cover. We have a long history of being able to control these types of risks and although they can occur, it is unusual to experience this number of issues on projects. Therefore, we do not expect that this lower margin is a trend. We also were affected slightly by the costs of ramping up the new facilities in Brookings, South Dakota that were substantially completed during the first quarter of fiscal 2007 and higher than expected health care costs, as explained below.

        We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects and level of future sales, margin percentages may not increase and are likely to decrease from the levels of last fiscal year in the short-term. We expect that margins in the second quarter of fiscal 2007 will increase over the margin levels of the first quarter of fiscal year 2007 and may surpass the margin level of the second quarter of fiscal year 2006.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 32.7% from $14.9 million in the first quarter of fiscal year 2006 to $19.8 million in the first quarter of fiscal year 2007. As a percent of net sales, operating expenses increased to 21.5% of net sales from 20.6% of net sales. All areas of operating expense were affected by higher than expected costs of health insurance and the effects of converting our student employees to full-time status during the summer. Entering into fiscal year 2007, we expected to be able to leverage our operating expenses to generate higher operating margins. We maintain our belief that we can achieve this based on the level of backlog as of the end of the first quarter of fiscal year 2007 and anticipated increase in capacity.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demonstrations and supplies.

        Selling expenses increased 26.9% to $12.4 million for three months ended July 29, 2006 as compared to $9.8 million for the same period in fiscal year 2006. Selling expenses decreased to 13.5% of net sales for the first quarter of fiscal year 2007 from 13.6% of net sales for the first quarter of fiscal year 2006.

        Selling expenses for the quarter ended July 29, 2006 were higher than selling expenses in the quarter ended July 30, 2005 as a result of an increase in personnel costs, as we continued to build our sales infrastructure across all markets and internationally, including making greater investments in digital signage, mobile and modular products and distribution and the resources to support our outdoor advertising opportunities. In addition, selling expenses increased due to the increasing investment in demonstration equipment, travel costs associated with the order bookings and ramping up of our services and support business. We expect selling expense to increase slightly in the second quarter as compared to the first quarter of fiscal 2007. Because sales expenses relate more to the level of order bookings than to the level of net sales, we believe that during periods where orders outpace sales as they have over the past two quarters, the selling expense percentage may not reflect the actual long-term percentage. For this reason, assuming that we continue booking orders at these levels, ultimately we should see selling expenses decline as a percentage of net sales.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses increased 42.4% to $3.7 million for the first quarter of fiscal year 2007 compared to $2.6 million for the first quarter of fiscal year 2006. General and administrative expenses increased to 4.0% as a percent of net sales for the first quarter of fiscal year 2007 from 3.6% of net sales for the first quarter of fiscal year 2006.

        General and administrative expenses increased for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 was due to increases in personnel related costs across all areas within general and administration due to our growth, information systems maintenance and support costs, training and recruiting costs and international expansion. We expect that general and administrative costs will increase slightly in the second quarter of fiscal 2007 as compared to the first quarter of fiscal year 2006.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 45.7% to $3.6 million for the quarter ended July 29, 2006 compared to $2.5 million for the first quarter in fiscal year 2006. Product design and development expense was 3.9% of net sales for the first quarter of fiscal year 2007 and 3.4% of net sales for first quarter 2005.

        Generally, product design and development expenses increase during times when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the first quarter of fiscal 2007, we continued invested in a number of critical initiatives, including development of a new line of interleaved ProStar technology, our V-Net and other controllers, aquatics related products and various lines of software. We expect that product design and development expenses will be less than 4% of net sales for all of fiscal year 2007.

INTEREST INCOME (EXPENSE), NET

        We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in interest-bearing marketable securities and short-term temporary cash investments that generate interest income. Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest income (expense,), net, increased 89.8% to $0.6 million for the first three months ended July 29, 2006 from $0.3 million for the three months ended July 30, 2005. The increase was attributable to the growth of temporary cash investments and marketable securities as a result of the increased cash flow during the year and a decrease in debt outstanding.

INTEREST TAX EXPENSE

        Income taxes decreased 20% to $2.3 million in the first quarter of fiscal year 2006 as compared to $2.9 million in the first quarter of fiscal year 2005. The effective rate for the quarter was approximately 32% as compared to 38.5% for the first quarter of last fiscal year. The decrease in the effective rate is primarily due to the tax benefits of income in China, which benefits from a tax free status for a limited period of time; the income in Europe, which has been offset through utilization of net operating losses that were previously offset by a valuation allowance; and the benefits related to transfer pricing assumptions. We expect our overall effective tax rate to approximate 37% in future quarters.

Liquidity and Capital Resources

        Working capital was $67.5 million at July 30, 2005 and $74.9 million at April 29, 2006. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the three months ended July 29, 2006 was $6.4 million. Net income of $5.0 million, plus depreciation and amortization of $2.8 million, stock-based compensation of $0.4, a decrease in accounts receivable and increases in accounts payable, billings in excess of costs and profits, accrued expenses and income taxes payable, caused an increase in cash provided by operations. This increase was offset by increases in costs and estimated earnings in excess of billings, prepaid expense and other assets, and notes receivable and inventory and a decrease in customer deposits and accounts payable.

        The changes overall in operating assets and liabilities are due generally to the impact of the timing of cash flows on large projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and cost of sales.

        Cash used by investing activities of $13.5 million included $7.4 million for purchases of property and equipment. During the first three months of fiscal year 2007, we invested approximately $0.7 million in transportation equipment, $1.8 million in manufacturing equipment, $1.3 million in information systems infrastructure, including software, $0.1 million in product demonstration equipment, $1.5 million in equipment for rental and $1.9 million in building expansion and improvements. These investments were made to support our continued growth and to replace obsolete equipment.

        In addition to the investments made in property and equipment, we invested approximately $6 million for an equity interest in Arena Media Networks LLC, as described more fully in note 10 of the notes to the financial statements.

        In early fiscal 2007, we began construction of another significant addition to our facilities in Brookings, South Dakota. The majority of the addition is designed to be used for administrative and manufacturing space and is expected to be complete in early fiscal 2008. The total cost of the building and related equipment is approximately $14 million. We expect that total capital equipment investments for the year may exceed $40 million. In addition, early in the second quarter of fiscal 2007, we invested approximately $4 million in a partnership with VST International, Inc., one of the nation’s leading digital pump-top display providers, and formed FuelCast Media International as a partnership with VST International, Inc., which we expect to own and operate the largest pump-top display network in the nation by the end of the calendar year 2006.

        Cash used by financing activities consisted of $1.8 million, including the dividend paid to shareholders of $2.3 million on June 23, 2006, which was offset partially by option exercises and excess tax benefits from stock based compensation. We expect that as a result of all our cash investments, we will incur debt to finance the transactions so that we are able to maintain our current cash position, although this continues to be under evaluation.

        Included in receivables as of July 29, 2006 was approximately $1.8 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $3.6 million for the quarter ended July 29, 2006. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $10.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 1.55% (5.4% at July 29, 2006) and is due on October 1, 2007. As of July 29, 2006, no advances under the line of credit were outstanding. Nine standby letters of credit were issued and outstanding for approximately $8.3 million as of July 29, 2006. The credit agreement is unsecured and requires us to meet certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (6.0% at July 29, 2006). As of July 29, 2006, no advances under the line of credit were outstanding. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary.

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

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At July 30, 2006, we had approximately $18.1 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through July 29, 2006, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the first quarter of fiscal year 2007 were 13.4% of total net sales. We operate in various countries in Europe, Asia and the Middle East and in Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 10.2% of net sales in the first quarter of fiscal year 2007. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

        We expect net sales to international markets in the future to increase and that a greater portion of this business will be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of July 29, 2006, our outstanding debt approximated $0.2 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of July 29, 2006. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of July 29, 2006, our outstanding long-term receivables were approximately $13.5 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ending April 30, 2007 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)

	Fiscal Year Ending					There-

	2007	2008	2009	2010	2011	after
Assets:
Long-term receivables,
including current portion:
Fixed-rate	$3,330	$2,835	$2,117	$1,842	$1,110	$2,264
Average interest rate	7.2%	7.7%	7.5%	7.4%	7.9%	8.8%
Liabilities:
Long- and short-term debt:
Fixed-rate	$102	$56	$24	$24	$24	$ –
Average interest rate	4.3%	2.2%	–	–	–	–
Long-term marketing obligations including current portion
Fixed-rate	$381	$225	$182	$126	$75	$ –
Average interest rate	5.5%	8.2%	8.2%	8.7%	8.8%	–

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

        Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries and accounts to settle euro-based payments. These balances are immaterial as a whole.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 29, 2006, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 29, 2006, our disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 29, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Not Applicable

Item 1A. Risk Factors

        The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item. 1A of our Annual Report on Form 10-K for the year ended April 29, 2006. It describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following times and the results were submitted to our shareholders at our annual meeting held on August 16, 2006:

        Election of the following three nominees as Directors of the Company, until their successors are duly elected and qualified:

Byron J. Anderson	For	32,317,951	Withheld	251,627
Frank J. Kurtenbach	For	32,312,441	Withheld	257,137
James A. Vellenga	For	32,401,381	Withheld	168,197

Approval of an amendment to our Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 60,000,000 to 120,000,000:

For 30,340,252	Against	2,072,064	Abstain 157,261	Broker Non-votes 1,668,085

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2007:

For 32,419,923	Against	35,535	Abstain	114,119

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS

Ex 31.1	Certification Of The Chief Executive Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 31.2	Certification Of The Chief Financial Officer Required By Rule 13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
Ex 32.1	Certification Of The Chief Executive Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
Ex 32.2	Certification Of The Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-0xley Act Of 2002 (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath, Chief Financial Officer and Chief Accounting Officer

Date: August 21, 2006