Form 10-Q
period 2006-10-28
DAKTRONICS INC /SD/
filed 2006-11-20
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                 (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                             Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                            Large Accelerated Filer [  ]    Accelerated Filer [ X ]   Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [ X ]

The number of shares of the registrant’s common stock outstanding as of November 14, 2006 was 39,230,470.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 28, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	October 28,	April 29,
	2006	2006
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,589	$26,921
Restricted cash	5,123	–
Marketable securities	–	8,310
Accounts receivable, less allowance for doubtful accounts	52,677	46,019
Inventories	50,602	31,045
Costs and estimated earnings in excess of billings	22,298	17,375
Current maturities of long-term receivables	4,182	4,476
Prepaid expenses and other	3,750	2,522
Deferred income taxes	7,204	6,213
Income taxes receivable	219	97
Rental equipment available for sale	23	286

Total current assets	151,667	143,264

Advertising rights, net	4,012	3,112
Long-term receivables, less current maturities	9,253	8,756
Investments in affiliates	10,000	582
Goodwill	4,344	2,706
Intangible and other assets	3,858	636
Deferred income taxes	114	232

	31,581	16,024

PROPERTY AND EQUIPMENT:
Land	2,985	1,223
Buildings	27,576	20,470
Machinery and equipment	34,881	22,332
Office furniture and equipment	29,172	22,926
Equipment held for rental	2,700	2,182
Demonstration equipment	4,154	4,899
Transportation equipment	5,889	4,863

	107,357	78,895
Less accumulated depreciation	41,023	38,336

	66,334	40,559

TOTAL ASSETS	$249,582	$199,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)
	October 28,	April 29,
	2006	2006
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$2,363	$–
Accounts payable	40,720	20,506
Accrued expenses and warranty obligations	18,888	15,396
Current maturities of long-term debt and marketing obligations	1,002	491
Billings in excess of costs and estimated earnings	23,306	19,760
Customer deposits	8,521	7,777
Deferred revenue	4,736	3,849
Income taxes payable	1,699	555

Total current liabilities	101,235	68,334

Long-term debt, less current maturities	635	131
Long-term marketing obligations, less current maturities	539	574
Long-term warranty obligations and other payables	6,196	3,864
Deferred income taxes	1,779	1,599

	9,149	6,168

TOTAL LIABILITIES	110,384	74,502

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000
shares: 39,208,379 and 38,931,676 shares issued at
October 28, 2006 and April 29, 2006, respectively	20,546	19,551
Additional paid-in capital	4,587	3,480
Retained earnings	113,921	102,381
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	153	(58)

TOTAL SHAREHOLDERS' EQUITY	139,198	125,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$249,582	$199,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$ 123,530	$ 75,802	$ 215,683	$ 148,147
Cost of goods sold	88,044	53,485	153,821	103,636

Gross profit	35,486	22,317	61,862	44,511

Operating expenses:
Selling	12,528	9,178	24,974	18,988
General and administrative	4,628	2,683	8,356	5,305
Product design and development	3,936	2,749	7,555	5,233

	21,092	14,610	40,885	29,526

Operating income	14,394	7,707	20,977	14,985

Nonoperating income (expense):
Interest income (expense), net	455	462	1,074	788
Other income (expense), net	(648)	(5)	(541)	(77)

Income before income taxes	14,201	8,164	21,510	15,696
Income tax expense	5,310	2,979	7,631	5,880

Net income	$ 8,891	$ 5,185	$ 13,879	$ 9,816

Weighted average number of fully
diluted shares and common
equivalent shares	41,129	40,267	41,072	40,249

Earnings per share:
Basic	$ 0.23	$ 0.13	$ 0.36	$ 0.25

Diluted	$ 0.22	$ 0.13	$ 0.34	$ 0.25

Cash dividend paid per share	$ –	$ –	$ 0.06	$ 0.05

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 28,	October 29,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,879	$9,816
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation	5,660	4,203
Amortization	23	26
Gain on sale of property and equipment	68	(14)
Stock-based compensation	856	–
Equity in earnings of investments in affiliates	781	–
Provision for doubtful accounts	263	(255)
Deferred income taxes, net	(693)	(930)
Change in operating assets and liabilities	(10,168)	(6,591)

Net cash provided by operating activities	10,669	6,255

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(27,753)	(7,946)
Cash consideration paid for investment at equity	(13,771)	(130)
Sales (purchases) of mareketable securities, net	8,310	348
Proceeds from sale of property and equipment	44	33

Net cash used in investing activities	(33,170)	(7,695)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(2,339)	(1,917)
Excess tax benefits from stock-based compensation	251	–
Principal payments on long-term debt	25	(525)
Net borrowing (payments) on notes payable	2,363	(84)
Proceeds from exercise of stock options and warrants	639	335

Net cash used in financing activities	939	(2,191)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	230	(190)

DECREASE IN CASH AND CASH EQUIVALENTS	(21,332)	(3,821)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	26,921	15,961

CASH AND CASH EQUIVALENTS END OF PERIOD	$5,589	$12,140

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$61	$96
Income taxes, net of refunds	7,065	4,886

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$251	$160
Demonstration equipment transferred to inventory	1,625	–
Purchase of plant and equipment included in accounts payable
and notes payable	5,221	694
Transfers of equipment to affiliates	226	–

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

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries: Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc. (formerly Sports Link, Ltd.); MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc., Daktronics Hoist, Inc. (dba Vortek) and Daktronics FZE. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

        Reclassifications: Certain reclassifications have been made to the fiscal year 2006 financial statements to conform to the presentation used in the fiscal year 2007 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported. We reclassified certain prepayments from accounts payable to prepaid expenses, certain deferred revenue amounts to accrued expenses and warranty obligations, reclassified equity investments on the balance sheet from intangibles and other assets, and netted current maturities of long-term debt and marketing obligations.

Note 2. Significant Accounting Policies

        Prior to April 30, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three and six months ended October 29, 2005, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning and end of each offering period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

        Effective April 30, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three and six months ended October 28, 2006 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

        As a result of adopting SFAS No. 123(R) on April 30, 2006, our income before income taxes and net income for the year ended April 29, 2006 are $1,495 and $1,405 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended April 29, 2006 would have been $0.04 and $0.03 lower, respectively, if we had not adopted SFAS No. 123(R).

        Commitments and Contingencies. We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee in the amount of $200 under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Revenue related to this transaction of $3,476 was recognized during the quarter.

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

        Changes in our product warranties for the six months ended October 28, 2006 consisted of the following:

Amount

Beginning accrued warranty costs	$8,319
Warranties issued during the period	5,138
Settlements made during the period	(3,179)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	(4)

Ending accrued warranty costs	$10,274

        Lease Commitments. We lease office space for various sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $841 and $697 for the six months ended October 28, 2006 and October 29, 2005, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more, consisted of the following at October 28, 2006:

Fiscal Year	Amount
2007	$1,775
2008	1,532
2009	1,358
2010	1,058
2011	799
Thereafter	517

Total	$7,039

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of October 28, 2006, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Year	Amount
2007	$4
2008	74
2009	74
2010	74

Total	$226

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

        In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations and financial condition.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  We do not expect the adoption of this standard to have any impact on our consolidated financial statements.

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

        The cost of advertising rights, net of amortization, was $4,012 as of October 28, 2006 and $3,112 as of April 29,2006.

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

        During six months ended October 28, 2006, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. Cash flow hedges were discontinued, causing the recognition of a gain or loss in other income (expense), net of $14. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of October 28, 2006, we expect to reclassify $25 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended October 28, 2006 and October 29, 2005 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended October 28, 2006:
Basic earnings per share	$8,891	39,127,835	$0.23
Effect of dilutive securities:
Exercise of stock options and warrants	–	2,001,688	(0.01)

Diluted earnings per share	$8,891	41,129,523	$0.22

For the three months ended October 29, 2005:
Basic earnings per share	$5,185	38,586,359	$0.13
Effect of dilutive securities:
Exercise of stock options and warrants	–	1,680,708	(0.00)

Diluted earnings per share	$5,185	40,267,067	$0.13

For the six months ended October 28, 2006:
Basic earnings per share	$13,879	39,053,193	$0.36
Effect of dilutive securities:
Exercise of stock options and warrants	–	2,018,422	(0.02)

Diluted earnings per share	$13,879	41,071,615	$0.34

For the six months ended October 29, 2005:
Basic earnings per share	$9,816	38,494,629	$0.25
Effect of dilutive securities:
Exercise of stock options and warrants	–	1,754,178	(0.00)

Diluted earnings per share	$9,816	40,248,807	$0.25

        On May 25, 2006, our Board of Directors declared a two-for-one stock split in the form of a stock dividend payable to stockholders of record on June 8, 2006. All data related to common shares has been retroactively adjusted based on the new shares outstanding after the effect of the split for all periods presented.

        On August 16, 2006, the shareholders of Daktronics approved an amendment to the articles of incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000 shares.

Note 6. Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

         Goodwill, net of accumulated amortization, was $4,344 at October 28, 2006 and $2,706 at April 29, 2006. Accumulated amortization was $157 at October 28, 2006 and at April 29, 2006. We performed our annual impairment analysis of goodwill as of October 28, 2006. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. Intangible assets before accumulated amortization were $3,969 at October 28, 2006 and April 29, 2006. Accumulated amortization was $602 and $579 at October 28, 2006 and April 29, 2006, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of October 28, 2006 was $503 for the fiscal years ending 2007, $314 for fiscal years 2008 to 2010, $287 for 2011 and $1,253 thereafter.

Note 7. Inventories

        Inventories consist of the following:

	October 28, 2006	April 29, 2006

Raw Materials	$30,810	$15,841
Work-in-progress	10,247	6,025
Finished goods	9,545	9,179

	$50,602	$31,045

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the six months ended:
October 28, 2006	$191,940	$23,743	$215,683
October 29, 2005	129,977	18,170	148,147

Long-lived assets at:
October 28,2006	65,349	985	66,334
October 29, 2005	34,251	1,211	35,462

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

        Impairment of Long-Lived Assets: We recorded a pre-tax asset impairment charge of $340 for the six months ended October 28, 2006. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold. We recorded the impairment in the first quarter of 2007.

Note 10. Acquisitions

        During the first quarter of fiscal year 2007, we acquired a 50% equity interest in Arena Media Networks LLC, a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,008 for the investment and we account for this transaction under the equity method of accounting.

        During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment and we account for this transaction under the equity method of accounting.

        On October 16, 2006, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through our wholly-owned subsidiary. The business operates under the name Vortek, a division of Daktronics Hoist, Inc. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. Hoffend was the world’s leading supplier of patented hoist systems for theater and sporting systems and has been a supplier of ours in connection with center hung arena video systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,245 and includes $500 due one year from the closing date. Contingent consideration of $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price and related amounts assigned to intangibles and goodwill is preliminary. The following table summarizes the allocation of the purchase price along with the related amortization periods, if any:

	Amount Allocated	Amortization Period

Intangible assets subject
amortization:
Patents	$2,282	10 years
Order backlog	300	Based on order ship
		dates
Non-compete agreements	200	5 years
Intangible assets not subject
amortization:
Registered trademarks	401
Goodwill	1,617
Net assets/(liabilities)	(555)

Total purchase price	$4,245

        The goodwill is expected to be deductible for tax purposes

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

        Impact of the Adoption of SFAS No. 123(R). See Note 2 for a description of our adoption of SFAS No. 123(R) on April 30, 2006. A summary of the share-based compensation expense for stock options and our employee stock purchase plan that we recorded in accordance with SFAS No. 123(R) for the three and six months ended October 28, 2006 is as follows:

	Three-months ended October 28, 2006	Six Months Ended October 28, 2006

Cost of Sales	$26	$61
Selling	221	354
General and administrative	132	300
Product development and design	70	140

	$449	$855

Decrease of net income per share to common
stockholders	$0.01	$0.02

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $251 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the six months ended October 28, 2006.

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

        Share-Based Compensation Expense and Stock Option Activity. We recorded $855 in share-based compensation expense, which consists of $705 for stock options and $150 for our employee stock purchase plan, for the six months ended October 28, 2006. As of October 28, 2006, there was $3,551 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

        During the six months ended October 28, 2006, we granted options to purchase 45 shares of our common stock under the 2001 Directors Stock Option Plan, which had a fair value of $400.

        A summary of stock option activity under all stock option plans during the six months ended October 28, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price per Share	Life (Years)	Value

Outstanding at April 29, 2006	3,292	$6.31	4.91	$33,370
Granted	48	22.75	–	–
Cancelled or Forfeited	(9)	10.22	–	(100)
Exercised	(270)	2.36	–	(5,227)

Outstanding at October 28, 2006	3,061	6.89	5.3	50,745
Exercisable at October 28, 2006	1,915	$4.24	–	$36,839

        We define in-the-money options at October 28, 2006 as options that had exercise prices that were lower than the $23.47 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at October 28, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were 3,200 in-the-money options exercisable at October 28, 2006.

        We received $639 in cash from option exercises under all share-based payment arrangements for the six months ended October 28, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $300 for the same period.

        Comparable Disclosure. Prior to April 30, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the six months ended October 29, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to April 30, 2006:

	Three Months	Six Months
	Ended	Ended
	October 29,	October 29,
	2005	2005

Net income, as reported	$5,185	$9,816
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(171)	(339)

Pro forma net income	$5,014	$9,477

Net income per share:
Basic as reported	$0.13	$0.25
Basic - pro forma	$0.13	$0.25
Diluted as reported	$0.13	$0.25
Diluted - pro forma	$0.13	$0.25

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

	Six Months Ended
	October 28,	October 29,
	2006	2005

Net income	$13,879	$5,185
Net foreign currency translation adjustment	(250)	175
Net gain on derivatives	39	(11)

Total comprehensive income	$13,668	$5,349

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

        We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2007 and 2006 each contains 52 weeks.

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

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of October 28, 2006 and April 29, 2006, we had an allowance for doubtful accounts balance of approximately $1.5 million and $1.4 million, respectively.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of October 28, 2006 and April 29, 2006, we had approximately $10.3 million and $8.1 million reserved for these costs, respectively.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of October 28, 2006 and April 29, 2006, we had $4.7 million and $4.1 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

        We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current IRS examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3%	70.6%	71.3%	70.0%

Gross profit	28.7%	29.4%	28.7%	30.0%
Operating expenses	17.1%	19.3%	19.0%	19.9%

Operating income	11.6%	10.1%	9.7%	10.1%
Interest income (expense)	0.4%	0.6%	0.5%	0.5%
Other income (expense), net	(0.5% )	0.0%	(0.3% )	(0.0% )

Income before income taxes	11.5%	10.7%	9.9%	10.6%
Other tax expense	4.3%	3.9%	3.5%	4.0%

Net income	7.2%	6.8%	6.4%	6.6%

NET SALES

        Net sales increased 45.6% to $215.7 million for the six months ended October 28, 2006 as compared to $148.1 million for the same period in fiscal year 2006. Net sales increased 63.0% to $123.5 million for the three months ended October 28, 2006 as compared to $75.8 million for the same period in fiscal year 2006. For the six months and three months ended October 28, 2006, net sales increased in all our markets, with the commercial market experiencing growth rates in excess of 55% for the six-month period, sports market growing more than 35% year-to-date and the transportation market up more than 65%. For the three months ended October 28, 2006, commercial, sports and transportation market s sales increased 75%, 50% and 90%, respectively. Net sales for the three months ended October 28, 2006 increased domestically and on an international basis. On an international basis, net sales increased over 20% for the quarter and year-to-date. As a percent of overall net sales, small product orders as opposed to large custom orders were approximately 20% of net sales for the second quarter and 22% year-to-date.

        Overall, the level of net sales generated during the second quarter of fiscal year 2007 and year-to-date in all markets was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This limitation began to diminish in the second quarter as a result of the ramping up of facilities in Brookings and Sioux Falls, South Dakota. We will continue to develop increased manufacturing capabilities, including in Asia (which is not expected to be significant in the near term). As we progress through the rest of the calendar year 2007, we expect that the constraints should become less of a factor based on our current estimates of orders through the end of the calendar year. In addition, we are evaluating various other opportunities to more efficiently manufacture and keep pace with the evolving marketplace for video displays, including additional facilities.

        As we have reported in prior filings, we have made two investments in two media companies, one that owns and controls the nation’s largest network of digital LCD and plasma screens in professional sports facilities and the other company that owns and controls the nation’s largest gas pump digital display network. Both of these transactions are expected to help us generate more recurring revenue opportunities and expand our services businesses. Also, these companies are non-consolidated entities, and therefore their sales are not included in our net sales. Also, during the second quarter of fiscal year 2007, we acquired certain operating assets of Hoffend & Sons, Inc., a leader in the automated hoist business for sporting and theater applications. We expect that for the remainder of fiscal year 2007 and ongoing, net sales from this business will increase at rates in excess of 20%: however, the impact on our net sales in fiscal year 2007 will be less than $5 million.

        Commercial Market. Net sales in the commercial market grew during the second quarter and first six months of fiscal year 2007 as compared to the same periods of fiscal year 2006. For the first six months of fiscal year 2007, net sales increased more than 55%, and for the quarter, they increased more than 75% as compared to the same periods of last fiscal year. This increase is attributable to both standard and custom orders. The increase in custom projects for both the quarter and year-to-date is due primarily to an increase in orders from outdoor advertising companies, while the increase in standard products is due to the growth in our Galaxy display business within the national account portion of our business and through resellers. On an international basis, net sales increased over 35% for the quarter and almost 50% year-to-date as compared to the same periods of last fiscal year. We continue to believe that we are gaining traction in our efforts to build our international business and are seeing a greater potential for higher sales overseas. However, as a result of the significant growth rates domestically, we would not expect international business in the commercial market to outpace domestic growth.

        Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of video displays for outdoor advertising companies. This industry continues to increase its demand for video displays in place of traditional billboards due to the enhanced margins and cash flow that they achieve. Our rate of growth could increase depending on our success in capturing and retaining the business of the major billboard companies.

        We expect that the growth in the commercial market will continue throughout fiscal year 2007 due to increased order volume in the billboard market, our expanded distribution network, greater product acceptance, our international expansion, the development of our resellers and our integrated product offerings. Net sales in the commercial market should also expand at rates faster than our other markets, and our national account business and billboard business within the commercial market could grow faster depending on our success in booking major accounts in this niche. We also expect to see growth generated through sales of our new ProTour line of mobile and modular displays, which we believe will drive improvements in profitability internationally.

        Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first six months of fiscal year 2007 as opposed to the same period in fiscal year 2006.

        Order bookings in the commercial market were up more than 80% for the second quarter of fiscal year 2007 and more than 75% year-to-date as compared to the same periods of fiscal year 2006. The increases were the result of the same factors as mentioned above in connection with net sales. During the quarter ended October 28, 2006, we received a significant amount in orders from large outdoor advertising companies.

        Sports Market. Within the sports markets, the increase in net sales in the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006 was the result of increases in large and small sports facilities with the majority of the growth occurring in the larger venues. In addition, most of the growth in net sales both for the quarter and on a year-to-date basis as compared to the prior fiscal year was in custom orders as opposed to standard orders. Our sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which can cause net sales to fluctuate year-to-year. The mid-sized and small facilities experience more consistency in growth rates due to the greater number of facilities. The increase in net sales to large sports venues for the year was attributable to increases at both college and professional sports facilities and included the benefit of the unusually large amount of orders booked in the first quarter of fiscal year 2007.

        The growth in net sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which is important to support our customers. We believe that the effects of the economy have a lesser impact on our sports market as compared to our other markets, since our products are generally revenue generation tools (through advertising) for facilities and the sports business in general is more resistant to negative factors in the economy as a whole.

        An important trend that continues to gain momentum in large professional and college facilities is the demand for high definition video displays as well as more square footage of video equipment overall at facilities, both of which should have the effect of increasing order sizes on large projects. We believe that this could be an important factor in our growth for the future, along with the development of video systems for larger high school facilities.

        The dollar amount of orders (as opposed to net sales) in the sports market also increased in the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006. Orders were up approximately 35% for the quarter and 45% year-to-date. This improved performance is due to the same reasons indicated for the increase in net sales in sports market. The growth in orders was in the same niches as net sales. Orders on an international basis within the sports market were not significant.

        For the rest of fiscal year 2007, we expect that net sales and orders in the sports market will continue to outpace the prior periods of fiscal year 2006; however, we expect that orders will grow at less than the 35% rate experienced during the second quarter of fiscal year 2007. We believe that the growth in the sports market over the long-term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace.

        Transportation Market. The increase in net sales in the transportation market for the second quarter of fiscal year 2007, as compared to the second quarter of fiscal 2006, was more than 90%, and net sales in the transportation market are up more than 65% year-to-date as compared to fiscal year 2006, fueled by orders bookings in the second quarter of fiscal 2006. For the rest of fiscal year 2007, we believe that we will benefit from legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems. For the rest of fiscal year 2007, we expect that sales and orders will outpace fiscal year 2006 as a result of the expected increased order volume.

        Other Markets. We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented less than 2% and 1% of net sales for the second quarter and six months ended October 28, 2006. The gross profit percents on these transactions should typically be higher than the gross profit percents on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        Historically our sales have declined in our third quarter on a sequential basis, primarily as a result of the time between the start of major sports seasons and the effects of the holidays. As our commercial market has developed, we have seen this decline on sales on a sequential basis diminish. As a result of the significant efforts during the second quarter, which included numerous extra shifts and various other tactics to decrease backlog which we believe are not sustainable, net sales could decline sequentially as a percentage in the third quarter more than in fiscal year 2006. Offsetting this, our ability to execute on continued ramp up capacity in the third quarter compared to the second quarter.

        The order backlog as of October 28, 2006 was approximately $121 million as compared to $81 million as of October 29, 2005 and $123 million at the beginning of the second quarter of fiscal year 2007. Historically, our backlog varies due to the timing of large orders. Our order backlog as of October 28, 2006 was higher in all three markets when compared to the backlog as of October 29, 2005 and October 28, 2006. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above as well as the constraints in capacity as mentioned above.

GROSS PROFIT

        Gross profit increased 59.0% to $35.5 million for the second quarter of fiscal 2007 as compared to $22.3 million for the second quarter of fiscal year 2006. For the six months ended October 28, 2006, gross profit increased 39.0% to $61.9 million compared to $44.5 million for the six months ended October 29, 2005. As a percent of net sales, gross profit was 28.7% for three and six months ended October 28, 2006 as compared to 29.4% and 30.0% for the three and six months ended October 29, 2005. The gross profit percentage decrease for both the quarter and six months ended October 28, 2006 as compared to the same periods in fiscal year 2006 relate to a number of factors, including the lower margins on a couple of larger projects mentioned in the previous quarter, the increased costs of expanding facilities, higher warranty costs, the mix between small orders versus large custom product orders and various other factors.

        We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects, our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year in the upcoming quarter due to the continuation of efforts to expand facilities.

        We expect that margins in the third quarter of fiscal 2007 will increase over the margin levels of the second quarter of fiscal year 2007. There are a number of factors that could affect this expectation, including our actual mix of sales and performance on the orders, the level at which we book orders during the quarter and our ability to execute the rollout of the new facilities. Finally, our ability to estimate gross profit margin is subject at all times to the inherent volatility that comes with long-term contracts like our custom orders.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 44.4% from $14.6 million in the second quarter of fiscal year 2006 to $21.1 million in the second quarter of fiscal year 2007. As a percent of net sales, operating expenses decreased from 19.3% of net sales to 17.1% of net sales. For the six months ended October 28, 2006, operating expenses increased 38.5% from $29.5 million for the six months ended October 29, 2005 to $40.9 million for the six months ended October 28, 2006.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 36.5% to $12.5 million for the three months ended October 28, 2006 as compared to $9.2 million for the same period in fiscal year 2006. Selling expenses increased 31.5% to $25.0 million for the six months ended October 28, 2006 from $19.0 million for the same period in fiscal year 2006. Selling expenses decreased to 10.1% of net sales for the second quarter of fiscal year 2007 from 12.1% of net sales for the second quarter of fiscal year 2006. For the six months ended October 28, 2006, selling expenses were 11.6% of net sales as compared to 12.8% of net sales for the six months ended October 29, 2005.

        Selling expenses for the quarter and the six months ended October 28, 2006 were higher as a result of an increase in personnel costs, as we continued to build our sales infrastructure in all markets and internationally. This includes increases in initiatives such as support for sales of extended services, geographical expansion, and sales efforts related to new products and market niches. In addition, selling expenses increased due to the increasing investment in demonstration equipment and travel costs associated with the higher level of order bookings. We expect selling expense to increase slightly in the third quarter as compared to the second quarter of fiscal 2007. Because sales expenses relate more to the level of order bookings than to the level of net sales, we believe that during periods where orders outpace sales, the selling expense percentage may not reflect the actual long-term percentage.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses increased 72.5% to $4.6 million for the second quarter of fiscal year 2007 as compared to $2.7 million for the second quarter of fiscal year 2006. General and administrative expenses increased 57.5% to $8.4 million for the six months ended October 28, 2006 as compared to $5.3 million for the six months ended October 29, 2005. General and administrative expenses increased to 3.7% as a percent of net sales for the second quarter of fiscal year 2007 from 3.5% of net sales for the second quarter of fiscal year 2006. For the six months ended October 28, 2006, general and administrative expenses increased to 3.9% of net sales as compared to 3.6% of net sales for the six months ended October 29, 2005.

        The increase in general and administrative expenses for the first three and six months of fiscal year 2007 as compared to the first three and six months of fiscal year 2006 was due to the implementation of SFAS No. 123R relating to stock option expense; increases in personnel related costs within general and administration, primarily information systems staff due to our growth and additions in human resources to support the company growth overall; professional fees associated with the completion of the IRS audit, which are partially offset through a lower effective tax rate; information systems maintenance and support costs; international expansion; and higher recruiting and training costs of our expanding work force. We expect that general and administrative costs will increase slightly in the third quarter of fiscal year 2007.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

        Product design and development expenses increased 43.2% to $3.9 million for the three months ended October 28, 2006 compared to $2.7 million for the same period in fiscal year 2006. Product design and development expenses increased 44.3% to $7.6 million for the six months ended October 28, 2006 as compared to $5.2 million for the six months ended October 29, 2005. Product design and development expense was 3.2% of net sales for the second quarter of fiscal year 2007 and 3.6% of net sales for second quarter of fiscal 2006. Product design and development expenses were 3.5% of net sales for both the six months ended October 28, 2006 and October 29, 2005.

        Generally, product design and development expenses increase when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the second quarter of fiscal 2007, we continued to invest in a number of critical initiatives. We expect that product design and development expenses will be less than 4% of net sales for all of fiscal year 2007.

INTEREST INCOME AND EXPENSE

        We occasionally generate interest income through product sales on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income. Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest income (expense), net resulting from these items decreased 1.5% to $0.4 million for the three months ended October 28, 2006 as compared to $0.5 million for the second quarter of fiscal year 2006. For the six months ended October 28, 2006, interest income (expense), net increased 36.1% to $1.1 million from $0.8 million for the six months ended October 29, 2005. The change for the six months as a whole was the result of higher average levels of temporary cash investments, marketable securities and long-term receivables outstanding during the respective periods as well as lower levels of debt outstanding. The decline for the second quarter of fiscal 2007 was attributable to the significant investments made in building our facilities and equipment which caused average cash, temporary cash investments and marketable securities to decline so significantly. We expect that during the rest of fiscal year 2007, our cash balances will increase and that we will trend towards higher net interest income.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net decreased to ($0.6) million for the second quarter of fiscal year 2007 as compared to ($0.0) million in the second quarter of fiscal year 2006. For the first six months of fiscal year 2007, other income (expense), net decreased to ($0.5) million from ($0.1) million for the same period in fiscal year 2006. The change for both the quarter and year-to-date results from the effects of earnings attributable to unconsolidated affiliates and from currency gains and losses.

INCOME TAX EXPENSE

        Income taxes were approximately $5.3 million in the second quarter of fiscal year 2007 and $3.0 million for the second quarter of fiscal year 2006. For the first six months of fiscal year 2007, income taxes increased to $7.6 million as compared to $5.9 million for the first six months of fiscal year 2006. The effective tax rate for the six months ended October 28, 2006 was 35.5% as compared to 37.5% for the first six months of fiscal year 2006. The effective rate was lower in fiscal year 2007 as a result of utilizations of net operating losses in Europe which had previously been offset by valuation allowances; benefits relating to transfer pricing assumptions, and the conclusion of an IRS audit, which examined tax returns from fiscal years 2002 through 2005.

        We recently completed an examination by the IRS primarily rated to research and development credits we utilized in the past, although it did cover many other areas. The net result was a benefit to income tax expense. We also continue to be optimistic that as a result of perceived improvements in our international business, we will begin generating taxable income in foreign jurisdictions, which would allow us to recognize the benefits related to net operating loss carryforwards that have been offset by a valuation reserve. Finally, we expect that our effective tax rate for the rest of the 2007 fiscal year will approximate 38% and could be less to the extent Congress reinstates research and development tax credits from which we are currently not recognizing any benefit from.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, consisting of current assets less current liabilities, was $50.4 million at October 28, 2006 and $67.5 million at April 30, 2006. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the six months ended October 28, 2006 was $10.7 million. Net income of $13.9 million, plus depreciation and amortization of $5.6 million, plus an increase in accounts payable, billings in excess of costs and estimated earnings , deferred revenue, and income taxes payable, were offset by an increase in inventory, accounts receivable, restricted cash, costs and estimated earnings in excess of billings, prepaid insurance and other assets, advertising rights and the effects of changes in various other operating assets and liabilities.

        The changes overall in operating assets and liabilities are generally due to the impact of the timing of cash flows on large projects, which can cause significant fluctuations in the short term. We expect that as a result of various initiatives underway, including changes being made in manufacturing, purchasing, collections and payment processes, we expect to continue to improve our cash flow from operations and our balance sheet as a whole, relative to the sales level.

        Included in cash was approximately $5 million of restricted cash. This cash represents a customer’s down payment on an order that has been deposited in an escrow account on our behalf to serve as a collateral to protect the customer against certain defaults by us under the contract. We expect that these conditions will be eliminated and that the cash will become unrestricted during the third quarter of fiscal year 2007.

        Cash used by investing activities was $33.2 million for the six months ended October 28, 2006. This included $27.8 million for purchases of property and equipment. During the first six months of fiscal year 2007, we invested approximately $3.7 million in facilities additions, primarily related to manufacturing facilities in Brookings, South Dakota and Sioux Falls, South Dakota; $1.2 million in transportation equipment; $13.5 million in manufacturing equipment; $5.1 million in information systems infrastructure, including software; $1.7 million for rental equipment; $0.8 in land; and $0.5 million in product demonstration equipment. These investments were made to support our continued growth and to replace obsolete equipment. During the first six months of fiscal 2007, we made investments in two different entities and purchased assets from another entity, as described previously, which approximated $13.7 million in cash. These investments are not expected to have significant impact on cash from operations. During the six months ended October 28, 2006, we sold $8.3 marketable securities.

        In early fiscal 2007, we began construction of another significant addition to our facilities in Brookings, South Dakota. The majority of the addition is designed to be used for administrative and manufacturing space and is expected to be complete in early fiscal 2008. The total cost of the building and related equipment is approximately $14 million. We expect that total capital equipment investments for all of fiscal 2007 may exceed $43 million.

        Cash used by financing activities in the first six months of fiscal year 2007 consisted of $2.0 million, including the dividend paid to shareholders of $2.3 million on June 23, 2006 and advances under our line of credit with the bank, which were partially offset by option exercises and excess tax benefits from stock based compensation. We expect that the bank debt will be repaid in the short term, and we have funded the majority of the intended capital investments already through the first half of the fiscal year, it is unlikely that we will need to incur any additional debt to fund the expansion plans over the rest of the fiscal year. During the second quarter of fiscal year 2007, we purchased a land parcel in Sioux Falls, South Dakota for long-term development and financed it through a note from the seller.

        Included in receivables as of October 28, 2006 was approximately $1.3 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $2.9 million for the quarter ended October 28, 2006 and $7.6 million for the six months ended October 28, 2006. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $20.0 million line of credit, which includes up to $10.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 0.75% (5.3% at October 28, 2006) and is due on October 1, 2007. As of October 28, 2006, approximately $2.4 million was outstanding under the line of credit. In addition, standby letters of credit were issued and outstanding for approximately $3.9 million as of October 28, 2006. The credit agreement is unsecured and requires us to meet certain covenants, including maintaining tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (6.0% at October 28, 2006). As of October 28, 2006, no advances under the line of credit were outstanding. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary. Finally, as mentioned above, we incurred approximately $1.1 million of debt secured by land purchased in Sioux Falls, South Dakota. The note bears no interest and matures on September 1, 2008.

        On May 25, 2006, our Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend. Stockholders of record at the close of business on June 8, 2006 received one additional share for each share of common stock held on that date of record. Our stock began trading on the split-adjusted basis on June 23, 2006. On that same date, our Board also declared an annual dividend payment of $.06 per share (as adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006) on our common stock for the year ended April 29, 2006. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 28, 2006, we had approximately $22.4 million of bonded work outstanding against this line.

        We believe that based on our current growth estimates over the next 12 months, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender. We believe that cash from operations from our existing or increased credit facility and from our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through October 28, 2006, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States through the second quarter of fiscal year 2007 were 11.0% of total net sales. We operate in various countries in Europe, Asia and the Middle East and in Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 8.7% of net sales during the second quarter of fiscal year 2007. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 28, 2006, our outstanding debt approximated $4.5 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of October 28, 2006. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of October 28, 2006, our outstanding long-term receivables were approximately $13.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of less than $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the sixth months ending April 30, 2007 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)
	Fiscal Year

	Six Months Ending April 30, 2007	2008	2009	2010	2011	There- after
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$2,643	$2,949	$2,227	$1,938	$1,176	$2,502
Average interest rate	7.0%	7.8%	7.6%	7.5%	8.0%	8.1%
Liabilities:
Long- and short-term debt:
Fixed-rate	$75	$2,907	$542	$25	$24	$–
Average interest rate	4.8%	6.0%	5.7%	–	–	–
Long-term marketing obligations, including current portion:
Fixed-rate	$316	$243	$203	$124	$50	$30
Average interest rate	5.4%	8.2%	8.3%	8.7%	8.9%	8.5%

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

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 28, 2007, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 28, 2006, our disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 28, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS

Ex 31.1	Certification Of The Chief Executive Officer Required By Rule
13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934,
As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (9)
Ex 31.2	Certification Of The Chief Financial Officer Required By Rule
13a-14(a) OR Rule 15d-14(a) Of The Securities Exchange Act of 1934,
As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (9)
Ex 32.1	Certification Of The Chief Executive Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (9)
Ex 32.2	Certification Of The Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-0xley Act Of 2002 (18 U.S.C. Section 1350). (9)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath, Chief Financial Officer and Chief Accounting Officer

Date: November 17, 2006