Form 10-Q
period 2007-01-27
DAKTRONICS INC /SD/
filed 2007-02-23
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                 (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2007

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

The number of shares of the registrant’s common stock outstanding as of February 13, 2007 was 39,337,732.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 27, 2007

TABLE OF CONTENTS

Page
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JANUARY 27, 2007 AND APRIL 29, 2006	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS
ENDED JANUARY 27, 2007 AND JANUARY 28, 2006	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED JANUARY 27, 2007 AND JANUARY 28, 2006	6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5. OTHER INFORMATION	29
ITEM 6. EXHIBITS	29

SIGNATURE	30

EXHIBITS

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 27,	April 29,
	2007	2006
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,491	$26,921
Marketable securities	–	8,310
Accounts receivable, less allowance for doubtful accounts	49,856	46,019
Inventories	51,218	31,045
Costs and estimated earnings in excess of billings	25,794	17,375
Current maturities of long-term receivables	4,809	4,476
Prepaid expenses and other	3,228	2,522
Deferred income taxes	7,204	6,213
Income taxes receivable	1,034	97
Rental equipment available for sale	188	286

Total current assets:	146,822	143,264

Advertising rights, net	3,833	3,112
Long-term receivables, less current maturities	8,888	8,756
Investments in affiliates	9,513	582
Goodwill	4,189	2,706
Intangible and other assets	3,520	636
Deferred income taxes	115	232

	30,058	16,024

PROPERTY AND EQUIPMENT:
Land	3,269	1,223
Buildings	33,429	20,470
Machinery and equipment	38,099	22,332
Office furniture and equipment	32,943	22,926
Equipment held for rental	2,122	2,182
Demonstration equipment	4,805	4,899
Transportation equipment	6,161	4,863

	120,828	78,895
Less accumulated depreciation	42,463	38,336

	78,365	40,559

TOTAL ASSETS	$255,245	$199,847

        See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS(continued)
 (in thousands, except share data)
	January 27,	April 29,
	2007	2006
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$19,217	$–
Accounts payable	27,671	20,506
Accrued expenses and warranty obligations	22,247	15,396
Current maturities of long-term debt and marketing obligations	1,093	491
Billings in excess of costs and estimated earnings	14,467	19,760
Customer deposits	8,399	7,777
Deferred revenue	4,854	3,849
Income taxes payable	149	555

Total current liabilities:	98,097	68,334

Long-term debt, less current maturities	599	131
Long-term marketing obligations, less current maturities	434	574
Long-term warranty obligations and other payables	5,801	3,864
Deferred income taxes	1,779	1,599

	8,613	6,168

TOTAL LIABILITIES	106,710	74,502

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares: 39,353,398 and 38,931,676 shares
issued at January 27, 2007 and April 29, 2006, respectively	21,471	19,551
Additional paid-in capital	6,368	3,480
Retained earnings	120,948	102,381
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	(243)	(58)

TOTAL SHAREHOLDERS' EQUITY	148,535	125,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$255,245	$199,847

        See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Net sales	$ 106,731	$ 71,050	$ 322,414	$ 219,197
Cost of goods sold	74,375	49,024	228,196	152,660

Gross profit	32,356	22,026	94,218	66,537

Operating expenses:
Selling	13,692	10,417	38,666	29,405
General and administrative	5,231	2,479	13,587	7,784
Product design and development	3,611	2,890	11,166	8,124

	22,534	15,786	63,419	45,313

Operating income	9,822	6,240	30,799	21,224

Nonoperating income (expense):
Interest income (expense), net	72	417	1,146	1,206
Other income (expense), net	(63)	(25)	(604)	(102)

Income before income taxes	9,831	6,632	31,341	22,328
Income tax expense	2,804	2,591	10,435	8,471

Net income	$ 7,027	$ 4,041	$ 20,906	$ 13,857

Weighted average number of fully
diluted shares and common
equivalent shares	41,479	40,593	41,304	40,361

Earnings per share:
Basic	$ 0.18	$ 0.10	$ 0.53	$ 0.36

Diluted	$ 0.17	$ 0.10	$ 0.51	$ 0.34

Cash dividend paid per share	$ –	$ –	$ 0.06	$ 0.05

        See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 27,	January 28,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,906	$13,857
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation	8,835	6,224
Amortization	371	44
Gain on sale of property and equipment	4	(319)
Stock-based compensation	1,457	–
Equity in earnings and losses of investments in affiliates	1,275	–
Provision for doubtful accounts	(166)	(254)
Deferred income taxes, net	(694)	(2,041)
Change in operating assets and liabilities	(22,105)	(9,989)

Net cash provided by operating activities	9,883	7,522

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(46,576)	(13,227)
Cash consideration paid for investment in affiliates at equity	(13,800)	(165)
Sales (purchases) of marketable securities, net	8,310	(103)
Proceeds from sale of property and equipment	62	655

Net cash used in investing activities	(52,004)	(12,840)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(2,339)	(1,917)
Excess tax benefits from stock-based compensation	926	–
Principal payments on long-term debt	(69)	(894)
Net borrowing (payments) on notes payable	19,217	(87)
Proceeds from exercise of stock options and warrants	1,083	859

Net cash used in financing activities	18,818	(2,039)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(127)	53

DECREASE IN CASH AND CASH EQUIVALENTS	(23,430)	(7,304)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	26,921	15,961

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,491	$8,657

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$170	$187
Income taxes, net of refunds	11,564	9,615

Supplemental schedule of non-cash investing and
financing activities:
Tax benefits related to exercise of stock options	$1,431	$517
Demonstration equipment transferred to inventory	1,625	–
Purchase of plant and equipment included in accounts
payable and notes payable	2,040	304
Transfers of equipment to affiliates	226	–

        See notes to consolidated financial statements.

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

        Reclassifications: Certain reclassifications have been made to the fiscal year 2006 financial statements to conform to the presentation used in the fiscal year 2007 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported. We reclassified certain prepayments from accounts payable to prepaid expenses, reclassified certain deferred revenue amounts to accrued expenses and warranty obligations, reclassified equity investments on the balance sheet from intangibles and other assets, and netted current maturities of long-term debt and marketing obligations.

Note 2. Significant Accounting Policies

        Prior to April 30, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three and nine months ended January 28, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning and end of each offering period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

        Effective April 30, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three and nine months ended January 27, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

        As a result of adopting SFAS No. 123(R) on April 30, 2006, our income before income taxes and net income for the year ended April 29, 2006 would have been $1,495 and $1,405 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended April 29, 2006 would have been $0.04 and $0.03 lower, respectively, if we had not adopted SFAS No. 123(R) at the beginning of fiscal year 2006.

        Commitments and Contingencies. We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

        In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee in the amount of $200 under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Revenue related to this transaction of $3,476 was recognized during the second quarter of fiscal year 2007.

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

        Changes in our product warranties for the nine months ended January 27, 2007 consisted of the following:

Amount

Beginning accrued warranty costs	$8,102
Warranties issued during the period	8,537
Settlements made during the period	(5,093)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	(375)

Ending accrued warranty costs	$11,171

        Lease Commitments. We lease office space for sales and service locations and various equipment, primarily office equipment. Rental expense for operating leases was $1,411 and $991 for the nine months ended January 27, 2007 and January 28, 2006, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more, consisted of the following at January 27, 2007:

Fiscal Year	Amount
2007	$627
2008	2,125
2009	1,791
2010	1,205
2011	1,054
Thereafter	789

Total	$7,591

        Purchase Commitments. From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of January 27, 2007, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Year	Amount
2007	$74
2008	74
2009	74
2010	72

Total	$294

Note 3. Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective April 29, 2007. We are currently evaluating the impact of FIN No. 48 on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

        In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108).  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  We do not expect the adoption of this standard to have any impact on our consolidated financial statements.

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

        The cost of advertising rights, net of amortization, was $3,833 as of January 27, 2007 and $3,112 as of April 29, 2006.

        Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenues related to such contracts are deferred and recognized ratably as net sales over the term of the contracts, which varies from one month to 10 years.

        Software: We sell our proprietary software bundled with displays and certain other products. Pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than long-term contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable. For sales of software included in long-term contracts, the revenue is recognized under the percentage-of-completion method for long-term contracts starting when all of the above-mentioned criteria have been met.

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

        During the nine months ended January 27, 2007, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. Cash flow hedges were discontinued, causing the recognition of a gain or loss in other income (expense), net of ($7). The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        As of January 27, 2007, we expect to reclassify $1 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

        A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended January 27, 2007 and January 28, 2006 follows:

			Per Share
	Net Income	Shares	Amount

For the three months ended January 27, 2007:
Basic earnings per share	$7,027	39,290,401	$0.18
Effect of dilutive securities:
Exercise of outstanding stock options	–	2,188,615	(0.01)

Diluted earnings per share	$7,027	41,479,016	$0.17

For the three months ended January 28, 2006:
Basic earnings per share	$4,041	38,706,725	$0.10
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	–	1,886,442	–

Diluted earnings per share	$4,041	40,593,167	$0.10

For the nine months ended January 27, 2007:
Basic earnings per share	$20,906	39,148,040	$0.53
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	–	2,156,490	(0.02)

Diluted earnings per share	$20,906	41,304,530	$0.51

For the nine months ended January 28, 2006:
Basic earnings per share	$13,857	38,565,632	$0.36
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	–	1,795,556	(0.02)

Diluted earnings per share	$13,857	40,361,188	$0.34

        On May 25, 2006, our Board of Directors declared a two-for-one stock split in the form of a stock dividend payable to stockholders of record on June 8, 2006. All data related to common shares has been retroactively adjusted based on the new number of shares outstanding after the effect of the split for all periods presented.

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

         Goodwill, net of accumulated amortization, was $4,189 at January 27, 2007 and $2,706 at April 29, 2006. Accumulated amortization was $157 at January 27, 2007 and at April 29, 2006. We performed our annual impairment analysis of goodwill as of October 27, 2006. The result of this analysis indicated that no goodwill impairment existed as of that date.

        As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. Intangible assets before accumulated amortization were $3,969 at January 27, 2007 and April 29, 2006. Accumulated amortization was $950 and $579 at January 27, 2007 and April 29, 2006, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of January 27, 2007 was $503 for the fiscal years ending 2007, $314 for fiscal years 2008 to 2010, $287 for 2011 and $1,256 thereafter.

Note 7. Inventories

        Inventories consist of the following:

	January 27, 2007	April 29, 2006

Raw Materials	$30,086	$15,841
Work-in-process	13,635	6,025
Finished goods	7,497	9,179

	$51,218	$31,045

Note 8. Segment Disclosure

        Our chief operating decisionmaker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses, by market and geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, we consider ourselves to be operating in a single industry segment. We do not manage our business by solution or focus area.

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other	Total

Net sales for the nine months ended:
January 27, 2007	$280,759	$41,655	$322,414
January 28, 2006	194,516	24,681	219,197

Long-lived assets at:
January 27, 2007	77,145	1,220	78,365
January 28, 2006	36,898	1,161	38,059

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

        Impairment of Long-Lived Assets: We recorded a pre-tax asset impairment charge of $340 for the nine months ended January 27, 2007. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold. We recorded the impairment in the first quarter of 2007.

Note 10. Acquisitions

        During the first quarter of fiscal year 2007, we acquired a 50% equity interest in Arena Media Networks LLC, a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,008 for the investment, and we account for this transaction under the equity method of accounting.

        During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment, and we account for this transaction under the equity method of accounting.

        On October 16, 2006, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through our wholly-owned subsidiary. The business operates under the name Vortek, a division of Daktronics Hoist, Inc. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. Hoffend was the world’s leading supplier of patented hoist systems for theater and sporting systems and has been a supplier of ours in connection with center hung arena video systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date. Contingent consideration of $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price and related amounts assigned to intangibles and goodwill set forth below is preliminary. The following table summarizes the allocation of the purchase price along with the related amortization periods, if any:

	Amount Allocated	Amortization Period

Intangible assets subject amortization:
Patents	$2,282	10 years
Order backlog	300	Based on order ship
		dates
Non-compete agreements	200	5 years
Intangible assets not subject amortization:
Registered trademarks	401
Goodwill	1,514
Net assets/(liabilities)	(427)

Total purchase price	$4,270

        The goodwill is expected to be deductible for tax purposes.

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

        Impact of the Adoption of SFAS No. 123(R). See Note 2 for a description of our adoption of SFAS No. 123(R) on April 30, 2006. A summary of the share-based compensation expense for stock options and our employee stock purchase plan that we recorded in accordance with SFAS No. 123(R) for the three and nine months ended January 27, 2007 is as follows:

	Three-months ended January 27, 2007	Nine Months Ended January 27, 2007

Cost of Sales	$39	$100
Selling	321	675
General and administrative	139	439
Product development and design	103	245

	$602	$1,459

Decrease of net income per share to common
stockholders	$0.01	$0.03

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $251 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the nine months ended January 27, 2007.

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

        Share-Based Compensation Expense and Stock Option Activity. We recorded $1,457 in share-based compensation expense, which consists of $1,213 for stock options and $244 for our employee stock purchase plan, for the nine months ended January 27, 2007. As of January 27, 2007, there was $7,236 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

        During the nine months ended January 27, 2007, we granted options to purchase 48 shares of our common stock under the 2001 Directors Stock Option Plan, which had a fair value of $400, and granted options to purchase 333 shares of our common stock under the 2001 Incentive Stock Option Plan, which had a fair value of $4,141.

        A summary of stock option activity under all stock option plans during the nine months ended January 27, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price per Share	Life (Years)	Value

Outstanding at April 29, 2006	3,292	$6.31	4.91	$33,370
Granted	381	32.64	–	–
Cancelled or Forfeited	(15)	11.35	–	(239)
Exercised	(367)	2.96	–	(8,198)

Outstanding at January 27, 2007	3,291	9.70	5.50	83,021
Exercisable at January 27, 2007	2,169	$5.02	–	$64,866

        We define in-the-money options at January 27, 2007 as options that had exercise prices that were lower than the $34.92 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at January 27, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were 3,200 in-the-money options exercisable at January 27, 2007.

        We received $1,083 in cash from option exercises under all share-based payment arrangements for the nine months ended January 27, 2007. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $925 for the same period.

        Comparable Disclosure. Prior to April 30, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the nine months ended January 28, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to April 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	January 28,	January 28,
	2006	2006

Net income, as reported	$4,041	$13,857
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(224)	(560)

Pro forma net income	$3,817	$13,297

Net income per share:
Basic as reported	$0.10	$0.36
Basic - pro forma	$0.10	$0.34
Diluted as reported	$0.10	$0.34
Diluted - pro forma	$0.10	$0.33

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

	Nine Months Ended
	January 27,	January 28,
	2007	2006

Net income	$20,906	$13,857
Net foreign currency translation adjustment	170	242
Net gain on derivatives	17	20

Total comprehensive income	$21,093	$14,119

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

OVERVIEW

        We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include sport, commercial and transportation.

        Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of holidays, which primarily impact our third fiscal quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

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

        We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

        Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated. Generally, contracts we enter into have fixed prices established and, to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of January 27, 2007 and April 29, 2006, we had an allowance for doubtful accounts balance of approximately $1.5 million and $1.4 million, respectively.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of January 27, 2007 and April 29, 2006, we had approximately $11.2 million and $8.1 million reserved for these costs, respectively.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of January 27, 2007 and April 29, 2006, we had $4.9 million and $3.8 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

        We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities. The United States Internal Revenue Service (IRS) recently completed the process of examining our U.S. federal tax returns for fiscal years 2002 through 2005.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.7%	69.0%	70.8%	69.6%

Gross profit	30.3%	31.0%	29.2%	30.4%
Operating expenses	21.1%	22.2%	19.7%	20.7%

Operating income	9.2%	8.8%	9.5%	9.7%
Interest income (expense)	0.1%	0.5%	0.4%	0.6%
Other income (expense), net	(0.1% )	0.0%	(0.2% )	(0.01% )

Income before income taxes	9.2%	9.3%	9.7%	10.2%
Income tax expense	2.6%	3.6%	3.2%	3.9%

Net income	6.6%	5.7%	6.5%	6.4%

NET SALES

        Net sales increased 47.1% to $322.4 million for the nine months ended January 27, 2007 as compared to $219.2 million for the same period in fiscal year 2006. Net sales increased 50.2% to $106.7 million for the three months ended January 27, 2007 as compared to $71.1 million for the same period in fiscal year 2006.

        For the nine months and three months ended January 27, 2007, net sales increased in all our markets, with the commercial market experiencing growth rates in excess of 65% for the nine-month period, the sports market growing more than 35% year-to-date and the transportation market up approximately 25%. For the three months ended January 27, 2007, commercial, sports and transportation markets net sales increased approximately 70%, 41% and 3%, respectively. Net sales for the three months ended January 27, 2007 increased domestically and on an international basis. On an international basis, net sales increased over 250% for the quarter and are up more than 50% year-to-date primarily as a result of performance in Asian markets. As a percent of overall net sales, small product orders as opposed to large custom orders were approximately 24% of net sales for the third quarter of fiscal 2007 and 22% year-to-date.

        Overall, the level of net sales generated through the first two quarters of fiscal year 2007 and to some lesser extent in the third quarter of fiscal year 2007 in all markets was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This trend began in the second quarter of fiscal year 2006 and diminished to a large degree in the third quarter as a result of the ramping up of facilities in Brookings and Sioux Falls, South Dakota. We will continue to develop increased manufacturing capabilities, including in Asia (which is not expected to be significant in the near term). During the third quarter of fiscal year 2007, these constraints became less of a factor, and based on the current outlook for the rest of the fiscal year, we do not expect to have significant capacity constraints; however, this is dependent on the timing of orders versus the expected delivery dates. At this point, other than the completion of our addition in Brookings, South Dakota, and the addition of a facility in Redwood Falls, Minnesota we do not expect to make any significant investments in buildings or land over the next 12 months for the purpose of meeting customer demand.

        As we have reported in prior filings, we have made two investments in two media companies, one that owns and controls the nation’s largest network of digital LCD and plasma screens in professional sports facilities and the other company that owns and controls the nation’s largest gas pump digital display network. Both of these transactions are expected to help us generate more recurring revenue opportunities and expand our services businesses. Also, these companies are non-consolidated entities, and therefore their sales are not included in our net sales. During the second quarter of fiscal year 2007, we acquired certain operating assets of Hoffend & Sons, Inc., a leader in the automated hoist business for sporting and theater applications. Sales related to this business have exceeded $4 million year-to-date, and we expect that for the fiscal year, it will exceed our previous estimates of $5 million.

        Commercial Market. Net sales in the commercial market grew during the third quarter and first nine months of fiscal year 2007 as compared to the same periods of fiscal year 2006. For the first nine months of fiscal year 2007, net sales increased more than 65%, and for the quarter, they increased more than 70% as compared to the same periods of last fiscal year. This increase is attributable to increases in both standard and custom orders. The increase in custom projects for both the quarter and year-to-date is due primarily to an increase in orders from outdoor advertising companies, while the increase in standard products is due to the growth in our Galaxy display business within the national account portion of our business and through resellers. On an international basis, net sales increased over 50% year-to-date as compared to the same periods of last fiscal year, due in part to the increase in business in Asian markets, especially gaming opportunities in Macau. We continue to believe that we are gaining traction in our efforts to build our international business and are seeing a greater potential for higher sales overseas. However, as a result of the significant growth rates domestically, we would not expect international business in the commercial market to outpace our domestic growth in the near term.

        Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This industry continues to increase its demand for digital displays in place of traditional billboards due to the enhanced margins and cash flow that they achieve. Our rate of growth could increase depending on our success in capturing and retaining the business of the major billboard companies. It is important to note that the same constraints that exist in the sign business overall with the regulatory environment apply to a greater degree to digital displays, although it appears that the outdoor advertising companies have been very successful in working through these constraints.

        We expect that the growth in the commercial market will continue throughout fiscal year 2007 due to increased order volume in the billboard market, our expanded distribution network, greater product acceptance, our international expansion, the development of our resellers and our integrated product offerings. Net sales in the commercial market should also expand at rates faster than our other markets, and our national account business and billboard business within the commercial market could grow faster depending on our success in booking major accounts. We also expect to see growth generated through sales of our new ProTour™ line of mobile and modular displays, which we believe will drive improvements in profitability internationally.

        Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first nine months of fiscal year 2007 as opposed to the same period in fiscal year 2006.

        Order bookings in the commercial market were up 9% for the third quarter of fiscal year 2007 and more than 53% year-to-date as compared to the same periods of fiscal year 2006. The smaller than expected increase for the quarter was due to a decline in orders in the outdoor advertising portion of our business, which we attribute more to the timing of orders, as we had an extensive backlog of orders in this niche as we entered the quarter. Increases overall were the result of the same factors as mentioned above in connection with net sales.

        Sports Market. Within the sports markets, the increase in net sales in the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006 was the result of increases in large and small sports facilities, with the majority of the growth on a dollar basis occurring in the larger venues. In addition, most of the growth in net sales both for the quarter and on a year-to-date basis as compared to the prior fiscal year was in large contracts as opposed to standard orders. Included in our smaller sports venues sales are sales of hoists, a business we acquired in October of 2006 as described above. This has added in excess of $4 million to our net sales since the acquisition date. Our sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which can cause net sales to fluctuate year-to-year. The mid-sized and small facilities experience more consistency in growth rates due to the greater number of facilities. The increase in net sales to large sports venues for the year was attributable to increases at both college and professional sports facilities and included the benefit of the unusually large amount of orders booked in the first half of fiscal year 2007.

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

        An important trend that continues to gain momentum in large professional and college facilities is the demand for high definition video displays as well as more square footage of video equipment overall at facilities, both of which should have the effect of increasing order sizes on large projects. We believe that this could be an important factor in our growth for the future, along with the development of video systems for larger high school and smaller college facilities.

        The dollar amount of orders (as opposed to net sales) in the sports market decreased in the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006. Orders are up approximately 30% year-to-date. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same niches as net sales. Orders on an international basis within the sports market were not significant.

        For the rest of fiscal year 2007, we expect that net sales and orders in the sports market will continue to outpace the prior periods of fiscal year 2006. We believe that the growth in the sports market over the long-term is driven by new product development, new uses for existing products, an expanding market as our products become more affordable to more institutions, growth internationally, and our overall product offerings, which we believe are the most complete systems in the marketplace.

        Transportation Market. Net sales in the transportation market for the third quarter of fiscal year 2007, as compared to the third quarter of fiscal 2006, were flat, and for the year to date are up more than 24% as compared to fiscal year 2006, fueled by order bookings in the second quarter of fiscal 2006. Order bookings for the third quarter of fiscal year 2007 were up over 90%, creating a year-to-date growth of more than 30%. For the rest of fiscal year 2007 and into the fiscal year 2008, we believe that we will benefit from legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and that sales and orders will outpace fiscal year 2006.

        Other Markets. We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented less than 1% of net sales for the third quarter and nine months ended January 27, 2007, respectively. The gross profit percents on these transactions should typically be higher than the gross profit percents on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

        Historically, our sales have declined in our third quarter on a sequential basis, primarily as a result of the time between the start of major sports seasons and the effects of the holidays. As our commercial market has developed, we have seen this decline on sales on a sequential basis generally diminish. However, as a result of our significant efforts during the second quarter of fiscal year 2007, which included numerous extra shifts and various other tactics to decrease backlog which were not sustainable, net sales declined sequentially as a percentage in the third quarter of fiscal 2007 more than in the third quarter of fiscal 2006. We expect that in the future, this decline will not be as great as it was in this fiscal year.

        The order backlog as of January 27, 2007 was approximately $98 million as compared to $83 million as of January 28, 2006 and $123 million at the beginning of the third quarter of fiscal year 2007. Historically, our backlog varies due to the timing of large orders. Our order backlog as of January 27, 2007 was higher in the commercial and transportation markets when compared to the backlog as of January 28, 2006 and January 27, 2007. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above as well as the constraints in capacity as mentioned above.

GROSS PROFIT

        Gross profit increased 46.9% to $32.4 million for the third quarter of fiscal 2007 as compared to $22.0 million for the third quarter of fiscal year 2006. For the nine months ended January 27, 2007, gross profit increased 41.6% to $94.2 million compared to $66.5 million for the nine months ended January 28, 2006. As a percent of net sales, gross profit was 30.3% and 29.2% for three and nine months ended January 27, 2007 as compared to 31.0% and 30.4% for the three and nine months ended January 28, 2006.

        The gross profit percentage decrease for both the quarter and nine months ended January 27, 2007 as compared to the same periods in fiscal year 2006 relate to a number of factors, including the lower margins on a few of larger projects described in our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 which effected primarily the first and second quarter of fiscal year 2007, the increased costs of expanding facilities, higher warranty costs, the mix between small orders versus large custom product orders and various other factors.

        We strive towards higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects, our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year in the upcoming quarter due to the continuation of efforts to expand facilities.

        We believe a gross profit margin of 30% is achievable for the fourth quarter of fiscal year 2007. There are a number of factors that could affect this expectation, including our actual mix of sales and performance on the orders, the level at which we book orders during the quarter and our ability to execute the rollout of the new facilities. Finally, our ability to estimate gross profit margin is subject at all times to the inherent volatility that comes with long-term contracts like our custom orders.

OPERATING EXPENSES

        Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 42.7% from $15.8 million in the third quarter of fiscal year 2006 to $22.5 million in the third quarter of fiscal year 2007. As a percent of net sales, operating expenses decreased from 21.1% of net sales to 19.7% of net sales. For the nine months ended January 27, 2007, operating expenses increased 40.0% from $45.3 million for the nine months ended January 28, 2006 to $63.4 million for the nine months ended January 27, 2007. All areas of operating costs were impacted by the costs of stock option expensing under SFAS No. 123(R) which became effective in fiscal year 2007, as well as by much higher than expected health insurance costs for the first and third quarters of fiscal year 2007.

        Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

        Selling expenses increased 31.4% to $13.7 million for the three months ended January 27, 2007 as compared to $10.4 million for the same period in fiscal year 2006. Selling expenses increased 31.5% to $38.7 million for the nine months ended January 27, 2007 from $29.4 million for the same period in fiscal year 2006. Selling expenses decreased to 12.8% of net sales for the third quarter of fiscal year 2007 from 14.7% of net sales for the third quarter of fiscal year 2006. For the nine months ended January 27, 2007, selling expenses were 12.0% of net sales as compared to 13.4% of net sales for the nine months ended January 28, 2006.

        Selling expenses for the quarter and the nine months ended January 27, 2007 were higher as a result of an increase in personnel costs, as we continued to build our sales infrastructure in all markets and internationally. This includes increases in initiatives such as support for sales of extended services, geographical expansion, and sales efforts related to new products and market niches. In addition, selling expenses increased due to the increasing investment in demonstration equipment and travel costs associated with the higher level of order bookings. Finally, selling expenses were impacted by the acquisition of the hoist business at the end of the second quarter of fiscal year 2007. We expect selling expense to increase slightly in the fourth quarter as compared to the third quarter of fiscal 2007.

        General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

        General and administrative expenses increased 111.0% to $5.2 million for the third quarter of fiscal year 2007 as compared to $2.5 million for the third quarter of fiscal year 2006. General and administrative expenses increased 74.6% to $13.6 million for the nine months ended January 27, 2007 as compared to $7.8 million for the nine months ended January 28, 2006. General and administrative expenses increased to 4.9% as a percent of net sales for the third quarter of fiscal year 2007 from 3.5% of net sales for the third quarter of fiscal year 2006. For the nine months ended January 27, 2007, general and administrative expenses increased to 4.2% of net sales as compared to 3.6% of net sales for the nine months ended January 28, 2006.

        The increase in general and administrative expenses for the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006 was due to the implementation of SFAS No. 123(R) relating to stock option expense; increases in personnel-related costs within general and administration, primarily information systems staff due to our growth and additions to human resources to support our growth overall; professional fees associated with the completion of the IRS audit, which are partially offset through a lower effective tax rate; information systems maintenance and support costs; international expansion; and higher recruiting and training costs of our expanding work force. We expect that general and administrative costs will increase slightly in the fourth quarter of fiscal year 2007.

         Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs, and costs of supplies.

        Product design and development expenses increased 24.9% to $3.6 million for the three months ended January 27, 2007 compared to $2.9 million for the same period in fiscal year 2006. Product design and development expenses increased 37.4% to $11.2 million for the nine months ended January 27, 2007 as compared to $8.1 million for the nine months ended January 28, 2006. Product design and development expense was 3.4% of net sales for the third quarter of fiscal year 2007 and 4.1% of net sales for third quarter of fiscal 2006. Product design and development expenses were 3.5% and 3.7% of net sales for the nine months ended January 27, 2007 and January 28, 2006, respectively.

        Generally, product design and development expenses increase when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the third quarter of fiscal 2007, we continued to invest in a number of critical initiatives. We expect that product design and development expenses will be less than 4% of net sales for all of fiscal year 2007.

INTEREST INCOME AND EXPENSE

        We occasionally generate interest income through product sales on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income. Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest income (expense), net, resulting from these items decreased 82.7% to $0.07 million for the three months ended January 27, 2007 as compared to $0.4 million for the third quarter of fiscal year 2006. For the nine months ended January 27, 2007, interest income (expense), net, decreased 5.0% to $1.1 million from $1.2 million for the nine months ended January 28, 2006. The change for the nine months as a whole was the result of lower average levels of temporary cash investments, marketable securities and long-term receivables outstanding during the respective periods as well as the higher level of debt outstanding, primarily in the third quarter of fiscal year 2007. The decline for the third quarter of fiscal 2007 was attributable to the significant investments we made in building our facilities and equipment, which caused the amounts of average cash, temporary cash investments and marketable securities to decline and the amount of debt to increase. We expect that during the rest of fiscal year 2007, our cash balances will increase and we will trend towards higher net interest income.

OTHER INCOME (EXPENSE), NET

        Other income (expense) did not significantly change from the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006. For the first nine months of fiscal year 2007, other income (expense), net decreased to ($0.6) million from ($0.1) million for the same period in fiscal year 2006. The change results from the effects of earnings attributable to unconsolidated affiliates and from currency gains and losses.

INCOME TAX EXPENSE

        Income taxes were approximately $2.8 million in the third quarter of fiscal year 2007 and $2.6 million for the third quarter of fiscal year 2006. For the first nine months of fiscal year 2007, income taxes increased to $10.4 million as compared to $8.5 million for the first nine months of fiscal year 2006. The effective tax rate for the nine months ended January 27, 2007 was 33.3% as compared to 37.9% for the first nine months of fiscal year 2006. The effective rate was lower in fiscal year 2007 as a result of the utilization of net operating losses in Europe, which had previously been offset by valuation allowances; benefits relating to transfer pricing assumptions; and the conclusion of an IRS audit, which examined tax returns from fiscal years 2002 through 2005. In addition, during the third quarter of fiscal year 2007, Congress passed legislation which was signed into law by the President reinstating the credit for qualified research and development expenses, retroactive to January 1, 2006. This allowed us to recognize the benefit of the credit for a 13-month period in the third quarter. We expect that the effective tax rate for the fourth quarter will approximate 34% and will increase to more than 36% in fiscal year 2008.

        In the second quarter of fiscal year 2007, we completed an examination by the IRS primarily related to research and development credits we utilized in the past. The net result was a benefit to income tax expense. We also continue to be optimistic that as a result of perceived improvements in our international business, we will begin generating taxable income in foreign jurisdictions, which would allow us to recognize the benefits related to net operating loss carryforwards that have been offset by a valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, consisting of current assets less current liabilities, was $48.7 million at January 27, 2007 and $74.9 million at April 30, 2006. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for the nine months ended January 27, 2007 was $9.9 million. Net income of $20.9 million, plus depreciation and amortization of $9.2 million, plus increases in accounts payable, billings in excess of costs and estimated earnings, deferred revenue, and income taxes payable, were offset by increases in inventory, accounts receivable, restricted cash, costs and estimated earnings in excess of billings, prepaid insurance and other assets and advertising rights and the effects of changes in various other operating assets and liabilities.

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

        Cash used by investing activities was $52.0 million for the nine months ended January 27, 2007. This included $46.9 million for purchases of property and equipment. During the first nine months of fiscal year 2007, we invested approximately $12.9 million in facilities additions, primarily related to manufacturing facilities in Brookings, South Dakota, Sioux Falls, South Dakota and Redwood Falls, Minnesota; $1.6 million in transportation equipment; $18.3 million in manufacturing equipment; $8.1 million in information systems infrastructure, including software; $2.5 million for rental equipment; $2.0 in land; and $1.2 million in product demonstration equipment. These investments were made to support our continued growth and to replace obsolete equipment. During the first nine months of fiscal 2007, we made investments in two different entities and purchased assets from another entity, as described previously, which approximated $13.8 million in cash. These investments are not expected to have significant impact on cash from operations. During the nine months ended January 27, 2007, we sold $8.3 of marketable securities.

        In early fiscal 2007, we began construction of another addition to our facilities in Brookings, South Dakota. The majority of the addition is designed to be used for administrative and manufacturing space and is expected to be complete in early fiscal 2008. The total cost of the building and related equipment is approximately $14 million. We expect that total capital equipment investments for all of fiscal 2007 will exceed $50 million.

        Cash provided by financing activities in the first nine months of fiscal year 2007 consisted of $18.8 million, including advances on our line credit of $19.2 million and proceeds from stock options of $1.1 offset by the dividend paid to shareholders on June 23, 2006, of $2.3 million, which were partially offset by option exercises and excess tax benefits from stock-based compensation. We expect that the bank debt will be repaid in the short term. Because we have funded the majority of the intended capital investments already through the first three quarters of the 2007 fiscal year, it is unlikely that we will need to incur any additional debt to fund the expansion plans over the rest of the fiscal year. During the second quarter of fiscal year 2007, we purchased a land parcel in Sioux Falls, South Dakota for long-term development and financed it through a note from the seller.

        Included in receivables as of January 27, 2007 was approximately $0.5 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $3.6 million for the quarter ended January 27, 2007 and $11.2 million for the nine months ended January 27, 2007. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank that provides for a $45.0 million line of credit, which includes up to $10.0 million for standby letters of credit. The interest rate on the line of credit is equal to LIBOR plus 0.75% (5.3% at January 27, 2007) and is due on November 15, 2008. As of January 27, 2007, approximately $19.2 million was outstanding under the line of credit. In addition, standby letters of credit were issued and outstanding for approximately $1.0 million as of January 27, 2007. The credit agreement is unsecured and requires us to meet certain covenants, including a minimum interest bearing debt to earnings before interest taxes depreciation and amortization ratio, a limit on dividends and distributions, and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc., our subsidiary, has various credit agreements that provide up to $0.2 million in borrowings under lines of credit. The interest rate on the lines of credit is equal to 1.0% above the prime rate of interest (6.0% at January 27, 2007). As of January 27, 2007, no advances under the line of credit were outstanding. The lines are secured primarily by accounts receivables, inventory and other assets of the subsidiary. Finally, as mentioned above, we incurred approximately $1.1 million of debt secured by land purchased in Sioux Falls, South Dakota. The note bears no interest and matures on September 1, 2008.

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

        We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 27, 2007, we had approximately $18.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

        Through January 27, 2007, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States through the third quarter of fiscal year 2007 were 13.7% of total net sales. We operate in various countries in Europe, Asia and the Middle East and in Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 10.0% of net sales during the third quarter of fiscal year 2007. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

INTEREST RATE RISKS

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 27, 2007, our outstanding debt approximated $22.1 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 27, 2007. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of January 27, 2007, our outstanding long-term receivables were approximately $13.7 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of less than $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ending January 27, 2007 and subsequent fiscal years.

	Principal (Notional) Amount by Expected Maturity
	(in thousands)
	Fiscal Year

	2007	2008	2009	2010	2011	There- after
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$2,154	$3,510	$2,278	$1,945	$1,191	$2,619
Average interest rate	6.9%	8.8%	7.6%	7.5%	8.0%	8.1%
Liabilities:
Long- and short-term debt:
Variable-rate	$19,217	$–	$–	$–	$–	$–
Fixed-rate	$44	$543	$541	$24	$21	$–
Average interest rate	5.5%	5.6%	5.7%	0.0%	0.0%	0.0%
Long-term marketing obligations, including current portion:
Fixed-rate	$122	$285	$341	$125	$50	$30
Average interest rate	8.9%	8.3%	5.4%	8.7%	8.9%	8.5%

        The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

         Substantially all of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries and accounts to settle euro-based payments. These balances are immaterial to us as a whole.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 27, 2007, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 27, 2007, our disclosure controls and procedures were effective.

        Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 27, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Daktronics, Inc.
William R. Retterath, Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Date: February 22, 2007