Form 10-K
period 2007-04-28
DAKTRONICS INC /SD/
filed 2007-06-22
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

        (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 28, 2007
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Transition Period From __________ to __________.
Commission File Number: 0-23246

Daktronics, Inc.

(Exact name of Registrant as specified in its charter)

South Dakota	46-0306862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

331 32ndAvenue
Brookings SD	57006
(Address of principal executive offices	(Zip Code)

(605) 697-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, No Par Value	Nasdaq Global Market

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 28, 2006, (which is the last business day at the Registrant's most recently completed second quarter) computed by reference to the closing sales price of the registrant's Common Stock on The NASDAQ Stock Market on such date, was approximately $894,076,000. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant's outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant's Common Stock outstanding as of June 20, 2007 was 39,639,873.

                                                                             Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held August 15, 2007 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended April 28, 2007

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

        This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and ” Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

        Over the years, our products have evolved significantly, from scoreboards and matrix type displays and related software applications, to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems which entertain and inform. In the mid-nineties, as light emitting diodes (LED’s) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime. Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system. This has proven to be a key factor in us becoming the dominant company worldwide in large electronic displays. Over the years, we have invested millions of dollars in product development to add complementary products and services, such as production services, sound systems, marketing services, maintenance and support and other revenue generating products for our customers.

        Business Developments. As a result of our line of LED display systems and software applications, we gained significant market share through designing and manufacturing quality products and providing technical expertise and services. Our products are in use throughout the world, as we are the world’s leader in all display product categories, according to independent research.

        In the sports market, our integrated video and scoring systems have been installed at many professional, collegiate and high schools facilities, particularly in North America and at international sporting events such as the Olympic games.

        With commercial applications, our video, digital billboard and graphics displays can be seen in major destination sites, such as Las Vegas and Times Square, along roadsides in billboard applications, in front of retail establishments and at major stock exchanges across the globe.

        In the transportation market, our Vanguard displays are in use in numerous jurisdictions across North America, and our customers include many state departments of transportation.

        One of our core growth strategies is to enter geographic markets by opening a small sales and service office that provides after-sale support to our entire product line, sales of standard products and support on large custom projects. This network of offices, which totals approximately 60 locations throughout the world, has historically been and is expected to continue to be an important growth strategy.

        We occasionally acquire businesses that provide access to new markets or complement our existing products. In the past five years, we have acquired a number of small companies. Although these acquisitions increased the scope of services and technology that we are able to provide, our primary growth objective is still the increase of sales through organic growth.

Financial Information About Segments

        Our global business is in a single industry segment – the design, development, marketing and support of visual display solutions for the sports, commercial and transportation markets.

Narrative Description of Business

        We are the world’s leading supplier of electronic scoreboards, large electronic display systems and related marketing services, digital messaging solutions, software and services for sports, commercial and transportation applications. Our continuing focus is on supporting customers with superior products, integration and services that provide dynamic, reliable and unique visual communication solutions. We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing and sound systems and related professional services. We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

        We are engaged in a full range of activities: marketing and sales, engineering and design, manufacturing and professional services. Each of those activities is described below.

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

        The majority of the products sold by resellers are standard catalog products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. We support our resellers through national and regional direct mail advertising, trade journal advertising, trade show exhibitions and our sales force support in the field. We believe that we can expand market share by expanding both our direct sales force and resellers.

        Our direct sales force is comprised of a network of offices located throughout the world supporting all customer types in both sales and service. In addition to supporting resellers as described above, the direct sales staff sells the entire range of our standard products and substantially all of the large video display systems. Our direct sales staff is structured in a way to maximize cross-selling opportunities across markets. Prior to the start of fiscal year 2008, we accomplished this primarily through a matrix structure where the main focus and reporting responsibilities fell into one of our three main markets. A complementary emphasis was then placed on a regional structure to create opportunities in other markets and to support efforts for the organization as a whole. Beginning in fiscal year 2008, we reorganized our business into five business units which tend to add more focus on the market, while maintaining some of the synergies that existed in the prior structure. The business units consist of commercial, live events, schools and theaters, transportation and international. We believe that customers in each area are unique in a number of ways which are conducive to this structure. For example, live events customers usually have a large variety of product tied into a system in a single location that involves much more creative production services and design. The commercial business unit relies more on needs created by large and remote networks of displays connected through various modes of communication. The transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems of traffic or people management. Finally, the schools and theaters business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues.

        When we target a potential customer for sales opportunities, the prospect is contacted either directly or through a reseller. Frequently, on larger sales opportunities, engineers, technicians and sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. We also regularly host customers at our various manufacturing facilities to demonstrate product quality and delivery capability.

        International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets. During fiscal years 2007, 2006 and 2005, approximately 10%, 10% and 11% of our net sales, respectively, were derived from international sales. Since 2000, we have acquired or opened international office locations in Canada, China, France, the United Arab Emirates, Germany and the United Kingdom. We also are a 49% owner in a joint venture in Malaysia.

        Much of our marketing and sales success in the past was based on our ability to create new products and product enhancements for customers by understanding their needs and opportunities. We have developed and continue to develop this understanding through active participation in the sales cycle by engineers and various other personnel, and through attendance at trade shows, conventions and seminars and fostering a culture of teamwork throughout the organization.

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

        We employ engineers and technicians in the areas of mechanical and electrical design, applications engineering, software design and customer and product support. We use primarily in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace. We assign product managers from our engineering staff to each product or product family to assist our sales staff in training, implement product improvements and ensure that each product is designed for maximum reliability and serviceability. We also invest in new creative technologies and in companies developing new technologies.

        Our engineering staff consists of four product development groups – sports, video, commercial and transportation. Beginning in fiscal year 2008, these product development groups became more closely aligned with the five business units described above. The sports product development group focus is aligned with the sports and theater business unit, the video group is focused on live events and international and the commercial and transportation group is more closely aligned with the commercial transportation business units.

        Until fiscal year 2008, each engineering group was autonomous to allow it to focus on one product family, although the engineering groups also were closely tied with each other to facilitate sharing ideas and technology. This organizational structure positioned us for effective product development because of our concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design. Beginning in fiscal year 2008, with the focus on aligning each engineering group more closely with a business unit, we believe that we can still maintain the tie between the engineering groups and at the same time generate a stronger focus on customers’ needs which are unique to that business unit.

        Manufacturing and Technical Contracting. As a vertically integrated manufacturer of display systems, we perform most sub-assembly and substantially all final assembly of our products. We also serve as a technical contractor for customers who desire custom hardware design, installation or other technical services.

        Our manufacturing operations include component manufacturing and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly.) We augment our production capacity with the use of outside resources primarily due to capacity constraints, although we have also used outside providers when it was more cost effective.

        We use a modular approach for manufacturing displays. Standard product modules are designed to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. We inventory a limited supply of standard products. Custom projects are built according to the customer’s specifications. Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service. We are also taking additional action to decrease the number of projects that are considered custom in terms of the equipment, such as products sold to the billboard niche and increasing overall standardization within video products.

        In scheduling and manufacturing, production employees work to ensure quality and timely delivery while minimizing inventories. Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

        During fiscal year 2006, we began significant expansion of our facilities and throughput to respond to the increasing customer demands for our products. Prior to that time, substantially all of our products were manufactured in our main facility in Brookings, South Dakota. During fiscal year 2007, we expanded our production facilities in Brookings and brought into service manufacturing capabilities in Sioux Falls, South Dakota and Redwood Falls, Minnesota. We also deployed a limited amount of manufacturing in China. It is expected that for the long term, the majority of our manufacturing will continue to be in Brookings, although other locations now produce a material amount of our products.

        During fiscal year 2007 we began reorganizing our plants to more closely align them with the five business units described above. This resulted in significant investment in replicating processes which in prior years were centralized. This was extremely important given the rapid growth of the business and the resulting unique needs of our customers in each business unit. Our goal was to align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers while not giving up the synergies of shared resources.

        Technical Contracting. We serve as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of scoreboards and other state-of-the-art display systems for large installations typically involves competitive proposals. As a part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. If requested by a customer or if necessary to help secure a bid, we will include as a part of our proposal the work necessary to prepare the site and install the display system. In such cases, we may serve as the general contractor and retain subcontractors. We are licensed in a number of domestic jurisdictions as a general contractor.

        Professional Services. Our professional services are essential to continued market penetration and growth. To enhance the level of service available to our customers, we provide maintenance and support services and technical contracting in all of our offices throughout the world. We plan to open other offices in the future to supplement our service capabilities. In addition, we use a network of authorized service companies to service and maintain our products.

        Professional services we provide in addition to technical contracting include event support, content creation, product maintenance, marketing assistance and display rentals. Our creative production staff provides a variety of services to customers, including video content, event support, control room design, on-site training (hardware and software) and continuing technical support for operators of complicated display systems.

        Our Daktronics Sports Marketing™ division provides customers with a complete display system, funded in part through value-added marketing services. These marketing services extend beyond the marketing potential of the equipment in the facility to other facility-related components. Typically, these services are limited to facilities that do not have in-house marketing programs and staff.

        Customer Service and Support. Our prompt and reliable customer service distinguishes us from our competitors. This service includes limited warranties for most of our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after the first sale or installation, depending on the product or type of customer. We also provide help-desk access, parts repair and replacement and programming support for video, animation and other displays. We staff our help desk with experienced technicians who are available on-call 24 hours a day to support events and sites.

        Our repair center is staffed with trained technicians who promptly repair and return components that require service and we offer a component exchange program for same-day shipment of replacement parts. Our modular approach to the design and production of products enhances our ability to provide effective customer service and support. Customers can attend our training and maintenance seminars held throughout the world, including at our headquarters and can also contract for on-site training and maintenance.

        Beginning in fiscal year 2007, we began deploying professional and hardware support service personnel in each of our business units so that, like other areas described above, the business unit could better focus on the unique needs of its customers. We maintain a central staff to help coordinate and maximize the synergies between the service groups.

General Description of Our Products and Technologies

        Our display technologies have changed significantly since the mid-1990s when incandescent lamps were the primary display element. Presently, LED and liquid crystal display (“LCD”) technologies are the primary display elements. The invention and availability of the blue and green LED in the mid-1990s, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors to form all other colors in the video display. The decreasing costs of LCD components along with the drive for more numerous smaller displays have led to the addition of LCD displays. Finally, driven by customer demand, we have enhanced our video display technology into mobile and modular technologies and high definition capabilities for various applications.

        We offer primarily LED products across our entire product line. The cost, performance and availability of various LEDs has made them the preferred display element for large displays as compared to alternatives such as incandescent and reflective technologies, most of which are obsolete or unproven. The cost effectiveness, life and performance of LCDs have made them the preferred indoor small display solution. The vast majority of displays we sell today utilize LED technology.

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

        Most of our display technologies rely on one or more of our software products to manage and provide content for the display. These software products range in complexity from scoring consoles, to the Venus® 1500 display control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays and to the Venus® 7000 display control system that controls multi-color displays and video boards, providing the ability to create graphics and animation as well as interfacing with third-party software for content. Additionally, our VisiconnSM control software is used to display targeted messages to specific audiences and to control large networks of digital displays. Complementary software, such as our DakStats® and interfacing software, is also available and can be fully integrated into the control software.

        Our display systems range from small scoreboards and digit displays priced at under $1,000 to large complex display systems priced in excess of $20 million. Generally, our product sales are either custom products or standard catalog scoreboards or displays. Historically, these standard catalog sales have accounted for approximately 24% of our total annual revenues. Our custom products are customized in terms of size, configuration and installation type but are generally built using standard technology platforms.

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

Product Families and Technologies

        Our products are comprised of the following four major product families:

        1.     Sport and Theater Products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, Vortek® hoists and related controllers and timing systems;
        2.     Video Products, primarily ProStar®, ProTour®; and ProAd® displays, and associated control systems;
        3.     Commercial Products, primarily Galaxy® displays and Venus® 1500 control systems; and
        4.     Transportation Products, primarily Vanguard® displays.

        Each of these product families is discussed below.

        Sport and Theater Products. The Sport and Theater Products family includes a full line of indoor and outdoor scoreboards, timing systems, digit displays, sound systems, statistics software, hoist systems and other related products. The indoor products range in complexity from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers, advertising panels and hoist systems. Outdoor scoreboards range in complexity from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels. The sizes of displays can vary significantly depending on the needs of the customer, taking into account such things as viewing angles and spectator distances.

        We expect that Sport and Theater Products sales in the future will continue to focus on the use of LED technology due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Because most of the products within the Sport and Theater Products group have significant standardization, we have been able to make progress on our goal of delivering the highest quality products while maintaining consistent margins.

        We offer a variety of internally developed controllers complementing our scoreboards and displays, which vary depending on the type of sport and complexity of the system. These controllers vary in price and complexity from the All Sport® 100, which is a controller for portable scoreboards, to the All Sport® 5000, which is designed for more sophisticated scoring systems, allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections or other means.

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

        Vortek® automated rigging systems complement our arena center hung scoreboard/display systems for both small and large sporting facilities. Additionally, the Vortek® hoist provides automated rigging for theater applications, primarily smaller theaters, such as in high schools and similar venues. The strengths of the Vortek® automated rigging systems include safety and ease of operation.

        Video Products. The Video Products family consists primarily of displays, which are comprised of a large number of pixels capable of creating various levels of video, graphics and animation and controllers, which manage the operation of the display. Video display products are based on red, green and blue LEDs arranged in various combinations to form pixels or picture elements. The electronic circuitry which controls the pixels allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors.

        We offer a wide range of video display products for different applications and budgets. Variables in typical video displays include the spacing of the pixels (pixel pitch) the brightness of the displays, the number of discrete colors that the display is able to produce (color resolution) and the viewing angle. In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with no maximum to the size of display that can be built. In general, the more pixels and the more color resolution, the better the video image on the display.

        Our ProStar® video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.3 trillion colors and is available with pixel spacing as close as three millimeters. Currently, we offer a wide range of pixel spacing, ranging from three millimeter to 89 millimeter. The three-millimeter application provides the user with the greatest pixel density and shortest viewing distance, spacing and the 89-millimeter is the most cost effective for physically large displays with maximum viewing distances. In addition, the uniformity of colors across the display is important to the quality of the video image. Our unique display control circuitry along with our proprietary manufacturing and calibration procedures provide uniform colors across the display.

        We have adapted our ProStar® technology into our ProAd® digital advertising and information display system, the ProTour® modular display system, the ProRail® display systems and our ProPixelTM display systems. ProAd® technology uses red, green and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring, statistics and video.

        ProTour® display systems are comprised of lightweight individual modules or panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are focused in what we refer to as the mobile and modular application, such as touring shows and the events market. ProRail® display systems incorporate our ProAd® displays into a patented cabinet designed to serve as a replacement for the fascia of an upper deck in a stadium or arena, which in some cases improves the sight lines of the fans. ProPixel® displays serve as architectural accents and channel lettering.

        Our main controller for these video displays is our Venus® 7000 controller, which is built on the Windows® operating system. This high-end controller provides advanced capability for controlling large video displays. The V-Play® event management software provides facilities with integrated and sophisticated event program management capabilities with integration to video equipment. It provides instant replays, live action and overlays of information and it allows for the organization and playback of digital video and audio clips. Other video products controllers include the VisiconnSM, V-Tour® and V-Show® controllers. Each of these controllers is designed with unique features and functionality for unique market niches.

        Our V-Tour® design interfaces between our display systems and other systems allowing, for example, scoreboard and video systems to receive and display information from computers used for statistics, timing or scoring. These interfaces allow the display controller to send information back to a statistics system or customer computer and can automatically report continually updated sports scores and information from national wire services.

        Commercial Products. The key product lines in the Commercial Products family are our Galaxy® and GalaxyPro® product lines, which include various indoor and outdoor applications intended primarily as graphics and text-based displays. All of the current product offerings within the Commercial Products group use LED technologies.

        Galaxy® displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future. Galaxy® displays are red, amber or full color, with pixel spacing ranging from 7.6 millimeter to 89 millimeter depending on size and viewing distance. They are used primarily as message centers to convey information and advertising to the consumers and the public. This product line has become one of our fastest growing product lines. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer. Within the Galaxy® line, we offer various price points for similar sized displays of the same pixel spacing.

        GalaxyPro® displays are full-matrix outdoor displays capable of displaying pre-recorded video, text, graphics and animation. GalaxyPro® displays are offered in full color with pixel spacing from 20 millimeter to 34 millimeter. GalaxyPro® displays are capable of producing 68 billion colors, have excellent color uniformity across the display and are fully compatible with our Venus® 1500 display control software. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

        Other product lines within the Commercial Products group include our DataTime®, DataMaster®, DataTrac™, DakTicker® and InfoNet™ displays. The DataTime® product line consists of outdoor time and temperature displays in various character sizes. The DataTime® displays feature a programmable time and temperature display and use a remote sensor for temperature data input. The DataMaster® product line consists of outdoor rate, gas price, generic counting/timing and lottery displays in various character sizes. The DataTime® products are offered in red or amber while the DataMaster® products are offered in red, amber and green. The DataMaster® product line is one of our fastest growing product lines and has very high growth potential in the petroleum market niche.

        The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced evenly horizontally and vertically from the adjacent character. This provides the least expensive display per character for the display of text messages only. DakTicker® displays are used primarily in financial institutions for ticker displays and to display other financial information. The InfoNet™ product line includes line-oriented displays for indoor use that are available as single or multi-line units. All DataTrac™, DakTicker® and InfoNet™ products have a controller in the display that is capable of receiving a downloaded display program and then operating independently to display that program until a new program is downloaded to it.

        The majority of our Commercial Products group’s products utilize our proprietary Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training and it is applicable to all general advertising or message presentation applications. We also provide software that allows OEM customers (system integrators) to write their own software using the Venus® 1500 software developer’s kit to communicate to displays supplied by us. Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

        Transportation Products. The Transportation Products family includes a wide range of LED-based products for road management, parking, mass transit and aviation applications. The Vanguard® family of electronic displays, which lead transportation product sales, are typically used to direct traffic and inform motorists. The Vanguard® line includes both permanently mounted and portable displays. We have also developed a software control system for these displays to help transportation agencies manage large networks of displays.

        Our digit and directional displays are primarily marketed under the DataMaster® name and sold for use in parking facilities. Several of the transportation products are also routinely sold into our commercial and sports markets.

        Most of the transportation products are designed and tested to rigorous transportation industry standards. Our personnel routinely work with standards development organizations to assist in writing standards that benefit the public and take advantage of the latest display technologies.

Sources of Raw Materials

        We source some of our raw materials, including LEDs, from a limited number of suppliers. We do so because of the high level of quality we require. The loss of any single supplier, however, would not have a material effect on us. In addition, to reduce our inventories and enhance product quality, we limit our suppliers to those who are willing to provide components on an “as needed” basis. From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

Intellectual Property

        We develop patentable technology on a continuing basis. We hold a number of U.S. and foreign patents and have a number of patent applications pending. The patents pertain primarily to our display technologies and product features.

        We rely on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for our products. Our trademarks are registered in the United States and several other countries. We also have numerous trademark applications pending. These trademarks are used to establish brand recognition and distinction in our various markets.

        Product drawings, software and other works of authorship are also subject to applicable copyright law protections. We provide software to our customers in object code to help preserve our intellectual rights. We also rely on nondisclosure and license agreements with our employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of our products.

Seasonal Nature of the Business

        Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place and large commercial systems and networks. The seasonality of the sports market has also played a part in our sales and profit fluctuations. As a result, sales and net income in the first and second quarters of a fiscal year tend to be higher than in the third quarter of that fiscal year, followed by higher levels in the fourth quarter, leading into the first quarter of the following year.

        This seasonality is caused by sales related to facilities for football and other fall sports in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall and finally facilities for baseball and other spring and summer sports in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality not related to holidays are generally not found in our commercial and transportation markets, although the impact of large orders in those markets can cause significant fluctuations in sales and profits. We believe that with the mix of business favoring more emphasis on outdoor advertising applications, we could see more seasonality in the commercial business unit in the future, with sales slowing in our winter months. Approximately 54% of our orders are in the sports markets, 39% percent are in the commercial market and the remaining approximately 7% are in transportation.

        Gross margins on large orders tend to fluctuate more than the gross margins on smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins. Although we follow the percentage of completion method of recognizing revenues for these larger orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

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

Customers

        The primary markets we serve, along with types of customers, are as follows:

Markets	Types of Customers
Large Sports Venues	Large colleges and universities, professional sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers and motor racing.

Schools and Theaters	Elementary and secondary schools, small colleges and universities, local recreation centers and theaters, primarily high school.

Commercial	Retailers, outdoor advertisers, hospitality providers, quick-serve restaurants, financial institutions, casinos, pari-mutuel racing and other similar businesses.

Transportation	State and local departments of transportation, airlines, airports and related industries, parking facilities and transit authorities.

        We have a large and diverse customer base. As a result, the loss of a major customer would not have an adverse impact on us. One customer accounted for approximately 10% of our revenue in fiscal year 2007.

Backlog

        Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $127 million as of April 28, 2007 and $93 million as of April 29, 2006. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income. Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.

Government and Other Regulation

        In the United States and other countries, various laws and regulations, including zoning ordinances, restrict the installation of outdoor signs and displays, particularly in the commercial market. These laws and regulations include those that impose greater restrictions on electronic displays due to alleged concerns over aesthetics or driver safety if a display is located near a road or highway. These factors may prevent or inhibit us from selling products to some prospective customers.

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

        In some countries we operate in, including primarily China, there are various laws and regulations that restrict or limit our ability to withdraw our capital investment.

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

        Many of our competitors compete in only one or a few of the market niches or product categories we serve. There are generally more competitors in markets that require less complicated display systems, such as the high school scoreboard market and the text and graphics display markets, including displays in banks and small retail stores. As the needs of customers increase and the display systems become more complex, there are generally fewer competitors. However, due to the high profile nature of larger complex display systems, the competition may be more intense.

        Over the past five years, we have experienced significant changes in our competitive landscape and expect that more changes could occur in the future. These changes included consolidation of competitors, unsustainable pricing pressures from competitors and various other factors. Although these changes have an impact on the market as a whole, we are confident that we can continue to grow and expand our business because of our experience and approach to the market.

        We compete based on our broad range of products and features, complementary services, advanced technology, prompt delivery and reliable and readily available customer service and support. We also strive to provide cost-effective products and solutions for our customers. Contrary to our focus on technologically advanced products and customer support, some of our competitors compete in some markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or less customer support. If a customer focuses principally on price, we are less likely to obtain the sale. To remain competitive, we must continue to enhance our existing products, introduce new products and product features and provide customers with cost effective solutions to their display needs.

Research and Development

        We believe our engineering capability and experience are unparalleled among our competitors and that our product development capability will continue to be a very important factor in our market position.

        Product development expenses for fiscal years 2007, 2006 and 2005 were approximately $15.6 million, $11.2 million and $10.5 million, respectively.

Environmental Concerns

        We believe that we do not have any environmental issues that would materially affect capital expenditures, earnings or our competitive position in the marketplace.

Employees

        As of April 28, 2007, we employed approximately 2,300 full-time employees and approximately 900 part-time and temporary employees. Of these employees, approximately 1,200 were in manufacturing, 1,300 were in sales, marketing and customer service, 400 were in engineering and 300 were in administration. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

Financial Information About Geographic Areas

        See Note 1 of the Consolidated Financial Statements for financial data pertaining to our geographic operations.

Available Information

             We make available, free of charge, on or through our website (http://investor.daktronics.com), our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC.”) The reports are also available through a link to the Commission’s website at http://www.sec.gov. Information contained on our website or linked through it is not part of this report.

Directors and Executive Officers of the Registrant

        The following sets forth information regarding our officers and directors as of June 23, 2007:

NAME	AGE	POSITION

Aelred J. Kurtenbach	73	Chairman of the Board
James B. Morgan	60	President, Chief Executive Officer and Director
William R. Retterath	46	Chief Financial Officer and Treasurer
Reece A. Kurtenbach	42	Vice President, Live Events
Bradley T. Wiemann	44	Vice President, Commercial and Transportation

         Aelred J. Kurtenbach, Ph.D. is a co-founder of the Company and has served as a Director and Chairman of the Board since its incorporation. He also served as President of the Company from 1969 until 1999, Chief Executive Officer from 1999 until 2001 and Treasurer from 1972 until 1993. Dr. Kurtenbach holds B.S., M.S. and Ph.D. degrees in electrical engineering from the South Dakota School of Mines and Technology, the University of Nebraska and Purdue University, respectively.

         James B. Morgan joined the Company in 1969 as a part-time engineer while earning his M.S. degree in electrical engineering from South Dakota State University. Mr. Morgan became our President and Chief Operating Officer in 1999 and Chief Executive Officer in 2001. He served as its Vice President, Engineering, from 1976 to 1999 with responsibility for product development, contract design, project management and corporate information systems. Mr. Morgan has also served as a Director of the Company since 1984.

         William R. Retterath joined the Company in 2001 as Chief Financial Officer and Treasurer. During 2001, before joining the Company, Mr. Retterath served as the Chief Financial Officer of MQSoftware, Inc. and from 1999 through 2000, he was a Vice President of Finance for Computer Associates, Inc. through its acquisition of Sterling Software Inc. Prior to that time, Mr. Retterath served as the Chief Financial Officer for various public and private companies and worked for a number of years with Deloitte & Touche LLP. Mr. Retterath holds a B.S. in accounting from the University of Minnesota.

        Reece A. Kurtenbach joined the Company in 1991 as an applications engineer on large display projects. In 1994, he became the manager of what is today our video products engineering group and, in 2004, was appointed Vice President, Video Systems. In 2007, he was named Vice President, Live Events and International business units. Mr. Kurtenbach received a B.S. degree from South Dakota State University in electrical engineering, with minors in math and computer science. Mr. Kurtenbach is the son of Aelred Kurtenbach.

        Bradley T. Wiemann joined the Company in 1993 as an engineer focusing in our commercial and transportation products after spending a number of years with Rockwell International, where he was involved in flight control systems. In 2004, he was appointed Vice President, Commercial and Transportation Markets of the Company, which is an area where he has provided leadership for a number of years and in 2007 was named Vice President, Commercial and Transportation business units. Mr. Wiemann holds an M.S. degree in electrical and computer engineering from the University of Iowa and a B.S. degree in electrical engineering from South Dakota State University.

Item 1A. RISK FACTORS

        A number of risks and uncertainties exist which could impact our future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, our success in developing new products and technologies, market acceptance of new products and other factors, including those set forth below.

        Competition could result in lower sales and decreased margins. We operate in highly competitive markets that, in certain portions of the business, are highly fragmented. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs. Competition could result in not only a reduction in net sales but also in the prices charged by us for our products. To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and other resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

        Our business may suffer if we are not successful in our efforts to keep up with a rapidly changing product market. The electronic display industry is characterized by ongoing product improvement, innovations and developments in display and controller technology. Competitors could develop new or superior products to increase their share of the markets. Our future success in addressing the needs of our customers will depend in part on our ability to continue to make timely and cost-effective product improvements, innovations and developments.

        We enter into fixed-priced contracts on a regular basis. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced. The majority of contracts we enter into are on a fixed-price basis. Although we benefit from cost savings, we have a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or a delay in performing their obligations. These factors could delay delivery of products and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

        Backlog may not be indicative of future revenue. Customers may cancel or delay projects for reasons beyond our control. Orders normally contain cancellation provisions that permit the recovery of costs expended and a portion of the anticipated profit if a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of revenues could be affected and projects may remain in the backlog for extended periods of time. Revenue recognition occurs over longer periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. For these reasons, backlog may not be indicative of future revenues.

        Our ability to conduct business outside the United States may be adversely affected by factors outside of our control which could adversely affect net sales and profits from international sales. For fiscal year 2006, revenue outside the United States represented approximately 10% of our consolidated net sales. Our operations and earnings throughout the world have been and may in the future be, affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

        Our financial performance may vary significantly from quarter to quarter, making it difficult to estimate future revenue. Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts we enter into generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. Furthermore, because significant portions of our operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on our quarterly operating results. Therefore, quarterly operating results may be subject to significant variations and operating performance in one quarter may not be indicative of future performance.

        Our products are covered by warranties. Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation. We provide warranties on our products generally for terms of five years or less in the case of standard products and one year or less in the case of custom orders. In addition, in response to customer needs, we regularly offer extended warranties. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. Although we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on operations. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect our reputation.

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

        Large contracts with significant customers represent a significant portion of our accounts receivable and costs and estimated earnings in excess of billings. We closely monitor the credit worthiness of our customers and have not, to date, experienced significant credit losses. Significant portions of our sales are to customers who place large orders for custom products. We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, because some of the exposure is outside of our control, unanticipated events could have a material adverse impact on our operating results.

        The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts and the size and timing of large contracts. The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts, primarily in the professional and major college facilities market and the outdoor advertising niche, and the amounts and timing of these contracts. Whether we are awarded large contracts and their timing and amount could also cause material fluctuations in our net sales and earnings. Awards of large contracts and their timing and amount are difficult to predict and are outside of our control.

        The terms and conditions of our credit facility impose restrictions on our operations and we may not be able to raise additional capital, if needed. The terms and conditions of our $45 million revolving credit facility impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained later in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility, to be immediately due and payable. As of April 28, 2007, we were in compliance with all financial and other covenants of our credit facility.

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

        Our common stock has at times been thinly traded, which may result in low liquidity and price volatility. The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet shareholders’ expectations and the prices at which it trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception that such sales could occur.

        We may fail to continue to attract, develop and retain key management and other key employees, including technical engineering talent, which could negatively impact our operating results. We depend on the performance of our senior management team and other key employees. The loss of certain members of our senior management, including our Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel. We do not have employment agreements with the executive officers or other employees, but we do maintain key person life insurance on the lives of our Chairman of the Board and our Chief Executive Officer.

        Provisions in our charter documents and under South Dakota law and our shareholder rights agreement might deter acquisition bids for us. There are provisions in our charter and other provisions under South Dakota law that could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. Our articles of incorporation provide for a classified board consisting of three classes of directors. A classified board generally makes it more difficult to replace directors and to acquire our company. In addition, we are governed by the provisions of the current South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner. There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination,” as defined in the SD Act, with an “interested shareholder,” as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. In addition, we have adopted a shareholder rights agreement designed to protect against unsolicited attempts to acquire our company.

        We may be unable to protect our intellectual property rights. We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. A failure to protect proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position. In addition, even if we are successful in protecting our intellectual property rights or defending ourselves against a claim of infringement, any related dispute or litigation could be costly and time-consuming.

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

Item 1B. UNRESOLVED STAFF COMMENTS

         None.

Item 2. PROPERTIES

        We currently own and occupy a total of approximately 1,000,000 square feet of space located in Brookings, South Dakota. We also own and occupy approximately 33,000 square feet of office space and production facilities in Clearwarter, Florida, approximately 100,000 square feet of primarily manufacturing space in Redwood Falls, Minnesota and approximately 120,000 square feet of primarily manufacturing space in Sioux Falls, South Dakota. Star Circuits, Inc. is located at a separate site in Brookings and occupies approximately 20,000 square feet in a facility owned by that subsidiary. Daktronics Canada, Inc. occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement. The majority of our sales and service offices located throughout the United States, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2007.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently is quoted on The NASDAQ Global Market under the symbol “DAKT.” As of June 4, 2007, we had 495 shareholders of record. Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years. All amounts have been adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low

1st Quarter	$30.46	$18.95	$11.88	$9.73
2nd Quarter	$31.14	$18.31	$12.13	$9.60
3rd Quarter	$40.05	$22.47	$16.26	$10.64
4th Quarter	$39.50	$21.62	$21.28	$13.86

        On May 24, 2007, our Board of Directors declared an annual dividend payment of $0.07 per share on our common stock for the fiscal year ended April 28, 2007.

        On May 25, 2006, our Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend. Stockholders of record at the close of business on June 8, 2006 received one additional share for each share of common stock on that date of record. Our stock began trading on the split-adjusted basis on June 23, 2006. On that same date, our Board also declared an annual dividend payment of $.06 per share (as adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006) on our common stock for the fiscal year ended April 29, 2006.

        Although we expect to continue to pay annual dividends for the foreseeable future, any and all subsequent dividends will be reviewed annually and determined and declared by the Board in its discretion. In addition, our credit facility imposes limitations on our ability to pay dividends.

 Performance Evaluation

        The following graph shows changes during the period from April 28, 2002 to April 28, 2007 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Stock Market Index for U.S. companies; and (3) the Standard and Poor’s 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005 and the balance sheet data at April 28, 2007 and April 29, 2006 are derived from and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of income data for the fiscal years ended May 1, 2004 and May 3, 2003 and the balance sheet data at April 30, 2005, May 1, 2004 and May 3, 2003 are derived from audited financial statements not included in this report.

	2007	2006	2005	2004	2003

Income Statement Data:
Net sales	$433,201	$309,370	$230,346	$209,907	$177,764
Operating income	36,915	31,815	19,436	27,530	19,825
Net income	24,427	20,961	15,660	17,727	12,458
Diluted earnings per share*	0.59	0.52	0.39	0.44	0.32
Weighted average diluted shares outstanding*	41,311	40,506	40,274	39,872	39,030
Balance sheet data:
Working capital	$44,904	$74,930	$62,287	$51,681	$39,700
Total assets	265,850	199,231	151,462	126,236	102,527
Long-term liabilities	9,060	6,253	5,556	4,675	8,083
Shareholders' equity	153,708	125,345	103,910	86,264	65,303
Cash dividend per share*	0.06	0.05	—	—	—

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

        We operate on a 52 to 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2007, 2006 and 2005 each contained 52 weeks.

        For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the notes to our consolidated financial statements or the section of this Item 7 entitled “Recent Accounting Pronouncements,” which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, stock-based compensation and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

        Revenue recognition on long-term contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated. Generally, contracts we enter into have fixed prices established and to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

        Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of April 28, 2007 and April 29, 2006, we had an allowance for doubtful accounts balance of $1.6 million and $1.4 million, respectively.

        Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of April 28, 2007 and April 29, 2006, we had $10.5 million and $8.1 million reserved for warranty costs, respectively.

        Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of April 28, 2007 and April 29, 2006, we had $5.3 million and $4.1 million of deferred revenue related to separately priced extended warranty and product maintenance, respectively.

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

        Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction and to the extent we believe that recovery is not likely, a valuation allowance must be established. We review deferred tax assets, including net operating losses and for those not expecting to be realized, we have created a valuation allowance. If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

        We operate within multiple taxing jurisdictions, both domestic and international and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities. The United States Internal Revenue Service (IRS) recently completed the process of examining our U.S. federal tax returns for fiscal years 2002 through 2005.

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

        Some of the countries we are located in allow tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next four years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

        Stock-based compensation: Effective April 30, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the twelve months ended April 28, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123 and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R.) Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R.) We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R.) See Note 9 of the notes to our consolidated financial statements for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

        The adoption of SFAS No. 123(R) had a material impact on our consolidated results of operations and the presentation of our consolidated statement of cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. As a result, we do not currently expect to significantly change our various stock-based compensation programs. We intend to implement the 2007 Stock Incentive Plan, which is intended to replace the prior plans. The 2007 Stock Incentive Plan offers substantially similar benefits as the current plans as well as restricted stock and similar stock-based compensation. We do not expect that the adoption of the 2007 Stock Incentive Plan will materially change our overall stock-based compensation expense.

        We use the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and employee stock purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividend yield.

        We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options. Our decision to use implied volatility was based on the availability of actively traded options for our common stock and our assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share of a future period.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Income for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.8	69.6	68.2

Gross profit	29.2	30.4	31.8
Operating expenses	20.7	20.1	23.4

Operating income	8.5	10.3	8.4
Interest income (expense), net	0.3	0.6	0.6
Other income (expense), net	(0.3)	0.0	0.3

Income before income taxes	8.5	10.9	9.3
Income tax expense	2.9	4.1	2.5

Net income	5.6%	6.8%	6.8%

Net Sales

Fiscal Year 2007 as compared to Fiscal Year 2006

        Net sales increased 40.0% to $433.2 million for fiscal year 2007 as compared to $309.4 million for fiscal year 2006. The increase was across all three of our markets, with the commercial market showing the most significant growth on a percentage basis. Net sales increased both domestically and internationally. As a percent of net sales, standard orders declined to approximately 24% of net sales in fiscal 2007 as compared to 26% in the previous fiscal year. Overall, we believe that orders and net sales will continue to grow in fiscal year 2008, but at a smaller rate. The highest growth rates for fiscal year 2008 are again expected to be in the commercial market: however, as further explained below, the sports market could see greater growth depending on our success in a limited number of very large orders. We also are expecting that international business could experience higher than the corporate average rate of growth. We believe that all areas of our business were impacted by capacity constraints in the first half of fiscal year 2007 as the order volume during this period and the period preceding it exceeded expectations. The constraints were diminished to acceptable levels during the 2007 fiscal year and we do not foresee any long term negative implications as a result of the constraints.

        The increase in net sales in the commercial market in fiscal year 2007 over fiscal year 2006 was approximately 46% on a worldwide basis. This increase is attributed to both standard and custom projects. The increase in custom projects is due primarily to the increase in orders from outdoor advertising companies and our success internationally, primarily in Asian markets, while the increase in standard product orders is due to the growth in our Galaxy® and GalaxyPro™ displays both within the national account portion of our business and through resellers. Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network, international expansion and a better understanding by our customers of the product as a revenue generation tool. For fiscal year 2007, net sales exceeded our expectations set at the beginning of the year. The most significant factor for exceeding these expectations was orders from outdoor advertising companies, which more than doubled. This occurred primarily due to an increase in our customer base and the increasing amount of displays being purchased by existing customers. We believe that the outdoor advertising business has a few important constraints to more rapid deployment, including regulatory and economic constraints which to date our customers have been successful at overcoming. Taking this into account, we expect this portion of our business to be one of the most important drivers of growth into fiscal year 2008. We expect that the growth in the commercial market will continue into fiscal year 2008 but at a lower rate. The overall growth is due to our expanded distribution network, greater product acceptance, international expansion, the development of our resellers and integrated product offerings. Net sales in the commercial market should also expand at rates faster than our other markets and our national account business within the commercial market could grow faster depending on our success in booking major accounts in this niche. We also expect to see growth generated through our new ProTour® line of mobile and modular displays, which we believe will drive improvements in profitability internationally.

        As the outdoor advertising business becomes a larger percent of our mix, we believe that seasonality of that business could become a factor as the deployment of displays softens in the winter months. Generally speaking, seasonality is not a material factor in the rest of the commercial business.

        As we have reported in prior filings, we made significant investments in digital networks where the display media is primarily LCD and plasma screens, including investments in Arena Media Networks, LLC and FuelCast Networks LLC. With FuelCast, we have in place one of the largest networks of advertising displays in the United States and we expect to expand this network significantly in fiscal year 2008, which could require additional capital. These affiliates intend to fund their growth with external financing sources. We also intend to decrease our investment in Arena Media during the upcoming fiscal year.

        Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in fiscal year 2007 as opposed to fiscal year 2006.

        The increase in net sales in the sports markets of approximately 25% resulted from increases in sales to large and small sports venues. Net sales increased both domestically and internationally. Our sports market is subject to volatility based on the timing of large orders, especially orders for professional facilities, which can cause net sales to fluctuate year to year. The mid-sized and smaller facilities experience more consistency in growth rates due to the greater number of facilities. The number of major new construction and renovation projects for professional facilities was not a significant factor in increasing net sales in fiscal year 2007 as compared to fiscal year 2006. We are expecting that new construction, primarily with professional facilities, could be a factor in increasing orders and sales in fiscal year 2008 and 2009 as new construction of sports facilities is expected to increase over the next few years. This growth in sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. This is also driven by the desire for high definition video displays which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing portion of this business did not perform as well as expected and we do not expect that this portion of the business will grow materially in terms of net sales in fiscal year 2008 over fiscal year 2007. Net sales in this sports marketing were less than 5% of total sales for fiscal year 2007.

        An important factor in net sales for fiscal year 2008 will be our success in winning a limited number of very large contracts expected to be awarded in the sports market in fiscal year 2008. These transactions will generally range in value from $10 million to potentially $25 million and depending on which transactions (if any) we are awarded, we could see a significant variation in the level of net sales, primarily in the second half of the fiscal year and a significant increase in backlog. As a result, the ultimate net sales growth in the sports market is difficult to estimate, but assuming that we prevail in winning projects based on our current market share, net sales to the sports market could expand in excess of 20%.

         Orders (as opposed to net sales) in the sports market also performed much better in fiscal year 2007 as compared to 2006. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market.

        The increase in net sales in the transportation market for fiscal 2007 was approximately 18%, resulting from an increase in spending on state and local transportation projects. This increase, which relates primarily to sales of our Vanguard® product line, was due in part to furthering our penetration with more jurisdictions across the United States. Orders in the transportation market were up over 32% for fiscal year 2007 versus fiscal year 2006. We believe that this increase is due to legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems and as a result of gaining market share. Going into fiscal year 2008, we expect that sales will continue to grow in excess of 15% as a result of the gains we made in market share in fiscal year 2007 and the increased government spending, which we believe will continue.

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

        The increase in net sales in the commercial market in fiscal year 2006 over fiscal year 2005 was 65% on a worldwide basis. This increase is attributed to both standard and custom projects. The increase in custom projects was due primarily to the increase in orders from outdoor advertising companies, while the increase in standard product orders was due to the growth in our Galaxy® displays both within the national account portion of our business and through resellers. Overall, the commercial market benefited from increased product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. For fiscal year 2006, net sales exceeded our expectations set at the beginning of the fiscal year. The most significant factor for exceeding these expectations was orders to outdoor advertising companies. We believe this occurred primarily as a result of the efforts by the outdoor advertising industry to ease the permit process for displays and to gain an understanding as to how to maximize revenue generation on the displays and the reduced price points on the displays.

        The increase in net sales in the sports markets of approximately 20% resulted from increases in sales to large and small sports venues. Increases in net sales domestically in sports were partially offset by a decline on an international basis. The number of major new construction and renovation projects for professional facilities in fiscal year 2006 was relatively flat as compared to 2005. The increase in sales to large sports venues for fiscal 2006 was attributable to increases in sales primarily for professional sports facilities. This growth in sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. Net sales in our sports marketing portion of this business did not perform as well as expected and were less than 5% of total sales for fiscal year 2006.

         Orders (as opposed to net sales) in the sports market also performed much better in fiscal year 2006 as compared to 2005. This improved performance is due to the same reasons indicated for the increase in net sales in the sports market. The growth in orders was in the same areas as net sales. On an international basis, orders declined in fiscal year 2006 from fiscal year 2005, which we attribute to its inherent volatility.

        The increase in net sales in the transportation market for fiscal 2006, which was slightly less than 10%, resulted from an increase in spending on state and local transportation projects. This increase, which relates primarily to sales of our Vanguard product line, was due in part to furthering our penetration with more jurisdictions across the United States. Orders in the transportation market were up over 16% for fiscal year 2006 versus fiscal year 2005. We believe that we benefited from legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems.

Backlog

        Our backlog at the end of fiscal year 2007 was $127 million as compared to $93 million at the end of fiscal year 2006. The growth in backlog as a percent of fiscal year 2006 backlog was the highest in the commercial market due to increased volume and the timing of order bookings. Backlog also increased over fiscal year 2006 in the sports and transportation markets. Overall, the increase was the result of the order bookings in the most recent quarter as compared to previous quarters. Backlog varies significantly quarter to quarter due to the effects of large orders and significant variations can be expected, as explained previously herein. In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

        We occasionally sell products in exchange for advertising revenues from the scoreboard or display. These revenues represented less than 5% of net sales for each of fiscal years 2007, 2006 and 2005. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations.

Gross Profit

Fiscal Year 2007 as compared to Fiscal Year 2006

        Gross profit increased 34.6% to $126.6 million in fiscal year 2007 from $94.1 million in fiscal year 2006. As a percent of net sales, gross profit decreased to 29.2% in fiscal year 2007 from 30.4% in fiscal year 2006. The increase in gross margin dollars was due to the higher level of net sales discussed above, partially offset by a decline in the gross profit percentage. The most significant factors affecting gross profit margin included the costs of bringing additional capacity on-line which included new facilities in three locations, higher costs of depreciation and inefficiencies in the manufacturing process, the costs associated with implementing lean manufacturing techniques, performance on contracts, the impact of operating at capacity during a significant portion of the year and higher overall warranty costs. Finally, the mix between small orders and large custom orders impacted the gross profit percentage adversely, as the small orders generally have margins in excess of 40% and the large orders have margins of generally less than 30%.

        We continue to strive towards higher gross margins as a percent of net sales. However, depending on the competitive environment, the actual mix and the level of future sales, the effects of new facilities, continued investment in lean manufacturing concepts and other factors described elsewhere in this report, margin percentages may not increase and could decrease. The negative factors on gross profit are expected to be offset by the effects of process improvements in manufacturing and various other factors. In light of these circumstances, we believe that the gross margin percentages could increase slightly in fiscal year 2008 as compared to fiscal year 2007; however, the impact of the large sports contracts mentioned above to the extent we are successful in winning them could have an adverse impact on the margin percent due to the competitive nature of that business but should drive improvement in earnings per share.

Fiscal Year 2006 as compared to Fiscal Year 2005

        Gross profit increased 28.5% to $94.1 million in fiscal year 2006 from $73.2 million in fiscal year 2005. As a percent of net sales, gross profit decreased to 30.4% in fiscal year 2006 from 31.8% in fiscal year 2005. The increase in gross margin dollars was due to the higher level of net sales discussed above, partially offset by a decline in the gross profit percentage. The competitive environment year over year was the most significant factor impacting margins. This competitive pressure drove pricing down on custom projects in the second half of fiscal year 2005 and into fiscal year 2006. In addition, gross profit margins were unusually high during the first half of fiscal year 2005 due to the lack of competitive pressures at that time in conjunction with manufacturing cost reductions. The net effect of the competitive changes was a reduction of the margin for the year as a whole. In addition, we believe that we incurred additional costs resulting from the rapid buildup of capacity during the year as we responded to the influx of orders and the increase in personnel required to build up the capacity. Other factors which impacted gross profit percentages were the decline in catalogue product sales as a percentage of net sales and higher costs associated with redesigns of our ProTour® product line.

Operating Expenses

Fiscal Year 2007 as compared to Fiscal Year 2006

        Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by 44.0% to $89.7 million in fiscal year 2007 from $62.3 million in fiscal year 2006. The changes in the various components of operating expenses are explained below. All areas within operating expenses were impacted by the implementation of SFAS No. 123(R) as discussed above, higher personnel costs to support our growth and higher benefit costs, consisting primarily of the cost of medical insurance, which increased substantially in fiscal year 2007 as compared to fiscal year 2006. As a percentage of net sales, the increase is attributable in general to the investment we made to position us for the market opportunities we see in the future. In addition, we believe that as we grow, we need to make incremental investments which cause pressure on earnings early on but create leverage over time. We believe that a significant portion of the increases in operating expense growth was necessary to position us for the future.

Fiscal Year 2006 as compared to Fiscal Year 2005

        Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by 15.8% to $62.3 million in fiscal year 2006 from $53.8 million in fiscal year 2005. The changes in the various components of operating expenses are explained below. All areas within operating expenses were impacted by higher personnel costs to support our growth and higher benefit costs, consisting primarily of the cost of medical insurance, which increased substantially in fiscal year 2006 as compared to fiscal year 2005. As a percentage of net sales, the decline is attributable to the incremental net sales in excess of that which was planned during the year and the inherent leverage that higher sales create in operating expenses.

        Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2007 as compared to Fiscal Year 2006

        Selling expenses increased 34.8% to $54.0 million for fiscal year 2007 as compared to $40.1 million in fiscal year 2006. As a percentage of net sales, selling expenses were 12.5% and 13.0% of net sales in fiscal years 2007 and 2006, respectively. The increase in selling expenses was attributable to higher levels of personnel costs, international expansion, employee benefits, travel and entertainment expenses, depreciation, telephone costs, the increased number of sales and service offices and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business, which is a core strategic growth area of the company, commercial sales, transportation sales and international operations. The increase in travel and entertainment expense is due to having more employees in fiscal year 2007 and higher sales. Higher depreciation costs are primarily due to the increased investment in demonstration products and the support needs for the greater number of employees.

        We expect to continue to invest in organic growth and therefore selling expenses will increase in fiscal year 2008 as compared to fiscal year 2007. However, as a percentage of net sales, we believe that selling expenses could decrease. During the first quarter of fiscal year 2008, we are taking steps to slow the rate of growth of selling expenses and on a quarterly basis, we will reevaluate where we are as a percentage of orders to ensure that we meet our goal of reducing selling expense as a percentage of sales. This expectation could change based on how much investment ultimately we make in current initiatives underway, including our geographical expansion and various other items. We expect that during fiscal 2008 we will continue to invest in our services business within our markets to build the infrastructure to better support our customers for the long term.

Fiscal Year 2006 as compared to Fiscal Year 2005

        Selling expenses increased 22.1% to $40.1 million for fiscal year 2006 as compared to $32.8 million in fiscal year 2005. As a percentage of net sales, selling expenses were 13.0% and 14.3% of net sales in fiscal years 2006 and 2005, respectively. The increase in selling expenses was attributable to higher levels of personnel costs, international expansion, employee benefits, travel and entertainment expenses, depreciation, telephone costs, rent expense, bad debt expense and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as sports marketing, narrowcasting, international operations, the increased number of domestic sales and service offices and other initiatives which existed partially or not at all during fiscal year 2005. The increase in travel and entertainment expense is due to having more employees in fiscal year 2006 and higher sales. Higher bad debt expense is attributable to the higher sales levels. Higher depreciation costs are primarily due to the increased investment in demonstration products.

        General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

Fiscal Year 2007 as compared to Fiscal Year 2006

        General and administrative costs increased 82.2% to $20.0 million in fiscal year 2007 compared to $11.0 million for fiscal year 2006. As a percent of net sales, general and administrative expenses were 4.6% and 3.6% for fiscal years 2007 and 2006, respectively. The increase in general and administrative costs were the result of higher costs of personnel and related infrastructure to support our growth, including international growth; higher travel costs related to new projects undertaken related to growth; higher professional and consulting fees; and significantly higher information technology and human resource related costs designed to position the company for future growth and opportunities. We expect that for fiscal year 2008, general and administrative expenses will decline as a percent of sales and, as with selling expenses, we are taking steps to curtail the rate of growth, which we intend to readdress each fiscal quarter.

Fiscal Year 2006 as compared to Fiscal Year 2005

        General and administrative costs increased 5.3% to $11.0 million in fiscal year 2006 compared to $10.4 million for fiscal year 2005. As a percent of net sales, general and administrative expenses were 3.6% and 4.5% for fiscal years 2006 and 2005, respectively. The increase in general and administrative costs were the result of higher costs of personnel and related infrastructure to support our growth, including international growth; higher bank fees related primarily to international transactions and letters of credit; greater amortization costs of intangibles; and higher phone costs. These increases were offset by a decline in professional fees due to the one-time costs incurred in fiscal year 2005 related to research and development tax credits, as described below.

        Product design and development expenses consist primarily of salaries, other employee-related costs and facilities and equipment-related costs and supplies.

Fiscal Year 2007 as compared to Fiscal Year 2006

        Product development expenses increased approximately 39.9% to $15.6 million in fiscal year 2007 compared to $11.1 million in fiscal year 2006. As a percent of sales, product development expenses were 3.6% of net sales for fiscal years 2007 and 2006, respectively. Investments in our ProTourTM product line, narrowcasting solutions, our new line of ProStar HD video displays and other display technologies and related items continued to drive increases in investments in new products. In addition, we continued to invest across all other product lines, including display technologies, sound systems and control systems. We developed new products, including our new line of Vanguard roadside display trailers, full-color video displays and a new pixel format for our ProStar display product to address the high definition market and we invested heavily in initiatives designed to improve manufacturing processes and decreasing the costs of the product to us.

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

Fiscal Year 2007 as compared to Fiscal Year 2006

        Interest income (expense), net, decreased 36.2% to $1.1 million for fiscal year 2007 as compared to $1.7 million for fiscal year 2006. Interest income was less than 1% of net sales for each of fiscal years 2007 and 2006. The decrease was attributable to the reduction of temporary cash investments and marketable securities as a result of the decreased cash flow during the year and an increase in debt outstanding primarily to fund our capacity expansion during the year and media investments.

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

Income Taxes

Fiscal Year 2007 as compared to Fiscal Year 2006

        Income taxes decreased 3.3% to $12.3 million in fiscal year 2007 as compared to $12.7 million in fiscal year 2006. The decrease was attributable primarily to the increase in income before taxes which was more than offset by a reduction in the effective tax rate. The effective rate decreased to approximately 34% in fiscal year 2007 from approximately 38% in fiscal year 2006. This decrease in the effective rate is due primarily to the completion of an IRS audit of fiscal years 2002 through 2006 which included primarily the benefits of research and development tax credits. In addition, we benefited from the lower tax rates in Asia, where we were able to generate taxable income which is subject to a tax holiday for a fixed period of time after we began operations there. Finally, we benefited from a retroactive enactment of the research and development tax credit which had previously expired.

        We expect that the effective rate in fiscal year 2008 will increase because the benefit of the IRS audit and the effect of the retroactive reenactment of the research and development credit were one-time benefits.

Fiscal Year 2006 as compared to Fiscal Year 2005

        Income taxes increased 120.0% to $12.7 million in fiscal year 2006 as compared to $5.8 million in fiscal year 2005. The increase was attributable primarily to the increase in income before taxes and the effective tax rate. The effective rate increased to approximately 38% in fiscal year 2006 from approximately 27% in fiscal year 2005. This increase in the effective rate was due primarily to the effects of the recognition of research and development tax credits related to prior years in fiscal year 2005 that did not repeat in fiscal year 2006. In addition, due to the expiration of the research and development tax credit at the end of calendar year 2005, we were not able to benefit from this credit for the last four months of fiscal year 2006. Finally, we realized a net benefit related to the implementation of the deduction available for domestic production activities, net of the decrease of extraterritorial income benefits.

Liquidity and Capital Resources

        Working capital was $45.0 million at April 28, 2007 compared to $74.9 million at April 29, 2006. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

        Cash provided by operations for fiscal year 2007 was $14.6 million. Net income of $24.4 million plus depreciation and amortization of $13.8 million and increases in accounts payable, accrued expenses and warranty obligations were partially offset by increases in inventory, accounts receivable, prepaid expenses, long-term receivables, customer deposits, deferred income taxes, inventories, costs and estimated earnings in excess of billings, billings in excess excess of costs and estimated earnings and advertising rights.

        The overall changes in operating assets and liabilities is due generally to the impact of the timing of cash flows on large projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment process, we expect to continue improving our cash flow relative to sales and costs of goods.

        Cash used by investing activities in fiscal 2007 included $58.7 million used to purchase property and equipment. During fiscal year 2007, we invested in excess of $19.0 million in new facilities; $2.9 million in leasehold improvements; $19.7 million in manufacturing equipment, consisting of tooling for new product lines, electronic assembly and metal fabrication equipment and various other items; $13.6 million on information systems hardware and software; $2.3 million in equipment to be used as demonstration equipment; $3.2 million in rental equipment, including our ProTour TM rental units; $2.1 million in transportation equipment; and $1.2 million of office equipment. These purchases were made to support our continued growth, separate plants to support the business unit reorganization described above, finance plant expansions in Redwood Falls, Minnesota and Sioux Falls, South Dakota and to replace obsolete equipment. Other cash provided by investing activities included $8.3 million in proceeds resulting from sales of marketable securities.

        In early fiscal 2007, we began construction of a new building in Brookings, South Dakota to be used primarily for office and warehouse space. To date, we have spent approximately $8 million on the building and expect the total cost to be approximately $19 million, including furniture and fixtures. We also are expecting to increase our investment in our Redwood Falls, Minnesota manufacturing facilities primarily as a result of the success we are having with Galaxy® displays and gas price digit displays. We consider these two areas the completion of the major manufacturing capacity expansion efforts we began in fiscal year 2006. In addition, we expect to invest approximately $35 million in other capital expenditures throughout fiscal 2008. We believe that in fiscal year 2008, investments in capital assets will decrease and that over the long term, we will increase our cash and marketable securities, while decreasing the level of debt.

        Cash provided by financing activities of approximately $25.2 million in fiscal 2007 included $24.6 million borrowed from the line of credit, $1.6 million received for option exercises and $1.4 million from excess tax benefits from stock-based compensation, offset by $2.3 million paid for the dividend to shareholders and $0.1 million of long-term debt principal.

        Included in receivables as of April 28, 2007 was approximately $0.8 million of retainage on long-term contracts, all of which is expected to be collected in one year.

        We have used and expect to continue to use cash reserves and, to a lesser extent, bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs. We often receive down payments or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

        Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2007, 2006 and 2005 were $15.6, $11.2 million and $10.5 million, respectively. We intend to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays. We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

        We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $10.0 million for standby letters of credit. The line of credit is due on November 15, 2008. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 5.8% at April 28, 2007. Starting January 23, 2007, we are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of April 28, 2007, $24.6 million was advanced under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.4 million line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 6.0% at April 28, 2007. As of April 28, 2007, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

        We are sometimes required to obtain performance bonds for display installations. We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 28, 2007, we had $11.2 million of bonded work outstanding against this line.

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

Contractual Obligations and Commitments

        We enter into various debt, lease, purchase and marketing obligations that require payments in future periods. Debt obligations represent primarily bank loans. Operating lease obligations relate primarily to leased office space. Long-term marketing obligations relate to payment due in future periods for payments on sales where we sold and installed our equipment in exchange for future advertising revenue. When certain advertising revenue thresholds are met, all or a portion of excess cash is owed back to the customer. Unconditional purchase obligations represent future payments for inventory and advertising rights purchase commitments.

        As of April 28, 2007, our debt, lease and purchase obligations were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Cash Commitments:
Long-term debt and accrued interest	$1,223	$631	$592	$—	$—
Long-term marketing obligations and accrued interest	960	487	448	17	8
Operating leases	7,311	2,230	4,242	529	310
Unconditional purchase obligations	8,711	8,400	311	—	—

Total	$18,205	$11,748	$5,593	$546	$318

Other commercial commitments:
Line of credit and accrued interest	$24,760	$24,760	$—	$—	$—
Standby letters of credit	965	918	47	—	—

Inflation

        We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective April 29, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No, 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for us beginning in fiscal year 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

        In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The adoption of this standard did not have any impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

        Through April 28, 2007, most of our net sales were denominated in United States dollars and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for fiscal year 2007 were approximately 10% of total net sales, of which a portion was denominated in Canadian Dollars, Euros, Chinese Renminbi or British Pounds. In fiscal 2008, net sales to international markets may increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

Interest Rate Risks

        Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of April 28, 2007, our outstanding debt was $25.8 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an $0.1 million annual effect on variable rate debt interest based on the balances of such debt as of April 28, 2007. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

        In connection with the sale of certain display systems, we have entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of April 28, 2007, our outstanding long-term receivables were $18.0 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of less than $0.1 million.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years					There- after

	2008	2009	2010	2011	2012

Assets:
Long-term receivables,
including current portion
Fixed-rate	$ 6,831	$ 3,110	$ 2,428	$ 1,703	$ 1,569	$ 2,401
Average interest rate	6.7%	7.3%	7.5%	7.9%	7.7%	8.4%
Liabilities:
Long- and short- term debt
Variable-rate	$ 24,615	$ —	$ —	$ —	$ —	$ —
Fixed-rate	$ 556	$ 542	$ 25	$ 25	$ —	$ —
Average interest rate	5.5%	5.6%	5.7%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed rate	$ 446	$ 237	$ 161	$ 50	$ 17	$ 8
Average interest rate	6.2%	8.4%	8.9%	8.6%	8.6%	7.3%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 28, 2007 and April 29, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daktronics, Inc. and subsidiaries as of April 28, 2007 and April 29, 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 2007, in conformity with U.S. generally accepted accounting principals.

As discussed in Note 1 to the consolidated financial statements, effective April 30, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Daktronics, Inc.‘s internal control over financial reporting as of April 28, 2007, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Trading Commission and our report dated June 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 22, 2007

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 28, 2007	April 29, 2006

Current Assets:
Cash and cash equivalents	$2,590	$26,921
Marketable securities	—	8,310
Accounts receivable, less allowance for doubtful accounts	56,692	46,019
Current maturities of long-term receivables	6,831	4,476
Inventories	45,835	31,045
Costs and estimated earnings in excess of billings	22,314	17,375
Prepaid expenses and other	5,044	2,522
Deferred income taxes	7,761	6,213
Income taxes receivable	731	97
Rental equipment available for sale	188	286

Total current assets	147,986	143,264

Property and equipment, net	86,126	40,559
Advertising rights, net	3,830	3,112
Long-term receivables, less current maturities	11,211	8,756
Investments in affiliates	8,762	582
Goodwill	4,408	2,706
Intangible and other assets	3,391	636
Deferred income taxes	136	232

	$265,850	$199,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable, bank	$24,615	$—
Accounts payable	26,094	20,506
Accrued expenses and warranty obligations	21,849	15,396
Current maturities of long-term debt and marketing obligations	1,002	491
Billings in excess of costs and estimated earnings	18,293	19,760
Customer deposits	5,857	7,777
Deferred revenue	5,333	3,849
Income taxes payable	39	555

Total current liabilities	103,082	68,334

Long-term debt, less current maturities	592	131
Long-term marketing obligations, less current maturities	473	574
Long-term warranty obligations and other payables	5,366	3,864
Deferred income taxes	2,629	1,599

Total long-term liabilities	9,060	6,168

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 120,000,000 shares; 39,548,938 and 38,931,676 shares issued at April 28, 2007 and April 29, 2006, respectively	21,954	19,551
Additional paid-in capital	7,431	3,480
Retained earnings	124,469	102,381
Treasury stock, at cost 19,680 shares	(9)	(9)
Accummulated other comprehensive loss	(137)	(58)

	153,708	125,345

	$265,850	$199,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Net sales	$433,201	$309,370	$230,346
Cost of goods sold	306,604	215,296	157,137

Gross profit	126,597	94,074	73,209

Operating expenses:
Selling	54,047	40,104	32,840
General and administrative	20,008	10,983	10,434
Product design and development	15,627	11,172	10,499

	89,682	62,259	53,773

Operating income	36,915	31,815	19,436

Nonoperating income (expense):
Interest income (expense), net	1,086	1,702	1,242
Other income (expense), net	(1,219)	152	768

Income before income taxes	36,782	33,669	21,446
Income tax expense	12,355	12,708	5,786

Net income	$24,427	$20,961	$15,660

Earnings per share:
Basic	$0.62	$0.54	$0.41

Diluted	$0.59	$0.52	$0.39

Cash dividend paid per share	$0.06	$0.05	$—

Weighted average shares outstanding:
Basic	39,223	38,636	37,954

Diluted	41,311	40,506	40,274

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Total

Balance, May 1, 2004	$16,406	$2,274	$67,677	$(9)	$(84)	$86,264
Net income	—	—	15,660	—	—	15,660
Foreign currency translation adjustment	—	—	—	—	217	217
Net gains (losses) on derivative instruments	—	—	—	—	26	26

Comprehensive income	—	—	—	—	—	15,903
Tax benefits related to exercise of stock options	—	410	—	—	—	410
Exercise of stock options	835	—	—	—	—	835
Employee savings plan activity	498	—	—	—	—	498

Balance, April 30, 2005	17,739	2,684	83,337	(9)	159	103,910

Net income	—	—	20,961	—	—	20,961
Foreign currency translation adjustment	—	—	—	—	(206)	(206)
Net gains (losses) on derivative instruments	—	—	—	—	(11)	(11)

Comprehensive income	—	—	—	—	—	20,744
Tax benefits related to exercise of stock options	—	796	—	—	—	796
Exercise of stock options and warrants	1,186	—	—	—	—	1,186
Employee savings plan activity	626	—	—	—	—	626
Dividends paid	—	—	(1,917)	—	—	(1,917)

Balance, April 29, 2006	19,551	3,480	102,381	(9)	(58)	125,345

Net income	—	—	24,427	—	—	24,427
Foreign currency translation adjustment	—	—	—	—	(66)	(66)
Net gains (losses) on derivative instruments	—	—	—	—	(13)	(13)

Comprehensive income	—	—	—	—	—	24,348
Tax benefits related to exercise of stock options	—	1,856	—	—	—	1,856
Share-based compensation expense	—	2,095	—	—	—	2,095
Exercise of stock options and warrants	1,565	—	—	—	—	1,565
Employee savings plan activity	838	—	—	—	—	838
Dividends paid	—	—	(2,339)	—	—	(2,339)

Balance, April 28, 2007	$21,954	$7,431	$124,469	$(9)	$(137)	$153,708

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,427	$20,961	$15,660
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	13,298	8,915	7,387
Amortization	503	55	40
Gain on sale of property and equipment	(148)	(65)	(2)
Stock-based compensation	2,095	—	—
Equity in earnings and losses of affiliates	2,027	—	—
Provision for doubtful accounts	239	281	(172)
Deferred income taxes, net	(422)	(2,421)	56
Change in operating assets and liabilities	(27,413)	4,191	(592)

Net cash provided by operating activities	14,606	31,917	22,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,743)	(18,919)	(13,483)
Cash consideration paid for investment in affiliates	(13,779)	(165)	(1,024)
Sales (purchases) of marketable securities, net	8,309	(205)	(4,104)
Proceeds from sale of property and equipment	215	331	502

Net cash used in investing activities	(63,998)	(18,958)	(18,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	24,615	(88)	(154)
Proceeds from long-term debt	—	—	50
Proceeds from exercise of stock options and warrants	1,565	1,186	835
Principal payments on long-term debt	(102)	(913)	(1,493)
Excess tax benefits from stock-based compensation	1,411	—	—
Dividend paid	(2,339)	(1,917)	—

Net cash provided by (used in) financing activities	25,150	(1,732)	(762)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(89)	(267)	200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,331)	10,960	3,706

CASH AND CASH EQUIVALENTS:
Beginning	26,921	15,961	12,255
Ending	$2,590	$26,921	$15,961

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

        Nature of business: Daktronics, Inc. and its subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems and related products which are sold in a variety of markets throughout the world and rendering related services, including content development, marketing and maintenance services. Our products are designed primarily to inform and entertain people through the communication of content.

        Fiscal year: We operate on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. The years ended April 28, 2007, April 29, 2006 and April 30, 2005 consisted of 52 weeks.

        Principles of consolidation: The consolidated financial statements include our accounts and our wholly-owned subsidiaries – Daktronics France SARL, Daktronics Shanghai, Ltd., Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc. (formerly SportsLink, Ltd.); MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc., Daktronics Hoist, Inc. and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

        Investments in affiliates are accounted for by the equity method. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities and therefore are not required to be consolidated in our consolidated financial statements. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statement of income.

        Reclassifications: Certain reclassifications have been made to the fiscal year 2006 and 2005 financial statements to conform to the presentation used in the fiscal year 2007 financial statements. These reclassifications had no effect on shareholders’ equity or net income as previously reported. We reclassified certain prepayments from accounts payable to prepaid expenses, reclassified certain deferred revenue amounts to accrued expenses and warranty obligations, reclassified equity investments on the balance sheet from intangibles and other assets and combined current maturities of long-term debt and marketing obligations.

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

        Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily of government repurchase agreements and money market accounts and they are carried at cost that approximates market. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.

        Marketable securities: We classify investments in marketable securities as “available-for-sale” or “held-to-maturity” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Any investments that we intend to hold for more than one year are classified as long-term investments. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5 for a detailed description of our investments in marketable securities.

        Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market is determined on the basis of estimated realizable values.

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

        When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement and if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

        In cases where we receive the advertising rights as opposed to only cash payments in exchange for the equipment, revenue is recognized as it becomes earned and the related costs of the equipment are amortized over the term of the advertising rights, which were owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

        The cost of advertising rights and deferred costs, net of amortization, was $3,830 as of April 28, 2007 and $3,112 as of April 29, 2006.

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

        Services: Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.

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

        During the fiscal year ended April 28, 2007, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. Cash flow hedges were discontinued, causing the recognition of a gain or loss in other income (expense), net, of $11. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

        Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years

Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Equipment held for rental	2 - 7
Purchased and internally developed software	3 - 5
Demonstration Equipment	3 - 5
Transportation Equipment	5 - 7

        Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease. Our depreciation expense was $13,298, $8,915 and $7,387 for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively.

        Software Costs: We capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in “Property, Plant and Equipment” on our consolidated balance sheet. Software costs that do not meet capitalization criteria are expensed immediately.

        Goodwill and other intangible assets: We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on an annual basis and more frequently if circumstances warrant.

        Goodwill was $4,408 at April 28, 2007 and $2,706 at April 29, 2006. We performed an analysis of goodwill as of October 30, 2006 and October 30, 2005. The results of the analysis indicated that no goodwill impairment existed as of these dates.

        As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. Amortization expense for the fiscal years 2007, 2006 and 2005 was $503, $55 and $41, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 28, 2007 is $315 for fiscal years ending 2008, 2009 and 2010, $288 for fiscal year 2011, $245 for fiscal year 2012 and $1,007 thereafter, respectively. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 28, 2007:

	Gross Carrying Amount	Accumulated Amoritization	Net Value

Patents	$2,282	$133	$2,149
Non-compete agreements	348	72	276
Registered patents/trademarks	401	—	401
Other	87	27	60

	$3,118	$232	$2,886

        Insurance: We are self-insured for certain losses related to health and liability claims, although we obtain third-party insurance to limit our exposure to these claims. We estimate our self-insured liabilities using a number of factors, including historical claims experience. Our self-insurance liability was $1,070 and $690 at April 28, 2007 and April 29, 2006, respectively and is included in other current liabilities in our consolidated balance sheets.

        Foreign currency translation: Our foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are generally translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ equity.

        Income taxes: We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have a tax holidays in China that will expire in fiscal year 2012. The tax holiday had no effect on fiscal years 2007, 2006, 2005. We are unable to predict how these expirations will impact us in the future.

        Comprehensive income: We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investments in foreign affiliates is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

        The following sets forth the accumulated balances for each item included in the accumulated other comprehensive income:

	Foreign Currency translation adjustment	Net gains (losses) on derivative instruments	Accumulated other comprehensive income

Balance, May 1, 2004	$ (84)	$ —	$ (84)
Net Change	217	26	243

Balance, April 30, 2005	133	26	159
Net Change	(204)	(13)	(217)

Balance, April 29, 2006	(71)	13	(58)
Net Change	(66)	(13)	(79)

Balance, April 28, 2007	$ (137)	$ —	$ (137)

        Product design and development: All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products. Product development expenses for fiscal years 2007, 2006 and 2005 were $15,627, $11,172 and $10,499, respectively.

        Advertising costs: We expense advertising costs as incurred. Advertising expenses for fiscal years 2007, 2006 and 2005 were $1,345, $1,624 and $1,067, respectively.

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

        We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

        The following table presents information about us by geographic area:

	United States	Other areas	Total

Net sales for the fiscal year ended:
April 28, 2007	$389,210	$43,991	$433,201
April 29, 2006	278,136	31,234	309,370
April 30, 2005	206,009	24,337	230,346

Long-lived assets as of:
April 28, 2007	$84,746	$1,380	$86,126
April 29, 2006	39,446	1,113	40,559
April 30, 2005	29,597	1,456	31,053

        We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  For the year ended April 28, 2007, we had sales to one customer totaling approximately 10% of total sales.  We are not economically dependent on a limited number of suppliers for the inventory items because we have numerous suppliers world-wide.  For the year ended April 28, 2007, we had purchases from one supplier which approximated 11% of our total cost of goods sold.

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

        A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 follows.

	Net Income	Shares	Per Share Amount

For the year ended April 28, 2007:
Basic EPS	$24,427	39,223	$0.62
Effect of dilutive securities:
Exercise of outstanding stock options	—	2,088	(0.03)

Diluted EPS	$24,427	41,311	$0.59

For the year ended April 29, 2006:
Basic EPS	$20,961	38,636	$0.54
Effect of dilutive securities:
Exercise of outstanding stock options	—	1,870	(0.02)

Diluted EPS	$20,961	40,506	$0.52

For the year ended April 30, 2005:
Basic EPS	$15,660	37,954	$0.41
Effect of dilutive securities:
Exercise of outstanding stock options	—	2,320	(0.02)

Diluted EPS	$15,660	40,274	$0.39

        Options outstanding of 332 shares of common stock and weighted average share prices of $34.07 during the year ended April 28, 2007 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

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

        Stock-based compensation: Prior to April 30, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based compensation expense for options granted under our current stock option plans during the twelve months ended April 29, 2006 and April 30, 2005, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our employee stock purchase plan, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning and end of each offering period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each of those periods as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

        Effective April 30, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the twelve months ended April 28, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123 and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R.) Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R.) We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R.) See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

        Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective April 29, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” and No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No.155 may also be applied upon adoption of SFAS No.155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No, 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for us beginning in fiscal year 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

        In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108.)  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The adoption of this standard did not have any impact on our consolidated financial statements.

Note 2. Acquisitions

        During the first quarter of fiscal year 2007, we acquired a 50% equity interest in Arena Media Networks LLC, a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,000 for the investment and we account for this transaction under the equity method of accounting.

        During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment and we account for this transaction under the equity method of accounting.

        During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through a wholly-owned subsidiary. The business operates under the name Vortek, a division of Daktronics Hoist, Inc. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. We have not made Proforma disclosures, as the results of operations are not material to the consolidated financial statements. Hoffend was the world’s leading supplier of patented hoist systems for theater and sporting facilities and has been a supplier of ours in connection with center hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date. Contingent consideration of $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. The following table summarizes the allocation of the purchase price along with the related amortization periods, if any:

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

        On November 30, 2004, we acquired all of the assets and assumed certain liabilities of Dodge Electronics, Inc. (“Dodge”) and, on December 14, 2004, we acquired 100% of the outstanding stock of European Timing Systems, Ltd. Our consolidated statements of income include the results of operations of these acquisitions since the respective acquisition dates. Both acquisitions were paid for in cash and the related acquisition agreements contain provisions for contingent consideration based on the gross profit of future transactions connected with each business. The amount of the contingent consideration is not expected to be significant and will be treated as compensation expense as it becomes earned. The aggregate cost of these acquisitions was $1,024. Goodwill in the amount of $1,126 was recognized and $515 of that amount is expected to be fully deductible for tax purposes. Because these transactions are not material to us, no pro forma disclosures have been made.

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

        Impairment of long-lived assets: We recorded a pre-tax asset impairment charge of $340 and $581 for the years ended April 28, 2007 and April 29, 2006, respectively. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold.

        As of April 28, 2007 and April 29, 2006, $188 and $286, respectively, consisting primarily of rental equipment, was classified as equipment held for sale.

        During the second quarter of fiscal year 2005, we entered into a plan to sell the rental equipment owned by a wholly-owned subsidiary to allow us to focus more on sales of our new line of ProTour® displays and to provide deeper support to the display rental market. As a result, this equipment was classified in the balance sheet as rental equipment held for sale and, based on our analysis of recoverability, no loss had been recognized related to the equipment in accordance with SFAS No. 144. The business of equipment rental was not included within discontinued operations because it does not meet the requirement of SFAS No. 144, as we will continue to have involvement in rental operations through support of other rental companies in a similar fashion, primarily with redesigned products. During fiscal year 2006, the sale and related costs of sales of the equipment were reported in income from operations.

Note 4. Selected Financial Statement Data

	April 28, 2007	April 29, 2006

Inventories consist of the following:
Raw materials	$22,830	$15,841
Work-in-progress	14,503	6,025
Finished goods	8,502	9,179

	$45,835	$31,045

        We report inventories, net of the allowance for excess and obsolete inventory of $2,544 and $1,912 as of April 28, 2007 and April 29, 2006 respectively.

        Property and equipment consist of the following:

	April 28, 2007	April 29, 2006

Land	$3,275	$1,223
Buildings	36,822	20,470
Machinery and equipment	38,420	22,332
Office furniture and equipment	37,520	22,926
Equipment held for rent	2,600	2,182
Demonstration equipment	5,939	4,899
Transportation equipment	6,669	4,863

	131,245	78,895
Less accumulated depreciation	45,119	38,336

	$86,126	$40,559

        Accrued expenses consist of the following:

	April 28, 2007	April 29, 2006

Product Warranty	$7,711	$5,305
Compensation	3,743	5,043
Taxes, other than income taxes	7,513	2,874
Other	2,882	2,174

	$21,849	$15,396

        Non-operating expenses comprise of the following:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Interest income (expenses):
Interest income	$1,811	$1,843	$1,453
Interest expense	(725)	(141)	(211)

	1,086	1,702	1,242

Other income (expenses):
Foreign currency transaction income (losses)	$398	$(53)	$—
Equity in earnings and losses of affiliates	(2,027)	—	—
Gain on sale of property and equipment	148	65	6
Other	262	164	767

	$(1,219)	$152	$768

Note 5. Marketable Securities

        The following is a summary of marketable securities:

	April 28, 2007			April 29, 2006

	Cost	Gross Unrealized Gains (Losses)	Est. Fair Value	Cost	Gross Unrealized Gains (Losses)		Est. Fair Value

Government debt
securities-non U.S.	$—	$—	$—	$8,310		$—	$8,310

        Proceeds from sales of available-for-sale securities were $30,160 and $43,450 for the years ended April 28, 2007 and April 29, 2006, respectively. Purchases of available-for-sale securities were $38,460 and $43,655 for the years ended April 28, 2007 and April 29, 2006. The fair value of available-for-sale investments in debt securities by contractual maturity at April 29, 2006 was $8,310, with maturity dates of five to 10 years.

Note 6. Uncompleted Contracts

        Uncompleted contracts consist of the following:

	April 28, 2007	April 29, 2006

Costs incurred	$167,949	$162,569
Estimated earnings	60,113	56,053

	228,062	218,622
Less billings to date	224,041	221,007

	$4,021	$(2,385)

        Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 28, 2007	April 29, 2006

Costs and estimated earnings in excess of billings	$22,314	$17,375
Billings in excess of costs and estimated earnings	(18,293)	(19,760)

	$4,021	$(2,385)

Note 7. Receivables

        We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer. On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are at times secured by irrevocable letters of credit.

        Accounts receivable are reported net of an allowance for doubtful accounts of $1,591 and $1,241 at April 28, 2007 and April 29, 2006, respectively.

        We make estimates regarding the collectability of our accounts receivable, long-term receivables, costs and estimated earnings in excess of billings and other receivables. In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, customer creditworthiness, changes in customer payment cycles and current economic trends. If the financial condition of any customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. We charge off receivables at such time as it is determined that collection will not occur.

        In connection with certain sales transactions, we have entered into long-term sales contracts and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment and profit is recognized to the extent that the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $18,042 and $13,232 as of April 28, 2007 and April 29, 2006, respectively. Contract and lease receivables bearing annual interest at rates of 5.0% to 13.5% are due in varying annual installments through April 2017. The face amount of long-term receivables was $22,299 as of April 28, 2007 and $15,591 as of April 29, 2006. Included in accounts receivable as of April 28, 2007 was $843 of retainage on long-term contracts, all of which is expected to be collected in one year.

Note 8. Financing Agreements

         Long-term debt: Long-term debt consists of the following:

	April 28, 2007	April 29, 2006

0% mortgate, due in annual installments of $538 including interest through November 2008, secured by land	$1,005	$—
7.5% note payable due to bank, due in monthly installments of $11, including interest through July 2007, secured by equipment	12	51
Other	131	194

	$1,148	$245
Less current maturities	556	114

Total long-term debt	$592	$131

        The future maturities on long-term debt consist of the following:

Fiscal years ending:
2008	$556
2009	542
2010	25
2011	25

$1,148

        Credit agreements: We have a credit agreement with a bank which provides for a $45,000 line of credit and includes up to $10,000 for standby letters of credit. The interest rate on the line of credit ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 5.8% at April 28, 2007. Starting January 23, 2007, a facility fee equal to 0.1% per annum of any non-used portion of the loan is required under the credit agreement. The line of credit is due on November 15, 2008. As of April 28, 2007, $24,615 was advanced on the line of credit and, as of April 29, 2006, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75,000, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank that provides for a $350 line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 6.00% at April 28, 2007. As of April 28, 2007 and April 29, 2006, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Note 9. Shareholders’ Equity and Share-Based Compensation

        Common stock: On August 16, 2006, our shareholders approved an amendment to the articles of incorporation to increase the authorized number of shares from 60,000 to 120,000. Our authorized shares of 120,000 consist of 115,000 shares of common stock and 5,000 shares of “undesignated stock.” Our Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock, without shareholder approval.

        During the fiscal year ended May 1, 1999, we declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on December 9, 1998 to the stockholders of record on such date. Each right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $160 per one-hundredth of a preferred share, subject to the terms of the shareholder rights agreement pursuant to which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of our outstanding common shares. The rights expire on November 19, 2008, which date may be extended by our Board subject to certain additional conditions.

        Common stock warrants: In connection with the acquisition of a business in fiscal 2000, we issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants were exercisable at any time through December 29, 2006. During fiscal year 2007, warrants to purchase 13 shares of common stock were exercised and, as of April 29, 2006, all of these warrants had been exercised and there were none outstanding.

        Stock option plans: During fiscal year 2002, we established the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”) and ceased granting options under the 1993 Incentive Stock Option Plan, as amended and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”.) The 2001 Plans and the 1993 Plans authorize awards of incentive stock options to our employees and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Options granted have a maximum term of 10 years in the case of the 2001 Incentive Stock Option Plan and 1993 Incentive Stock Option Plan and seven years in the case of the Outside Directors Stock Option Plan and the 1993 Director Stock Option Plan. In addition, such options must have exercise prices equal to the market value of our common stock at the date of grant or 110% of market value at the date of grant in the case of an employee who owns more than 10% of all voting power of all classes of our stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the 2001 Incentive Stock Option Plans and over a three-year period in the case of options granted under the 2001 Outside Directors Option Plans. Under the 2001 Plans and the 1993 Plans, the actual period of vesting is determined at the time of the grant.

        The total number of shares of stock reserved and available for distribution under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Plan are 2,400 and 800 shares, respectively. At April 28, 2007, there were 707 shares available for granting options under the 2001 Plans. The total number of shares reserved under the 1993 Plans was 6,080 shares. Although the 1993 Plans remain in effect for options outstanding, no new options can be granted under the 1993 Plans.

        A summary of the status of the plans at the end of fiscal years 2007, 2006 and 2005 and changes during the fiscal years then ended follows:

	Year Ended

	April 28, 2007		April 29, 2006		April 30, 2005

	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share

Outstanding at beginning of year	3,292	$6.31	3,451	$4.92	3,538	$3.61
Granted	381	32.65	416	13.25	408	12.65
Cancelled or forfeited	(22)	2.79	(53)	6.20	(9)	1.91
Exercised	(561)	12.32	(522)	2.65	(486)	4.18

Outstanding at end of year	3,090	10.13	3,292	6.31	3,451	4.92

        Options for 2,136, 2,246 and 2,238 shares were exercisable at April 29, 2006, April 30, 2005 and May 1, 2004, respectively. The weighted average fair value of options granted were $5.37, $5.06 and $3.49 for the years ended April 29, 2006, April 30, 2005 and May 1, 2004, respectively.

        Employee Stock Purchase Plan:  We also have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the plan totals 738 shares at April 28, 2007. Common stock issued under the plan totaled approximately 68 shares in fiscal year 2007, 72 shares in fiscal year 2006 and 62 shares in fiscal year 2005.

        Impact of the Adoption of SFAS No. 123(R.):  See Note 2 for a description of our adoption of SFAS No. 123(R) effective on April 30, 2006. A summary of the share-based compensation expense for stock options and our ESPP that we recorded in accordance with SFAS No. 123(R) for the fiscal year ended April 28, 2007 is as follows:

April 28, 2007

Cost of sales	$150
Selling	1,008
General and administrative	576
Product development and design	361

$2,095

Decrease of net income per share
to common stockholders	$0.05

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $1,411 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the year ended April 28, 2007.

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

        Expected Volatility. In implementing SFAS No. 123(R), we reevaluated our expected volatility assumption used in estimating the fair value of employee options. We estimate the volatility of our common stock at the date of grant based on historical volatility, consistent with SFAS No. 123(R) and SAB No. 107. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

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

        We used the following assumptions to estimate the fair value of options granted:

		Year Ended

	April 28,	April 29,	April 30,
	2007	2006	2005

Dividend Yield	0.20% - 0.25%	None	None
Expected volatility	36% - 39%	39%	38%
Risk-free interest rate	4.7% - 4.8%	3.3% - 4.3%	3.1% - 3.6%
Expected life of option	5 yr.	5 yr.	5 yr.

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

        Share-Based Compensation Expense and Stock Option Activity. We recorded $2,095 in share-based compensation expense, which consists of $1,851 for stock options and $243 for our ESPP, for the fiscal year ended April 28, 2007. As of April 28, 2007, there was $6,244 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

        During the fiscal year ended April 28, 2007, we granted options to purchase 48 shares of our common stock under the 2001 Directors Stock Option Plan, which had a fair value of $400 and granted options to purchase 333 shares of our common stock under the 2001 Incentive Stock Option Plan, which had a fair value of $4,141.

        A summary of stock option activity under all stock option plans during the fiscal year ended April 28, 2007 is as follows:

	April 28, 2007

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 29, 2006	3,292	$6.31	4.91	$33,370
Granted	381	32.65	—	—
Cancelled or forfeited	(22)	12.32	—	(305)
Exercised	(561)	2.79	—	(13,139)

Outstanding at April 28, 2007	3,090	10.13	6.06	45,925

Shares vested and expected to vest	2,780	10.15	5.46	41,332
Exercisable at April 28, 2007	1,973	$5.27	4.78	$36,806

        We define in-the-money options at April 28, 2007 as options that had exercise prices that were lower than the $23.92 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at April 28, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were 1,973 of in-the-money options exercisable at April 28, 2007.

        We received $1,565 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 28, 2007. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $1,856 for the same period.

        Comparable Disclosure. Prior to April 30, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the fiscal year ended April 29, 2006 and April 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to April 30, 2006:

	Year Ended
	April 29, 2006	April 30, 2005

Net income, as reported	$20,961	$15,660
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(650)

Pro forma net income	$20,183	$15,010

Net income per share:
Basic as reported	$0.54	$0.41
Basic - pro forma	$0.52	$0.40
Diluted as reported	$0.52	$0.39
Diluted - pro forma	$0.50	$0.38

Note 10. Employee Benefit Plans

        We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us equal to 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,532, $1,329 and $1,048 to the plan for the fiscal years 2007, 2006 and 2005, respectively.

        Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code. It allows employees to purchase shares of our common stock, subject to annual limitations, at a price equal to of 85% of the lower of the fair market value of the common stock at the beginning or the end of each six-month offering period. The total number of shares reserved under this plan is 1,000 shares. We issued 67 and 72 shares during the fiscal years ended April 28, 2007 and April 29, 2006. As of April 28, 2007, participants in the plan had accumulated $613 to purchase our stock.

        We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of April 28, 2007 and April 29, 2006 were $619 and $600, respectively. Contributions for each of the fiscal years ending April 28, 2007 and April 29, 2006 were $20 respectively. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11. Income Taxes

        Income tax expense consists of the following:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Current:
Federal	$11,543	$13,492	$4,315
State	1,896	1,958	1,116
Deferred taxes (credits)	(1,084)	(2,742)	355

	$12,355	$12,708	$5,786

        The components of the net deferred tax asset are as follows:

	April 28, 2007	April 29, 2006	April 30, 2005

Deferred tax assets:
Product warranty accrual	$5,713	$4,252	$3,090
Vacation accrual	1,117	869	821
Reserves for excess and obsolete inventory	1,012	761	944
Allowance for doubtful accounts	574	484	376
Amortization of intangible assets	247	275	441
Net operating loss carry forwards	90	101	596
Other accruals and deferrals	41	308	201
Other	354	501	140

	9,148	7,551	6,609
Deferred tax liabilities:
Property and equipment	3,880	2,705	4,184

	$5,268	$4,846	$2,425

        The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 28, 2007	April 29, 2006	April 30, 2005

Current assets	$7,761	$6,213	$5,076
Concurrent assets	136	232	782
Noncurrent liabilities	2,629	1,599	3,433

	$5,268	$4,846	$2,425

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Computed income tax expense at federal statutory rate	$12,757	$12,140	$7,499
State taxes, net of federal benefit	1,267	892	816
Research and development tax credit	(1,778)	(616)	(2,343)
Meals and entertainment	447	415	393
Extraterritorial income exclusion	(211)	(149)	(343)
Domestic production activities deduction	(357)	(328)	—
Other, net	230	354	(236)

        At April 28, 2007, we had foreign net operating loss carry-forwards totaling $1,249, of which $1,195 have an unlimited carry-forward period and $90 have a ten-year carry-forward period and expire in 2015. Our Canadian subsidiary had research and development tax credit carry-forwards totaling $46, net of the applicable tax liability related to their use, which have a ten year carry-forward and expire between 2013 and 2015 and approximately $709 of future tax deductions related to research and development expenditures which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

        The income attributable to domestic and foreign operations is as follows:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Domestic	$25,356	$21,239	$16,593
Foreign	793	(278)	(933)

	$26,149	$20,961	$15,660

Note 12. Cash Flow Information

        The changes in operating assets and liabilities consists of the following:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

(Increase) decrease:
Accounts receivable	$(9,232)	$(22,537)	$5,351
Long-term receivables	(4,810)	1,864	(1,058)
Inventories	(11,335)	(5,902)	(7,751)
Costs and estimated earnings in excess of billings	(4,939)	(2,074)	(2,433)
Prepaid expenses and other	(2,462)	2,276	(1,094)
Income taxes receivable	(634)	1,715	(1,812)
Advertising rights	(718)	(1,389)	(308)
Other assets	(213)	—	—
Increase (decrease):
Accounts payable and accrued expenses	10,014	8,419	6,603
Customer deposits	(2,077)	3,611	1,337
Billings in excess of costs and estimated earnings	(1,467)	14,297	(1,304)
Long-term warranty obligations and other payables	577	2,508	222
Income taxes payable	85	1,350	1,222
Marketing obligations	(32)	53	433

	$(27,243)	$4,191	$(592)

        Supplemental disclosures of cash flow information consist of the following:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Cash payments for:
Interest	$507	$116	$191
Income taxes, net of refunds	11,846	12,229	6,747

        Supplemental schedule of non-cash investing and financing activities consist of the following:

	Year Ended

	April 28, 2007	April 29, 2006	April 30, 2005

Demonstration equipment transferred to inventories	$2,729	$423	$—
Tax benefits related to exercise of stock options	1,411	796	410
Business acquired through long-term debt	—	75	—
Contributions of common stock under the employee stock purchase plan	837	625	498
Purcahse of plan and equipment included in accounts payable and notes payable	2,716	—	—
Transfer of equipment to affiliates	225	—	—

Note 13. Fair Value of Financial Instruments

        The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for our off-balance-sheet instruments (contingent liability for contracts sold with recourse and the contingent liability for the guarantee of debt) are not significant. The notes payable, bank, are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value. The fair values of all outstanding derivative instruments were determined using quoted market prices.

Note 14. Commitments and Contingencies

        In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee in the amount of $200 under the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Revenue related to this transaction of $4,774 was recognized during fiscal year 2007.

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

        Changes in our product warranties during the years ended April 28, 2007 and April 29, 2006 consisted of the following:

	Year Ended

	April 28, 2007	April 29, 2006

Balance at beginning of year	$8,102	$5,028
Warranties issued during the period	11,358	6,566
Settlements made during the period	(7,455)	(4,618)
Changes in liability for pre-existing warranties during the period, including expirations	(1,490)	1,126

Balance at end of year	$10,515	$8,102

        In connection with certain international transactions and long-term contracts, we have entered into various performance guarantees. As of April 28, 2007, we had outstanding $965 in standby letters of credit and $11,227 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

        We lease office space for various sales and service locations throughout the world and various equipment, primarily office equipment. Rental expense for operating leases amounted to $1,549, $1,311 and $1,201 at April 28, 2007, April 29, 2006 and April 30, 2005, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at April 28, 2007:

Fiscal Years Ending	Amount

2008	$2,230
2009	1,873
2010	1,267
2011	1,102
2012	429
Thereafter	410

$7,311

         From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of April 28, 2007, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Years Ending	Amount

2008	$136
2009	88
2010	87

$311

Note 15. Investments in Affiliates and Related Party Transacations

        We own a 50% interest in FuelCast International, LLC and Arena Media Networks.  FuelCast International, LLC operates a network of message centers at petroleum retailers.  Arena Media Networks operates a national network of advertising displays at major league arenas.  We also own a 49% interest in Ledtronics SDN BHD, which operates a display manufacturing and sales business utilizing our technology in Malaysia.  Our equity investment balance in these investments was $8,762 and $582 as of April 28, 2007 and April 29, 2006, respectively.

        Equity in earnings (losses) in these joint ventures was ($2,027) for the year ended April 28, 2007 and was immaterial for prior years.  At April 28, 2007 and April 29, 2006, we had receivables from these affiliates in the amount of $2,397 and $249, respectively.  The receivables result from transactions in the normal course of business and are included within accounts receivable.  We also had $1,822 and $13 included in long-term receivables as of April 28, 2007 and April 29, 2006, respectively.  During the years ended April 28, 2007, April 29, 2006 and April 30, 2005, we recorded revenues associated with equipment and service deliveries of $4,293, $1,577 and $1,277, respectively, relating to these related parties. We have no payables to these affiliates. However, we purchase inventory items from Ledtronics in the normal course of business. During the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005, we purchased inventory items in the amount of $648, $860 and $821, respectively from Ledtronics.

Note 16. Quarterly Financial Data (Unadited)

        The following table presents summarized quarterly financial data:

Fiscal Year 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$92,153	$123,530	$106,731	$110,787
Gross profit	26,375	35,487	32,336	32,379
Net income	4,987	8,891	7,027	3,521
Basic earnings per share	0.13	0.23	0.18	0.09
Diluted earnings per share	0.12	0.22	0.17	0.09

Fiscal Year 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$72,345	$75,802	$71,050	$90,173
Gross profit	22,194	22,317	22,026	27,537
Net income	4,632	5,185	4,041	7,103
Basic earnings per share	0.12	0.13	0.10	0.18
Diluted earnings per share	0.12	0.13	0.10	0.17

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of April 28, 2007, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 28, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the quarter ended April 28, 2007, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 28, 2007.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 28, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 59.

/s/ James B. Morgan

James B. Morgan
Chief Executive Officer
June 22, 2007

/s/ William R. Retterath

William R. Retterath
Chief Financial Officer
June 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Daktronics, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Daktronics, Inc. (“the Company”) maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria.) The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Daktronics, Inc. maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Daktronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. as of April 28, 2007 and April 29, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 28, 2007 of Daktronics, Inc. and our report dated June 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
June 22, 2007

Item 9B. OTHER INFORMATION

        None.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information under the heading “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed on or about June 22, 2007 is incorporated herein by reference. The information regarding executive officers is included in Part I, Item 1, of this report under the caption “Directors and Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        Information regarding compensation of directors and officers for the fiscal year ended April 28, 2007 is in the Proxy Statement to be filed on or about June 22, 2007 under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

        We maintain a Code of Conduct which applies to all of our employees, officers and Directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other financial and accounting management employees. A copy of our Code of Conduct can be obtained from our Internet website at www.daktronics.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. Information on or available through our website is not part of this report. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date we have not granted a waiver from the Code of Conduct.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed on or about June 22, 2007 under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item is incorporated by reference from the sections entitled "Proposal One - Election of Directors - Independent Directors" and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement to be filed on or about June 22, 2007. There are no disclosures of related party transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding our principal accountant is under the heading “Relationship with Independent Auditors” in our Proxy Statement to be filed on or about June 22, 2007.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            (a)(1)  Financial Statements

Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 28, 2007 and April 29, 2006
Consolidated Statements of Income for each of the three years in the period ended April 28, 2007, April 29, 2006 and April 30, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended April 28, 2007, April 29, 2006 and April 30, 2005
Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended April 28, 2007, April 29, 2006 and April 30, 2005
Notes to Consolidated Financial Statements

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

.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, InfoNet™, Keyframe®, OmniSport®, On the Road®, ProAd®, ProPixel®, ProRail®, ProStar®, Pro Sport®, ProTour®, ProCast™, Scoreboard Sales and Service®, Sportsound®, SportStar™, SportsLink®, Starburst®, SunSpot®, Tuff Sport®, Vanguard®, V-Play®, Venus®, V-Net®, V-Show™, V-Link® and Vortek® are trademarks of Daktronics, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2007.

DAKTRONICS, INC.
By:	/s/ James B. Morgan

Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ William R. Retterath

Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 22, 2007

Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 22, 2007

Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 22, 2007

Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 22, 2007

Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 22, 2007

Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 22, 2007

James B. Morgan

By /s/ John L. Mulligan	Director	June 22, 2007

John L. Mulligan

By /s/ Duane E. Sander	Director	June 22, 2007

Duane E. Sander

By /s/ James A. Vellenga	Director	June 22, 2007

James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 28, 2007, April 29, 2006 and April 30, 2005
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year

2007	$1,241	$476	$(127)	$1,590
2006	960	596	(315)	1,241
2005	1,131	325	(496)	960

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