Form 10-Q
period 2007-07-28
DAKTRONICS INC /SD/
filed 2007-08-20
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Large Accelerated Filer [ X ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                             Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of August 15, 2007 was 39,815,164.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 28, 2007

TABLE OF CONTENTS

			Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS			2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS AS OF JULY 28, 2007 AND APRIL 28, 2007		3
	CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
		ENDED JULY 28, 2007 AND JULY 29, 2006	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
		ENDED JULY 28, 2007 AND JULY 29, 2006	6
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS		7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS		15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			24
ITEM 4. CONTROLS AND PROCEDURES			25

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			26
ITEM 1A. RISK FACTORS			26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			26
ITEM 5. OTHER INFORMATION			27
ITEM 6. EXHIBITS			30

SIGNATURE			31

EXHIBIT INDEX:

Ex.	10.1	DAKTRONICS, INC 2007 STOCK INCENTIVE PLAN
Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 28, 2007 in the section entitled “Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 28,	April 28,
	2007	2007
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 7,161	$ 2,590
Accounts receivable, less allowance for doubtful accounts	57,829	56,692
Inventories	50,807	45,835
Costs and estimated earnings in excess of billings	33,551	22,314
Current maturities of long-term receivables	6,848	6,831
Prepaid expenses and other	4,469	5,044
Deferred income taxes	7,854	7,761
Income taxes receivable	—	731
Rental equipment available for sale	190	188
Total current assets	168,709	147,986

Advertising rights, net	3,629	3,830
Long-term receivables, less current maturities	14,079	11,211
Investments in affiliates	8,991	8,762
Goodwill	4,469	4,408
Intangible and other assets	3,314	3,391
Deferred income taxes	73	136
	34,555	31,738

PROPERTY AND EQUIPMENT:
Land	3,275	3,275
Buildings	41,711	36,822
Machinery and equipment	42,795	38,420
Office furniture and equipment	40,442	37,520
Equipment held for rental	2,891	2,600
Demonstration equipment	6,687	5,939
Transportation equipment	6,681	6,669
	144,482	131,245
Less accumulated depreciation	49,614	45,119
	94,868	86,126
TOTAL ASSETS	$ 298,132	$ 265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	July 28,	April 28,
	2007	2007
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$ 25,682	$ 24,615
Accounts payable	39,506	26,094
Accrued expenses and warranty obligations	22,696	21,849
Current maturities of long-term debt and marketing obligations	967	1,002
Billings in excess of costs and estimated earnings	23,423	18,293
Customer deposits	6,922	5,857
Deferred revenue	6,480	5,333
Income taxes payable	3,207	39
Total current liabilities	128,883	103,082

Long-term debt, less current maturities	597	592
Long-term marketing obligations, less current maturities	480	473
Long-term warranty obligations and other payables	5,258	5,366
Deferred income taxes	2,629	2,629
	8,964	9,060
TOTAL LIABILITIES	137,847	112,142

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 39,803,644 and 39,548,938 shares
issued at July 28, 2007 and April 28, 2007, respectively	23,298	21,954
Additional paid-in capital	8,223	7,431
Retained earnings	128,810	124,469
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(37)	(137)
TOTAL SHAREHOLDERS' EQUITY	160,285	153,708
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 298,132	$ 265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	July 28,	July 29,
	2007	2006

Net sales	$ 120,923	$ 92,153
Cost of goods sold	84,044	65,778
Gross profit	36,879	26,375

Operating expenses:
Selling	14,844	12,446
General and administrative	6,002	3,728
Product design and development	4,756	3,619
	25,602	19,793
Operating income	11,277	6,582

Nonoperating income (expense):
Interest income	384	645
Interest expense	(426)	(26)
Other income (expense), net	(302)	107

Income before income taxes	10,933	7,308
Income tax expense	3,822	2,321
Net income	$ 7,111	$ 4,987

Earnings per share:
Basic	$ 0.18	$ 0.13
Diluted	$ 0.17	$ 0.12

Cash dividend paid per share	$ 0.07	$ 0.06

Weighted average shares outstanding:
Basic	39,638	38,974
Diluted	41,260	41,082

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	July 28,	July 29,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 7,111	$ 4,987
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,505	2,784
Amortization	79	12
Gain on sale of property and equipment	(1)	(1)
Stock-based compensation	608	406
Equity in earnings and losses of affiliates	526	—
Provision for doubtful accounts	28	97
Deferred income taxes, net	(30)	(784)
Change in operating assets and liabilities	6,657	(1,024)
Net cash provided by operating activities	19,483	6,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,343)	(7,450)
Cash consideration paid for investment in affiliates	(750)	(6,008)
Sales (purchases) of marketable securities, net	—	(90)
Proceeds from sale of property and equipment	23	19
Net cash used in investing activities	(14,070)	(13,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	28,818	—
Payments on notes payable	(27,750)	—
Proceeds from exercise of stock options and warrants	732	335
Excess tax benefits from stock-based compensation	177	205
Principal payments on long-term debt	(12)	(16)
Dividend paid	(2,770)	(2,339)
Net cash used in financing activities	(805)	(1,815)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	(127)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,571	(8,994)

CASH AND CASH EQUIVALENTS:
Beginning	2,590	26,921
Ending	$ 7,161	$ 17,927

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$ 408	$ 12
Income taxes, net of refunds	632	828

Supplemental schedule of non-cash investing and
financing activities:
Demonstration equipment transferred to inventory	154	509
Purchase of property and equipment included in accounts
payable	—	1,601

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 28, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 28, 2007, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, excess and obsolete inventory, the reserve for doubtful accounts, stock-base compensation and income taxes. Changes in estimates are reflected in the periods in which they become known.

Note 2. Significant Accounting Policies

Income taxes.  We account for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on April 29, 2007.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, April 29, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006 and 2007 are the only years remaining open under statutes of limitations. Certain subsidiaries, are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.

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

Changes in our product warranties for the three months ended July 28, 2007 consisted of the following:

Amount
Beginning accrued warranty costs	$ 10,515
Warranties issued during the period	2,297
Settlements made during the period	(2,410)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	387
Ending accrued warranty costs	$ 10,789

Lease Commitments. We lease office space for sales and service locations, vehicles and various equipment, primarily office equipment. Rental expense for operating leases was $634 and $396 for the three months ended July 28, 2007 and July 29, 2006, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 28, 2007:

Fiscal Year	Amount
2008	$ 1,571
2009	2,024
2010	1,283
2011	1,225
2012	451
Thereafter	446
Total	$ 7,000

Purchase Commitments.From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of July 28, 2007, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Year	Amount
2008	136
2009	88
2010	88
Total	$ 312

Note 3. Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No, 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for us beginning in fiscal year 2009; however, early adoption is permitted.  We are currently assessing the impact of adoption of SFAS No. 157.

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

In cases where we receive advertising rights, as opposed to only cash payments, in exchange for the equipment, revenue is recognized as it becomes earned and the related costs of the equipment are amortized over the term of the advertising rights, which are owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred income.

The cost of advertising rights, net of amortization, was $3,629 as of July 28, 2007 and $3,830 as of April 28, 2007.

Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts is deferred and recognized ratably as net sales over the term of the contracts, which varies up to 10 years.

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

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and continuing technical support for operators of our equipment are recognized as net sales when the services are performed.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. Dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No.138,” requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

During the three months ended July 28, 2007, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

As of July 28, 2007, we expect to reclassify $5 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 28, 2007 and July 29, 2006 follows:

	Net Income	Shares	Per Share Amount
For the three months ended July 28, 2007:
Basic earnings per share	$ 7,111	39,638	$ 0.18
Effect of dilutive securities:
Exercise of outstanding stock options	—	1,622	(0.01)
Diluted earnings per share	$ 7,111	41,260	$ 0.17

For the three months ended July 29, 2006:
Basic earnings per share	$ 4,987	38,974	$ 0.13
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	—	2,108	(0.01)
Diluted earnings per share	$ 4,987	41,082	$ 0.12

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

Goodwill, net of accumulated amortization, was $4,469 at July 28, 2007 and $4,408 at April 28, 2007. We performed an analysis of goodwill as of October 30, 2006. The result of this analysis indicated that no goodwill impairment existed as of that date.

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 28, 2007 was $315 for the fiscal years ending 2008, 2009 and 2010, $288 for 2011, $245 for 2012 and $1,007 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of July 28, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$2,282	$190	$2,092
Non-compete agreements	348	89	259
Registered trademarks	401	-	401
Other	87	31	56
	$3,118	$310	$2,808

Note 7. Inventories

Inventories consist of the following:

	July 28,	April 28,
	2007	2007

Raw materials	$ 23,818	$ 22,830
Work-in-process	10,251	8,502
Finished goods	16,738	14,503
	$ 50,807	$ 45,835

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

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table presents information about us by geographic area:

	United States	Others	Total
Net sales for three months ended:
July 28, 2007	$ 111,838	$ 9,085	$ 120,923
July 29, 2006	79,806	12,347	92,153

Long-lived assets at:
July 28, 2007	$ 93,384	$ 1,484	$ 94,868
July 29, 2006	45,311	976	46,287

Note 9. Equipment Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value less cost of selling the asset. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

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

During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through a wholly-owned subsidiary. The business operates under the name Vortek, a division of Daktronics Hoist, Inc. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to the consolidated financial statements. Hoffend was the world’s leading supplier of patented hoist systems for theater and sporting facilities and has been a supplier of ours in connection with center hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date. Contingent consideration of $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000.

Note 11. Share-Based Compensation

Description of Plans. As of July 28, 2007, we had two plans under which we were permitted to grant incentive and non-qualified stock options (the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan) and two plans under which we were permitted to grant non-qualified stock options (the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan, collectively, the “Prior Plans”). The Prior Plans authorized the awards of incentive stock options to our employees and nonqualified stock options to non-employees and outside directors as compensation for services rendered. Under the Prior Plans, options have a maximum term of 10 years in the case of the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan and seven years in the case of the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan. In addition, such options must have exercise prices equal to the market value of our common stock at the date of grant or 110% of the market value at the date of grant in the case of an option granted to an employee who owns more than 10% of all voting power of all classes of our stock then outstanding. The options generally vest ratably over a five-year period in the case of options granted under the 1993 Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan and three years in the case of options granted under the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors Stock Option Plan. The actual vesting period is determined at the time of grant.

On August 15, 2007, our shareholders approved, which made effective, the 2007 Stock Incentive Plan (2007 Plan), which prohibits additional grants under the Prior Plans and authorizes grants of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and deferred stock to our employees, non-employee directors and various consultants. There were a total of 4,000 shares authorized under the 2007 Plan.

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period.

Share-Based Compensation Expense. A summary of the share-based compensation expense for stock options and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended
	July 28,	July 29,
	2007	2006
Cost of sales	$ 64	$ 35
Selling	310	133
General and administrative	123	168
Product development and design	111	70
	$ 608	$ 406
Decrease of net income per share to common shareholders	$ 0.02	$ 0.01

As of July 28, 2007, there was $6,162 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

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

A summary of comprehensive income that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended
	July 28,	July 29,
	2007	2006
Net income	$ 7,111	$ 4,987
Net foreign currency translation adjustment	95	(121)
Net gain on derivatives	5	9
Total comprehensive income	$ 7,211	$ 4,875

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include live events, commercial, transportation and schools and theaters.

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

We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2008 and 2007 each contain 52 weeks.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of both July 28, 2007 and April 28, 2007, we had an allowance for doubtful accounts balance of approximately $1.6 million.

Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of July 28, 2007 and April 28, 2007, we had approximately $10.8 million and $10.5 million reserved for these costs, respectively.

Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of July 28, 2007 and April 28, 2007, we had $6.5 million and $5.3 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information become available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

Stock-based compensation: We use the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and employee stock purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividend yield.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share for a future period.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	July 28,	July 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	69.5%	71.4%
Gross profit	30.5%	28.6%
Operating expenses	21.2%	21.5%
Operating income	9.3%	7.1%
Interest income	0.3%	0.7%
Income expense	(0.4%)	0.0%
Other income (expense), net	(0.2%)	0.1%
Income before income taxes	9.0%	7.9%
Income tax expense	3.2%	2.5%
Net income	5.8%	5.4%

NET SALES

Net sales increased 31.2% to $120.9 million for the three months ended July 28, 2007 as compared to $92.2 million for the same period in fiscal year 2007.

For the quarter ended July 28, 2007, net sales increased in all four of our domestic business units, with the commercial business unit experiencing the greatest percentage growth rate at over 62%. The live events, schools and theaters and transportation business units were up 27%, 48% and 29%, respectively, while the international business unit was down 45%. Overall domestic net sales for the quarter ended July 28, 2007 were up over 40%. As a percent of overall net sales, standard product orders were approximately 25% of net sales for the first quarter of fiscal year 2008 and 2007.

The level of net sales generated during the first quarter of fiscal year 2008 in all business units increased over the first quarter of fiscal year 2007 in part due to the elimination of capacity constraints within our manufacturing facilities, both in terms of space and personnel, which occurred in fiscal year 2007.

As reported in prior filings, we made two investments in media companies in the first quarter of fiscal year 2007, one that owns and controls the nation’s largest network of digital LCD and plasma screens in professional sports facilities and the other company that owns and controls the nation’s largest gas pump digital display network. Both of these transactions were intended to help us generate more recurring revenue opportunities and expand our services businesses. Also, these companies are non-consolidated entities, and therefore their sales are not included in our net sales. During the second quarter of fiscal year 2007, we acquired certain operating assets of Hoffend & Sons, Inc., a leader in the automated hoist business for sporting and theater applications. There were no sales included in the first quarter of fiscal year 2007 for this business while the first quarter of fiscal year 2008 includes net sales from this business of approximately $3 million.

Commercial Business Unit. The increase in net sales in the commercial business unit in the first quarter of fiscal year 2008 over fiscal year 2007 is attributed to both standard orders and custom projects. The increase in custom projects is due primarily to the increase in orders from outdoor advertising companies, while the increase in standard product orders is due to the growth in our Galaxy displays both within the national account portion of our business and through resellers. Overall, the commercial market continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We believe that the outdoor advertising business has a few important constraints to more rapid deployment, including regulatory and economic constraints, which to date our customers have been successful at overcoming. Taking this into account, we expect this portion of our business to continue to be an important driver of growth throughout fiscal year 2008. We expect that the growth in the commercial market will continue into the rest of fiscal year 2008 but at a lower rate than we experienced in the first quarter.

As the outdoor advertising business has become a larger percent of our mix, we believe that the seasonality of that business could become a factor in the fluctuation of our net sales as the deployment of displays softens in the winter months. Generally speaking, seasonality is not a material factor in the rest of the commercial business. This industry continues to increase the demand for digital displays in place of traditional billboards. Our rate of growth in the commercial business unit could vary significantly depending on our success in capturing and retaining the business of the major billboard companies as well as their rate of deployment.

Our growth in the commercial market depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007.

Live Events Business Unit. The approximately 27% increase in net sales in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 in the live events business unit resulted primarily from the higher level of orders booked in the large sports venue market in the fourth quarter of fiscal year 2007 as compared to the fourth quarter of fiscal 2006. Growth in the large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays, or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were not significant in the first quarter of fiscal year 2007 or 2008. Net sales in both markets were less than 5% of total sales for the first quarter of fiscal year 2008.

An important factor in orders and net sales for the remainder of fiscal year 2008 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue market in fiscal year 2008. Each of these transactions could range in value from $10 million to potentially $20 million and, depending on which transactions (if any) we are awarded, we could see a significant variation in the level of net sales, primarily in the second half of the fiscal year and in backlog. As a result, the ultimate net sales growth in the live events business unit is difficult to estimate, but assuming that we prevail in winning projects based on our current market share, net sales to the live events business unit could expand in excess of 20%.

Orders (as opposed to net sales) in the live events business unit were down in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. This decrease was primarily the result of the timing of the orders. In the fourth quarter of fiscal year 2007, we booked an unusually large number of orders which otherwise would have been booked in the first quarter of fiscal 2008. This reflects the normal impact of timing of this business unit. Overall, we expect orders to continue to expand for fiscal year 2008 for the same reasons net sales are expected to increase.

              Schools and Theaters Business Unit. The increase in net sales in the schools and theaters business unit for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 was due to the acquisition of the hoist business of Hoffend & Sons, Inc. in the second quarter of fiscal year 2007, the easing of capacity constraints and the increased orders being booked as we further penetrate the market. The growth of the business, excluding the hoist acquisition, was in excess of 20%, which is slightly higher than our expectations for that business for the year as a whole. The growth of this business is driven to a large degree by the depth, quality, performance and service of the products offered. Orders within this business unit grew at a rate similar to net sales.

Transportation Business Unit. The increase in net sales in the transportation business unit resulted from an increase in spending on state and local transportation projects. This increase, which relates primarily to sales of our Vanguard® product line, was due in part to furthering our penetration with more jurisdictions across the United States. Orders in the transportation market were up significantly more than net sales for the first quarter of fiscal year 2008 as compared to the same period in fiscal year 2007. We believe that the increase in orders and net sales is due to legislation passed during calendar year 2005 by Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and as a result of gaining market share. For fiscal year 2008 as a whole, we expect that sales will continue to grow in excess of 15% as a result of the gains we made in market share and the increased government spending, which we believe will continue.

International Business Unit. The decline in net sales in the international business unit in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 was primarily the result of the timing of order bookings. Orders as compared to net sales increased over 80% in the same periods. Due to the focus on large contracts on an international basis and the small number of contracts actually booked, this volatility is not unusual. Overall, we are making considerable investments in growing our business internationally where we do not have the same market share as we do domestically, and we believe net sales will increase significantly in all of fiscal year 2008 as compared to 2007. We continue to see success with our efforts in Asia and as a result of our expanding line of ProTour products, and we expect that European sales will also expand. Orders in this business unit increased for the same reasons as noted in the individual domestic business units.

We occasionally sell products in exchange for the advertising revenues generated from use of products. These sales represented 1.1% of net sales for the first quarter of fiscal year 2008. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

The order backlog as of July 28, 2007 was approximately $142 million as compared to $123 million as of July 29, 2006 and $127 million at the beginning of the first quarter of fiscal year 2008. Historically, our backlog varies due to the timing of large orders. Our order backlog as of July 28, 2007 was higher in all business units, except commercial, when compared to the backlog as of July 29, 2006 and in all business units when compared to April 28, 2007. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above. In addition, the decline in backlog on the commercial business unit is more of a factor relating to the decline in lead times.

GROSS PROFIT

Gross profit increased 39.8% to $36.8 million for the first quarter of fiscal 2008 as compared to $26.4 million for the first quarter of fiscal year 2007. As a percent of net sales, gross profit was 30.5% and 28.6% for three months ended July 28, 2008 and July 29, 2007, respectively. The primary factors causing the increase in gross margin percentage was the decrease in certain raw materials costs arising early in the quarter combined with improved performance overall in manufacturing, as we are past the capacity constraints and the impact of a few contracts in the first quarter of fiscal year 2007 which experienced unusual cost overruns as described in previous filings. These benefits were partially offset by the impact of a few large projects which we booked at unusually low gross profit margins.

                We expect that gross profit margins will be the same or slightly higher in the second quarter of fiscal year 2008. However, depending on the competitive environment, the actual mix and the level of future sales, the effects of the new capacity, continued investment in lean manufacturing concepts and other factors described elsewhere in this report, margin percentages may not increase and could decrease from the level of the first quarter. The negative factors on gross profit are expected to be offset by the effects of process improvements in manufacturing and various other factors. We also believe that the gross margin percentages could increase slightly in fiscal year 2008 as a whole as compared to fiscal year 2007; however, the impact of the large sports contracts mentioned above, to the extent we are successful in winning them, could have an adverse impact on the margin percent due to the competitive nature of that business but should drive improvement in earnings per share.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 29.3% to $25.6 million in the first quarter of fiscal year 2008 from $19.8 million in the first quarter of fiscal year 2007. As a percent of net sales, operating expenses decreased to 21.2% of net sales from 21.5% of net sales. All areas of operating expense were affected by the increase in personnel throughout fiscal year 2007 and the related costs of supporting that personnel growth. During the first quarter of fiscal year 2008, we took steps to slow down the rate of growth of personnel in non-manufacturing areas in an effort to drive improved operating margins. We were successful in slowing the rate of growth: however, there are areas where we will need to invest in personnel, which will continue to pressure our long-term goals for operating margin. For the fiscal year as a whole, however, we expect to improve operating margin over fiscal year 2007.

Selling Expenses. Selling expenses consist primarily of salaries, other employee related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demonstrations and supplies.

Selling expenses increased 19.3% to $14.8 million for three months ended July 28, 2007 as compared to $12.4 million for the same period in fiscal year 2007. Selling expenses decreased to 12.3% of net sales for the first quarter of fiscal year 2008 from 13.5% of net sales for the first quarter of fiscal year 2007.

Selling expenses for the quarter ended July 28, 2007 were higher than selling expenses in the quarter ended July 29, 2007 as a result of an increase in personnel costs, due primarily to increases made during fiscal year 2007 as we built our sales infrastructure across all business units; travel and entertainment costs; depreciation; and the increased number of sales and services offices and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business, which is a core strategic growth area of the company. The increase in travel and entertainment expense is due to having more employees and higher sales. Higher depreciation costs are primarily due to the increased investment in demonstration products and the support needs for the greater number of employees.

We expect to continue to invest in organic growth which, combined with the ramp up of personnel in the later half of fiscal year 2007, will cause selling expenses to increase in fiscal year 2008 as compared to fiscal year 2007. However, as a percentage of net sales, we believe that selling expenses could decrease as a percent of sales for fiscal year 2008. During the first quarter of fiscal year 2008, we took steps to slow the rate of growth of selling expenses and, on a quarterly basis, we will reevaluate where we are as a percentage of orders to ensure that we meet our goal of reducing selling expense as a percentage of sales. This expectation could change based on how much investment ultimately we make in current initiatives underway, including our geographical expansion and various other items. We expect that during fiscal 2008, we will continue to invest in our services business within our markets to build the infrastructure to better support our customers for the long term.

              General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment related costs for administration departments, amortization of intangibles and cost of supplies.

General and administrative expenses increased 61.0% to $6.0 million for the first quarter of fiscal year 2008 compared to $3.7 million for the first quarter of fiscal year 2007. General and administrative expenses increased to 5.0% as a percent of net sales for the first quarter of fiscal year 2008 from 4.0% of net sales for the first quarter of fiscal year 2007.

General and administrative expenses increased for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 due to increases in personnel and related costs across all areas within general and administration due to our growth as mentioned above, information systems maintenance and support costs, training and recruiting costs and international expansion. We expect that general and administrative costs will increase in the second quarter of fiscal 2008 as compared to the first quarter of fiscal year 2008.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment related costs, and costs of supplies.

Product design and development expenses increased 31.4% to $4.8 million for the quarter ended July 28, 2007 compared to $3.6 million for the first quarter in fiscal year 2007. Product design and development expenses were 3.9% of net sales for both the first quarter of fiscal 2008 and 2007.

Generally, product design and development expenses increase during times when our engineering resources are not dedicated to long-term contracts, as the same personnel who work on research and development also work on long-term contracts. During the first quarter of fiscal 2008, we continued investing in a number of critical initiatives, including development of our new line of digital billboard displays, our ProStar HD technology and various other initiatives. We expect that product design and development expenses will approximate 4% of net sales for all of fiscal year 2008.

INTEREST INCOME AND EXPENSE

We occasionally sell products on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in interest-bearing marketable securities and short-term temporary cash investments that generate interest income.

Interest income decreased 40.5% to $0.4 million for the three months ended July 28, 2007 from $0.6 million for the three months ended July 29, 2006. The decline was the result of lower levels of cash investments in the first quarter of fiscal year 2008 as compared to the same period of fiscal year 2007

Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest expense increased to $0.4 million for the three months ended July 28, 2007 from $0.3 million for the three months ended July 29, 2006. The increase was attributable to the increase in debt outstanding, which was used primarily to fund our capacity expansion during the past year, and investments in media companies acquired in the past year.

INCOME TAX EXPENSE

Income taxes increased 64.7% to $3.8 million in the first quarter of fiscal year 2008 as compared to $2.3 million in the first quarter of fiscal year 2007. The effective rate for the quarter of fiscal 2008 was approximately 35% as compared to 32% for the first quarter of fiscal 2007. The increase in the effective rate is due to the benefits recognized in fiscal year 2007 that are not present in fiscal year 2008, including the recognition of transfer pricing benefits and reductions in the valuation allowance. We expect that the effective rate for fiscal 2008 as a whole will approximate 35% to 36%.

Liquidity and Capital Resources

Working capital was $39.8 million at July 28, 2007 and $44.9 million at April 28, 2007. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the three months ended July 28, 2007 was $19.5 million. Net income of $7.1 million, plus depreciation and amortization of $4.6 million, stock-based compensation of $0.6 million and increases in accounts payable, billings in excess of costs and profits, accrued expenses and income taxes payable, caused an increase in cash provided by operations. This increase was offset by increases in costs and estimated earnings in excess of billings, accounts receivable, inventory and notes receivables .

The changes overall in operating assets and liabilities are due generally to the impact of the timing of cash flows on large projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales.

Cash used by investing activities of $14.0 million included $13.3 million for purchases of property and equipment. During the first three months of fiscal year 2008, we invested approximately $4.7 million in manufacturing equipment, $4.4 million in facilities additions, $2.7 million in information systems infrastructure, including software, $0.9 million in product demonstration equipment, $0.3 million in rental equipment and less than $0.1 million in office equipment. These investments were made to support our continued growth and to replace obsolete equipment.

In the second quarter of fiscal year 2008, we will complete construction of a new building in Brookings, South Dakota to be used primarily for office and warehouse space. We expect the total cost of the building and furnishings to be approximately $19 million; however, we expect to fund approximately $2 million of the cost of furnishings though operating leases. We also continued to invest in equipment for our Redwood Falls, Minnesota manufacturing facilities as a result of the success we are having with Galaxy® displays and gas price digit displays. We consider these two areas to be the completion of the major manufacturing capacity expansion efforts we began in fiscal year 2006. We expect to invest approximately $37 million in capital expenditures through the rest of fiscal 2008. We believe that in fiscal year 2009, investments in capital assets will decrease and that over the long term, we will increase our cash and marketable securities while decreasing the level of debt.

Cash used by financing activities of $0.8 million consisted of the dividend paid to shareholders of $2.8 million on June 20, 2007, which was offset by borrowings on notes payables and by option exercises and excess tax benefits from equity based compensation. We expect that as a result of all our cash investments in purchases of property and equipment, we will incur debt to finance the transactions so that we are able to maintain our current cash position, although this continues to be under evaluation.

Included in receivables as of July 28, 2007 was approximately $1.8 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $4.8 million for the quarter ended July 28, 2007. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $10.0 million for standby letters of credit. The line of credit is due on November 15, 2008. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 6.0% at July 28, 2007. Starting January 23, 2007, we are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of April 28, 2007, $25.7 million was advanced under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.4 million line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 6.25% on July 28, 2007. As of July 28, 2007, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

On May 24, 2007, our Board declared an annual dividend payment of $0.07 per share on our common stock for the year ended April 28, 2007. While we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

            We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At July 28, 2007, we had approximately $4.8 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through July 28, 2007, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the first quarter of fiscal year 2008 were 7.6% of total net sales. We operate in various countries in Europe, Asia and the Middle East and in Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 5.9% of net sales in the first quarter of fiscal year 2008. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of July 28, 2007, our outstanding debt approximated $27.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an approximately $0.2 million annual effect on variable rate debt interest based on the balances of such debt as of July 28, 2007. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of July 28, 2007, our outstanding long-term receivables were approximately $20.9 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the quarter ending July 28, 2007 and subsequent fiscal years.

	2008	2009	2010	2011	2012	There- after
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$6,221	$3,707	$3,141	$2,365	$2,242	$3,251
Average interest rate	6.5%	7.3%	7.5%	7.8%	7.6%	8.4%
Liabilities:
Long- and short-term debt:
Variable-rate	$25,849	$–	$–	$–	$–	$–
Fixed-rate	$596	$544	$27	$26	$–	$–
Average interest rate	6.1%	5.7%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations, including current portion:
Fixed-rate	$472	$236	$166	$53	$17	$8
Average interest rate	6.0%	7.6%	8.1%	8.8%	8.6%	7.3%

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 28, 2007, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 28, 2007, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 28, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A. RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the year ended April 28, 2007. It describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of shareholders on August 15, 2007.

(b) At the annual meeting of shareholders, James B. Morgan, John L. Mulligan and Dr. Duane E.

      Sander, constituting all of the nominees to our board of directors submitted for vote at the annual meeting, were elected to the board.

(c) At the annual meeting, the following proposals were adapted by the votes indicated:

(1) Election of the following three nominees as Directors of the Company, until their successors are duly elected and qualified:

	For	Withheld
James B. Morgan	32,469,626	1,137,915
John L. Mulligan	32,541,068	1,066,472
Dr. Duane E. Sander	32,094,162	1,513,379

(2) Approval of the 2007 Stock Incentive Plan:

For	Against	Abstain	Broker Non-votes
20,530,070	3,232,989	159,259	9,685,223

(3) Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008:

For	Against	Abstain
33,504,874	58,476	44,190

Item 5.	Other Information

STOCK INCENTIVE PLAN

At our 2007 annual meeting of shareholders held on August 15, 2007 (the “2007 Annual Meeting”), our shareholders approved the Daktronics, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).

The following summary describes the principal features of the 2007 Plan. This summary is qualified in its entirety by reference to the complete text of the 2007 Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Terms not defined herein shall have the meanings ascribed to them in the 2007 Plan.

Purpose. The purpose of the 2007 Plan is to attract and retain executives, employees, board members and consultants and enable such individuals to participate in the long-term success and growth of our company by giving them a proprietary interest in our company.

Forms of Awards. The 2007 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and deferred stock. These awards are described below.

Plan Participants. Our officers and other employees, members of our Board of Directors and our consultants, in each case, who are responsible for or who contribute to the management, growth and/or profitability of our business are eligible to be granted awards under our 2007 Plan.

Share Reserve Limit and Counting. Under the 2007 Plan, 4,000,000 shares of our common stock have been reserved for issuance, and all such shares will consist of authorized and unissued shares of stock.

If any shares of our common stock become available as a result of canceled, unexercised, lapsed or terminated awards under our 2007 Plan, then these shares will again be available for grant of future awards. However, upon a stock-for-stock exercise of an award that involves the withholding of shares of our common stock for the payment of the exercise price or taxes with respect to an award, the shares of our common stock used to pay the exercise price or otherwise withheld will not become available for future distribution under the 2007 Plan. In addition, shares of stock subject to stock options granted under the 2007 Plan are counted as one share for each share subject to the award for purposes of determining the number of shares available under the 2007 Plan. However, each share subject to any other type of award that does not involve the payment by the recipient to our company of any cash or stock consideration to become the owner of the stock, including restricted stock awards, will be counted as two shares of stock for such purposes.

Adjustments Upon a Recapitalization or Similar Event. If we engage in or are involved in a stock dividend, stock split, reverse stock split, reclassification, combination, exchange of shares or other similar recapitalization of our common stock, there will be an appropriate adjustment made, without the consent of any award recipient, to the number and kind of shares of our common stock subject to and reserved under our 2007 Plan, including any limits on shares established under our 2007 Plan, the exercise or purchase price of each share subject to an award and any other affected terms of such awards.

Administration of Our 2007 Plan. Our 2007 Plan will be administered by our Board of Directors through our Compensation Committee, which currently consists of three independent directors (as “independent” is defined under applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market).

The Compensation Committee has the power to, among other things, select the recipients to whom awards may be granted under the 2007 Plan, determine the terms of the awards, including the number of shares subject to each award, the vesting, exercisability, forfeiture provisions, performance goals and periods and other terms and conditions of the awards and the amount and form of consideration payable upon exercise, grant or settlement.

The Compensation Committee also has the power to interpret and otherwise administer our 2007 Plan. The Compensation Committee may delegate the authority to select recipients and determine the terms of the awards to executive officers of our company under the conditions set forth in the 2007 Plan.

Change in Control. Upon the occurrence of a change in control (as defined in our 2007 Plan), except as otherwise provided in an award agreement, all outstanding awards granted to an award recipient that have not yet vested will immediately vest, all restrictions on awards will immediately lapse and each outstanding option and stock appreciation right will become fully and immediately exercisable.

Unless provided otherwise in an award agreement, to the extent the acceleration of exercisability or vesting of an award or a cash payment for such award, together with any other payments, could result in excise tax liability under Sections 4999 and 280G of the Internal Revenue Code, such acceleration or cash payment will be reduced until no portion of such acceleration or cash payment would be subject to such excise tax liability.

Descriptions of Types of Awards. Our 2007 Plan provides for the grant of the following types of awards:

Stock Options. Our 2007 Plan provides for the grant of incentive stock options to our employees and non-qualified stock options to employees, directors and consultants. Options may be granted with terms determined by the Compensation Committee except that the exercise price of all stock options, whether incentive stock options or nonqualified options, may not be less than 100% (or 110% with respect to incentive stock options granted to 10% shareholders) of the fair market value of our common stock as of the date of grant. In addition, unless the Compensation Committee determines otherwise, an option will become exercisable in equal installments of 20% of the shares subject to the option on each anniversary of the grant date until fully exercisable and will have a ten-year term (or no more than a five-year term with respect to incentive stock options granted to 10% shareholders).

Restricted Stock. With respect to restricted stock, recipients may be conferred all of the rights of a shareholder with respect to such stock, unless an award agreement provides otherwise. Restricted stock will be forfeited to us if the recipient ceases to be employed by us or to provide services to us. Restricted stock may be subject to vesting over time or upon achievement of performance goals.

Restricted Stock Units. Restricted stock units are awards of units, each representing one share of our common stock, and these units are subject to vesting conditions based on a vesting schedule and/or performance criteria established by the Compensation Committee. Restricted stock units will be settled in shares of our common stock, but unlike restricted stock, these shares would not be issued until the restricted stock units have vested.

Deferred Stock. Deferred stock awards are awards of the right to receive shares of our common stock at the end of a specified deferral period or upon the achievement of specified performance criteria.

Termination of Employment or Service. Unless an award agreement or the Compensation Committee provides otherwise, upon a termination of employment or service (i) by reason of death or disability, an option (to the extent then vested) will become exercisable for one year after such death or disability or until the expiration of the option term, whichever is shorter; and (ii) for any other reason, an option will be exercisable (to the extent then vested) for three months after such termination or until the expiration of the option term, whichever is shorter. All options that are not vested at the time of such termination of employment or service will terminate at such time. Unless an award agreement provides otherwise, unvested restricted stock and deferred stock awards will generally be forfeited upon the termination of employment or service for any reason. Other forms of awards under our 2007 Plan will be treated upon a termination of employment or service as determined by the Compensation Committee and set forth in the applicable award agreement.

Amendment and Termination. Our Board of Directors may amend, alter or discontinue our 2007 Plan, but no amendment, alteration or discontinuation will be made that would impair the rights of a recipient of a vested award without the recipient’s consent. In addition, the Board will obtain approval of our shareholders of any amendment, alteration or discontinuation to the extent required by applicable law or exchange rules. The Compensation Committee may amend the terms of any outstanding awards, prospectively or retroactively; however, except with respect to amendments related to changes in capitalization or a change in control, no amendment will impair the rights of any recipient without his, her or its consent. In addition, neither our 2007 Plan nor any outstanding option may be amended to decrease the exercise price of such award unless first approved by the requisite vote of our shareholders. Moreover, neither our 2007 Plan nor any outstanding award made under the 2007 Plan may be amended in a way that could cause an outstanding award to become subject to the tax imposed by Section 409A of the Internal Revenue Code (regarding non-qualified deferred compensation).

Plan Term. Our 2007 Plan became effective on August 15, 2007 and will terminate August 14, 2017.

DIRECTOR COMPENSATION

On August 15, 2007, our Board of Directors implemented and amended the compensation program for non-employee directors, based to a large degree on research of director compensation performed by an independent consultant specializing in director compensation programs. Under this amended compensation program, each non-employee director receives a combination of cash and stock-based compensation. The cash compensation is as follows:

	Board Member	Committee Chair	Committee Member
Board Member – Annual Retainer	$12,000
Board Meeting Attendance, per meeting	2,000
Audit Committee – Annual Retainer		$6,000	$4,000
Other Committees – Annual Retainer		4,000	2,000

The stock-based compensation component is comprised of a combination of restricted stock and non-qualified stock options issued under the 2007 Plan. Upon election to the Board of Directors, each non-employee director is granted non-qualified options to purchase our common stock. The amount of shares underlying each option is determined by the number of shares which is equivalent to approximately $135,000 based on the computation of fair value of the options as determined under SFAS No. 123(R), utilizing assumptions consistent with our prior assumptions used for valuing options. The options have a term of seven years and vest ratably over three years and have an exercise price equal to fair market value as defined in the 2007 Plan. In addition to the options, each director receives restricted stock with a value of approximately $20,000, again as determined under SFAS No. 123(R). The restricted stock vests one year from date of award. The grants of stock-based awards is phased in as directors are elected for the first time, beginning with the August 15, 2007 annual meeting.

Consistent with the foregoing, on August 16, 2007, John L. Mulligan and Dr. Duane E. Sander were each granted non-qualified options to purchase 13,797 shares at an exercise price of $24.89 per share and 804 shares of restricted stock.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Daktronics, Inc 2007 Stock Incentive Plan.
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

  /s/ William R. Retterath

Daktronics, Inc.

William R. Retterath,

Chief Financial Officer

(Principal Financial Officer

And Principal Accounting

Officer)

Date: August 20, 2007