Form 10-Q
period 2007-10-27
DAKTRONICS INC /SD/
filed 2007-11-21
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From ______to ______.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                  Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of November 19, 2007 was 39,839,094.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended October 27, 2007

TABLE OF CONTENTS

			Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS			2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 27, 2007 AND APRIL 28, 2007	3
		CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS
		ENDED OCTOBER 27, 2007 AND OCTOBER 28, 2006	5
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
		ENDED OCTOBER 27, 2007 AND OCTOBER 28, 2006	6
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			27
ITEM 4. CONTROLS AND PROCEDURES			28

PART II.OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			28
ITEM 1A. RISK FACTORS			28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			29
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			29
ITEM 5. OTHER INFORMATION			29
ITEM 6. EXHIBITS			29

SIGNATURE			30

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
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

PART I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 27,	April 28,
	2007	2007
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,127	$2,590
Accounts receivable, less allowance for doubtful accounts	51,886	56,692
Inventories	52,703	45,835
Costs and estimated earnings in excess of billings	28,885	22,314
Current maturities of long-term receivables	8,160	6,831
Prepaid expenses and other	4,538	5,044
Deferred income taxes	7,956	7,761
Income taxes receivable	-	731
Rental equipment available for sale	88	188
Total current assets	158,343	147,986

Advertising rights, net	3,581	3,830
Long-term receivables, less current maturities	15,971	11,211
Investments in affiliates	7,910	8,762
Goodwill	4,575	4,408
Intangible and other assets	3,247	3,391
Deferred income taxes	-	136
	35,284	31,738

PROPERTY AND EQUIPMENT:
Land	3,179	3,275
Buildings	45,872	36,822
Machinery and equipment	44,006	38,420
Office furniture and equipment	42,207	37,520
Equipment held for rental	3,824	2,600
Demonstration equipment	6,730	5,939
Transportation equipment	6,494	6,669
	152,312	131,245
Less accumulated depreciation	53,858	45,119
	98,454	86,126
TOTAL ASSETS	$292,081	$265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	October 27,	April 28,
	2007	2007
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$25,243	$24,615
Accounts payable	32,386	26,094
Accrued expenses and warranty obligations	22,506	21,849
Current maturities of long-term debt and marketing obligations	1,100	1,002
Billings in excess of costs and estimated earnings	15,280	18,293
Customer deposits	12,140	5,857
Deferred revenue	7,215	5,333
Income taxes payable	163	39
Total current liabilities	116,033	103,082

Long-term debt, less current maturities	73	592
Long-term marketing obligations, less current maturities	439	473
Long-term warranty obligations and other payables	3,949	5,366
Deferred income taxes	2,629	2,629
	7,090	9,060
TOTAL LIABILITIES	123,123	112,142

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 39,858,220 and 39,548,938 shares
issued at October 27, 2007 and April 28, 2007, respectively	23,471	21,954
Additional paid-in capital	8,853	7,431
Retained earnings	136,820	124,469
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(177)	(137)
TOTAL SHAREHOLDERS' EQUITY	168,958	153,708
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$292,081	$265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$131,436	$123,530	$252,359	$215,683
Cost of goods sold	92,236	88,160	176,280	153,937
Gross profit	39,200	35,370	76,079	61,746

Operating expenses:
Selling	15,162	12,412	30,006	24,858
General and administrative	6,434	4,628	12,436	8,356
Product design and development	5,266	3,936	10,022	7,555
	26,862	20,976	52,464	40,769
Operating income	12,338	14,394	23,615	20,977

Nonoperating income (expense):
Interest income	463	511	847	1,155
Interest expense	(324)	(56)	(750)	(81)
Other income (expense), net	(204)	(648)	(505)	(541)

Income before income taxes	12,273	14,201	23,207	21,510
Income tax expense	4,264	5,310	8,086	7,631
Net income	$8,009	$8,891	$15,121	$13,879

Weighted average shares outstanding:
Basic	39,818	39,128	39,732	39,053
Diluted	41,436	41,129	41,359	41,072

Earnings per share:
Basic	$0.20	$0.23	$0.38	$0.36
Diluted	$0.19	$0.22	$0.37	$0.34

Cash dividend paid per share	$-	$-	$0.07	$0.06

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	October 27,	October 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,121	$13,879
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,042	5,660
Amortization	154	23
(Gain) loss on sale of property and equipment	(4)	68
Stock-based compensation	1,156	856
Equity in earnings and losses of affiliates	862	781
Provision for doubtful accounts	(94)	263
Deferred income taxes, net	(59)	(693)
Change in operating assets and liabilities	(1,190)	(10,168)
Net cash provided by operating activities	25,988	10,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,382)	(27,753)
Cash consideration paid for investment in affiliates	-	(13,771)
Loans to equity investees	(750)	-
Sales (purchases) of marketable securities, net	-	8,310
Proceeds from sale of property and equipment	379	44
Net cash used in investing activities	(22,753)	(33,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	100,899	2,363
Payments on notes payable	(100,271)	-
Proceeds from exercise of stock options and warrants	905	639
Excess tax benefits from stock-based compensation	267	251
Principal (payments) proceeds on long-term debt	(508)	25
Dividends paid	(2,770)	(2,339)
Net cash (used) provided in financing activities	(1,478)	939

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(220)	230

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,537	(21,332)

CASH AND CASH EQUIVALENTS:
Beginning	2,590	26,921
Ending	$4,127	$5,589

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$974	$61
Income taxes, net of refunds	6,776	7,065

Supplemental schedule of non-cash investing and
financing activities:
Demonstration equipment transferred to inventory	249	1,625
Purchase of property and equipment included in accounts
payable	447	5,221

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, excess and obsolete inventory, the reserve for doubtful accounts, stock-based compensation and income taxes. Changes in estimates are reflected in the periods in which they become known.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on April 29, 2007.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, April 29, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48, we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006 and 2007 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.

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

Changes in our product warranties for the six months ended October 27, 2007 consisted of the following:

Amount
Beginning accrued warranty costs	$10,515
Warranties issued during the period	3,693
Settlements made during the period	(6,132)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	2,841
Ending accrued warranty costs	$10,917

Lease Commitments. We lease office space for sales and service locations, vehicles and various equipment, primarily office equipment. Rental expense for operating leases was $1,375 and $841 for the six months ended October 27, 2007 and October 28, 2006, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 27, 2007:

Fiscal Year	Amount
2008	$1,109
2009	2,148
2010	1,637
2011	1,389
2012	764
Thereafter	655
Total	$7,702

Purchase Commitments.From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of October 27, 2007, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Year	Amount
2008	$136
2009	88
2010	88
Total	$312

Equipment Held for Sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value less the cost of selling the asset. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for us beginning in fiscal year 2009; however, early adoption is permitted.  We are currently assessing the impact of our adoption of SFAS No. 157.

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

Equipment other than long-term contracts: We recognize revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment and then only if the revenue is fixed and determinable and collectability is reasonably assured.

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

The cost of advertising rights, net of amortization, was $3,581 as of October 27, 2007 and $3,830 as of April 28, 2007.

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

During the six months ended October 27, 2007, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

As of October 27, 2007, we expect to reclassify $85 of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 27, 2007 and October 28, 2006 follows:

	Net Income	Shares	Per Share Amount
For the three months ended October 27, 2007:
Basic earnings per share	$8,009	39,818	$0.20
Effect of dilutive securities:
Exercise of outstanding stock options	-	1,618	(0.01)
Diluted earnings per share	$8,009	41,436	$0.19

For the three months ended October 28, 2006:
Basic earnings per share	$8,891	39,128	$0.23
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	-	2,001	(0.01)
Diluted earnings per share	$8,891	41,129	$0.22

For the six months ended October 27, 2007:
Basic earnings per share	$15,121	39,732	$0.38
Effect of dilutive securities:
Exercise of outstanding stock options	-	1,627	(0.01)
Diluted earnings per share	$15,121	41,359	$0.37

For the six months ended October 28, 2006:
Basic earnings per share	$13,879	39,053	$0.36
Effect of dilutive securities:
Exercise of outstanding stock options
and warrants	-	2,019	(0.02)
Diluted earnings per share	$13,879	41,072	$0.34

Note 6. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill, net of accumulated amortization, was $4,575 at October 27, 2007 and $4,408 at April 28, 2007. We performed an analysis of goodwill as of October 27, 2007. The result of this analysis indicated that no goodwill impairment existed as of that date.

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of October 27, 2007 was $315 for the fiscal years ending 2008, 2009 and 2010, $284 for 2011, $229 for 2012 and $894 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of October 27, 2007:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$247	$2,035
Non-compete agreements	348	107	241
Registered trademarks	401	-	401
Other	87	36	51
	$3,118	$390	$2,728

Note 7. Inventories

Inventories consist of the following:

	October 27,	April 28,
	2007	2007

Raw materials	$24,649	$22,830
Work-in-process	9,723	8,502
Finished goods	18,331	14,503
	$52,703	$45,835

Note 8. Segment Disclosure

At the beginning of fiscal year 2008, we reorganized our business into business units, and during the second quarter of fiscal year 2008, we implemented limited discrete financial reporting about these business units to the chief operating decision maker which required us to change our segment disclosures under SFAS 131 reporting “Disclosures about Segments of an Enterprise and Related Information”. We have five business units which meet the definition of reportable segments under SFAS 131: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment and the International segment. The comparable prior period segment information has been retrospectively adjusted to comply with our new reportable segments.

Our Commercial segment includes primarily sales of our ProStar, Galaxy and Valo product lines to resellers, primarily sign companies, outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our Live Events segments includes primarily sales of integrated scoring and ProStar and ProAd video systems to college and professional sports facilities, and mobile ProTour displays to video rental organizations and other live events type venues. Our Schools and Theatres segment includes sales of scoring systems, Galaxy and ProStar display systems to primary and secondary education facilities and sales of our Vortek automated rigging systems for theater applications. Our Transportation segment includes sales of our Vanguard product line as well as Prostar and Galaxy product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment includes sales of all product lines throughout the world, except the United States and Canada.

Business unit level reports present results through operating income which is comprised of gross profit less selling, general and administrative and product development costs. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our functional operating segments:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Net Sales
Commercial	$40,910	$32,737	$83,251	$58,454
Live Events	48,072	61,551	95,376	98,294
Schools & Theatres	19,211	14,891	36,673	26,623
Transportation	10,319	6,979	18,098	12,903
International	12,924	7,372	18,961	19,409
Net Sales	131,436	123,530	252,359	215,683

Operating Income
Commercial	$5,050	$3,161	$11,047	$5,747
Live Events	3,699	9,175	7,529	8,720
Schools & Theatres	1,636	692	3,423	2,831
Transportation	1,153	947	1,436	766
International	800	419	180	2,913
Segment Operating Income	12,338	14,394	23,615	20,977
Nonoperating income (expense):
Interest income	463	511	847	1,155
Interest expense	(324)	(56)	(750)	(81)
Other income (expense), net	(204)	(648)	(505)	(541)

Income before income taxes	12,273	14,201	23,207	21,510
Income tax expense	4,264	5,310	8,086	7,631
Net income	$8,009	$8,891	$15,121	$13,879

Depreciation and Amortization
Commercial	$1,693	$619	$3,071	$1,223
Live Events	2,124	1,058	3,941	2,119
Schools & Theatres	922	925	1,728	1,774
Transportation	512	221	950	460
International	361	64	506	107
Depreciation and Amortization	$5,612	$2,887	$10,196	$5,683

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Other Foreign Countries	Total
Net sales for three months ended:
October 27, 2007	$114,670	$16,766	$131,436
October 28, 2006	112,134	11,396	123,530

Net sales for six months ended:
October 27, 2007	$226,508	$25,851	$252,359
October 28, 2006	191,940	23,743	215,683

Long-lived assets at:
October 27, 2007	$96,603	$1,851	$98,454
April 28, 2007	84,746	1,380	86,126

Note 9. Acquisitions

During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment, and we account for this transaction under the equity method of accounting.

During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. The business operates under the name Vortek, which is part of our Schools and Theatres business unit. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements. Hoffend was the world’s leading supplier of patented hoist systems for theater and sporting facilities and has been a supplier of ours in connection with center hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date subject to offset for claims of indemnification. As of October 27, 2007, these claims exceeded this contingent payment amount. Contingent consideration of approximately $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000.

Note 10. Share-Based Compensation

Description of Plans. On August 15, 2007, our shareholders approved, making effective, the 2007 Stock Incentive Plan (2007 Plan), which authorizes grants of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and deferred stock to our employees, non-employee directors and various consultants as compensation for services rendered. There were a total of 4,000 shares authorized under the 2007 Plan.

Options granted under the plan contain terms as determined by the Compensation Committee of our Board of Directors except that the exercise price of all stock options, whether incentive stock options or nonqualified options, may not be less than 100% (or 110% with respect to incentive stock options granted to 10% shareholders) of the fair market value of our common stock as of the date of grant. In addition, unless the Compensation Committee determines otherwise, an option will become exercisable in equal installments of 20% of the shares subject to the option on each anniversary of the grant date, beginning with the first anniversary of the grant date, until fully exercisable and will have a ten-year term (or no more than a five-year term with respect to incentive stock options granted to 10% shareholders).

With respect to restricted stock, recipients may be conferred all of the rights of a shareholder with respect to such stock, unless an award agreement provides otherwise. Restricted stock will be forfeited to us if the recipient ceases to be employed by us or to provide services to us. Restricted stock may be subject to vesting over time or upon achievement of performance goals.

Restricted stock units, each representing one share of our common stock, are subject to vesting conditions based on a vesting schedule and/or performance criteria established by the Compensation Committee. Restricted stock units will be settled in shares of our common stock, but unlike restricted stock, these shares will not be issued until the restricted stock units have vested.

Deferred stock awards are awards of the right to receive shares of our common stock at the end of a specified deferral period or upon the achievement of specified performance criteria as determined by the Compensation Committee.

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period.

Share-Based Compensation Expense.A summary of the share-based compensation expense for stock options and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Cost of sales	$35	$26	$99	$61
Selling	281	221	591	354
General and administrative	138	132	261	300
Product development and design	94	70	205	140
Decrease in net income before taxes	$548	$449	$1,156	$855
Effect on basic and diluted earnings per share	$0.01	$0.01	$0.02	$0.02

As of October 27, 2007, there was $5,639 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 11. Comprehensive Income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity in our annual financial statements.

A summary of comprehensive income that we recorded in accordance with SFAS No. 130 is as follows:

	Six Months Ended
	October 27,	October 28,
	2007	2006
Net income	$15,121	$13,879
Net foreign currency translation adjustment	(45)	(250)
Net gain on derivatives	85	39
Total comprehensive income	$15,161	$13,668

Note 12. Subsequent Event

At the beginning of the third quarter of fiscal year 2008, we sold a significant portion of our investment in Arena Media Networks and realized a pre-tax gain of approximately $2.5 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on geographical regions, markets and products. The primary categories of markets include live events, commercial, transportation, schools and theatres, and international.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customer’s ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of both October 27, 2007 and April 28, 2007, we had an allowance for doubtful accounts balance of approximately $1.6 million.

Warranties. We have created a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of October 27, 2007 and April 28, 2007, we had approximately $10.9 million and $10.5 million reserved for these costs, respectively.

Extended warranty and product maintenance. We have deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of October 27, 2007 and April 28, 2007, we had $6.5 million and $5.3 million of deferred revenue related to extended warranty and product maintenance, respectively.

Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonable predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which they occur. In determining market value, we review various factors, such as current inventory levels, forecasted demand and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory. However, if market conditions change, including changes in technology, product components used in our products or expected sales, we may be exposed to losses or gains that could be material.

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

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of any current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

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

RESULTS OF OPERATIONS

               The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2%	71.3%	69.9%	71.3%
Gross profit	29.8%	28.7%	30.1%	28.7%
Operating expenses	20.4%	17.1%	20.7%	19.0%
Operating income	9.4%	11.6%	9.4%	9.7%
Interest income	0.3%	0.4%	0.3%	0.5%
Interest expense	(0.2%)	0.0%	(0.3%)	0.0%
Other income (expense), net	(0.2%)	(0.5%)	(0.2%)	(0.3%)
Income before income taxes	9.3%	11.5%	9.2%	9.9%
Income tax expense	3.2%	4.3%	3.2%	3.5%
Net income	6.1%	7.2%	6.0%	6.4%

NET SALES

Net sales increased 17% to $252.4 million for the six months ended October 27, 2007 as compared to $215.7 million for the same period in fiscal year 2007. Net sales increased 6.4% to $131.4 million for the three months ended October 27, 2007 as compared to $123.5 million for the same period in fiscal year 2007.

The level of net sales generated through the first two quarters of fiscal year 2007 in all business units was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This trend began in the second quarter of fiscal year 2007 and diminished to a large degree in the third quarter as a result of the ramping-up of facilities in Brookings and Sioux Falls, South Dakota. These capacity constraints did not exist in fiscal year 2008.

Commercial Business Unit. Net sales in the Commercial business unit grew during the second quarter and first six months of fiscal year 2008 as compared to the same periods of fiscal year 2007. For the first six months of fiscal year 2008, net sales increased 42%, and for the quarter, they increased 25% as compared to the same periods of last fiscal year. This increase is attributable to increases in both standard and custom orders. The largest growth in terms of dollars and as a percentage is attributable increases in sales in our outdoor advertising niche followed by a smaller increase in our standard Galaxy product line. During the second quarter of fiscal 2008, we experienced a lengthening of lead times in our Galaxy product line caused by supply chain challenges and plant execution. We have addressed these issues and expect that in the third quarter of fiscal 2008, this will not be an issue, however it did inhibit sales of these products in the second quarter of fiscal 2008, some of which were pushed out into the third quarter but also a loss of orders, which is difficult to quantify.

Overall, the Commercial business unit continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We also believe that our recently introduced Valo digital billboard product line will help us maintain and potentially grow our market share due to its features and function. We believe that the outdoor advertising business has a few constraints, which to date our customers have been successful at overcoming. Taking this into account, we expect this portion of our business to continue to be an important driver of growth throughout fiscal year 2008. We expect that the Commercial business unit will continue to grow for the rest of fiscal year 2008.

As the outdoor advertising business has become a larger percent of our mix, we believe that the seasonality of that business could become a factor in the fluctuation of our net sales as the deployment of displays slows in the winter months. Generally speaking, seasonality is not a material factor in the rest of the Commercial business. Our rate of growth in the Commercial business unit could vary significantly depending on our success in capturing and retaining the business of the major billboard companies as well as their rate of deployment.

Our growth in the Commercial business unit also depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first six months of fiscal year 2008 as compared to the same period in fiscal year 2007.

Order bookings in the Commercial business unit were up 13% for the first six months of fiscal year 2008 as compared to the same period of fiscal year 2007. The smaller than expected increase was due to a lower level of orders in the second quarter of fiscal 2008 which was a result of lower than expected orders of Galaxy products. As discussed above, we attribute these lower orders to our lead times lengthening and also to the timing of orders in our billboard niche. Generally, orders increase due to the same factors as noted in sales.

Live Events Business Unit. Net sales in the Live Events business unit declined by approximately 22% in the second quarter of fiscal 2008 as compared to the same quarter last year and are generally flat for the year to date over last fiscal year. During the first half of fiscal year 2007, orders for live events, primarily large sports venues, were unusually high. As a result, we had expected that the sales for the first half of fiscal year 2008 would be limited in growth potential. This is due to the volatility caused by large projects in general.

Growth over the long-term in the large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were not significant in the first half of fiscal year 2007 or 2008. Net sales in both niches were less than 5% of total sales for the first half of fiscal year 2008.

An important factor in orders and net sales for the remainder of fiscal year 2008 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue market in fiscal year 2008. Each of these transactions could range in value from $10 million to potentially $20 million and, depending on which transactions (if any) we are awarded, we could see a significant variation in the level of net sales, primarily in the second half of the 2008 fiscal year, and in backlog. As of the end of the second quarter of fiscal year 2008, we have received verbal commitments and non-binding letters of intent for three projects for major league baseball that together should exceed $35 million. Although it is difficult to project, we estimate that during the third quarter of fiscal year 2008, we will be working on one of these projects as well as the previously announced project for the Kansas City Royals facility. Overall, the ultimate net sales growth in the live events business unit is difficult to estimate for the 2008 fiscal year due to uncertainty over the timing of these projects, but assuming that we prevail in winning projects based on our current market share, net sales in our Live Events business unit could expand in excess of 15%.

Orders (as opposed to net sales) in the Live Events business unit were down in the first half of fiscal year 2008 as compared to the first half of fiscal year 2007 by approximately 7%. This decrease was primarily the result of the timing of the orders. We expect that the orders for the third quarter will increase significantly due the projects mentioned above.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit were up 29% in the second quarter of fiscal 2008 as compared to the same quarter one year ago. Year to date sales are up over 38%. The increase in net sales was due to the acquisition of the hoist business late in the second quarter of fiscal year 2007 and more orders being booked as we further penetrate the market. The growth of this business is driven to a large degree by the depth, quality, performance and service of the products offered. Orders within this business unit have increased at a much higher rate and are up over 45% year to date as compared to last fiscal year, which has exceeded our expectations.

Transportation Business Unit. Net sales in the Transportation business unit increased 45% in the second quarter of fiscal year 2008, as compared to the second quarter of fiscal 2007, and year to date are up 40% over the first six months of fiscal year 2007. Orders for the first half of the year are up 12%. We believe that the increases in net sales and orders in this business are due to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share. For fiscal year 2008 as a whole, we expect that sales will continue to grow in excess of 15% as a result of the gains we made in market share and the increased government spending, which we believe will continue.

International Business Unit. Net sales in the International business unit in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 were up 75% and on a year to date basis are down approximately 2%. The increase in the second quarter was attributable to the increasing success we are experiencing in Europe and Asia, which are the primary geographic areas of focus for us. Orders as compared to net sales have increased 45% year to date over the first half of fiscal year 2007. Due to the focus on large contracts on in our International business and the small number of contracts actually booked, this volatility is not unusual. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically, and we believe net sales will increase significantly in all of fiscal year 2008 as compared to 2007. We continue to see success with our efforts in Asia and, as a result of our expanding line of ProTour products, we expect that European sales will also expand. Orders in this business unit increased for the same reasons as noted in the individual domestic business units.

We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 1% and less than 2% of net sales for the first six months of fiscal year 2008 and 2007. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

The order backlog as of October 27, 2007 was approximately $119 million as compared to $121 million as of October 28, 2006 and $142 million at the beginning of the second quarter of fiscal year 2008. Historically, our backlog varies due to the timing of large orders. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above.

GROSS PROFIT

Gross profit increased 11% to $39.2 million for the second quarter of fiscal 2008 as compared to $35.4 million for the second quarter of fiscal year 2007. For the six months ended October 27, 2007, gross profit increased 23.2% to $76.1 million compared to $61.8 million for the six months ended October 28, 2006. As a percent of net sales, gross profit was 29.8% and 30.1% for the three and six months ended October 27, 2007 as compared to 28.7% and 28.6% for the three and six months ended October 28, 2006, respectively.

The gross profit percentage increase for both the quarter and six months ended October 27, 2007 was due overall to the higher costs incurred in the 2007 fiscal year as we brought capacity on line and the impact of cost overruns on a couple of projects as compared to the same periods in fiscal year 2008. In addition, we have benefited from some declines in raw materials pricing, which impacted primarily the first quarter of fiscal year 2008. The increase in gross profit percentage was not as high as we had expected due to the impact of cost overruns in the second quarter of fiscal year 2008 as well added costs in manufacturing due to the supply chain issues in our Galaxy product line described above. We also had some additional unexpected warranty costs in the second quarter of fiscal year 2008 on a few larger projects. Partially offsetting these factors, we had a somewhat stronger mix of products favoring the higher margin standard products.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, performance on larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year in the upcoming quarter due to the continuation of efforts to expand facilities.

We expect that gross profit margins may decline slightly in the third quarter of fiscal year 2008, primarily as a result of the large major league baseball projects that are booked or are expected to be booked during the quarter. However, depending on the competitive environment, the actual mix and the level of future sales, and other factors described elsewhere, margin percentages may decrease more than expected from the level of the second quarter of fiscal 2008. We also believe that the gross margin percentages could increase slightly in fiscal year 2008 as a whole as compared to fiscal year 2007; however, the impact of the large sports contracts mentioned above, to the extent we are successful in winning them, could have an adverse impact on the margin percent due to the competitive nature of that business but should drive improvement in earnings per share.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 28.1% from $21.0 million in the second quarter of fiscal year 2007 to $26.9 million in the second quarter of fiscal year 2008. As a percent of net sales, operating expenses increased from 17.0% of net sales in the second quarter of fiscal 2007 to 20.4% of net sales for the second quarter of fiscal 2008. For the six months ended October 27, 2007, operating expenses increased 28.7% from $40.8 million for the six months ended October 28, 2006 to $52.5 million for the six months ended October 27, 2007.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses increased 22.2% to $15.2 million for the three months ended October 27, 2007 as compared to $12.4 million for the same period in fiscal year 2007. Selling expenses increased 20.7% to $30.0 million for the six months ended October 27, 2007 from $24.9 million for the same period in fiscal year 2007. Selling expenses increased to 11.5% of net sales for the second quarter of fiscal year 2008 from 10.0% of net sales for the second quarter of fiscal year 2007. For the six months ended October 27, 2007, selling expenses were 11.9% of net sales as compared to 11.5% of net sales for the six months ended October 28, 2006.

Selling expenses for the quarter ended and six months ended October 27, 2007 were higher than selling expenses in the quarter and six months ended October 28, 2006 as a result of an increase in personnel costs, which was due primarily to increases made during fiscal year 2007 as we built our sales infrastructure across all business units; increased travel and entertainment costs; more depreciation; and the increased number of sales and services offices and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made in growing areas, such as our services business, which is a core strategic growth area of our company. The increase in travel and entertainment expense is due to having more employees and higher sales. Higher depreciation costs are primarily due to the increased investment in demonstration products and the support needs for the greater number of employees.

We expect to continue to invest in organic growth which, combined with the ramp-up of personnel in the later half of fiscal year 2007, will cause selling expenses to increase in fiscal year 2008 as compared to fiscal year 2007. However, as a percentage of net sales, we believe that selling expenses could decrease as a percent of sales for fiscal year 2008. During the first quarter of fiscal year 2008, we took steps to slow the rate of growth of selling expenses and, on a quarterly basis, we will reevaluate where we are as a percentage of orders to ensure that we meet our goal of reducing selling expense as a percentage of sales. This expectation could change based on how much investment ultimately we make in current initiatives underway, including our geographical expansion. We expect that during the remainder of fiscal 2008, we will continue to invest in our services business within our markets to build the infrastructure to better support our customers for the long term.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses increased 39.0% to $6.4 million for the second quarter of fiscal year 2008 as compared to $4.6 million for the second quarter of fiscal year 2007. General and administrative expenses increased 48.8% to $12.4 million for the six months ended October 27, 2007 as compared to $8.4 million for the six months ended October 28, 2006.

General and administrative expenses increased to 4.9% as a percent of net sales for the second quarter of fiscal year 2007 from 3.7% of net sales for the second quarter of fiscal year 2007. For the six months ended October 27, 2007, general and administrative expenses increased to 4.9% of net sales as compared to 3.9% of net sales for the six months ended October 28, 2006.

General and administrative expenses increased for the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 due to increases in personnel and related costs across all areas within general and administration due to our growth as mentioned above, information systems maintenance and support costs, training and recruiting costs and international expansion. We expect that general and administrative costs will increase in the third quarter of fiscal 2008 as compared to the second quarter of fiscal year 2008.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs, and costs of supplies.

Product design and development expenses increased 33.8% to $5.3 million for the three months ended October 27, 2007 compared to $3.9 million for the same period in fiscal year 2007. Product design and development expenses increased 32.7% to $10.0 million for the six months ended October 27, 2007 as compared to $7.6 million for the six months ended October 28, 2007.

Product design and development expense was 4.0% of net sales for the second quarter of fiscal year 2008 and 3.2% of net sales for second quarter of fiscal 2007. Product design and development expenses were 4.0% and 3.5% of net sales for the six months ended October 27, 2007 and October 28, 2006, respectively.

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

Interest income decreased 9.4% to $0.5 million for the three months ended October 27, 2007 compared to the second quarter of fiscal year 2007. For the six months ended October 27, 2007, interest income decreased 26.7% to $0.8 million from $1.2 million for the six months ended October 28, 2006. The change for the six months as a whole was the result lower levels of interest-bearing marketable securities. We expect that the amount of interest income will decrease slightly in the third quarter due to the decline in interest on trade receivables.

Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest expense increased to $0.3 million for the three months ended October 27, 2007 as compared to $0.1 million for the second quarter of fiscal year 2007. For the six months ended October 27, 2007, interest expense increased 825.9% to $0.8 million from $0.1 million for the six months ended October 28, 2006. The increase is due to higher average borrowings.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased from the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2008. For the first six months of fiscal year 2008 and 2007, other income (expense) was ($0.5) million, respectively. The change results from the effects of earnings attributable to unconsolidated affiliates and from currency gains and losses.

At the beginning of the third quarter of fiscal year 2008, we sold a significant portion of our investment in Arena Media Networks and realized a pre-tax gain of approximately $2.5 million.

INCOME TAX EXPENSE

Income taxes were approximately $4.3 million in the second quarter of fiscal year 2008 and $5.3 million for the second quarter of fiscal year 2007. For the first six months of fiscal year 2008, income taxes increased to $8.1 million as compared to $7.6 million for the first six months of fiscal year 2007. The effective tax rate for the six months ended October 27, 2007 was 34.8% as compared to 35.5% for the first six months of fiscal year 2007. The effective rate was lower in fiscal year 2008, as a greater amount of net income was recognized in lower-rate tax jurisdictions such as China and Macau. We expect that the effective tax rate for the 2008 fiscal year will approximate 35% but could vary depending on the mix of income in foreign jurisdictions and the potential for reinstatement of the research and development tax credit beyond calendar year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $42.3 million at October 27, 2007 and $44.9 million at April 28, 2007. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the six months ended October 27, 2007 was $26.0 million. Net income of $15.1 million, plus depreciation and amortization of $10.2 million, stock-based compensation of $1.2 million and increases in accounts payable, customer deposits, accrued expenses and income taxes payable caused an increase in cash provided by operations. This increase was offset by increases in costs and estimated earnings in excess of billings, accounts receivable, inventory and notes receivables and decreases in billings in excess of costs and profits.

The changes overall in operating assets and liabilities are due generally to the impact of the timing of cash flows on projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales.

Cash used by investing activities of $22.8 million for the first six months of fiscal 2008 included $22.4 million for purchases of property and equipment. During the first six months of fiscal year 2008, we invested approximately $6.5 million in manufacturing equipment, $8.6 million in facilities additions, $4.4 million in information systems infrastructure, including software, $1.8 million in product demonstration equipment, $1.0 million in rental equipment and $0.1 million in office equipment. These investments were made to support our continued growth and to replace obsolete equipment.

In the second quarter of fiscal year 2008, we completed construction of a new building in Brookings, South Dakota to be used primarily for office and warehouse space. We expect the total cost of the building and furnishings to be approximately $17.5 million. We funded approximately $2.0 million of the cost of furnishings though operating leases. We also continued to invest in equipment for our Redwood Falls, Minnesota manufacturing facility. We consider these two areas to be the completion of the major capacity expansion efforts we began in fiscal year 2006. We expect to invest approximately $25 million in capital expenditures through the rest of fiscal 2008. We believe that in fiscal year 2009, investments in capital assets will decrease and that, over the long term, we will increase our cash and marketable securities while decreasing the level of debt.

During the second half of fiscal year 2008, we expect to invest approximately $2 million in remote media applications primarily in companies building out digital LCD networks..

Cash used by financing activities of $1.5 million consisted of the dividend paid to shareholders of $2.8 million on June 20, 2007, which was offset by borrowings on notes payables and by option exercises and excess tax benefits from equity-based compensation. We expect that as a result of the sale of our investment in Arena Media as described above, we will reduce debt levels in the third quarter.

Included in receivables as of October 27, 2007 was approximately $1.5 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.3 million for the quarter ended October 27, 2007. We intend to continue to incur these expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $10.0 million for standby letters of credit. The line of credit is due on November 15, 2008. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 4.68% at October 27, 2007. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of October 27, 2007, $25.2 million was advanced under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.4 million line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 6.25% on October 27, 2007. As of October 27, 2007, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

On May 24, 2007, our Board declared an annual dividend payment of $0.07 per share on our common stock for the year ended April 28, 2007. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 27, 2007, we had approximately $11.5 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through October 27, 2007, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the second quarter of fiscal year 2008 were 10.2% of total net sales. We operate in various countries in Europe, Asia and the Middle East and in Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 8.1% of net sales in the second quarter of fiscal year 2008. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 27, 2007, our outstanding debt approximated $27.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an approximately $0.2 million annual effect on variable rate debt interest based on the balances of such debt as of October 27, 2007. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of October 27, 2007, our outstanding long-term receivables were approximately $23.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ended April 28, 2008 and subsequent fiscal years.

	2008	2009	2010	2011	2012	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$5,654	$4,355	$3,850	$2,704	$2,605	$4,213
Average interest rate	6.3%	7.0%	7.7%	7.9%	7.7%	8.6%
Liabilities:
Long- and short-term debt
Variable-rate	$25,243	$-	$-	$-	$-	$-
Fixed-rate	$51	$546	$29	$28	$-	$-
Average interest rate	6.1%	5.7%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$415	$277	$178	$55	$20	$13
Average interest rate	4.6%	7.7%	8.1%	8.8%	8.6%	8.3%

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 27, 2007, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 27, 2007, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 27, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2007