Form 10-Q
period 2008-01-26
DAKTRONICS INC /SD/
filed 2008-02-29
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From______ to______.

Commission File Number: 0-23246

DAKTRONICS, INC.

(Exact name of Registrant as specified in its charter)

South Dakota (State or other jurisdiction of incorporation or organization)	46-0306862 (I.R.S. Employer Identification Number)

331 32nd Avenue
Brookings, SD	57006
(Address of principal executive offices)	(Zip Code)

(605) 697-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ] Non-accelerated Filer ☐ Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                 Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of February 20, 2008 was 40,181,682.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended January 26, 2008

TABLE OF CONTENTS

			Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS			2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF JANUARY 26, 2008 AND APRIL 28, 2007	3
		CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS
		ENDED JANUARY 26, 2008 AND JANUARY 27,2007	5
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
		ENDED JANUARY 26, 2008 AND JANUARY 27, 2007	6
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			27
ITEM 4. CONTROLS AND PROCEDURES			28

PART II.OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			29
ITEM 1A. RISK FACTORS			29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			29
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			29
ITEM 5. OTHER INFORMATION			29
ITEM 6. EXHIBITS			29

SIGNATURE			30

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
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

PART I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 26,	April 28,
	2008	2007
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,379	$2,590
Restricted cash	738	-
Accounts receivable, less allowance for doubtful accounts	66,187	56,692
Inventories	52,305	45,835
Costs and estimated earnings in excess of billings	24,875	22,314
Current maturities of long-term receivables	8,293	6,831
Prepaid expenses and other	4,108	5,044
Deferred income taxes	8,073	7,761
Income taxes receivable	-	731
Rental equipment available for sale	-	188
Total current assets	167,958	147,986

Advertising rights, net	3,454	3,830
Long-term receivables, less current maturities	15,999	11,211
Investments in affiliates	3,797	8,762
Goodwill	4,733	4,408
Intangible and other assets	3,178	3,391
Deferred income taxes	-	136
	31,161	31,738

PROPERTY AND EQUIPMENT:
Land	3,275	3,275
Buildings	48,055	36,822
Machinery and equipment	44,954	38,420
Office furniture and equipment	43,872	37,520
Equipment held for rental	3,625	2,600
Demonstration equipment	7,482	5,939
Transportation equipment	6,360	6,669
	157,623	131,245
Less accumulated depreciation	58,901	45,119
	98,722	86,126
TOTAL ASSETS	$297,841	$265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	January 26,	April 28,
	2008	2007
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, bank	$13,414	$24,615
Accounts payable	33,562	26,094
Accrued expenses and warranty obligations	27,282	21,849
Current maturities of long-term debt and marketing obligations	1,039	1,002
Billings in excess of costs and estimated earnings	21,476	18,293
Customer deposits	10,675	5,857
Deferred revenue	7,269	5,333
Income taxes payable	196	39
Total current liabilities	114,913	103,082

Long-term debt, less current maturities	70	592
Long-term marketing obligations, less current maturities	662	473
Long-term warranty obligations and other payables	3,201	5,366
Deferred income taxes	2,629	2,629
	6,562	9,060
TOTAL LIABILITIES	121,475	112,142

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,170,788 and 39,548,938 shares
issued at January 26, 2008 and April 28, 2007, respectively	24,942	21,954
Additional paid-in capital	9,637	7,431
Retained earnings	142,202	124,469
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(406)	(137)
TOTAL SHAREHOLDERS' EQUITY	176,366	153,708
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,841	$265,850

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Net sales	$118,201	$106,731	$370,560	$322,414
Cost of goods sold	83,019	74,375	259,299	228,196
Gross profit	35,182	32,356	111,261	94,218

Operating expenses:
Selling	16,379	13,692	46,385	38,666
General and administrative	6,868	5,231	19,304	13,587
Product design and development	4,943	3,611	14,965	11,166
	28,190	22,534	80,654	63,419
Operating income	6,992	9,822	30,607	30,799

Nonoperating income (expense):
Interest income	448	304	1,295	1,459
Interest expense	(515)	(232)	(1,265)	(313)
Other income (expense), net	2,015	(63)	1,510	(604)

Income before income taxes	8,940	9,831	32,147	31,341
Income tax expense	3,557	2,804	11,643	10,435
Net income	$5,383	$7,027	$20,504	$20,906

Weighted average shares outstanding:
Basic	39,936	39,290	39,832	39,148
Diluted	41,266	41,479	41,380	41,304

Earnings per share:
Basic	$0.13	$0.18	$0.51	$0.53
Diluted	$0.13	$0.17	$0.50	$0.51

Cash dividend paid per share	$-	$-	0.07	$0.06

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	January 26,	January 27,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,504	$20,906
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	15,389	8,835
Amortization	236	371
(Gain) loss on sale of property and equipment	(11)	4
Gain on sale of equity investments	(2,878)	-
Stock-based compensation	1,939	1,457
Equity in earnings and losses of affiliates	1,604	1,275
Provision for doubtful accounts	363	(166)
Deferred income taxes, net	(176)	(694)
Change in operating assets and liabilities	(1,535)	(22,105)
Net cash provided by operating activities	35,435	9,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,372)	(46,576)
Cash consideration paid for investment in affiliates	(750)	(13,800)
Proceeds from sale of equity investments	7,000	-
Sales (purchases) of marketable securities, net	-	8,310
Proceeds from sale of property and equipment	425	62
Net cash used in investing activities	(21,697)	(52,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	104,108	35,387
Payments on notes payable	(115,308)	(16,170)
Proceeds from exercise of stock options and warrants	1,639	1,083
Excess tax benefits from stock-based compensation	324	926
Principal payments on long-term debt	(538)	(69)
Dividend paid	(2,770)	(2,339)
Net cash provided by (used in) financing activities	(12,545)	18,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(404)	(127)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	789	(23,430)

CASH AND CASH EQUIVALENTS:
Beginning	2,590	26,921
Ending	$3,379	$3,491

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$1,272	$170
Income taxes, net of refunds	10,948	11,564

Supplemental schedule of non-cash investing and
financing activities:
Demonstration equipment transferred to (from) inventory	1,055	1,625
Purchase of property and equipment included in accounts
payable	447	2,040
Transfers of equipment to affiliates	-	226
Tax benefits related to exercises of stock options	324	1,431

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

Investments in affiliates are accounted for by the equity method. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities and therefore are not required to be considered for consolidation in our consolidated financial statements. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statement of income.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction contracts (“long-term contracts”), estimated costs to be incurred for product warranties and extended maintenance contracts, excess and obsolete inventory, the reserve for doubtful accounts, stock-based compensation and income taxes. Changes in estimates are reflected in the periods in which they become known.

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

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on April 29, 2007, the beginning of our fiscal year.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, which was April 29, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48, we have recognized no material adjustment in the liability for unrecognized income tax benefits, and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006 and 2007 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.

Commitments and Contingencies. We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee liability in the amount of $200 under the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” In the accompanying financial statements.

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

Changes in our product warranties for the nine months ended January 26, 2008 consisted of the following:

Amount
Beginning accrued warranty costs	$10,515
Warranties issued during the period	5,408
Settlements made during the period	(9,681)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	5,298
Ending accrued warranty costs	$11,540

Lease Commitments. We lease office space for sales and service locations, vehicles and various equipment, primarily office equipment. Rental expense for operating leases was $1,712 and $1,411 for the nine months ended January 26, 2008 and January 27, 2007, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 26, 2008:

Fiscal Year	Amount
2008	$688
2009	2,585
2010	2,157
2011	1,908
2012	2,681
Thereafter	777
Total	$10,796

Purchase Commitments.From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of January 26, 2008, we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal Year	Amount
2008	$47
2009	662
2010	88
Total	$797

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value less the cost of selling the asset. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

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

Note 4. Revenue Recognition

Long-term construction contracts: Earnings on long-term construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and estimable.

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

In cases where we receive advertising rights, as opposed to only cash payments, in exchange for the equipment, revenue is recognized as it becomes earned and the related costs of the equipment are amortized over the term of the advertising rights, which are owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred revenue.

The cost of advertising rights, net of amortization, was $3,454 as of January 26, 2008 and $3,830 as of April 28, 2007.

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

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and continuing technical support for operators of our equipment are recognized as net sales when the services are performed. Net sales from services offerings which are not included in long-term contracts approximated 5.5% net sales for the nine months ended January 26, 2008 and January 27, 2007, respectively.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. Dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No.138,” requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative qualifies as an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

During the nine months ended January 26, 2008, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

As of January 26, 2008, we did not have any derivative instruments outstanding.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 26, 2008 and January 27, 2007 follows:

	Net Income	Shares	Per Share Amount
For the three months ended January 26, 2008:
Basic earnings per share	$5,383	39,936	$0.13
Effect of dilutive securities:
Exercise of outstanding stock options	-	1,330	-
Diluted earnings per share	$5,383	41,266	$0.13

For the three months ended January 27, 2007:
Basic earnings per share	$7,027	39,290	$0.18
Effect of dilutive securities:
Exercise of outstanding stock options	-	2,189	(0.01)
Diluted earnings per share	$7,027	41,479	$0.17

For the nine months ended January 26, 2008:
Basic earnings per share	$20,504	39,832	$0.51
Effect of dilutive securities:
Exercise of outstanding stock options	-	1,548	(0.01)
Diluted earnings per share	$20,504	41,380	$0.50

For the nine months ended January 27, 2007:
Basic earnings per share	$20,906	39,148	$0.53
Effect of dilutive securities:
Exercise of outstanding stock options	-	2,156	(0.02)
Diluted earnings per share	$20,906	41,304	$0.51

Note 6. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill, net of accumulated amortization, was $4,733 at January 26, 2008 and $4,408 at April 28, 2007. We performed an impairment analysis of goodwill as of October 27, 2007. The result of this analysis indicated that no goodwill impairment existed as of that date.

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are non-compete agreements and a patent license. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of January 26, 2008 is $315 for each of fiscal 2008, 2009 and 2010, $284 for 2011, $229 for 2012 and $894 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of January 26, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$304	$1,978
Non-compete agreements	348	124	224
Registered trademarks	401	-	401
Other	87	40	47
	$3,118	$468	$2,650

Note 7. Inventories

Inventories consist of the following:

	January 26,	April 28,
	2008	2007

Raw materials	$23,497	$22,830
Work-in-process	8,680	8,502
Finished goods	20,128	14,503
	$52,305	$45,835

Note 8. Segment Disclosure

At the beginning of fiscal year 2008, we reorganized our business into five business units, and during the second quarter of fiscal year 2008, we implemented limited discrete financial reporting about these business units to the chief operating decision maker, which required us to change our segment disclosures under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” We have five business units which meet the definition of reportable segments under SFAS No. 131: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment and the International segment. The comparable prior period segment information has been retrospectively adjusted to comply with our new reportable segments.

Our Commercial segment consists of primarily sales of our ProStar, Galaxy and Valo product lines to resellers, primarily sign companies, outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our Live Events segments consists of primarily sales of integrated scoring and ProStar and ProAd video systems to college and professional sports facilities and mobile ProTour displays to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy and ProStar display systems to primary and secondary education facilities and sales of our Vortek automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard product line as well as Prostar and Galaxy product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines throughout the world, except the United States and Canada.

Business unit level reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Net Sales
Commercial	$51,667	$38,173	$134,918	$96,626
Live Events	32,547	39,878	127,922	138,171
Schools & Theatres	12,431	12,157	49,104	38,783
Transportation	8,751	5,919	26,879	18,821
International	12,805	10,604	31,737	30,013
Net Sales	$118,201	$106,731	$370,560	$322,414

Operating Income
Commercial	$8,821	$4,784	$20,272	$10,531
Live Events	(2,155)	3,959	5,490	12,678
Schools & Theatres	(1,926)	(1,090)	1,158	2,433
Transportation	335	584	1,546	602
International	1,917	1,585	2,141	4,555
Segment Operating Income	6,992	9,822	30,607	30,799
Nonoperating income (expense):
Interest income	448	304	1,295	1,459
Interest expense	(515)	(232)	(1,265)	(313)
Other income (expense), net	2,015	(63)	1,510	(604)

Income before income taxes	8,940	9,831	32,147	31,341
Income tax expense	3,557	2,804	11,643	10,435
Net income	$5,383	$7,027	$20,504	$20,906

Depreciation and Amortization
Commercial	$1,791	$905	$4,862	$2,128
Live Events	2,107	1,216	6,048	3,335
Schools & Theatres	847	1,120	2,576	2,894
Transportation	513	208	677	668
International	171	75	1,463	181
Total	$5,429	$3,524	$15,626	$9,206

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
January 26, 2008	$106,104	$12,097	$118,201
January 27, 2007	88,819	17,912	106,731

Net sales for nine months ended:
January 26, 2008	$329,307	$41,253	$370,560
January 27, 2007	280,759	41,655	322,414

Long-lived assets at:
January 26, 2008	$96,526	$1,868	$98,722
April 28, 2007	84,746	1,380	86,126

Note 9. Acquisitions

During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment, and we account for this transaction under the equity method of accounting.

During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. The business operates under the name Vortek, and is part of our Schools and Theatres business unit. Results of the operations of Vortek have been included in the consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements. Hoffend was the world’s leading supplier of patented hoist systems for theatre and sporting facilities and has been a supplier of ours in connection with center hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date subject to offset for claims of indemnification. As of January 26, 2008, there were outstanding claims for which indemnifications are provided by the seller and which offset all currently earned contingent payments. Contingent consideration of approximately $1,500 is due over the three calendar years following the closing date to the extent the gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. We do not anticipate there being any future contingent payments based on expected performance of this business.

Note 10. Share-Based Compensation

Description of Plans On August 15, 2007, our shareholders approved, making it effective, the 2007 Stock Incentive Plan (2007 Plan), which authorizes grants of incentive and non-qualified stock options, restricted stock awards, restricted stock units and deferred stock to our employees, non-employee directors and various consultants as compensation for services rendered. There were a total of 4,000 shares authorized under the 2007 Plan.

Options granted under the plan contain terms as determined by the Compensation Committee of our Board of Directors, except that the 2007 exercise price of all stock options, whether incentive stock options or nonqualified options, may not be less than 100% (or 110% with respect to incentive stock options granted to 10% shareholders) of the fair market value of our common stock as of the date of grant. In addition, unless the Compensation Committee determines otherwise, an option will become exercisable in equal installments of 20% of the shares subject to the option on each anniversary of the grant date, beginning with the first anniversary of the grant date, until fully exercisable, and an option will have a ten-year term (or no more than a five-year term with respect to incentive stock options granted to 10% shareholders).

With respect to restricted stock, the 2007 Plan provides that recipients may be conferred all of the rights of a shareholder with respect to such stock unless an award agreement provides otherwise. Restricted stock will be forfeited to us if the recipient ceases to be employed by us or to provide services to us. Restricted stock may be subject to vesting over time or upon the achievement of performance goals.

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

Share-Based Compensation Expense.A summary of the share-based compensation expense for stock options and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Cost of sales	$104	$39	$203	$100
Selling	272	321	863	675
General and administrative	261	139	522	439
Product development and design	146	103	351	245
Decrease in net income before taxes	$783	$602	$1,939	$1,459
Effect on basic and diluted earnings per share	$0.02	$0.01	$0.04	$0.03

As of January 26, 2008, there was $7,974 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 11. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax effected, as the investment in the foreign affiliate is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity in our annual financial statements.

A summary of comprehensive income that we recorded in accordance with SFAS No. 130 is as follows:

	Nine Months Ended
	January 26,	January 27,
	2008	2007
Net income	$20,504	$20,906
Other comprehensive income:
Net foreign currency translation adjustment	(269)	170
Net gain (loss) on derivatives	-	17
Total comprehensive income	$20,235	$21,093

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

We operate on a 52-53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. Fiscal years 2008 and 2007 each contains 52 weeks.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 3 of the notes to our consolidated financial statements, which are included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term construction contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, stock-based compensation and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction contracts. Earnings on long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated. Generally, contracts we enter into have fixed prices established and, to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in the customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of January 26, 2008 and April 28, 2007, we had an allowance for doubtful accounts balance of approximately $1.8 million and $1.6 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our warranty reserves, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of January 26, 2008 and April 28, 2007, we had approximately $11.5 million and $10.5 million reserved for these costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends and other information on the contracts and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of January 26, 2008 and April 28, 2007, we had $7.3 million and $5.3 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of any current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for exposures consistent with FIN 48. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or cash flow.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2%	69.7%	70.0%	70.8%
Gross profit	29.8%	30.3%	30.0%	29.2%
Operating expenses	23.8%	21.1%	21.8%	19.7%
Operating income	6.0%	9.2%	8.2%	9.5%
Interest income	0.4%	0.1%	0.4%	0.4%
Interest expense	-0.4%	0.0%	-0.3%	0.0%
Other income (expense), net	1.7%	-0.1%	0.4%	-0.2%
Income before income taxes	7.7%	9.2%	8.7%	9.7%
Income tax expense	3.0%	2.6%	3.1%	3.2%
Net income	4.7%	6.6%	5.6%	6.5%

NET SALES

Net sales increased 14.9% to $370.6 million for the nine months ended January 26, 2008 as compared to $322.4 million for the same period in fiscal year 2007. Net sales increased 10.7% to $118.2 million for the three months ended January 26, 2008 as compared to $106.7 million for the same period in fiscal year 2007.

The level of net sales generated through the first three quarters of fiscal year 2007 in all five business units was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This trend began in the second quarter of fiscal year 2007 and diminished to a large degree in the third quarter as a result of the ramping-up of facilities in Brookings and Sioux Falls, South Dakota and Redwood Falls, Minnesota. These capacity constraints did not exist in fiscal year 2008.

Commercial Business Unit. Net sales in the Commercial business unit grew during the third quarter and first nine months of fiscal year 2008 as compared to the same periods of fiscal year 2007. For the first nine months of fiscal year 2008, net sales increased 40% and, for the quarter, net sales increased 35% as compared to the same periods of last fiscal year. The largest growth in terms of dollars and as a percentage is attributable to increases in our outdoor advertising niche followed by a smaller increase in sales of our standard Galaxy product line. During the second quarter of fiscal 2008, we experienced a lengthening of lead times in our Galaxy product line caused by supply chain challenges and plant execution. We addressed these issues in the third quarter of fiscal 2008, but this did negatively impact sales and orders in the second and third quarter and may have some continued adverse impact in the fourth quarter. Addressing this allowed us to catch up on delayed orders of Galaxy products and reduce lead times to acceptable levels in the third quarter of fiscal 2008.

Overall, the Commercial business unit continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We also believe that our Valo digital billboard product line will help us maintain and potentially grow our market share due to its features and functions. We believe that the outdoor advertising business has a number of constraints, primarily economical and regulatory, which to date our customers have been successful at overcoming. Until other major billboard companies ramp up deployment and award us the business, we expect to see the percentage growth rates in digital billboards to decline in the future. We do expect, however, that the Commercial business unit will continue to grow for the rest of fiscal year 2008, and into fiscal 2009 and is likely to be one of the fastest growing parts of our business.

As the outdoor advertising business has become a larger percent of our mix, we believe that the seasonality of that business could become a factor in the fluctuation of our net sales because the deployment of displays slows in the winter months in the northern hemisphere. Generally speaking, seasonality is not a material factor in the rest of the Commercial business. Our rate of growth in the Commercial business unit could vary significantly depending on our success in capturing and retaining the business of the major billboard companies as well as on their rate of deployment.

Our growth in the Commercial business unit also depends to some degree on the state of the economy, which we do not believe had any adverse effects in the first nine months of fiscal year 2008.

Order bookings in the Commercial business unit were up 12% for the first nine months of fiscal year 2008 as compared to the same period of fiscal year 2007. The smaller than expected increase was due to a lower level of orders in the second quarter of fiscal 2008 that was a result of lower than expected orders of Galaxy products and lower than expected large contract orders. Generally, orders increase due to the same factors as noted in sales.

Live Events Business Unit. Net sales in the Live Events business unit declined by approximately 18% in the third quarter of fiscal 2008 as compared to the same quarter last year and are down approximately 7% for the year to date in fiscal 2008 over last fiscal year. During the first nine months of fiscal year 2007, orders for live events, primarily large sports venues, were unusually high. As a result, we had expected that the sales for the first nine months of fiscal year 2008 would be limited in growth potential. This is due to the volatility caused by large projects in general. However, orders have increased approximately 16% year to date in fiscal 2008 as compared to the prior fiscal year. Included in these orders are a greater than historical level of dollars that have longer lead times to start manufacturing. This generally happens when a greater percentage of the business is new construction as opposed to major upgrades. It is difficult to assess whether these longer lead time projects will contribute to higher than expected sales when they are actually delivered, which could occur if we were to book a reasonable level of orders in the first half of fiscal year 2009 as compared to the prior year.

During the third quarter of fiscal 2008, our live events manufacturing plant had intended to focus efforts on the project for the Kansas City Royals and had begun production of the electronic modules. As a result of some design enhancements specific to this contract, we determined that these modules would be allocated to other products. The reallocated modules impacted sales in the third quarter of fiscal 2008 as we pushed most of the work related to the Royals project into the fourth quarter. This affected efficiencies in the plant because scheduling had to be reset on short notice, which is generally difficult to do.

Growth over the long-term in the large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were not significant in the first nine months of fiscal year 2007 or 2008. Net sales in both these areas were less than 5% of total sales for the first nine months of fiscal year 2008.

An important factor in orders for the remainder of fiscal year 2008 and for orders and net sales in fiscal year 2009 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue market in fiscal year 2008. There are a number of transactions each exceeding $4 million which could have a significant impact on both orders and sales during the upcoming four quarters.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit were up 2% in the third quarter of fiscal 2008 as compared to the same quarter in fiscal 2007. Year to date sales are up 27% in fiscal 2008 as compared to fiscal 2007. During the second quarter of fiscal year 2007, we were experiencing production delays for this unit, and as a result, many orders at that time were pushed into the third quarter of fiscal 2007. This did not happen in fiscal 2008 and, therefore, the comparison of the third quarter of fiscal 2008 to fiscal 2007 third quarter rate of growth is not indicative of the performance of the unit as a whole. The annual rate is more indicative of the overall performance. The increase in net sales year to date has been impacted by the acquisition of the hoist business late in the second quarter of fiscal year 2007 and more orders being booked as we further penetrate the market. The growth of this business is driven to a large degree by the depth, quality, performance and service of the products offered. Orders within this business unit have increased at a much higher rate and are up over 45% year to date as compared to last fiscal year, which has slightly exceeded our expectations.

Transportation Business Unit. Net sales in the Transportation business unit increased 48% in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal 2007, and year to date they are up 42% over the first nine months of fiscal year 2007. Orders for the first nine months of fiscal 2008 are up approximately 9%. We believe that the increases in net sales and orders in this business are due to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share. For fiscal year 2008 as a whole, we expect that sales will grow in excess of 10%.

International Business Unit. Net sales in the International business unit in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 were up 21% and on a year to date basis have increased approximately 6%. The increase in the third quarter was attributable to the increasing success we are experiencing in Europe and Asia, which are the primary geographic areas of focus for us. Orders as compared to net sales have increased 62% year to date over the first nine months of fiscal year 2007. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically, and we believe net sales will increase significantly in all of fiscal year 2008 as compared to 2007. We continue to see success with our efforts in Asia and, as a result of our expanding line of ProTour products, we expect that European sales will also expand. Orders in this business unit were impacted favorably during the third quarter of fiscal 2008 by a large order for an outdoor advertising company. Based on verbal commitments we have received on orders in the Asian market, we are expecting that sales in this unit could set a record in the fourth quarter.

We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 1% and less than 2% of net sales for the first nine months of fiscal year 2008 and 2007. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

The order backlog as of January 26, 2008 was approximately $138 million as compared to $98 million as of January 27, 2007 and $119 million at the beginning of the third quarter of fiscal year 2008. Historically, our backlog varies due to the timing of large orders. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above.

GROSS PROFIT

Gross profit increased 8.7% to $35.2 million for the third quarter of fiscal 2008 as compared to $32.4 million for the third quarter of fiscal year 2007. For the nine months ended January 26, 2008, gross profit increased 18.1% to $111.3 million compared to $94.1 million for the nine months ended January 27, 2007. As a percent of net sales, gross profit was 29.8% and 30.0% for the three and nine months ended January 26, 2008 as compared to 30.3% and 29.2% for the three and nine months ended January 27, 2007, respectively.

Gross profits have been positively impacted by higher gross margins on contract orders, which have risen consistently throughout the year until the third quarter of fiscal 2008. This higher margin is the result of new products offered, which are able to earn a higher average margin in the marketplace, declines in raw materials pricing and the competitive landscape in some cases.   The new products have been the main driver here which has added in excess of 1/2 margin point, while the raw materials pricing has been slightly less than that.  Estimated margin on orders in the third quarter of fiscal 2008 declined as a result of the large orders for professional sports facilities which traditionally carry smaller margins. We are optimistic that we can increase the actual margin on these transactions but not sufficiently to keep margins from declining slightly. Thus, for the fourth quarter of fiscal 2008, we expect a slight decrease in gross margin that could extend into fiscal year 2009; however, that is difficult to predict at this time.

Gross margin percentages were also negatively impacted in the third quarter of fiscal 2008 by higher warranty costs as disclosed in the notes to the consolidated financial statements.

The third quarter each year is generally the toughest quarter to achieve higher percentages as a result of the impact of the holidays and the slowing down of the sports business.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year in the upcoming quarter due to the continuation of efforts to expand facilities.

We expect that gross profit margins may decline slightly in the fourth quarter of fiscal year 2008, primarily as a result of the large professional sports projects that we expect will contribute to revenue during the quarter. However, depending on the competitive environment, the actual mix, the level of future sales and other factors described elsewhere, margin percentages may deviate more or less from the level of the third quarter of fiscal 2008. For the year as a whole, however, gross profit margin may be slightly higher as compared to fiscal 2007, depending on the level of the fourth quarter.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 25.1% from $22.5 million in the third quarter of fiscal year 2007 to $28.2 million in the third quarter of fiscal year 2008. As a percent of net sales, operating expenses increased from 21.1% of net sales in the third quarter of fiscal 2007 to 23.9% of net sales for the third quarter of fiscal 2008. For the nine months ended January 26, 2008, operating expenses increased 27.2% from $63.4 million for the nine months ended January 27, 2007 to $80.7 million for the nine months ended January 26, 2008.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses increased 19.6% to $16.4 million for the three months ended January 26, 2008 as compared to $13.7 million for the same period in fiscal year 2007. Selling expenses increased 20.0% to $46.4 million for the nine months ended January 26, 2008 from $38.7 million for the same period in fiscal year 2007. Selling expenses increased to 13.9% of net sales for the third quarter of fiscal year 2008 from 12.8% of net sales for the third quarter of fiscal year 2007. For the nine months ended January 26, 2008, selling expenses were 12.5% of net sales as compared to 12.0% of net sales for the nine months ended January 27, 2007.

Selling expenses for the quarter and nine months ended January 26, 2008 were higher than selling expenses in the quarter and nine months ended January 27, 2007 as a result of an increase in personnel costs, which was due primarily to increases made during fiscal year 2007 and into fiscal 2008 as we built our sales infrastructure across all business units, primarily on an international basis; increased travel and entertainment costs; more depreciation; and the increased number of sales and services offices and other costs associated with a higher number of employees. The largest contributor to the increase is the greater number of employees hired to cover growth expectations across all markets and the impact of hiring additional personnel to support various other investments made in growing areas, such as our services business and our international business, which is a core strategic growth area of our company. Year to date, we have increased our services personnel by more than 20% and our total international costs have increased by more than $3 million. The increase in travel and entertainment which is less than $0.5 million is due to having more employees and higher sales. Higher depreciation costs of approximately $1 million are primarily due to the increased investment in demonstration products and the build-out of the facilities to handle our expansion. During the third quarter of fiscal year 2008, we also experienced higher than expected health insurance costs.

We expect to continue to invest in organic growth which, combined with the ramp-up of personnel in the latter half of fiscal year 2007, has caused selling expenses to increase in fiscal year 2008 as compared to fiscal year 2007. We typically evaluate selling expenses as a percentage of orders rather than sales. Based on this comparison to orders, we have held selling expenses at the same level year to date in fiscal 2008 as compared to fiscal 2007. During the first quarter of fiscal year 2008, we took steps to slow the rate of growth of selling expenses and, on a quarterly basis, we have reevaluated where we are as a percentage of orders to ensure that we meet our goal of reducing selling expense as a percentage of sales. This expectation could change based on how much we ultimately invest in current initiatives underway, including our geographical expansion. We expect that in the fourth quarter our growth of personnel and expenses will be less sequentially from the third quarter.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses increased 31.3% to $6.9 million for the third quarter of fiscal year 2008 as compared to $5.2 million for the third quarter of fiscal year 2007. General and administrative expenses increased 42.1% to $19.3 million for the nine months ended January 26, 2008 as compared to $13.6 million for the nine months ended January 27, 2007.

General and administrative expenses increased to 5.8% as a percent of net sales for the third quarter of fiscal year 2007 from 4.9% of net sales for the third quarter of fiscal year 2007. For the nine months ended January 26, 2008, general and administrative expenses increased to 5.2% of net sales as compared to 4.2% of net sales for the nine months ended January 27, 2007.

General and administrative expenses increased for the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 due to increases in personnel and related costs across all areas within general and administration due to our growth as described above, information systems maintenance and support costs, professional fees, training and recruiting costs, building costs and international expansion. On a year to date basis, the key factors causing the increases were similar with personnel costs accounting for almost half of the increase and information systems hardware and software accounting for more than 15% of the increase.  Building costs, primarily depreciation and IT infrastructure along with training comprise the largest portion of the balance of the increase.  We expect that general and administrative costs will be flat to slightly up in the fourth quarter of fiscal 2008 as compared to the third quarter of fiscal year 2008.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 36.9% to $4.9 million for the three months ended January 26, 2008 compared to $3.6 million for the same period in fiscal year 2007. Product design and development expenses increased 34.0% to $15.0 million for the nine months ended January 26, 2008 as compared to $11.2 million for the nine months ended January 27, 2007.

Product design and development expenses were 4.2% of net sales for the third quarter of fiscal year 2008 and 3.4% of net sales for third quarter of fiscal 2007. Product design and development expenses were 4.0% and 3.5% of net sales for the nine months ended January 26, 2008 and January 27, 2007, respectively.

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

Interest income increased 47.4% to $0.4 million for the three months ended January 26, 2008 compared to the third quarter of fiscal year 2007. For the nine months ended January 26, 2008, interest income decreased 11.2% to $1.3 million from $1.5 million for the nine months ended January 27, 2007. The change for the nine months as a whole was the result of lower levels of interest-bearing marketable securities. We expect that the amount of interest income will decrease slightly in the fourth quarter of fiscal 2008 due to the decline in interest on trade receivables.

Interest expense is comprised primarily of interest costs on our notes payable and long-term debt. Interest expense increased to $0.5 million for the three months ended January 26, 2008 as compared to $0.2 million for the third quarter of fiscal year 2007. For the nine months ended January 26, 2008, interest expense increased 304.2% to $1.3 million from $0.3 million for the nine months ended January 27, 2007. The increase is primarily due to higher average borrowings outstanding during the year. Included in interest expense in the third quarter of fiscal year 2008 was approximately $0.1 related to interest on sales tax audits arising and completed during the quarter. Due to the reduction in debt during the third quarter of fiscal 2008, we expect that interest expense will decline in the fourth quarter of fiscal 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased to $2.0 million for the three months ended January 26, 2008 as compared to less than ($0.1) million for the three months ended January 27, 2007. For the first nine months of fiscal year 2008 and 2007, other income (expense) was $1.5 and ($0.6) million, respectively. The change results from the effects of earnings attributable to unconsolidated affiliates, currency gains and losses, and a pre-tax gain of approximately $2.5 million from the sale of a significant portion of our investment in Arena Media Networks. We expect that other income (expense), excluding the gain on the sale of Arena Media, which was approximately ($0.8) million, will improve in the fourth quarter of fiscal 2008.

INCOME TAX EXPENSE

Income taxes were approximately $3.6 million in the third quarter of fiscal year 2008 and $2.8 million for the third quarter of fiscal year 2007. For the first nine months of fiscal year 2008, income taxes increased to $11.6 million as compared to $10.4 million for the first nine months of fiscal year 2007. The effective tax rate for the nine months ended January 26, 2008 was 36.2% as compared to 33.3% for the first nine months of fiscal year 2007. The effective rate was lower in fiscal year 2007, as a greater amount of net income was recognized in lower-rate tax jurisdictions such as China and Macau. We expect that the effective tax rate for the 2008 fiscal year will approximate 36% but could vary depending on the mix of income in foreign jurisdictions and the potential for reinstatement of the research and development tax credit beyond calendar year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $53.0 million at January 26, 2008 and $44.9 million at April 28, 2007. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the nine months ended January 26, 2008 was $35.4 million. Net income of $20.5 million, plus depreciation and amortization of $15.4 million, stock-based compensation of $1.9 million and increases in accounts payable, customer deposits, accrued expenses and income taxes payable caused an increase in cash provided by operations. This increase was offset by increases in costs and estimated earnings in excess of billings, accounts receivable, inventory and notes receivables and decreases in billings in excess of costs and profits.

Accounts receivables and estimated earnings in excess of billings increased significantly as a result of the timing on projects and a higher level of receivables related to outdoor advertising customers, which is expected to decrease in the fourth quarter. Increases in inventory are occurring as we continue to reorganize the plant and related inventory into the separate plants as opposed to a centralized inventory serving the plants. Over the long-term, we expect that this will cause less excess and obsolete inventory and improved turns. The days sales outstanding related to the combined accounts receivables and costs and earnings in excess of billings as of January 26, 2008 and April 28, 2007 was 77 and 71 days, respectively. Inventory turns as of those same dates were approximately 10 and 8, respectively. It is not unusual to have these types of fluctuations as a result of the types of contracts we enter into, although these levels are expected to improve.  The changes overall in operating assets and liabilities are due generally to the impact of the timing of cash flows on projects, which can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to improve our cash flow relative to sales.

Cash used by investing activities of $21.7 million for the first nine months of fiscal 2008 included $28.4 million for purchases of property and equipment. During the first nine months of fiscal year 2008, we invested approximately $6.8 million in manufacturing equipment, $11.2 million in facilities additions, $6.2 million in information systems infrastructure, including software, $2.9 million in product demonstration equipment, $1.2 million in rental equipment and $0.1 million in office equipment. These investments were made to support our continued growth and to replace obsolete equipment. We are taking steps to curtail and reduce capital expenditures as a percent of net sales. As of the end of the third quarter of fiscal 2008 and fiscal 2007, capital expenditures were 7.6% and 14.4% of net sales, respectively.

In the second quarter of fiscal year 2008, we completed construction of a new building in Brookings, South Dakota to be used primarily for office and warehouse space. The total cost of the building and furnishings was approximately $19.2 million. We funded approximately $2.0 million of the cost of furnishings through operating leases. We also invested in equipment for our Redwood Falls, Minnesota manufacturing facility. We consider these two areas to be the completion of the major capacity expansion efforts we began in fiscal year 2006. We expect to invest approximately $4.5 million in capital expenditures through the rest of fiscal 2008. We believe that in fiscal year 2009, investments in capital assets will decrease and, over the long term, we will increase our cash and marketable securities while decreasing the level of debt.

Cash used by financing activities of $12.5 million for the first nine months of fiscal 2008 consisted of the dividend paid to shareholders of $2.8 million on June 20, 2007, which was offset by payments on notes payables and by option exercises and excess tax benefits from equity-based compensation.

Included in receivables as of January 26, 2008 was approximately $4.1 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $4.9 million for the quarter ended January 26, 2008 as compared to $3.6 million for the third quarter of fiscal 2007. We intend to continue to incur expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays at a rate of 4.0% of net sales. We also intend to continue developing software applications for our display controllers to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $10.0 million for standby letters of credit. The line of credit is due on November 15, 2008. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 3.31% at January 26, 2008. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of January 26, 2008, $13.4 million was advanced under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.4 million line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 5.75% on January 26, 2008. As of January 26, 2008, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivable, inventory and other assets of the subsidiary.

On May 24, 2007, our Board declared an annual dividend payment of $0.07 per share on our common stock for the year ended April 28, 2007. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 26, 2008, we had approximately $21.6 million of bonded work outstanding against this line.

We believe that based on our current growth estimates over the next 12 months, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender. We believe that cash from operations, our existing or increased credit facility and our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through January 26, 2008, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes was not significant. Net sales originating outside the United States for the third quarter of fiscal year 2008 were 11.1% of total net sales. We operate in various countries in Europe, Asia, the Middle East and Canada through wholly-owned subsidiaries. Sales of those foreign subsidiaries comprised 8.8% of net sales in the third quarter of fiscal year 2008. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 26, 2008, our outstanding debt approximated $15.8 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an approximately $0.2 million annual effect on variable rate debt interest based on the balances of such debt as of January 26, 2008. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an interest element. The majority of these financings carry fixed rates of interest. As of January 26, 2008, our outstanding long-term receivables were approximately $24.3 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.2 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ended April 28, 2008 and subsequent fiscal years.

	2008	2009	2010	2011	2012	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,434	$4,954	$4,067	$2,954	$2,867	$5,016
Average interest rate	4.4%	7.5%	7.8%	8.0%	7.9%	8.6%
Liabilities:
Long- and short-term debt
Variable-rate	$3,414	$-	$-	$-	$-	$-
Fixed-rate	$103	$545	$28	$28	$-	$-
Average interest rate	6.0%	5.7%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$222	$343	$293	$136	$95	$89
Average interest rate	3.3%	5.3%	4.5%	1.5%	2.0%	1.6%

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 26, 2008, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 26, 2008, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 26, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 29, 2008