Form 10-K
period 2008-04-26
DAKTRONICS INC /SD/
filed 2008-06-23
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 26, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___.

Commission File Number: 0-23246

Daktronics, Inc.

(Exact name of Registrant as specified in its charter)

South Dakota (State or other jurisdiction of incorporation or organization)	46-0306862 (I.R.S. Employer Identification No.)

201 Daktronics Drive Brookings SD	57006
(Address of principal executive offices)	(Zip Code)

(605) 692-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes[ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]              No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes[ ]	No [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 27, 2007 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the registrant’s Common Stock on The NASDAQ Stock Market on such date, was approximately $1,005,946,000. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant’s Common Stock outstanding as of June 16, 2008 was 40,388,345.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 27, 2008 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended April 26, 2008

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Over the years, our products have evolved significantly, from scoreboards and matrix displays and related software applications to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems. In the mid-nineties, as light emitting diodes (“LED’s”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime. Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system. This has proven to be a key factor in Daktronics becoming the dominant company worldwide in large electronic displays. Over the years, we have invested in product development to add complementary products and services, such as production services, sound systems, marketing services, maintenance and support and other products for our customers.

Business Developments. As a result of our line of LED display systems and software applications, we gained significant market share through designing and manufacturing quality products and providing technical expertise and services. Our products are in use throughout the world, as we are the world’s leader in all LED display product categories, according to independent research.

In the sports market, our integrated video and scoring systems have been installed at many professional, collegiate and high schools facilities, particularly in North America, and at international sporting events such as the Olympic games.

With commercial applications, our video, digital billboard and graphics displays can be seen in major destination sites, such as Las Vegas and Times Square, along roadsides at retail establishments and at many other locations.

In the transportation market, our Vanguard® displays are in use in numerous jurisdictions across North America and our customers include many state departments of transportation.

One of our core growth strategies has been to enter geographic markets by developing a small sales and service presence that provides after-sale support to our entire product line and sales of our products. This network of offices, including home offices, has historically been and is expected to continue to be an important part of our growth strategy. We currently have approximately 60 corporate offices throughout the world.

We occasionally acquire businesses that provide access to new markets or complement our existing products. In the past five years, we have acquired a number of small companies. Although these acquisitions increased the scope of services and technology that we are able to provide, our primary growth objective is still the increase of sales through organic growth.

Financial Information About Segments

See Note 2 of the Consolidated Financial Statements for financial information pertaining to our business segments and geographic operations.

Narrative Description of Business

We are the world’s leading supplier of electronic scoreboards, large electronic display systems and related marketing services, digital messaging solutions, software and services for sports venues, commercial and transportation applications. Our continuing focus is on supporting customers with superior products, integration and services that provide dynamic, reliable and unique visual communication solutions. We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing, sound and hoist systems and related professional services. We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

We are engaged in a full range of activities: marketing and sales, engineering and design, manufacturing and professional services. Each of those activities is described below.

Marketing and Sales. Our products have been sold throughout the United States and other countries through a combination of direct sales personnel and resellers. In the United States and Canada, we use primarily a direct sales force for professional sports, colleges and universities, convention centers and smaller sports facilities, including high schools and transportation applications. In smaller commercial applications, we rely primarily on resellers. We also utilize resellers outside North America on large video system projects where we do not have a direct sales presence. Sales to resellers generally have terms equal to sales directly to end users.

The majority of the products sold by resellers are standard catalog products. These are typically moderately priced and relatively easy to install. A limited number of models are built to inventory and available for quick delivery. We support our resellers through direct mail advertising, trade journal advertising, trade show exhibitions and our sales force support in the field. We believe that we can expand sales and in some niches, market share, by expanding both our direct sales force and resellers.

Our direct sales force is comprised of a network of offices located throughout the world supporting all customer types in both sales and service. In addition to supporting resellers as described above, the direct sales staff sells the entire range of our standard products and substantially all of the large video display systems. Our direct sales staff is structured in a way to maximize cross-selling opportunities across segments. We have organized our business into five business units which have a primary focus on particular markets and a secondary focus on opportunities in other markets. The business units consist of four domestic business units that include U.S. and Canada: Commercial, Live Events, Schools and Theatres, and Transportation and a fifth business unit for international operations. We believe that customers in each area are unique in a number of ways which are conducive to this structure. For example, live events customers usually have a large variety of products tied into a system in a single location that involves much more creative production services, design and event support. The Commercial business unit relies more on needs created by large and remote networks of displays connected through various modes of communication. The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems that manage the flow of travelers and vehicles. Finally, the Schools and Theatre business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues.

When we target a potential customer for sales opportunities, the prospect is contacted either directly or through a reseller. Frequently, on larger sales opportunities, engineers, technicians and sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. We also regularly host customers at our various manufacturing facilities to demonstrate product quality, manufacturing, and design capabilities.

International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets. During fiscal years 2008, 2007 and 2006, approximately 13%, 10% and 10% of our net sales, respectively, were derived from international sales. Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia and the United Kingdom. We also are a 49% owner of a joint venture in Malaysia.

Much of our marketing and sales success in the past was based on our ability to create new products and product enhancements for customers by understandingtheir needs and opportunities. We have developed and continue to develop this understanding through active participation in the sales cycle by engineers and other personnel and through attendance at trade shows, conventions and seminars and fostering a culture of teamwork throughout the organization.

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

We employ engineers and technicians in the areas of mechanical and electrical design, applications engineering, software design and customer and product support. We use primarily in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace. We assign product managers from our engineering staff to each product or product family to assist our sales staff in training, implement product improvements, and ensure that each product is designed for maximum reliability and serviceability. We also invest in new creative technologies and in companies developing new technologies.

Our engineering staff consists of four product development groups – Sports, Video, Commercial and Transportation. The Sports Product development group focus is aligned with the Schools and Theatre business unit, the video group is aligned with the Live Events and International business units and the commercial and transportation groups are aligned with the Commercial and Transportation business units.

Until fiscal year 2008, each engineering group was autonomous to allow it to focus on one product family. Beginning in fiscal year 2008, we implemented a more matrix-based organization with key leaders of each engineering group being responsible for design initiatives across all groups. This allows us to take advantage of core technologies that can be used across product categories. We believe that this is a core strategy to drive the highest quality and most reliable products.

Manufacturing. As a vertically integrated manufacturer of display systems, we perform most sub-assembly and substantially all final assembly of our products.

Our manufacturing operations include component manufacturing and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). We augment our production capacity with the use of outside resources primarily due to capacity constraints, although we have also used outside providers when it was more cost effective.

We use a modular approach for manufacturing displays. Standard product modules are designed to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. We inventory a limited supply of standard products. Custom projects are built according to the customer’s specifications. Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service. A key strategy of ours is to reduce the need for customization of displays and increase standardization. For example, we are developing a more widespread use of a common module platform and are expanding use of a standard formed cabinet for displays.

Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

During fiscal year 2006, we began significant expansion of our facilities and throughput to respond to the increasing level of sales. Prior to that time, substantially all of our products were manufactured in our main facility in Brookings, South Dakota. During fiscal year 2007, we began manufacturing in Sioux Falls, South Dakota and Redwood Falls, Minnesota. We also deployed a limited amount of manufacturing in China and expect to expand that location in the upcoming fiscal year. Locations outside of Brookings now produce a material amount of our products.

During fiscal year 2007, we began reorganizing our plants to more closely align them with the five business units described above. In the fourth quarter and fiscal year 2008, we deepened this reorganization by allocating inventory and decentralizing various other functions to each plant. This resulted in significant investment in replicating processes which in prior years were centralized. This was extremely important given the rapid growth of the business and the resulting unique needs of our customers in each business unit. Our goal is to align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers while not giving up the synergies of shared resources. In addition, given the cyclical nature of some parts of our business, we need to maintain our ability to manufacture the same products across our plants so that we can smooth out the peaks and valleys of customer demand of the various business units.

Technical Contracting. We serve as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of standard displays and other state-of-the-art display systems typically involves competitive proposals. As a part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in the optimal type of display system. We usually include, as a part of our proposal, site preparation and installation services related to the display system. In these cases, we serve as a contractor and may retain subcontractors. We are licensed in a number of domestic jurisdictions as a general contractor. Generally, we outsource all related electrical, steel and installation labor to qualified subcontractors with which we have developed relationships.

Professional Services. Our professional services are essential to continued market penetration and growth. We provide maintenance and support services and technical contracting in all of our offices throughout the world. We are currently evaluating our office network in the U.S. to ensure that the organization is functioning efficiently from a cost perspective. This includes reevaluating the need for offices in certain locations, our current approach to parts logistics and various other matters. We supplement our offices with a network of authorized service companies for service and maintenance needs.

Professional services we provide in addition to technical contracting include event support, content creation, product maintenance, marketing assistance, training on hardware and software, and display rentals. Our creative production staff provides a variety of services to customers, including video content, event support, control room design, on-site training (hardware and software), and continuing technical support for operators of complicated display systems.

Our sports marketing division provides customers with marketing and ad sales for facilities to fund display system purchases. These marketing services extend beyond the marketing potential of the equipment in the facility to other facility-related components. Typically, we render these services to facilities that do not have in-house marketing programs and staff.

Customer Service and Support. Our customer service distinguishes us from our competitors. This service includes limited warranties for most of our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after the first sale or installation, depending on the product or type of customer and extended service agreements. We also provide help-desk access, parts repair and replacement and programming support for video, animation and other displays. We staff our help desk with experienced technicians who are available on-call 24 hours a day to support events and sites.

Our repair center is staffed with trained technicians who repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts.

Beginning in fiscal 2009, we reorganized our North American field service personnel so that we could better focus on the commonality of the products across units rather than the unique customer needs, which was the prior focus. We believe that we can drive significant cost savings and synergies by doing this that will become visible as we enter into the second half of the fiscal year.

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

The cost, performance and availability of LEDs has made them the preferred display element for large displays as compared to alternatives such as incandescent and reflective technologies, most of which are obsolete or unproven. The cost effectiveness, life and performance of LCDs have made them the preferred small display solution. The vast majority of displays we sell today utilize LED technology.

The two principal components of many of our systems are the display and the controller. The controller uses computer hardware and software to process the information provided by the operator and other integrated sources and then compiles the information, graphics or animation to be presented on the display. Data can be transferred between the controller and local or remote displays. Local connections may use wire cables, fiber optic cables, infrared links or radio links. Standard and cellular telephone connections and satellite transmissions are used to connect to remote displays. The controller controls each of the pixels (which are the dots or picture elements that make up the image) on the display to present the message or image.

Most of our display technologies rely on one or more of our software products to manage and provide content for the display. These software products range in complexity from scoring consoles, to the Venus® 1500 control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays, to the Venus® 7000 display control system that controls multi-color displays and video displays, providing the ability to create graphics and animation as well as interfacing with third-party software for content. Additionally, our VisiconnSM control software is used to display targeted messages to specific audiences and to control large networks of digital displays.  Complementary software, such as our DakStats® and interfacing software, is also available and can be fully integrated into the control software.

Our display systems range from small scoreboards and digit displays priced at under $1,000 to large complex display systems priced in excess of $20 million. Generally, our product sales are either custom products or standard catalog scoreboards or displays. Historically, these standard catalog sales have accounted for less than 25% of our total annual revenues. Our custom products are customized in terms of size, configuration and installation type but are generally built using standard technology platforms. In 2008, we initiated various programs to reduce custom components in favor of much more standardized components that could be assembled and put together to form products that in the end are customized to the needs of the end users.

Within each product family, we produce displays that vary in complexity, size and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed. Generally, the light source, or pixels, are larger and spaced farther apart for longer distance viewing. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display. We customize our products according to the design specifications of the customer and the conditions of the environment.

Product Families and Technologies

Our products are comprised of the following five major product families:

1.	Sports products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, Sportsound®
sound systems and related controllers and products;
2.	Automated rigging and hoist products, primarily our Vortek® line of hoists and related control systems;
3.	Video products, primarily HD-X, ProStar®, ProTour® and ProAd® displays and associated control systems;
4.	Commercial products, primarily Galaxy® and Valo™ displays and Venus® 1500 control systems; and
5.	Transportation products, primarily Vanguard® displays.

Each of these product families is discussed below.

Sports Products. The sports products family includes a full line of indoor and outdoor scoreboards, timing systems, digit displays, sound systems, statistics software and other related products. The indoor products range in complexity from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating message centers, advertising panels and hoist systems. Outdoor scoreboards range in complexity from two-digit game timers and small scoreboards to large scoring systems incorporating message centers and advertising panels.

We expect that sports products sales in the future will continue to focus on the use of LED technology due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Because most of the products within the sports products group have significant standardization, we have been able to make progress on our goal of delivering the highest quality products while maintaining consistent margins.

We offer a variety of internally developed controllers complementing our scoreboards and displays. These controllers vary in price and complexity from the All Sport® 100, which is a controller for portable scoreboards, to the All Sport® 5500, which is designed for more sophisticated scoring systems, allowing for more user-defined options. These controllers can be interfaced with the scoreboards through radio frequencies, fiber optic connections or other means.

We also offer timing systems for sports events, primarily aquatics and track competitions. These timing systems include our OmniSport® 2000 timing system. The system has the capability to not only time and rank the competitors but also to interface to event management software created by other third parties to facilitate the administration of the sporting event.

As a key component of an integrated system, we market sports statistics and results software under the DakStats® trademark. The software allows entry and display of sports statistics and other information displays. It is one of the leading applications of its type in professional, collegiate and high school sports.

Automated Rigging and Hoist Products.  The automated rigging and hoist product family includes our Vortek® automated rigging systems which complement our arena center-hung scoreboard/display systems for both small and large sporting facilities. Additionally, the Vortek® hoist provides automated rigging for theatre applications, primarily smaller theatres such as in high schools and similar venues. The strengths of the Vortek® automated rigging systems include safety and ease of operation.

The Vortek® Automation Center includes intuitive touch screens and menus to control the integrated hoist systems in a central control system to provide for added safety and enhanced operation of a theatre production, making changes in scenery, lighting and sound preprogrammed, timed and easy to control.

We also offer custom hoists, primarily in the sports arena business, for all sizes of center-hung video and scoring solutions.  These custom hoists, which are designed to the specifications of the center-hung structure and the load and design features of its attachment points within a facility, provide the most capable and proven systems in the industry.

Video Products. The video products family consists primarily of displays, which are comprised of a large number of pixels capable of creating various levels of video, graphics and animation, and controllers, which manage the operation of the display. Video display products are based on red, green and blue LEDs arranged in various combinations to form pixels or picture elements. The electronic circuitry which controls the pixels allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors.

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

Our ProStar® and HD-X video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.4 trillion colors and is available with pixel spacing as close as three millimeters. Currently, we offer a wide range of pixel spacing, ranging from three millimeter to 89 millimeter. The three-millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 34-millimeter is the most cost effective for physically large displays with maximum viewing distances. In addition, the uniformity of colors across the display is important to the quality of the video image. Our unique display control circuitry along with our proprietary manufacturing and calibration procedures provide uniform colors across the display.

We have adapted our ProStar® technology into our ProAd® digital advertising and information display system, the ProTour® modular display system, the ProRail® display systems and our ProPixelTM display systems. ProAd® technology uses red, green and blue LED modules configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring and statistics.

ProTour® display systems are comprised of lightweight individual modules or panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are used in what we refer to as mobile and modular applications, such as touring shows and the events market. ProRail® display systems incorporate our ProAd® displays into a patented cabinet designed to serve as a replacement for the fascia of an upper deck in a stadium or arena, which in some cases saves construction costs and improves the sight lines of the fans. ProPixel™ displays serve as architectural accents and channel lettering.

Our main controller for these video displays is our Venus® 7000 controller, which is built on the Windows® operating system. This high-end controller provides advanced capability for controlling large video displays. The V-Play® event management software provides facilities with integrated and sophisticated event program management capabilities with integration to video equipment. It provides instant replays, live action and overlays of information and it allows for the organization and playback of digital video and audio clips. Other video products controllers include the VisiconnSM  and V-Tour® controllers. Each of these controllers is designed with unique features and functionality for unique market niches.

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

Commercial Products. The key product lines in the Commercial Products family are our Valo™, Galaxy® and GalaxyPro™ product lines, which include various indoor and outdoor applications intended primarily as graphics and text-based displays.

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

GalaxyPro™ displays are full-matrix outdoor displays capable of displaying pre-recorded video, text, graphics and animation. GalaxyPro™ displays are offered in full color with pixel spacing from 20 millimeter to 34 millimeter. GalaxyPro™ displays are capable of producing 68 billion colors, have excellent color uniformity across the display and are fully compatible with our Venus® 1500 display control software. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

Our Valo™ displays, used primarily in the digital billboard marketplace, utilize the foundation of our ProStar® technology to create a unique digital display product for outdoor advertisers. The product, which is used primarily to display static images that change at regular intervals, include many features and functionality that are unique to the outdoor advertising business, such as our patented mounting system, self adjusting brightness, improved energy consumption, and network security.

Other product lines within the Commercial Products group include our DataTime®, DataMaster®, DataTrac™ and DakTicker® displays. The DataTime® product line consists of outdoor time and temperature displays in various character sizes. The DataTime® displays feature a programmable time and temperature display and use a remote sensor for temperature data input. The DataMaster® product line consists of outdoor rate, gas price, generic counting/timing and lottery displays in various character sizes. The DataTime® products are offered in red or amber, while the DataMaster® products are offered in red, amber and green. The DataMaster® product line has growth potential in the petroleum market niche.

The DataTrac™ product lines consist of indoor LED displays comprised of discrete characters. Each character is spaced evenly horizontally and vertically from the adjacent character. This provides the least expensive display per character for the display of text messages only. DakTicker® displays are used primarily in financial institutions for ticker displays and to display other financial information. DataTrac™ and DakTicker® products have a controller in the display that is capable of receiving a downloaded display program and then operating independently to display that program until a new program is downloaded to it.

The majority of our Commercial Products group’s products utilize our proprietary Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display. This software is designed to be useable without any special training, and it is applicable to all general advertising or message presentation applications. We also provide software that allows system integrators to write their own software using the Venus® 1500 software developer’s kit to communicate to displays supplied by us. Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales. Our Valo™ display line utilizes the Valo™ Play control system to manage the operation and content of displays on a networked basis.

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

Sources of Raw Materials

We source some of our raw materials, including LEDs, from a limited number of suppliers, primarily due to quality control or the customized nature of the materials.  The loss of one of these key suppliers could have an adverse impact on our business and operations.  For additional information, refer to Item 1A – Risk Factors.  From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

Intellectual Property

We develop technology on a continuing basis that we consider for patent application. We apply for the majority of our patents to establish the creation of the technology so that other parties cannot later claim ownership. We generally do not pursue infringement claims on these patents when others infringe on them. The remainder of our patents are designed to prevent infringement, and we aggressively pursue infringement claims for protection due to patent violations.

We apply for patents in the U.S. and a limited number of foreign jurisdictions. These patents generally pertain to our display technologies and product features and have various terms of duration. The patents we hold which are designed to protect and prevent competitors from infringing include, for example, patents on mechanical designs such as our ProRail® system and our Valo™ Mount, our ProStar® formed cabinet and our latching system for modules. They also include patents for product features and capabilities which we believe are superior in the marketplace and that give us a competitive position, such as our touchpad products for aquatics. There are a limited number of patents that apply to our electronics due to the rapid rate of change in the industry. However, we hold patents on such things as calibration methods and pixel arrangements. Due to the general nature of our business and the rapid rate of change in technology, we do not incur significant expenditures in defending or prosecuting patent claims.

We rely on trademarks, in addition to patents, to help establish and preserve limited proprietary protection for our products. Our trademarks are registered in the United States and other countries. We also have numerous trademark applications pending. These trademarks are used to establish brand recognition and distinction in our various markets.

Product drawings, software, training and product manuals and other works of authorship are also subject to applicable copyright law protections. We provide software to our customers in object code to help preserve our intellectual property rights. We also rely on nondisclosure and license agreements with our employees. Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of our products.

Seasonal Nature of the Business

Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place and large commercial systems and networks. The seasonality of the sports market has also played a part in our sales and profit fluctuations. As a result, sales and net income in the first and second quarters of a fiscal year tend to be higher than in the third quarter of a fiscal year, followed by higher levels in the fourth quarter leading into the first quarter of the following year.

The seasonality of the sports business is caused by sales related to facilities for football in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall, and finally facilities for baseball in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during the third quarter. The effects of seasonality unrelated to holidays are generally not found in our Commercial, International and Transportation business units, although the impact of large orders in those markets can cause significant fluctuations in sales and profits. We believe that with the mix of business favoring more emphasis on outdoor advertising applications, we could see more seasonality in the Commercial business unit in the future, with sales slowing in our winter months. Approximately 46% of our net sales are in the Schools and Theatres and Live Events business units, 36% are in the Commercial business unit, 10% are in the International business unit and the remaining approximately 7% are in the Transportation business unit.

Gross margins on large orders tend to fluctuate more than the gross margins on smaller orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins. Although we follow the percentage of completion method of recognizing revenues on the majority of these larger orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

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
Live Events

Large colleges and universities, professional sports teams and facilities, Olympic games, national and international sports federations, civic arenas and convention centers, staging and rental, and motor racing.

Schools and Theatres	Elementary and secondary schools, small colleges and universities, local recreation centers and theatres.
Commercial	Retailers, outdoor advertisers, hospitality providers, quick-serve restaurants, financial institutions, casinos, pari-mutuel racing and other similar businesses.

Transportation	State and local departments of transportation, airlines, airports and related industries, parking facilities and transit authorities.

We have a large and diverse customer base. The nature of our business generally is not repetitive business from one or a few significant customers. As a result, the loss of a major customer generally would not have a material adverse impact on us.

Backlog

Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $175 million as of April 26, 2008 and $127 million as of April 28, 2007. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income. Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors. Contracts related to new construction projects generally tend to have the longest lead times.

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

Some of our products are tested to safety standards developed by Underwriters Laboratories in the United States, as well as similar standards in other countries. We design and produce our products in accordance with these standards.

Our printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. Our manufacturing operations must also meet various safety related rules and regulations. We believe we are in compliance with all applicable governmental laws and regulations.

In some countries in which we operate, including China, there are various laws and regulations that restrict or limit our ability to withdraw our capital investment.

Competition

The large electronic display industry is highly fragmented and characterized by intense competition from a variety of sources. There are a number of established suppliers of competing products who may have greater market penetration in certain of our market niches or greater financial, marketing and other resources. Competitors also attempt to copy our products or product features. Because a customer’s budget for the purchase of a large screen electronic display is often part of that customer’s advertising budget, we may also compete with other forms of advertising, such as television, print media or fixed display signs.

There are generally more competitors in product categories and applications that require less complicated display systems, such as the high school scoreboard market and the text and graphics display markets. As the needs of customers increase and the display systems become more complex, there are generally fewer competitors. However, due to the high profile nature of larger complex display systems, the competition is generally more intense.

Within our standard product business, which includes our Galaxy® and Valo™ display lines and scoreboard products, there are a large number of competitors, none of which we consider to be dominant. In addition, in the Galaxy® display business, there are a significant number of Asian competitors that attempt to penetrate our marketplace. We generally compete based on our depth of service and the wide range of our product offerings.

Within our large video system business, across all segments, there are various competitors that have different levels of strength in individual niches, none that have a dominant position overall. For example, a single competitor may have strength in the mobile video business but very little in the fixed installation business. Another competitor may have strength in the billboard display business but very little strength in any other video system applications. In addition, our large display business has competitors in a narrow niche that were significant at one time in that niche and then substantially decrease their presence in that niche. These changes seem to happen as a result of the complexities of the marketplace and the failures that are experienced on installations that receive a great deal of visibility. Our video systems are highly complex and visible, requiring a high standard of performance that is difficult for other industry participants to maintain over the long-term.

Our competitors are not generally aligned by business unit.  The focus of competitors tends to be more of a product focus.  For example, our Galaxy® line of displays have competitors that are also concentrated in the

Commercial business unit, although, like us, they also compete with these same products in our other business units.  Competitors with a focus on video displays compete generally across all our business units.

Overall, we compete based on our broad range of products and features, complementary services, advanced technology, prompt delivery and reliable and readily available customer service and support. We also strive to provide cost-effective products and solutions for our customers. Contrary to our focus on technologically advanced products and customer support, some of our competitors compete in some markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or less customer support. If a customer focuses principally on price, we are less likely to obtain the sale. To remain competitive, we must continue to enhance our existing products, introduce new products and product features, and provide customers with cost-effective solutions to their display needs.

Research and Development

We believe our engineering capability and experience are unparalleled among our competitors and that our product development capability will continue to be a very important factor in our markets.

Product development expenses for fiscal years 2008, 2007 and 2006 were approximately $20.8 million, $15.6 million and $11.2 million, respectively.

Environmental Concerns

We believe that we do not have any environmental issues that would materially affect capital expenditures, earnings or our competitive position in the marketplace.

Employees

As of April 26, 2008, we employed approximately 2,600 full-time employees and approximately 800 part-time and temporary employees. Of these employees, approximately 1,300 were in manufacturing, 1,300 were in sales, marketing and customer service, 500 were in engineering and 300 were in administration. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

Financial Information About Geographic Areas

See Note 2 of the Consolidated Financial Statements for financial data pertaining to our geographic operations.

Available Information

We make available, free of charge, on or through our website (http://investor.daktronics.com), our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). The reports are also available through a link to the SEC’s website at http://www.sec.gov. Information contained on our website or linked through it is not part of this report.

Item 1A. RISK FACTORS

A number of risks and uncertainties exist which could impact our future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, our success in developing new products and technologies, market acceptance of new products and other factors, including those set forth below.

Competition could result in lower sales and decreased margins. We operate in highly competitive markets that, in certain portions of the business, are highly fragmented. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs. Competition could result in not only a reduction in net sales but also in the prices charged by us for our products. To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products, or may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and other resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

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

We enter into fixed-priced contracts on a regular basis. Almost all the contracts we enter into are on a fixed-price basis. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced.Although we benefit from cost savings, we have a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or a delay in performing their obligations. These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

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

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control, which could adversely affect net sales and profits from international sales. For fiscal years 2008, 2007 and 2006, revenue outside the United States represented approximately 13%, 10% and 10% of our consolidated net sales, respectively. Our operations and earnings throughout the world have been and may in the future be affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

Our operating results may vary significantly from quarter to quarter, making it difficult to estimate future revenue and earnings. Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts we enter into generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. Furthermore, because significant portions of our operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on our quarterly operating results. Factors that could cause our operating results to vary also include new product introductions, variations in product and project mix and delivery due date changes. Therefore, quarterly operating results may be subject to significant variations, and operating results in one quarter may not be indicative of future operating results.

Our products are covered by warranties and fulfilling these warranties could adversely affect our financial results. Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation. We provide warranties on our products generally for terms of five years or less in the case of standard products and one year or less in the case of custom orders. In addition, in response to customer needs, we regularly offer extended warranties. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. Although we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our financial results. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect our reputation.

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

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition. The terms and conditions of our $45 million revolving credit facility impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained later in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition. As of April 26, 2008, we were in compliance with all financial and other covenants of our credit facility.

Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. It is anticipated that borrowings from the existing credit facility and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due. However, if additional capital is required, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders. Part of our business strategy is to make acquisitions of or investments in companies, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	it may be difficult to integrate the purchased company, products or technologies into our own business;
•	we may incur substantial unanticipated integration costs;
•	management information and accounting systems of an acquired business must be integrated into our current systems;
•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•	we may enter markets in which we have limited prior experience;
•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;
•	we may have difficulty retaining or developing the acquired businesses’ customers;
•	acquisitions could adversely affect our existing business relationships with suppliers and customers;
•	we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and
•

we may incur liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities, or issue stock that would dilute our current shareholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Our business is partially subject to risks of terrorist acts and, to a lesser degree, acts of war. Terrorist acts and, to a lesser degree, acts of war may disrupt our operations as well as the operations of our customers. Such acts have created an interruption of orders and delays in orders already booked primarily in sports facilities and destination sites. Any future terrorist activities and, to a lesser degree, acts of war, could create additional uncertainties, forcing customers to further reduce or delay their spending or cancel or delay already planned projects, which could have a material adverse impact on our business, operating results and financial condition.

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

We may fail to continue to attract, develop and retain key management and other key employees, which could negatively impact our operating results. We depend on the performance of our senior management team and other key employees. The loss of certain members of our senior management, including our Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel. We do not have employment agreements with the executive officers or other employees, but we do maintain key person life insurance on the lives of our Chairman of the Board and our Chief Executive Officer.

We may be unable to protect our intellectual property rights. We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. A failure to protect proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position. In addition, even if we are successful in protecting our intellectual property rights or defending ourselves against a claim of infringement, any related dispute or litigation could be costly and time-consuming.

We maintain inventory that is subject to obsolescence and write downs to the extent it is replaced through product enhancements or advances in technology. As a result of our products being subject to continuous enhancements and design changes, inventory held by us is subject to the risk of obsolescence and excess levels that may not be saleable. Losses incurred as a result could have an adverse impact on our future profits.

We depend on single-source suppliers for some of the raw materials used in the manufacture of our products. We obtain some of our raw materials, including LEDs, from a limited number of suppliers. If we cannot obtain some key raw materials from our suppliers, we cannot assure you that the raw materials will be readily available from other suppliers, that other suppliers will agree to supply the materials to us on terms which are equivalent to the terms we currently receive, or that the raw materials from any other suppliers will be of adequate quality. Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed. Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price. Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006 and will continue to do so for future periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

Our manufacturing would be interrupted if we were unable to use one of our manufacturing facilities. We manufacture most of our products in two locations in South Dakota and one in Minnesota.  If any of these facilities were to be destroyed, shut down or unable to be used for its intended purposes, we would be limited in our capacity to meet customer demands until a replacement facility and equipment, if necessary, was found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The delay engendered by, and the potential cost incurred in, these steps could have a material adverse effect on our business, financial condition and results of operations.

The protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders. Of the 120,000,000 shares of capital stock authorized in our articles of incorporation, 5,000,000 shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action, which could be used to discourage takeover attempts. Our articles of incorporation provide for a classified board consisting of three classes of directors.  A classified board generally makes it more difficult to replace directors and to acquire our company.  In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 20% or more of our outstanding common stock (subject to certain exceptions). In addition, we are governed by the provisions of the current South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner.  There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination,” as defined in the SD Act, with an “interested shareholder,” as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner.

The SD Act also limits the voting rights of shares acquired in specified types of acquisitions and that restrict specified types of business combinations. The existence or issuance of "blank check" stock, the classified board, the existence of our shareholder rights plan and the effect of anti-takeover provisions under South Dakota law, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal real estate properties are located in areas we deem necessary to meet sales, service and operating requirements. We consider all of the properties to be both suitable and adequate to meet current and near-term operating requirements.

As of April 26, 2008, we leased approximately 45 facilities throughout the United States and 11 facilities outside the United States used for sales and service offices. We also lease two facilities in Sioux Falls, South Dakota, comprising approximately 120,000 square feet.  One of the leases contain an option to purchase the building from May 31, 2009 through May 31, 2011 and the right to lease an additional 26,000 square feet in the third quarter of fiscal year 2009.  Our Canadian subsidiary occupies approximately 21,000 square feet in a sales and manufacturing facility in Montreal, Quebec under a lease agreement.  Our China subsidiary leases approximately 17,000 square feet in a building in Shanghai that is comprised of sales, service and manufacturing.  The majority of the remaining sales and service offices located throughout the United States, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases. We periodically review the benefits of owning our properties.  These lease obligations expire on various dates with the longest commitment extending to fiscal year 2016. We believe all of our leases will be renewable at market terms at our option as they become due.

We own various buildings in Brookings, South Dakota totaling approximately 1,000,000 square feet and a building in Redwood Falls, Minnesota, totaling approximately 100,000 square feet.

In fiscal year 2007, we committed to purchase a building in Brookings, South Dakota, on or before September 30, 2008 for approximately $3 million.  The building will be used for both manufacturing and office expansion, is located adjacent to our existing facilities and has approximately 48,000 square feet.  During fiscal year 2008, we entered into a purchase agreement for the sale of our building in Tampa, Florida.  This building was primarily used as office space but contained a production studio that would be available for rent by us after the sale closes.

In the fourth quarter of fiscal year 2008, we entered into a lease agreement for approximately 90,000 square feet for a new building in Shanghai, China. This includes space for more significant manufacturing, and we expect to occupy the building in the fourth quarter of fiscal year 2009.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently is quoted on The NASDAQ Global Market under the symbol “DAKT.” As of June 5, 2008, we had 450 shareholders of record. Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years. All amounts have been adjusted for the two-for-one stock split declared by the Board of Directors on May 25, 2006.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
1st Quarter	$27.30	$20.37	$30.46	$18.95
2nd Quarter	$32.37	$20.87	$31.14	$18.31
3rd Quarter	$30.08	$18.20	$40.05	$22.47
4th Quarter	$21.00	$13.88	$39.50	$21.62

On May 29, 2008, our Board of Directors declared an annual dividend payment of $0.09 per share on our common stock for the fiscal year ended April 26, 2008.

On May 24, 2007, our Board of Directors declared an annual dividend payment of $0.07 per share on our common stock for the fiscal year ended April 28, 2007.

Although we expect to continue to pay annual dividends for the foreseeable future, any and all subsequent dividends will be reviewed annually and determined and declared by the Board in its discretion. In addition, our credit facility imposes limitations on our ability to pay dividends as further described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Performance Graph

The following graph shows changes during the period from May 3, 2003 to April 26, 2008 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Stock Market Index for U.S. companies; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of income data for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006 and the balance sheet data at April 26, 2008 and April 28, 2007 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of income data for the fiscal years ended April 30, 2005 and May 1, 2004 and the balance sheet data at April 29, 2006, April 30, 2005 and May 1, 2004 are derived from audited financial statements not included in this report.

	2008	2007	2006	2005	2004
Income Statement Data:
Net sales	$499,677	$433,201	$309,370	$230,346	$209,907
Operating income	38,243	36,915	31,815	19,436	27,530
Net income	26,213	24,427	20,961	15,660	17,727
Diluted earnings per share*	0.63	0.59	0.52	0.39	0.44
Weighted average diluted
shares outstanding*	41,337	41,311	40,506	40,274	39,872
Balance Sheet Data:
Working capital	$62,545	$44,904	$74,930	$62,287	$51,681
Total assets	294,479	265,850	199,231	151,462	126,236
Long-term liabilities	8,074	9,060	6,253	5,556	4,675
Shareholders' equity	183,253	153,708	125,345	103,910	86,264
Cash dividend per share*	0.07	0.06	0.05	-	-

___________________________

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on business units, geographical regions and products. The primary business units consist of live events, commercial, schools and theatres, international and transportation.

Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of holidays, which primarily impact our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations may be subject to similar fluctuations.

Orders are booked only upon receipt of a firm contract and after receipt of any required deposits. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly as a result of the timing of large orders.

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Fiscal years 2008, 2007 and 2006 each contained 52 weeks. Fiscal year 2009 will contain 53 weeks.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the notes to our consolidated financial statements which are included elsewhere in this report or the section of this Item 7 entitled “Recent Accounting Pronouncements.”

Beginning in fiscal year 2008, we implemented the business unit structure as described previously, which caused the creation of segments.  Before fiscal 2008, we focused on three main markets for sales (sports, commercial and transportation), which were similar to the corresponding business unit.  The main changes implemented in the beginning of fiscal year 2008 were:

1.	The inclusion of international operations as a unique business unit as opposed to being included in the individual markets.
2.	The inclusion of mobile and modular sales in Live Events as opposed to Commercial.
3.	The separation of the Schools and Theatres business and Large Sports Venue business into different business units rather than being combined in the sports market.

The analysis that is contained under the headings of “Fiscal 2008 as Compared to Fiscal Year 2007” describes the changes based on this new business unit structure, while the analysis contained under the headings of ”Fiscal 2007 as Compared to Fiscal Year 2006” describes the changes based on the previous market structure. It is not practical to restate the fiscal year 2006 financial results to the comparable fiscal year 2008 segment data as a result of the limitations of the data from fiscal year 2006 where orders, net sales and expenses are categorized differently, primarily as explained above.  Fiscal year 2007 data was created in a manner that allowed for identification of these changes early in fiscal year 2007 which made that year possible for generating comparable values.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term construction-type contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, stock-based compensation and contingencies. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction-type contracts. Earnings on long-term construction-type contracts (“construction-type contracts”) are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated. Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of April 26, 2008 and April 28, 2007, we had an allowance for doubtful accounts balance of $1.7 and $1.6 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of April 26, 2008 and April 28, 2007, we had $12.4 million and $10.5 million reserved for warranty costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of April 26, 2008 and April 28, 2007, we had $7.0 million and $5.3 million of deferred revenue related to extended warranty and product maintenance, respectively.

Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which they occur. In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory. However, if market conditions change, including changes in technology, product components used in our products or in expected sales, we may be exposed to unforeseen losses that could be material.

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established. We review deferred tax assets, including net operating losses, and for those not expecting to be realized, we have recognized a valuation allowance. If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities.

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures, consistent with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information become available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.

Some of the countries we are located in allow tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next four years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, any acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Stock-based compensation: Effective April 30, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the fiscal years ended April 26, 2008 and April 28, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123 and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 9 of the notes to our consolidated financial statements for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

The adoption of SFAS No. 123(R) had a material impact on our consolidated results of operations and the presentation of our consolidated statement of cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. As a result, we do not currently expect to significantly change our stock-based compensation program.

We use the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and stock purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividend yield.

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

Results of Operations

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Income for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.5	70.8	69.6
Gross profit	29.5	29.2	30.4
Operating expenses	21.9	20.7	20.1
Operating income	7.6	8.5	10.3
Interest income (expense), net	0.1	0.3	0.6
Other income (expense), net	0.2	(0.3)	−−
Income before income taxes	7.9	8.5	10.9
Income tax expense	2.7	2.9	4.1
Net income	5.2%	5.6%	6.8%

Net Sales

Fiscal Year 2008 as compared to Fiscal Year 2007

Net sales increased 15.3% to $499.7 million for fiscal year 2008 as compared to $433.2 million for fiscal year 2007.

The level of net sales generated in fiscal year 2007 in all five business units was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This trend began in the second quarter of fiscal year 2006 and diminished to a large degree in the third quarter of fiscal year 2007 as a result of the ramping-up of our facilities in Brookings and Sioux Falls, South Dakota, and Redwood Falls, Minnesota. These capacity constraints did not exist in fiscal year 2008.

Commercial Business Unit. Net sales in the Commercial business unit increased approximately 32% during fiscal year 2008 as compared to fiscal year 2007 from $137.6 million to $180.9 million. The largest growth in terms of dollars and as a percentage is attributable to increases in our outdoor advertising niche followed by a smaller increase in sales of our standard Galaxy® product line. During the second quarter of fiscal 2008, we experienced a lengthening of lead times in our Galaxy® product line caused by supply chain challenges and plant execution. We addressed these issues in the third quarter of fiscal 2008, but this negatively impacted sales and orders during fiscal year 2008. Addressing this allowed us to catch up on delayed orders of Galaxy® products and reduce lead times to acceptable levels in the third quarter of fiscal 2008. We also believe that adverse economic conditions in the fourth quarter had an impact on the overall level of business within this product category.

Overall, the Commercial business unit continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network, and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We also believe that our Valo™ digital billboard product line will help us maintain and potentially grow our market share due to its features and functions. We believe that the outdoor advertising business has a number of constraints, primarily economic and regulatory, which to date our customers have been successful at overcoming. We expect that the Commercial business unit will continue to grow in fiscal 2009 as compared to fiscal year 2008 and is likely to be one of the fastest growing parts of our business.

As the outdoor advertising business has become a larger percent of our mix, we believe that the seasonality of that business could become a factor in the fluctuation of our net sales because the deployment of displays slows in the winter months in the northern portion of the U.S. Generally speaking, seasonality is not a material factor in the rest of the commercial business. Our rate of growth in the Commercial business unit could vary significantly depending on our success in capturing and retaining the business of the major billboard companies as well as on their rate of deployment.

Our growth in the Commercial business unit is partially dependent on the state of the economy, which as stated above negatively impacted net sales beginning in the fourth quarter of fiscal 2008 and is expected to impact it into fiscal year 2009. To date, we have not experienced adverse effects of the economy on the outdoor advertising portion of our business. We believe that this will sustain economic downturns to some degree given the economics of the technology for advertising.

Order bookings in the Commercial business unit were up approximately 16% during fiscal year 2008 as compared to fiscal year 2007. The smaller than expected increase for the year was due to a lower level of orders of Galaxy® products, for the reasons described above and lower than expected large contract orders in this segment.

Live Events Business Unit. Net sales in the Live Events business unit declined by approximately 5% in fiscal year 2008 as compared to fiscal year 2007 from $177.2 million to $168.6 million. During fiscal year 2007, orders for live events, primarily large sports venues, were unusually high. As a result, we had expected that sales for fiscal year 2008 would be limited in growth potential aside from the impact of some exceptionally large potential projects, orders and their related conversion to sales. We believe that this is the nature of the large contract business and the inherent volatility that exists. Orders increased approximately 6% in fiscal year 2008 as compared to fiscal year 2007. Included in these orders are a greater than historical level of dollars that have longer lead times to start manufacturing. This generally happens when a greater percentage of the business is new construction as opposed to major upgrades. It is difficult to assess whether these longer lead time projects will contribute to higher than expected sales when they are actually delivered, which could occur if we were to book a reasonable level of orders in the first half of fiscal year 2009 as compared to the prior year. During the fourth quarter of fiscal year 2008, we were awarded a contract for a professional sports facility which is expected to book in the first quarter of fiscal year 2009. The value of this contract could exceed $40 million, of which more than $25 million of sales are expected in fiscal year 2009. Within the Live Events business unit, we expect that net sales in fiscal year 2009 could grow by more than 20% over fiscal year 2008 as a result of the backlog that existed at the end of fiscal year 2008 and the expected order growth for the year.

Growth over the long-term in large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our sales and service network, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were not significant in fiscal year 2008 or 2007. Net sales in both these areas were less than 5% of total sales in both fiscal years.

An important factor in orders and sales for fiscal year 2009 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue market. There are a number of transactions exceeding $8 million which could have a significant impact on both orders and sales during the upcoming four quarters, including the largest one mentioned above.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit increased approximately 20% in fiscal year 2008 as compared to fiscal year 2007, from $50.8 million to $60.9 million The increase in net sales has been impacted by the acquisition of the hoist business late in the second quarter of fiscal year 2007 and more orders being booked as we further penetrate the market. The growth of this business is driven to a large degree by the depth, quality, performance and service of the products offered. Orders within this business unit have increased at a much higher rate and are up approximately 38% in fiscal year 2008 as compared to fiscal year 2007. We expect that orders and net sales in fiscal year 2009 will grow by more than 15% as compared to fiscal year 2008 within this business unit.

Transportation Business Unit. Net sales in the Transportation business unit increased approximately 23% in fiscal year 2008 as compared to fiscal year 2007, from $30.4 million to $37.4 million. Orders for fiscal year 2008 are up approximately 4%. We believe that the increases in net sales and orders in this business are due, in part, to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share. We expect that net sales and orders in the Transportation business unit could grow by more than 15% in fiscal year 2009 as compared to fiscal year 2008.

International Business Unit. Net sales in the International business unit increased by approximately 40% in fiscal year 2008 as compared to fiscal year 2007, from $37.1 million to $51.8 million. The increase was attributable to the success we are experiencing in Europe and Asia, which are the primary geographic areas of focus for us. Orders have increased 93% in fiscal year 2008 as compared to fiscal year 2007. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is inherent, and it is not expected that this rate of growth in orders is sustainable. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically, and we believe net sales will increase by more than 20% in fiscal year 2009 as compared to 2008. We continue to see success with our efforts in Asia and, as a result of our expanding line of ProTour® products, we expect that European sales will also expand. We also developed during fiscal year 2008 important relationships with customers that may award large repeat orders to us that could drive sales significantly, although there are no contractual commitments to do so.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from the use of our display products. These sales represented less than 2% of net sales for fiscal years 2008 and 2007. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Fiscal Year 2007 as compared to Fiscal Year 2006

Net sales increased 40.0% to $433.2 million for fiscal year 2007 as compared to $309.4 million for fiscal year 2006. The increase was across all three markets, with the commercial market showing the most significant growth on a percentage basis. Net sales increased both domestically and internationally. As a percent of net sales, standard orders declined to approximately 24% of net sales in fiscal 2007 as compared to 26% in the previous fiscal year. We believe that all areas of our business were impacted by capacity constraints in the first half of fiscal year 2007, as the order volume during this period and the period preceding it exceeded expectations. The constraints were diminished to acceptable levels during the fiscal year 2007.

The increase in net sales in the commercial market in fiscal year 2007 over fiscal year 2006 was approximately 46%. This increase is attributed to both standard and custom projects. The increase in custom projects is due primarily to the increase in orders from outdoor advertising companies and our success internationally, primarily in Asian markets, while the increase in standard product orders is due to the growth in our Galaxy® and GalaxyPro™ displays both within the national account portion of our business and through resellers. Overall, the commercial market benefited from increasing product acceptance, lower cost of displays, our expanding distribution network, international expansion, and a better understanding by our customers of the product as a revenue generation tool. For fiscal year 2007, net sales exceeded our expectations set at the beginning of the year. The most significant factor for exceeding these expectations was orders from outdoor advertising companies, which more than doubled. This occurred primarily due to an increase in our customer base and the increasing amount of displays being purchased by existing customers. The overall growth is due to our expanded distribution network, greater product acceptance, international expansion, the development of our resellers and integrated product offerings.

The increase in net sales in the sports markets of approximately 25% resulted from increases in sales to large and small sports venues. Net sales increased both domestically and internationally. The number of major new construction and renovation projects for professional facilities was not a significant factor in increasing net sales in fiscal year 2007 as compared to fiscal year 2006. This growth in sales for large and small sports venues was due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. Net sales in our sports marketing portion of this business did not perform as well as expected. Net sales in this sports marketing were less than 5% of total sales for fiscal year 2007.

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

We do not believe we experienced any adverse effects in fiscal year 2007 as opposed to fiscal year 2006 as a result of the state of the economy in the markets in which we operate.

Backlog

Our backlog at the end of fiscal year 2008 was $175 million as compared to $127 million at the end of fiscal year 2007. The growth in backlog was the highest in the Live Events business unit due to large projects related to new sports stadiums that will convert to net sales in fiscal year 2009. Backlog also increased over fiscal year 2007 in the Commercial and Schools and Theatres business units and declined in the Transportation business unit. Overall, the increase was the result of the order bookings as compared to previous quarters. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

We occasionally sell products in exchange for advertising revenues from display systems, primarily in sports facilities. These revenues represented less than 2% of net sales for each of fiscal years 2008, 2007 and 2006. The gross profit margin on these net sales has historically been comparable to or higher than the gross profit margin on other net sales of similar sized installations although we experience a higher selling cost related to booking these transactions.

Gross Profit

Fiscal Year 2008 as compared to Fiscal Year 2007

Gross profit increased 16.6% to $147.6 million in fiscal year 2008 from $126.6 million in fiscal year 2007. As a percent of net sales, gross profit increased to 29.5% in fiscal year 2008 from 29.2% in fiscal year 2007. The increase in gross margin dollars was due to the higher level of net sales discussed above and an increase in the gross profit percentage. Gross profits have been positively impacted by higher gross margins on contract orders, which rose during the first half of fiscal year 2008 as compared to fiscal year 2007 and then declined in the second half of the year. The positive factors influencing gross profit margin include new products offered, which are able to earn a higher average margin in the marketplace, declines in raw materials pricing, greater absorption of facilities costs as net sales increase and the competitive landscape.   The new products have been the main driver of the increase, which have added in excess of 0.5 margin points, while the effects of the raw materials pricing and the increased absorption have been slightly less than that.  Offsetting these positive implications were the lower margins associated with the large orders for professional sports facilities, which traditionally carry smaller margins. We are optimistic that we can increase the actual margin on these transactions but not sufficiently to keep margins from declining slightly. We also incurred significantly higher costs of warranties as a percent of sales in fiscal year 2008 as compared to fiscal year 2007. As a percent of net sales, warranty costs were approximately 3% of net sales in fiscal year 2008 as compared to 2% of net sales in fiscal year 2007. These higher warranty costs tend to drive much higher indirect labor costs as well, which rose significantly in fiscal year 2008 as compared to fiscal year 2007. The impact of these indirect labor costs associated with services overall adversely impacted the gross margin percentage, decreasing it by 1.5 margin points and affecting all business units.

Within the Commercial business unit, gross margin percents increased approximately 1.5 percentage points in fiscal year 2008 as compared to fiscal year 2007 as a result of the higher margins in the outdoor advertising portion of that business as compared to the prior year. This increase began to dissipate in the second half of fiscal year 2008 as we renegotiated pricing with our customers for our new Valo™ digital billboard product. For fiscal year 2009, we expect that the gross margin percents in the Commercial business unit will decline as a result. We were also negatively impacted by higher costs and manufacturing variances associated with our Galaxy® product line due to the various manufacturing issues discussed above.

Gross profit percentages in the Live Events business unit declined approximately 1.0 percentage point in fiscal year 2008 as compared to fiscal year 2007. This decline resulted from the impact of warranty costs, higher indirect labor costs associated with services and higher manufacturing variances during the fiscal year. This was offset by better performance on contracts as we were able to decrease costs on certain video products without having to reduce pricing.  Gross profit declined on an international basis approximately 3 margin points in fiscal year 2008 as compared to fiscal year 2007, which we attribute to the impact of warranty costs and the impact of some of the larger transactions booked during the fiscal year that generally carry a lower gross profit margin.

The Schools and Theatres business unit and the Transportation business unit gross profit margin percents did not change materially in fiscal year 2008 as compared to fiscal year 2007.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year in the upcoming quarter due to the impact of large sports projects, declining margin percents in the billboard niche and greater investment in manufacturing initiatives.

We expect that the gross profit percentage may decline in fiscal year 2009 as compared to fiscal year 2008, primarily as a result of the large professional sports projects that we expect will contribute to revenue during the year and the impact of lower gross margin percents being achieved on sales to outdoor advertising customers. However, depending on the competitive environment, the actual mix, the level of future sales and other factors described elsewhere, margin percentages may vary from this expectation.

Fiscal Year 2007 as compared to Fiscal Year 2006
Gross profit increased 34.6% to $126.6 million in fiscal year 2007 from $94.1 million in fiscal year 2006. As a percent of net sales, gross profit decreased to 29.2% in fiscal year 2007 from 30.4% in fiscal year 2006. The increase in gross margin dollars was due to the higher level of net sales discussed above, partially offset by a decline in the gross profit percentage. The most significant factors affecting gross profit margin included the costs of bringing additional capacity on-line, which included new facilities in three locations, higher costs of depreciation, inefficiencies in the manufacturing process, the costs associated with implementing lean manufacturing techniques, performance on contracts, the impact of operating at capacity during a significant portion of the year, and higher overall warranty costs. Finally, the mix between small orders and large custom orders impacted the gross profit percentage adversely, as the small orders generally have margins in excess of 40% and the large orders have margins of generally less than 30%.

Operating Expenses

Fiscal Year 2008 as compared to Fiscal Year 2007

Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by 21.9% to $109.3 million in fiscal year 2008 from $89.7 million in fiscal year 2007. The changes in the various components of operating expenses are explained below. All areas within operating expenses were impacted by higher personnel costs to support our growth and higher benefit costs, consisting primarily of the cost of medical insurance. As a percentage of net sales, the increase is attributable in general to the investment we made to position us for the market opportunities we see in the future. In addition, we believe that as we grow, we need to make incremental investments which may cause pressure on earnings early on but contribute positively to financial results over time.

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

Fiscal Year 2008 as compared to Fiscal Year 2007

Selling expenses increased 15.6% to $62.5 million for fiscal year 2008 as compared to $54.0 million in fiscal year 2007. As a percentage of net sales, selling expenses were 12.5% of net sales in fiscal years 2008 and 2007. The increase in selling expenses was attributable to higher levels of personnel costs, which comprised over 30% of the increase, and international expansion, which comprised more than 50% of the increase. The remaining increase was caused by the increased facilities and infrastructure costs incurred with the facilities expansion, primarily in Brookings, South Dakota. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business and commercial sales. The increase in the international costs included increased costs of personnel and related items.

We expect to continue to invest in organic growth, and therefore the dollar amount of selling expenses will increase in fiscal year 2009 as compared to fiscal year 2008. However, as a percentage of net sales, we believe that selling expenses could decrease.

Fiscal Year 2007 as compared to Fiscal Year 2006

Selling expenses increased 34.8% to $54.0 million for fiscal year 2007 as compared to $40.1 million in fiscal year 2006. As a percentage of net sales, selling expenses were 12.5% and 13.0% of net sales in fiscal years 2007 and 2006, respectively. The increase in selling expenses was attributable to higher levels of personnel costs, international expansion, employee benefits, travel and entertainment expenses, depreciation, telephone costs, the increased number of sales and service offices and other costs associated with a higher number of employees. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business. The increase in travel and entertainment expense is due to having more employees in fiscal year 2007 and higher sales. Higher depreciation costs are primarily due to the increased investment in demonstration products and the support needs for the greater number of employees.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

Fiscal Year 2008 as compared to Fiscal Year 2007

General and administrative costs increased 30.1% to $26.0 million in fiscal year 2008 compared to $20.0 million for fiscal year 2007. As a percent of net sales, general and administrative expenses were 5.2% and 4.6% for fiscal years 2008 and 2007, respectively. The increase in general and administrative costs were the result of higher costs of personnel and related infrastructure to support our growth, including international growth, which comprised more than 55% of the increases; and higher costs related to the infrastructure and investments made in fiscal year 2007, such as higher computer hardware and software maintenance costs from prior fiscal years’ commitments and greater depreciation costs, which comprised approximately 20% of the increased spending. The remaining increases are from various items such as increased amortization expense related to fiscal year 2007 acquisitions, higher employee benefit costs due to expanded benefits and increased health insurance costs, and higher bank fees related to higher credit card fees and international expansion. We expect that for fiscal year 2009, general and administrative expenses will decline as a percent of sales and that their dollar amount will increase between 10% and 15% for the year as a whole.

Fiscal Year 2007 as compared to Fiscal Year 2006

General and administrative costs increased 82.2% to $20.0 million in fiscal year 2007 compared to $11.0 million for fiscal year 2006. As a percent of net sales, general and administrative expenses were 4.6% and 3.6% for fiscal years 2007 and 2006, respectively. The increase in general and administrative costs were the result of higher costs of personnel and related infrastructure to support our growth, including international growth; higher travel costs related to new projects undertaken related to growth; higher professional and consulting fees; and significantly higher information technology and human resource related costs designed to position us for future growth and opportunities.

Product design and development expenses consist primarily of salaries, other employee-related costs and facilities and equipment-related costs and supplies.

Fiscal Year 2008 as compared to Fiscal Year 2007

Product development expenses increased approximately 33.3% to $20.8 million in fiscal year 2008 compared to $15.6 million in fiscal year 2007. As a percent of sales, product development expenses were 4.2% and 3.6% of net sales for fiscal years 2008 and 2007, respectively. Investments in our common module platforms and various other initiatives to standardize display components, our line of ProStar®, HD-X and ProTour® video displays and other display technologies and related items, including control systems for both single site displays and networked displays spread over a geographical area, continued to drive increases in investments in new products. We continued to invest in many other product lines and families, including our Galaxy® display technology, Sportsound® systems and control systems. We developed new products and enhanced products, including our new line of Valo™ digital billboards, full-color video displays and a wider range of ProTour® products with more pixel density options. We also invested heavily in initiatives designed to improve manufacturing processes and decreasing the cost of our products.

Fiscal Year 2007 as compared to Fiscal Year 2006

Product development expenses increased approximately 39.9% to $15.6 million in fiscal year 2007 compared to $11.1 million in fiscal year 2006. As a percent of sales, product development expenses were 3.6% of net sales for both fiscal years 2007 and 2006, respectively. Investments in our ProTour® product line, narrowcasting solutions, our new line of HD-X video displays and other display technologies and related items continued to drive increases in investments in new products. In addition, we continued to invest across all other product lines, including display technologies, sound systems and control systems. We developed new products, including our new line of Vanguard® roadside display trailers, full-color video displays and a new pixel format for our HD-X display product, to address the high definition market, and we invested heavily in initiatives designed to improve manufacturing processes and decrease the costs of the product.

Operating Income by Segment

The following table sets forth operating income (loss) by segment:

	Year ended (in thousands)
	April 26,	April 28,
	2008	2007
Operating Income (Loss)
Commercial	$ 25,334	$ 17,848
Live Events	4,311	13,280
Schools & Theatres	(1,114)	(1,526)
Transportation	2,781	2,741
International	6,931	4,572
Segment Operating Income	38,243	36,915

Operating income (loss) by segment is based on the direct costs associated with each segment plus allocations of various expenses on a discretionary basis that are not necessarily indicative of the segment’s operating income on a stand-alone basis. Certain items are allocated based on management’s judgment as to the best methods to achieve company-wide goals. Therefore, we caution making conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.

Segment data was not available prior to fiscal year 2007, as we then considered ourselves as operating in a single industry segment. At the beginning of fiscal year 2008, we reorganized the business and implemented business units which qualify as segments under generally accepted accounting principles.

Within the Commercial business unit, operating income increased as a result of the increase in sales for the unit, with a 2.0 percentage point increase in gross profit and increased leverage of selling expense as a percent of sales.

Operating income decreased in the Live Events business unit as a result of a decline in sales as described above, along with a point decrease in gross profit margin. In addition, selling expenses increased by approximately $1 million.

The operating income in Schools and Theatres business unit increased in fiscal year 2008 as compared to fiscal year 2007 as a result of higher sales at similar gross profit margins offset by higher selling, product development expenses and allocations of general and administrative expenses.

Within the Transportation business unit, operating income remained flat as a result of a growth in sales being offset by higher operating expenses.

Interest Income and Expense

We occasionally generate interest income through product sales on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income.  Interest expense is comprised primarily of interest on our notes payable and long-term debt.

Fiscal Year 2008 as compared to Fiscal Year 2007

Interest income decreased 3.0% to $1.7 million for fiscal year 2008 as compared to $1.8 for fiscal year 2007. The decrease was the result of lower levels of interest-bearing marketable securities. This was offset partially by higher levels of interest bearing long-term receivables.

Interest expense increased 96.3% to $1.4 million in fiscal year 2008 as compared $0.7 million for fiscal year 2007. The increase was due to higher levels of debt outstanding and higher average interest rates on that debt during fiscal year 2008.

Fiscal Year 2007 as compared to Fiscal Year 2006

Interest income (expense), net, decreased 36.2% to $1.1 million for fiscal year 2007 as compared to $1.7 million for fiscal year 2006. Interest income was less than 1% of net sales for each of fiscal years 2007 and 2006. The decrease was attributable to the reduction of temporary cash investments and marketable securities as a result of the decreased cash flow during the year and an increase in debt outstanding primarily to fund our capacity expansion during the year and investments in media businesses.

Income Taxes

Fiscal Year 2008 as compared to Fiscal Year 2007

Income taxes increased 8.6% to $13.4 million in fiscal year 2008 as compared to $12.4 million in fiscal year 2007. The increase was attributable primarily to the increase in income before taxes. In addition, we also realized benefits from amending federal tax returns to take advantage of foreign tax credits related to business outside the United States and a lower effective state income tax rate related to fiscal years 2007 and 2008, which was realized in fiscal year 2008. The effective rate increased from 33.6% in fiscal 2007 to 33.8% in fiscal year 2008. We benefit from lower tax rates overall in China, where we were able to generate taxable income that is subject to a tax holiday for a fixed period of time after we began generating a profit. Furthermore, there are lower rates in the other Asian markets in which we operate. Finally, we were eligible for research and development tax credits for only seven months of fiscal year 2008 as compared to all of fiscal year 2007. If the credit were to be reinstated and be retroactive to the prior expiration, we would benefit in the year of passage. For fiscal year 2009, we expect that our overall effective rate will increase depending on the amount of income in lower tax foreign jurisdictions.

Fiscal Year 2007 as compared to Fiscal Year 2006

Income taxes decreased 3.3% to $12.3 million in fiscal year 2007 as compared to $12.7 million in fiscal year 2006. The decrease was attributable primarily to the increase in income before taxes, which was more than offset by a reduction in the effective tax rate. The effective rate decreased to approximately 34% in fiscal year 2007 from approximately 38% in fiscal year 2006. This decrease in the effective rate is due primarily to the completion of an IRS audit of fiscal years 2002 through 2006, which included primarily the benefits of research and development tax credits. In addition, we benefited from the lower tax rates in Asia, where we were able to generate taxable income that is subject to a tax holiday for a fixed period of time after we began operations there. Finally, we benefited from a retroactive enactment of the research and development tax credit, which had previously expired.

Fiscal Year 2008 Fourth Quarter Summary

During the fourth quarter of fiscal year 2008, net sales increased 16.5% to $129.1 million as compared to $110.8 million in the fourth quarter of fiscal year 2007. The increase was primarily due to increased sales in the International and Commercial business units.

Gross margin percentage declined from 29.2% in the fourth quarter of fiscal year 2007 to 28.1% in the fourth quarter of fiscal year 2008. The decline in gross profit levels was primarily due to higher warranty costs in the quarter and the impact of lower than expected sales, which resulted in less overhead absorption.

Selling and general and administrative costs increased 4.7% in the fourth quarter of fiscal year 2008 to $22.8 million as compared to $21.8 million in the fourth quarter of fiscal year 2007. The increases were primarily due to higher costs of infrastructure, including personnel, depreciation, facilities and information systems costs, which were offset by lower bad debt costs.

Product development costs increased by 31.4% in the fourth quarter of fiscal year 2008 to $5.9 million as compared to $4.5 in the fourth quarter of fiscal year 2007. The increase was due to a greater emphasis put on product development in the fourth quarter of fiscal year 2008 due to the lower level of contract revenues as compared to total engineering overhead.

Net interest income increased to $0.3 million in the fourth quarter of fiscal year 2008 from a net interest expense of $0.1 million. The increase was due primarily to lower levels of interest expense resulting from less debt outstanding and lower interest rates.

The effective tax rate for the fourth quarter of fiscal year 2008 improved to 23.7% from 35.3% in the fourth quarter of fiscal year 2007. The improvement was due to lower than expected state income tax rates that apply to fiscal year 2008 which were recognized in the fourth quarter of fiscal 2008 and benefits from lower tax rates on incomes in foreign jurisdictions.  Further, an adjustment to reduce income tax expense was recognized in the fourth quarter of 2008 in the amount of $0.5 to correct an error arising in prior periods.

Liquidity and Capital Resources

Working capital was $62.5 million at April 26, 2008 compared to $44.9 million at April 28, 2007. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for fiscal year 2008 was $59.8 million. Net income of $26.2 million plus depreciation and amortization of $20.8 million, $10.9 million in changes in net operating assets, the add back of equity in net losses of equity investments, and stock based compensation, less the gain on sale of equity investments, generated the cash provided by operations.

The most significant drivers of the changes in net operating assets were the increases in accounts payable, accrued expenses and warranty obligations, and billings in excess of costs and estimated earnings. These increases were partially offset by increases in inventories, costs and estimated earnings in excess of billings, deferred income taxes and long-term receivables. The improvement in billings in excess of costs and estimated earnings is the result of deposits we receive on orders and included deposits on a few large orders, primarily with outdoor advertising customers. The increase in accrued expenses and warranties is the result of higher than customary warranty reserves established in fiscal year 2008 as a percentage of sales. With regard to operating assets, we saw a reduction in the levels of inventory and accounts receivable as a percent of sales, which helped increase cash provided by operations as we focused on controlling these levels. Days sales outstanding for accounts receivables improved from 50 days as of April 28, 2007 to 42 days as of April 26, 2008. In addition, days of inventory outstanding also improved by three days. Days outstanding for costs and estimated earnings in excess of billings remained flat year over year. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders as noted above that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods.

Cash used by investing activities in fiscal 2008 included $33.9 million used to purchase property and equipment. During fiscal year 2008, we invested in excess of $13 million in facilities, primarily our new headquarters in Brookings, South Dakota, which we occupied in September, 2007; approximately $8 million in manufacturing equipment, of which more than $4 million related to equipment to complete the Redwood Falls, Minnesota facility; approximately $7 million on information systems hardware and software, and; approximately $3 million in demonstration equipment. These purchases were made to support our continued growth, finance plant expansions in Redwood Falls, Minnesota and Sioux Falls, South Dakota and to replace obsolete equipment. Other cash provided by investing activities included $7 million in proceeds resulting from sales of equity method investments and $1 million from the sale of fixed assets. We expect that capital expenditures will exceed $40 million in fiscal year 2009.

Cash used in financing activities of approximately $25.3 million in fiscal 2008 included $24.6 million in payments under our main credit facility, $1.0 million of payments of long-term debt, and $2.8 million paid to shareholders in the form of a dividend, offset by $2.3 million received for option exercises.

Included in receivables as of April 28, 2007 was approximately $3.8 million of retainage on construction-type contracts, all of which is expected to be collected in one year.

We have used and expect to continue to use cash reserves and, to a lesser extent, bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and the customer’s delivery needs. We often receive down payments or progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2008, 2007 and 2006 were $20.8 million, $15.6 million and $11.2 million, respectively. We intend to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays. We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 3.6% at April 26, 2008. Starting January 23, 2007, we are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of April 26, 2008, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2009. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 6.0% at April 26, 2008. As of April 26, 2008, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

We are sometimes required to obtain performance bonds for display installations. We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 26, 2008, we had approximately $45 million of bonded work outstanding against this line.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

We enter into various debt, lease, purchase and marketing obligations that require payments in future periods. Debt obligations represent primarily bank loans. Operating lease obligations relate primarily to leased office space and furniture. Long-term marketing obligations relate to payment due in future periods for payments on sales where we sold and installed our equipment in exchange for future advertising revenue. When certain advertising revenue thresholds are met, all or a portion of excess cash is owed back to the customer. Unconditional purchase obligations represent future payments for inventory and advertising rights purchase commitments.

As of April 26, 2008, our debt, lease and purchase obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash Commitments:
Long-term debt and accrued interest	$660	$605	$55	$-	$-
Long-term marketing obligations
and accrued interest	1,048	403	546	95	4
Operating leases	12,392	3,049	8,315	816	212
Unconditional purchase obligations	14,784	13,581	1,133	70	-
Total	$28,884	$17,638	$10,049	$981	$216

Other commercial commitments:
Standby letters of credit	$9,297	$9,297	$-	$-	$-

Inflation

We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements.  SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009 and the remaining parts of SFAS No. 157 will be adopted by us at the beginning of fiscal year 2010.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not yet determined whether we will adopt these provisions and have not yet determined the impact, if any, that implementation will have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of April 26, 2008, we do not have any partially owned consolidated subsidiaries and, therefore, we do not expect an impact related to the adoption of this accounting standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We have not completed our evaluation of the potential impact, if any of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the impact, if any, that implementation of SFAS No. 162 will have on our results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 26, 2008, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for fiscal year 2008 were approximately 13% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. In fiscal year 2009, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in U.S. dollars. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

During fiscal year 2008, the U.S. dollar has been generally weaker throughout the year relative to the currencies of the foreign countries in which we operate. The overall weakness of the U.S. dollar had a positive impact on our International business unit’s revenue and net earnings because the foreign denominations translated into more U.S. dollars. This has also translated to net gains on advances made by us to our foreign subsidiaries. It is not possible to determine the exact impact of foreign current exchange rate changes on net sales. However, if there were to be a 1% additional weakening of the U.S. dollar as compared to all other currencies, we would gain an additional $0.1 million.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of April 26, 2008, our outstanding debt was $1.6 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of April 26, 2008. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of April 26, 2008, our outstanding long-term receivables were $24.3 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years (dollars in thousands)					There-
	2009	2010	2011	2012	2013	after
Assets:
Long-term receivables,
including current portion
Fixed-rate	$7,435	$4,177	$3,050	$2,969	$2,343	$4,297
Average interest rate	5.6%	7.8%	8.0%	7.9%	7.9%	8.9%
Liabilities:
Long- and short-term debt
Fixed-rate	$605	$28	$28	$-	$-	$-
Average interest rate	5.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$403	$295	$148	$104	$79	$20
Average interest rate	7.9%	8.7%	8.9%	8.9%	9.0%	8.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximate their fair values.

Approximately $5.6 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. (the Company) and subsidiaries as of April 26, 2008 and April 28, 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 26, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries as of April 26, 2008 and April 28, 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 26, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 26, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 23, 2008

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 26,	April 28,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$9,325	$2,590
Restricted cash	457	-
Accounts receivable, less allowance for doubtful accounts	56,516	56,692
Current maturities of long-term receivables	7,435	6,831
Inventories	50,525	45,835
Costs and estimated earnings in excess of billings	27,126	22,314
Prepaid expenses and other assets	4,796	5,044
Deferred income taxes	9,517	7,761
Income taxes receivable	-	731
Rental equipment available for sale	-	188
Total current assets	165,697	147,986

Property and equipment, net	97,523	86,126
Advertising rights, net	3,457	3,830
Long-term receivables, less current maturities	16,837	11,211
Investments in affiliates	2,998	8,762
Goodwill	4,722	4,408
Intangible and other assets	3,102	3,391
Deferred income taxes	143	136
	$294,479	$265,850

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Notes payable, bank	$-	$24,615
Accounts payable	31,540	26,094
Accrued expenses and warranty obligations	26,100	21,849
Current maturities of long-term debt and marketing obligations	910	1,002
Billings in excess of costs and estimated earnings	24,560	18,293
Customer deposits	12,113	5,857
Deferred revenue	6,980	5,333
Income taxes payable	949	39
Total current liabilities	103,152	103,082

Long-term debt, less current maturities	55	592
Long-term marketing obligations, less current maturities	646	473
Long-term warranty obligations and other payables	3,766	5,366
Deferred income taxes	3,607	2,629
Total long-term liabilities	8,074	9,060

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,316,000 and 39,529,258 shares
issued at April 26, 2008 and April 28, 2007, respectively	25,638	21,954
Additional paid-in capital	10,398	7,431
Retained earnings	147,912	124,469
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(686)	(137)
	183,253	153,708
	$294,479	$265,850
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006

Net sales	$499,677	$433,201	$309,370
Cost of goods sold	352,087	306,604	215,296
Gross profit	147,590	126,597	94,074

Operating expenses:
Selling	62,479	54,047	40,104
General and administrative	26,040	20,008	10,983
Product design and development	20,828	15,627	11,172
	109,347	89,682	62,259
Operating income	38,243	36,915	31,815

Nonoperating income (expense):
Interest income	1,757	1,811	1,843
Interest expense	(1,423)	(725)	(141)
Other income (expense), net	1,049	(1,219)	152
Income before income taxes	39,626	36,782	33,669
Income tax expense	13,413	12,355	12,708
Net income	$26,213	$24,427	$20,961

Earnings per share:
Basic	$0.66	$0.62	$0.54
Diluted	$0.63	$0.59	$0.52

Cash dividend paid per share	$0.07	$0.06	$0.05

Weighted average shares outstanding:
Basic	39,918	39,223	38,636
Diluted	41,337	41,311	40,506

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Total

Balance, April 30, 2005	17,739	2,684	83,337	(9)	159	103,910
Net income	-	-	20,961	-	-	20,961
Foreign currency translation
adjustment	-	-	-	-	(206)	(206)
Net gains (losses) on
derivative instruments	-	-	-	-	(11)	(11)
Comprehensive income						20,744
Tax benefits related to
exercise of stock options	-	796	-	-	-	796
Exercise of stock options
and warrants	1,186	-	-	-	-	1,186
Employee savings plan
activity	626	-	-	-	-	626
Dividends paid	-	-	(1,917)	-	-	(1,917)
Balance, April 29, 2006	19,551	3,480	102,381	(9)	(58)	125,345
Net income	-	-	24,427	-	-	24,427
Foreign currency translation
adjustment	-	-	-	-	(66)	(66)
Net gains (losses) on
derivative instruments	-	-	-	-	(13)	(13)
Comprehensive income						24,348
Tax benefits related to
exercise of stock options	-	1,856	-	-	-	1,856
Share-based compensation	-	2,095	-	-	-	2,095
Exercise of stock options
and warrants	1,565	-	-	-	-	1,565
Employee savings plan
activity	838	-	-	-	-	838
Dividends paid	-	-	(2,339)	-	-	(2,339)
Balance, April 28, 2007	21,954	7,431	124,469	(9)	(137)	153,708
Net income			26,213			26,213
Foreign currency translation
adjustment	-	-	-	-	(549)	(549)
Comprehensive income						25,664
Tax benefits related to
exercise of stock options	-	339	-	-	-	339
Share-based compensation	-	2,628	-	-	-	2,628
Exercise of stock options	2,335	-	-	-	-	2,335
Employee savings plan
activity	1,349	-	-	-	-	1,349
Dividends paid	-	-	(2,770)	-	-	(2,770)
Balance, April 26, 2008	$ 25,638	$ 10,398	$ 147,912	$ (9)	$ (686)	$ 183,253

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,213	$24,427	$20,961
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	20,806	13,298	8,915
Amortization	315	503	55
Gain on sale of equity investments	(2,878)	-	-
Gain on sale of property and equipment	(7)	(148)	(65)
Stock-based compensation	2,628	2,095	-
Equity in (earnings) and losses of affiliates	2,402	2,027	-
Provision for doubtful accounts	145	239	281
Deferred income taxes, net	(785)	(422)	(2,421)
Change in operating assets and liabilities	10,994	(27,413)	4,191
Net cash provided by operating activities	59,833	14,606	31,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,916)	(58,743)	(18,919)
Cash consideration paid for investment in affiliates	(750)	(13,779)	(165)
Sales (purchases) of marketable securities, net	-	8,309	(205)
Proceeds from sale of investments	7,000	-	-
Proceeds from sale of property and equipment	523	215	331
Net cash used in investing activities	(27,143)	(63,998)	(18,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	(24,615)	24,615	(88)
Proceeds from exercise of stock options and warrants	2,335	1,565	1,186
Principal payments on long-term debt	(563)	(102)	(913)
Excess tax benefits from stock-based compensation	339	1,411	-
Dividend paid	(2,770)	(2,339)	(1,917)
Net cash provided by (used in) financing activities	(25,274)	25,150	(1,732)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(681)	(89)	(267)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,735	(24,331)	10,960

CASH AND CASH EQUIVALENTS:
Beginning	2,590	26,921	15,961
Ending	$9,325	$2,590	$26,921

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Daktronics, Inc. and its subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems and related products which are sold in a variety of markets throughout the world and rendering related maintenance and professional services. Our products are designed primarily to inform and entertain people through the communication of content.

Fiscal year: We operate on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year, except in the case of a 53 week year, in which case an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. The years ended April 26, 2008, April 28, 2007 and April 29, 2006 consisted of 52 weeks.

Principles of consolidation: The consolidated financial statements include our accounts and our wholly-owned subsidiaries – Daktronics France SARL, Daktronics Shanghai, Ltd., Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc. (formerly SportsLink, Ltd.); MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing; and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the estimated total costs on construction-type contracts, estimated costs to be incurred for product warranties, inventory valuation and the reserve for doubtful accounts.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily ofgovernment repurchase agreements and money market accounts, and they are carried at cost that approximates market. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Restricted Cash: Restricted cash consists of deposits to secure bank guarantees issued by our Chinese subsidiary.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market is determined on the basis of estimated net realizable values.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes. We estimate our sales returns reserve based on historical return rates and specific analysis of accounts. Our sales returns reserve was $245 and $22 at April 26, 2008 and April 28, 2007, respectively.

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

Construction-type contracts: Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Operating expenses are charged to operations as incurred and are not allocated to contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable.

Equipment other than construction-type contracts: We recognize revenue on equipment sales, other than construction-type contracts, when title passes, which is usually upon shipment and then only if the revenue is fixed and determinable. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized.

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

The cost of advertising rights and deferred costs, net of amortization, was $3,457 as of April 26, 2008 and $3,830 as of April 28, 2007.

Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts are deferred and recognized as net sales over the term of the agreement, which varies from two to 10 years.

Software: We typically sell our proprietary software bundled with our video displays and certain other products, but we also sell our software separately. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method for construction-type contracts starting when all of the above-mentioned criteria have been met.

Services: Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed. Net sales from services which are not included in construction-type contracts approximated 5.5% and 5.6% of net sales for the fiscal year ended April 26, 2008 and April 28, 2007, respectively.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than our functional currency, which is the U.S. dollar. We enter into currency forward contracts to manage these economic risks.

Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138,” requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

During the fiscal year ended April 27, 2007, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition as of April 28, 2007. There were no derivatives outstanding during or as of April 26, 2008.

Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Equipment held for rental	2 - 7
Purchased and internally developed software	3 - 5
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease. Our depreciation expense was $20,806, $13,298 and $8,915 for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006, respectively.

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

Goodwill was $4,722 at April 26, 2008 and $4,408 at April 28, 2007. We performed an analysis of goodwill as of October 27, 2007 and October 30, 2006. The results of the analysis indicated that no goodwill impairment existed as of these dates.

As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. Amortization expense for the fiscal years 2008, 2007 and 2006 was $315, $503 and $55, respectively. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of April 26, 2008 is $315 for fiscal years ending 2009 and 2010, $288 for fiscal year 2011, $245 for fiscal year 2012, $228 for fiscal year 2013 and $780 thereafter, respectively. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 26, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$2,282	$361	$1,921
Non-compete agreements	348	141	207
Registered trademarks	401	-	401
Other	87	44	43
	$3,118	$546	$2,572

Insurance: We are self-insured for certain losses related to health and liability claims and workers compensation, although we obtain third-party insurance to limit our exposure to these claims. We estimate our self-insured liabilities using a number of factors, including historical claims experience. Our self-insurance liability was $1,792 and $1,070 at April 26, 2008 and April 28, 2007, respectively, and is included in other current liabilities in our consolidated balance sheets.

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

Income taxes: We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Tax rate changes are reflected in income during the period such changes are enacted.  We have a tax holiday in China that will expire in fiscal year 2012.  The tax holiday had no impact in fiscal year 2006 and 2007.  In fiscal year 2008, we realized a benefit of approximately $200 or approximately $.005 per share due to the tax holiday.  We are unable to predict how the expiration of the tax holiday will impact us in the future.

Comprehensive income: We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

The following sets forth the accumulated balances for each item included in the accumulated other comprehensive income:

	Foreign currency translation adjustment	Net gains (losses) on derivative instrument	Accumulated other comprehensive income
Balance April 30, 2005	$133	$26	$159
Net change	(204)	(13)	(217)
Balance April 29, 2006	(71)	13	(58)
Net change	(66)	(13)	(79)
Balance April 28, 2007	(137)	-	(137)
Net change	(549)	-	(549)
Balance April 26, 2008	$(686)	$0	$(686)

Product design and development: All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products. Product development expenses for fiscal years 2008, 2007 and 2006 were $20,828, $15,627 and $11,172, respectively.

Advertising costs: We expense advertising costs as incurred. Advertising expenses for fiscal years 2008, 2007 and 2006 were $1,626, $1,402 and $1,624, respectively.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the years ended April 26, 2008, April 28, 2007 and April 29, 2006:

	Net Income	Shares	Per Share Amount
For the year ended April 26, 2008:
Basic EPS	$26,213	39,918	$0.66
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	1,419	(0.03)
Diluted EPS	$26,213	41,337	$0.63
For the year ended April 28, 2007:
Basic EPS	$24,427	39,223	$0.62
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	2,088	(0.03)
Diluted EPS	$24,427	41,311	$0.59
For the year ended April 29, 2006:
Basic EPS	$20,961	38,636	$0.54
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	1,870	(0.02)
Diluted EPS	$20,961	40,506	$0.52

Options outstanding to purchase 738 shares of common stock with a weighted average exercise price of $26.46 during the year ended April 26, 2008 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 332 shares of common stock with a weighted average exercise price of $34.07 during the year ended April 28, 2007 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 362 shares of common stock with a weighted average exercise price of $13.60 during the year ended April 29, 2006 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

On May 25, 2006, our Board of Directors declared a two-for-one stock split in the form of a stock dividend payable to stockholders of record on June 8, 2006. All data related to common shares has been retroactively adjusted based on the new shares outstanding after the effect of the split for all periods presented.

Stock-based compensation: Prior to April 30, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based compensation expense for options granted under our current stock option plans during the twelve months ended April 29, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in fiscal year 2006 in connection with our employee stock purchase plan, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning and end of each offering period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for that period as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective April 30, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the fiscal years ended April 26, 2008 and April 28, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123 and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 9 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements.  SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009 and the remaining parts of SFAS No. 157 will be adopted by us at the beginning of fiscal year 2010.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of April 26, 2008, we do not have any partially owned consolidated subsidiaries and, therefore, we do not expect an impact related to the adoption of this accounting standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We have not completed our evaluation of the potential impact, if any of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the impact, if any, that implementation of SFAS No. 162 will have on our results of operations and financial condition.

Note 2. Segment Reporting

At the beginning of fiscal year 2008, we reorganized our business into five business units and implemented limited discrete financial reporting about these business units to the chief operating decision maker, which required us to change our segment disclosures under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have five business units which meet the definition of reportable segments under SFAS No. 131: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment and the International segment. The comparable prior period segment information has been retrospectively adjusted to comply with our new reportable segments.

Our Commercial segment consists of primarily sales of our ProStar®, Galaxy® and Valo™ product lines to resellers, primarily sign companies, outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our live events segments consists of primarily sales of integrated scoring and ProStar®

and ProAd® video systems to college and professional sports facilities and mobile ProTour® displays to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and ProStar® display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® product line as well as ProStar® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our international segment primarily consists of sales of all product lines throughout the world, except the United States and Canada.

Business unit reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Segment profit excludes interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures. In general, segments follow the same accounting policies as those described in Note 1. Corporate expenses such as general and administrative costs are allocated based on levels of personnel and revenues in each segment, except that no allocation of domestic costs are made to the International business unit. Product development is allocated to domestic business units based on fixed allocations depending on the type of product development. Costs of domestic field sales and services infrastructure, including most field administrative staff, is allocated one-third each to the Commercial, Live Events and Schools and Theatres business units.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments for fiscal years ended April 26, 2008 and April 28, 2007:

	Year Ended
	April 26,	April 28,
	2008	2007
Net Sales
Commercial	$180,938	$137,619
Live Events	168,640	177,195
Schools & Theatres	60,919	50,846
Transportation	37,355	30,414
International	51,825	37,127
Net Sales	$499,677	$433,201

Operating Income
Commercial	$25,334	$17,848
Live Events	4,311	13,280
Schools & Theatres	(1,114)	(1,526)
Transportation	2,781	2,741
International	6,931	4,572
Segment Operating Income	38,243	36,915

Nonoperating income (expense):
Interest income	1,757	1,811
Interest expense	(1,423)	(725)
Other income (expense), net	1,049	(1,219)

Income before income taxes	39,626	36,782
Income tax expense	13,413	12,355
Net income	$26,213	$24,427

Depreciation and Amortization
Commercial	$6,521	$3,291
Live Events	8,319	4,777
Schools & Theatres	3,425	4,488
Transportation	1,975	957
International	881	288
Total	$21,121	$13,801

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Other areas	Total
Net sales for the fiscal year ended:
April 26, 2008	$435,697	$63,980	$499,677
April 28, 2007	389,210	43,991	433,201
April 29, 2006	278,136	31,234	309,370

Long-lived assets as of:
April 26, 2008	$95,463	$2,060	$97,523
April 28, 2007	84,746	1,380	86,126
April 29, 2006	39,446	1,113	40,559

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 3. Acquisitions

During the first quarter of fiscal year 2007, we acquired a 50% equity interest in Arena Media Networks LLC, a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,000 for the investment. In the third quarter of fiscal year 2008, we sold 90% of our interest for cash and recognized a gain of $2,878. We retain a 5% equity interest in the company. From the date of acquisition through the date of sale, we accounted for our share of the net losses of the company under the equity method of accounting. Since the date of the sale, we account for our interest on a cost basis.

During the second quarter of fiscal year 2007, we acquired a 50% interest in FuelCast Media International, the largest pump-top display network in the nation. We paid approximately $4,000 for the investment, and we account for this transaction under the equity method of accounting.

During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through a wholly-owned subsidiary. Results of the operations of this operation have been included in the consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements. Hoffend was the world’s leading supplier of patented hoist systems for theatre and sporting facilities and had been a supplier of ours in connection with center-hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date. The agreement provided for the payment of contingent consideration of $1,500 over the three calendar years following the closing date to the extent that gross profit on net sales of hoist products exceed predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. As a result of certain indemnification clauses in the agreement, no payments are expected to be made, as they are offset by claims. The following table summarizes the allocation of the purchase price along with the related amortization periods, if any:

	Amount Allocated	Amortization Period
Intangible assets subject amortization:
Patents	$2,282	10 years
Order backlog	300	Based on order ship dates
Non-compete agreements	200	5 years
Intangible assets not subject amortization:
Registered trademarks	401
Goodwill	1,514
Net assets (liabilities)	(427)
Total purchase price	$4,270

The goodwill is expected to be deductible for tax purposes.

Note 4. Equipment Held for Sale

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

Impairment of long-lived assets: We recorded a pre-tax asset impairment charge of $157 and $340 for the years ended April 26, 2008 and April 28, 2007, respectively. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold.

As of April 28, 2007, $188, consisting primarily of rental equipment, was classified as equipment held for sale. This equipment was sold in fiscal year 2008.

Note 5. Selected Financial Statement Data

Inventories consist of the following:

	April 26,	April 28,
	2008	2007
Raw materials	$23,221	$22,830
Work-in-process	18,740	14,503
Finished goods	8,564	8,502
	$50,525	$45,835

We report inventories, net of the allowance for excess and obsolete inventory of $2,920 and $2,544 as of April 26, 2008 and April 28, 2007, respectively.

Property and equipment consist of the following:

	April 26,	April 28,
	2008	2007
Land	$3,190	$3,275
Buildings	49,464	36,822
Machinery and equipment	44,743	38,420
Office furniture and equipment	45,482	37,520
Equipment held for rent	2,658	2,600
Demonstration equipment	7,516	5,939
Transportation equipment	6,106	6,669
	159,159	131,245
Less accumulated depreciation	61,636	45,119
	$97,523	$86,126

Accrued expenses consist of the following:

	April 26,	April 28,
	2008	2007
Product warranty	$9,683	$7,513
Compensation	8,936	7,711
Taxes, other than income taxes	2,267	2,882
Other	5,214	3,743
	$26,100	$21,849

Other income (expenses) consist of the following:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Foreign currency transaction income (losses)	$715	$398	$(53)
Equity in losses of affiliates	(2,402)	(2,027)	-
Gain on sale of equity investments	2,878	-	-
Gain on sale of property and equipment	-	148	65
Other	(142)	262	164
	$1,049	$(1,219)	$176

Note 6. Uncompleted Contracts

Uncompleted contracts consist of the following:

	April 26,	April 28,
	2008	2007
Costs incurred	$225,622	$167,949
Estimated earnings	82,438	60,113
	308,060	228,062
Less billings to date	305,494	224,041
	$2,566	$4,021

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 26,	April 28,
	2008	2007
Costs and estimated earnings in excess of billings	$27,126	$22,314
Billings in excess of costs and estimated earnings	(24,560)	(18,293)
	$2,566	$4,021

Note 7. Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer. On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are at times secured by irrevocable letters of credit.

Accounts receivable are reported net of an allowance for doubtful accounts of $1,746 and $1,591 at April 26, 2008 and April 28, 2007, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases. The present value of the contract or lease is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $24,272 and $18,042 as of April 26, 2008 and April 28, 2007, respectively. Contract and lease receivables bearing annual interest at rates of 5.0% to 13.5% are due in varying annual installments through April 2017. The face amount of long-term receivables was $29,859 as of April 26, 2008 and $22,299 as of April 28, 2007. Included in accounts receivable as of April 26, 2008 was $3,787 of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 8. Financing Agreements

Long-term debt: Long-term debt consists of the following:

	April 26,	April 28,
	2008	2007
0% mortgage, due in annual installments of $538,
including interest through November 2008, secured by land	$512	$1,005
7.5% note payable due to bank, due in monthly installments of $11,
including interest through July 2007, secured by equipment	-	12
Other	82	131
	$594	$1,148
Less current maturities	539	556
Total long-term debt	$55	$592

The future maturities on long-term debt consist of the following:

Fiscal years ending:
2009	$539
2010	28
2011	27
$594

Credit agreements: We have a credit agreement with a bank which provides for a $45,000 line of credit and includes up to $15,000 for standby letters of credit. The interest rate on the line of credit ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 3.6% at April 26, 2008. The credit agreement contains a facility fee equal to 0.1% per annum of any non-used portion of the loan. The line of credit is due on November 15, 2009. As of April 26, 2008, no advances under the line of credit were outstanding and, as of April 28, 2007, $24,615 was advanced under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75,000, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank that provides for a $350 line of credit. The line of credit is due on April 30, 2008. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 4.75% at April 26, 2008. As of April 26, 2008 and April 28, 2007, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

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

Common stock warrants: In connection with the acquisition of a business in fiscal 2000, we issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants were exercisable at any time through December 29, 2006. During fiscal year 2007, warrants to purchase 13 shares of common stock were exercised and, as of April 28, 2007, all of these warrants had been exercised and there were none outstanding.

Stock incentive plans: During fiscal year 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten year life, an exercise price equal to the fair market value on the grant date and a five year vesting period. Stock options granted to outside directors have a seven year life, an exercise price equal to the fair market value on the date of grant and a three year vesting period. The restricted stock granted to the Board of Directors vests in one year, provided that they remain on the board. As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000. At April 26, 2008, there were 3,589 shares available for grants under the 2007 Plan. The total number of shares reserved under the 2001 Plans and 1993 Plans were 3,200 and 6,080 shares, respectively. Although the 2001 Plans and 1993 Plans remain in effect for options outstanding, no new options can be granted under these plans.

A summary of the status of the plans at the end of fiscal years 2008, 2007 and 2006 and changes during the fiscal years then ended follows:

	Year Ended
	April 26, 2008		April 28, 2007		April 29, 2006
	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	3,090	$10.13	3,292	$6.31	3,451	$4.92
Granted	410	20.41	381	32.65	416	13.25
Cancelled or forfeited	(31)	14.19	(22)	12.32	(53)	6.20
Exercised	(716)	3.26	(561)	2.79	(522)	2.65
Outstanding at end of year	2,753	13.42	3,090	10.13	3,292	6.31

Options for 1,633, 1,973 and 2,136 shares were exercisable at April 26, 2008, April 28, 2007 and April 29, 2006, respectively. The weighted average fair value of options granted were $7.55, $11.12 and $5.37 for the years ended April 26, 2008, April 28, 2007 and April 29, 2006, respectively.

Restricted stock: Under the 2007 Plan, we awarded 1.6 shares of restricted stock in August 2007 to Board members elected at the 2007 Annual Shareholders Meeting. We assumed an average annual forfeiture rate of 0% when calculating the number of shares expected to vest based on the relatively short vesting period and the term of the director. Unrecognized compensation expense related to the restricted stock grants was approximately $0.01 million at April 26, 2008, which is expected to be recognized over a weighted average period of 0.3 years.

A summary of nonvested restricted shares for the year ended April 26, 2008 is as follows:

	Number of Nonvested Shares	Weighted-Average Grant Date Fair Value
Outstanding on April 28, 2007	–	$ –
Granted	1.6	25.13
Vested	–	–
Forfeited	–	–
Outstanding on April 26, 2008	1.6	25.13

Employee Stock Purchase Plan: We also have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the ESPP totaled 669 shares at April 26, 2008. Common stock issued under the ESPP totaled approximately 70 shares in fiscal year 2008, 68 shares in fiscal year 2007 and 72 shares in fiscal year 2006.

Impact of the Adoption of SFAS No. 123(R): See Note 2 for a description of our adoption of SFAS No. 123(R) effective on April 30, 2006. A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) for the fiscal years ended April 26, 2008 and April 28, 2007 is as follows:

	April 26,	April 27,
	2008	2007
Cost of sales	$277	$150
Selling	1,103	1,008
General and administrative	799	576
Product development and design	473	361
	$2,652	$2,095
Decrease of net income per share to
common stockholders	$0.07	$0.05

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $339 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the year ended April 26, 2008.

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

Expected Volatility. In implementing SFAS No. 123(R), we reevaluated our expected volatility assumption used in estimating the fair value of employee options. We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with SFAS No. 123(R) and SAB No. 107. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

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

We used the following assumptions to estimate the fair value of options granted:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Dividend yield	0.25%	0.20% - 0.25%	None
Expected volatility	40%	36% - 39%	39%
Risk-free interest rate	3.7% - 4.4%	4.7% - 4.8%	3.3% - 4.3%
Expected life of option	5 yr.	5 yr.	5 yr.

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

Share-Based Compensation Expense and Stock Option Activity. We recorded $2,652 in share-based compensation expense, which consists of $2,375 for stock options, $277 for our ESPP and $0.4 for our restricted stock for the fiscal year ended April 26, 2008. As of April 26, 2008, there was $7,352 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

During the fiscal year ended April 26, 2008, we granted options to purchase 14 shares of our common stock to outside directors under the 2007 Plan, which had a fair value of $135, granted options to purchase 383 shares of our common stock to employees under the 2007 Plan, which had a fair value of $2,829, and granted 1.6 shares of restricted stock to outside directors under the 2007 Plan, which had a fair value of $40. A summary of stock option activity under all stock option plans during the fiscal year ended April 26, 2008 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 28, 2007	3,090	$10.13	6.06	$45,925
Granted	410	20.41	-	-
Cancelled or forfeited	(31)	14.19	-	(236)
Exercised	(716)	3.26	-	(12,694)
Outstanding at April 26, 2008	2,753	13.42	5.93	12,760
Shares vested and expected to vest	2,473	13.40	5.92	11,484
Exercisable at April 26, 2008	1,633	$8.42	4.44	$11,798

We define in-the-money options at April 26, 2008 as options that had exercise prices that were lower than the $14.79 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at April 26, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were 1,552 of in-the-money options exercisable at April 26, 2008.

We received $2,335 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 26, 2008. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $339 for the same period.

Comparable Disclosure. Prior to April 30, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the fiscal year ended April 29, 2006 and April 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation for the year ended April 29, 2006:

Net income, as reported	$20,961
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(778)
Pro forma net income	$20,183
Net income per share:
Basic as reported	$0.54
Basic – pro forma	$0.52
Diluted as reported	$0.52
Diluted – pro forma	$0.50

The adoption of SFAS No. 123(R) also had a material impact on our consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), stock option exercise tax benefits in excess of tax benefits from recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For fiscal years 2008 and 2007, there were excess tax benefits of $339 and $1,400, respectively, which were required to be classified as operating cash outflows and financing cash inflows. For fiscal year 2006, there were excess tax benefits of $796, which were classified as an operating cash inflow as part of the change in income taxes payable.

Note 10. Employee Benefit Plans

We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us equal to 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,877, $1,532 and $1,329 to the plan for the fiscal years 2008, 2007 and 2006, respectively.

Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code. It allows employees to purchase shares of our common stock, subject to annual limitations, at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each six-month offering period. The total number of shares reserved under this plan is 1,000 shares. We issued 70 and 67 shares under the ESPP during the fiscal years ended April 26, 2008 and April 28, 2007. As of April 26, 2008, participants in the plan had accumulated $756 to purchase our stock.

We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of April 26, 2008 and April 28, 2007 were $625 and $619, respectively. Contributions for each of the fiscal years ending April 26, 2008 and April 28, 2007 were $6 and $21, respectively. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11. Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (FIN 48) on April 29, 2007.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, April 29, 2007, we did not have a material impact under FIN 48 on our Consolidated Financial Statements or retained earnings as a result of the implementation of FIN 48 and we did not have a material adjustment in the liability for unrecognized income tax benefits or related effect to our effective tax rate.  As of April 26, 2008 we did not have any material unrecognized tax benefits.

To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We recorded $5 in interest and penalties during the year ended April 26, 2008 and had $18 accrued interest and penalties as of that date.  We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006, 2007 and 2008 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.

Income tax expense consists of the following:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Current
Federal	$13,169	$11,543	$13,492
State	944	1,896	1,958
Foreign	18	-	-
Deferred taxes (credits)	(718)	(1,084)	(2,742)
	$13,413	$12,355	$12,708

The components of the net deferred tax asset are as follows:

	April 26,	April 28,	April 29,
	2008	2007	2006
Deferred taxes assets:
Project warranty accrual	$7,331	$5,713	$4,252
Vacation accrual	1,394	1,117	869
Net losses on equity investments	1,202	-	-
Reserves for excess and obsolete inventory	1,145	1,012	761
Allowance for doubtful accounts	560	574	484
Amortization of intangible assets	-	247	275
Net operating loss carry forwards	73	90	101
Other accruals and deferrals	268	41	308
Other	145	354	501
	12,118	9,148	7,551
Deferred tax liabilities:
Property and equipment	5,947	3,880	2,705
Amortization of intangible assets	118	-	-
	$6,053	$5,268	$4,846

We have not recorded any valuation allowance for our deferred tax assets as of April 26, 2008 or April 28, 2007, as we believe that our deferred tax assets will be fully realized based upon our estimates of future taxable income.

The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 26,	April 28,	April 29,
	2008	2007	2006
Current assets	$9,517	$7,761	$6,213
Noncurrent assets	143	136	232
Noncurrent liabilities	3,607	2,629	1,599
	$6,053	$5,268	$4,846

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Computed income tax expense at
federal statutory rate	$13,325	$12,757	$12,140
State taxes, net federal benefit	1,091	1,267	892
Research and development tax credit	(776)	(1,778)	(616)
Meals and entertainment	386	447	415
Extraterritorial income exclusion	-	(211)	(149)
Domestic production activities deduction	(890)	(357)	(328)
Other, net	277	230	354
	$13,413	$12,355	$12,708

At April 26, 2008, we had foreign net operating loss carry-forwards totaling $614, of which $508 have an unlimited carry-forward period and $106 have a ten-year carry-forward period and expire in 2015. Our Canadian subsidiary had research and development tax credit carry-forwards totaling $70, net of the applicable tax liability related to their use, which have a ten year carry-forward and expire between 2013 and 2015 and approximately $756 of future tax deductions related to research and development expenditures which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

The income (loss) attributable to domestic and foreign operations is as follows:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Domestic	$24,544	$23,634	$21,239
Foreign	1,669	793	(278)
	$26,213	$24,427	$20,961

Note 12. Cash Flow Information

The changes in operating assets and liabilities consist of the following:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
(Increase) decrease:
Restricted cash	$(457)	$-	$-
Account receivable	31	(9,232)	(22,537)
Long-term receivables	(6,230)	(4,810)	1,864
Inventories	(3,267)	(11,335)	(5,902)
Costs and estimated earnings in excess of billings	(4,812)	(4,939)	(2,074)
Prepaid expenses and other	248	(2,462)	2,276
Income taxes receivable	731	(634)	1,715
Advertising rights	372	(718)	(1,389)
Other assets	(246)	(213)	-
Increase (decrease):
Accounts payable and accrued expenses	12,693	10,014	8,419
Customer deposits	6,256	(2,077)	3,611
Billings in excess of costs and estimated earnings	6,267	(1,467)	14,297
Long-term warranty obligations and other payables	(1,600)	577	2,508
Income taxes payable	910	(85)	1,350
Marketing obligations	98	(32)	53
	$10,994	$(27,413)	$4,191

Supplemental disclosures of cash flow information consist of the following:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Cash payments for:
Interest	$1,430	$507	$116
Income taxes, net of refunds	12,090	11,846	12,229

Supplemental schedule of non-cash investing and financing activities consist of the following:

	Year Ended
	April 26,	April 28,	April 29,
	2008	2007	2006
Demonstration equipment transferred to inventories	$1,422	$2,729	$423
Tax benefits related to exercise of stock options	339	1,411	796
Business acquired through long-term debt	-	-	75
Contributions of common stock under the employee
stock purchase plan	1,349	837	625
Purchase of plant and equipment included in accounts
payable and notes payable	-	2,716	-
Transfer of equipment to affiliates	10	225	-

Note 13. Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. Fair values for our off-balance-sheet instruments are not significant. The notes payable, bank, are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheets approximates fair value. The fair values of all outstanding derivative instruments were determined using quoted market prices.

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

Changes in our product warranties during the years ended April 26, 2008 and April 28, 2007 consisted of the following:

	Year Ended
	April 26,	April 28,
	2008	2007
Balance at beginning of year	$10,515	$8,102
Warranties issued during the period	7,870	11,358
Settlements made during the period	(13,210)	(7,455)
Changes in liability for pre-existing warranties during
the period, including expirations	7,254	(1,490)
Balance at end of year	$12,429	$10,515

In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees. As of April 26, 2008, we had outstanding $9,297 in standby letters of credit and $45,332 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

We lease office space for various sales and service locations throughout the world and various equipment, primarily office equipment. Rental expense for operating leases amounted to $2,454, $1,549 and $1,311 at April 26, 2008, April 28, 2007 and April 29, 2006, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees with initial or remaining terms of one year or more, consisted of the following at April 26, 2008:

Fiscal years ending	Amount
2009	$3,048
2010	2,633
2011	2,395
2012	3,287
2013	682
Thereafter	347
$12,392

From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of April 26, 2008,we were obligated to purchase inventory and advertising rights through fiscal year 2010 as follows:

Fiscal years ending	Amount
2009	$845
2010	218
2011	70
2012	70
$1,203

In fiscal year 2007 we committed to purchase a building in Brookings, South Dakota, on or before September 30, 2008 for approximately $3,000.  The building would be used for both manufacturing and office expansion and is located adjacent to our existing facilities.  During fiscal year 2008, we entered into a purchase agreement for the sale of our building in Tampa, Florida for approximately $2,700 dollars.  This building was primarily used as office space but contained a production studio that would be available for rent by us after the sale closes.

Note 15. Investments in Affiliates and Related Party Transactions

We own a 50% interest in FuelCast International, LLC and, through November 2007, a 50% interest in Arena Media Networks.  FuelCast International, LLC operates a network of message centers at petroleum retailers.  Arena Media Networks operates a national network of advertising displays at professional sports stadiums and arenas.  We also own a 49% interest in Ledtronics SDN BHD, which operates a display manufacturing and sales business utilizing our technology in Malaysia.  Our equity investment balance in these investments was $3,070 and $8,762 as of April 26, 2008 and April 28, 2007, respectively.

Equity in earnings (losses) in these joint ventures was ($2,402) and ($2,027) as of April 26, 2008 and April 28, 2007, respectively.  At April 26, 2008 and April 28, 2007, we had receivables from these affiliates in the amount of $3,031 and $2,397, respectively.  The receivables result from transactions in the normal course of business and are included within accounts receivable.  We also had $1,822 included in long-term receivables as of April 28, 2007.  During the years ended April 26, 2008, April 28, 2007 and April 29, 2006, we recorded revenues associated with equipment and service deliveries of $3,532, $4,293 and $1,577, respectively, relating to these related parties. We have no payables to these affiliates. However, we purchase inventory items from Ledtronics in the normal course of business. During the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006, we purchased inventory items in the amount of $311, $648 and $860, respectively, from Ledtronics.

Note 16. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal Year 2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$120,923	$131,436	$118,201	$129,117
Gross profit	36,879	39,200	35,182	36,329
Net income	7,111	8,009	5,383	5,710[1]
Basic earnings per share	0.18	0.20	0.13	0.14
Diluted earnings per share	0.17	0.19	0.13	0.14

[1] Includes an adjustment to reduce income tax expense in the amount of $500 to correct an error arising in prior periods.  Absent this adjustment net income and basic and diluted earnings per share would have been $5,210, $0.13 and $0.13, respectively.

Fiscal Year 2007:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$92,153	$123,530	$106,731	$110,787
Gross profit	26,375	35,487	32,336	32,379
Net income	4,987	8,891	7,027	3,521
Basic earnings per share	0.13	0.23	0.18	0.09
Diluted earnings per share	0.12	0.22	0.17	0.09

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of April 26, 2008, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 26, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 26, 2008 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 26, 2008.

/s/ James B. Morgan                                                                                            /s/ William R. Retterath

James B. Morgan	William R. Retterath
Chief Executive Officer	Chief Financial Officer
June 23, 2008	June 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Daktronics, Inc.

We have audited Daktronics, Inc.’s (the Company) internal control over financial reporting as of April 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria.) The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management entitled Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Daktronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. as of April 26, 2008 and April 28, 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended April 26, 2008 of Daktronics, Inc. and our report dated June 23, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

June 23, 2008

Item 9B. OTHER INFORMATION

None

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2008 annual meeting of shareholders to be filed within 120 days after our most recent fiscal year-end. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2008 Proxy Statement under the caption “Corporate Governance – Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the 2008 Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended April 26, 2008 is in the 2008 Proxy Statement to be filed on or about July 2, 2008 under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

We maintain a Code of Conduct which applies to all of our employees, officers and Directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other financial and accounting management employees. A copy of our Code of Conduct can be obtained from our Internet website at www.daktronics.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. Information on or available through our website is not part of this report. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date, we have not granted a waiver from the Code of Conduct.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership of certain beneficial owners and management is contained in the Proxy Statement to be filed within 120 days after our most recent fiscal year-end under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our 2008 Proxy Statement to be filed within 120 days after our most recent fiscal year-end. There are no related party transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant is under the heading “Relationship with Independent Auditors” in our 2008 Proxy Statement to be filed within 120 days after our most recent fiscal year-end.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, April 26, 2008 and April 28, 2007

Consolidated Statements of Income for each of the three years in the period ended

April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended

April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended April 26, 2008, April 28, 2007 and April 29, 2006

Notes to Consolidated Financial Statements.

(2)	Schedules

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

3.1	Reserved.
3.2	Amended and Restated Articles of Incorporation of the Company. (1)
3.3	Amendment to the Articles of Incorporation. (2)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
21.1	Subsidiaries of the Company. (10)
23.1	Consent of Ernst & Young LLP. (10)
24.	Power of Attorney. (10)
31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (10)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (10)

_____________

(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12,

1994 as Commission File No. 33-72466.

(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.

(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
(10)	Filed herewith electronically.
*	Indicates a management contract or compensatory plan or arrangement.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™,  Keyframe®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, SportStar™, SportsLink®, Vanguard®, V-Play®, Venus®, V-Net®, VisiconnSM, V-Tour®, V-Link® and Vortek® are trademarks of Daktronics, Inc.  Windows® and all other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2008.

DAKTRONICS, INC.

By:	/s/ James B. Morgan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ William R. Retterath
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 23, 2008
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 23, 2008
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 23, 2008
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 23, 2008
Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 23, 2008
Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 23, 2008
James B. Morgan

By /s/ John L. Mulligan	Director	June 23, 2008
John L. Mulligan

By /s/ Duane E. Sander	Director	June 23, 2008
Duane E. Sander

By /s/ James A. Vellenga	Director	June 23, 2008
James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 26, 2008, April 28, 2007 and April 29, 2006

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	(Charged to Expense)	Additions/ Deductions (1)	Balance at End of Year
2008	$1,591	$244	$(89)	$1,746
2007	1,241	476	(126)	1,591
2006	960	596	(315)	1,241

(1) Write-off of uncollected accounts, net of collections.

1

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Reserved.
3.2	Amended and Restated Articles of Incorporation of the Company. (1)
3.3	Amendment to the Articles of Incorporation. (2)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
21.1	Subsidiaries of the Company. (10)
23.1	Consent of Ernst & Young LLP. (10)
25.	Power of Attorney. (10)
31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (10)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (10)

_____________

(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
(5)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12,

1994 as Commission File No. 33-72466.

(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(10)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
(11)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
(10)	Filed herewith electronically.
*	Indicates a management contract or compensatory plan or arrangement.

2