Form 10-Q
period 2008-08-02
DAKTRONICS INC /SD/
filed 2008-08-27
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___ .

Commission File Number: 0-23246

DAKTRONICS, INC.

(Exact name of Registrant as specified in its charter)

South Dakota (State or other jurisdiction of incorporation or organization)	46-0306862 (I.R.S. Employer Identification Number)

201 Daktronics Drive
Brookings, SD	57006
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ X ]                                                                   Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of August 25, 2008 was 40,436,607.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 2, 2008

TABLE OF CONTENTS

			Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS			2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF AUGUST 2, 2008 AND APRIL 26, 2008	3
		CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
		ENDED AUGUST 2, 2008 AND JULY 28, 2007	5
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
		ENDED AUGUST 2, 2008 AND JULY 28, 2007	6
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			23
ITEM 4. CONTROLS AND PROCEDURES			24

PART II.OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			24
ITEM 1A. RISK FACTORS			24
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			24
ITEM 5. OTHER INFORMATION			24
ITEM 6. EXHIBITS			24

SIGNATURE			25

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 26, 2008 in the section entitled “Item 1A. Risk Factors”

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 2,	April 26,
	2008	2008
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,802	$9,325
Restricted cash	1,467	457
Accounts receivable, less allowance for doubtful accounts	75,545	56,516
Inventories	62,132	50,525
Costs and estimated earnings in excess of billings	29,875	27,126
Current maturities of long-term receivables	8,162	7,435
Prepaid expenses and other	6,806	4,796
Deferred income taxes	9,616	9,517
Total current assets	198,405	165,697

Advertising rights, net	3,277	3,457
Long-term receivables, less current maturities	17,052	16,837
Investments in affiliates	2,307	2,998
Goodwill	4,709	4,722
Intangible and other assets	3,031	3,102
Deferred income taxes	143	143
	30,519	31,259

PROPERTY AND EQUIPMENT:
Land	2,757	3,190
Buildings	48,784	49,464
Machinery and equipment	47,060	44,743
Office furniture and equipment	48,038	45,482
Equipment held for rental	2,329	2,658
Demonstration equipment	7,704	7,516
Transportation equipment	5,989	6,106
	162,661	159,159
Less accumulated depreciation	66,046	61,636
	96,615	97,523
TOTAL ASSETS	$325,539	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	August 2,	April 26,
	2008	2008
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,143	$31,540
Accrued expenses and warranty obligations	27,718	26,100
Current maturities of long-term debt and marketing obligations	907	910
Billings in excess of costs and estimated earnings	25,586	24,560
Customer deposits	15,898	12,113
Deferred revenue	9,715	6,980
Income taxes payable	4,412	949
Total current liabilities	126,379	103,152

Long-term debt, less current maturities	55	55
Long-term marketing obligations, less current maturities	695	646
Long-term warranty obligations and other payables	3,671	3,766
Deferred income taxes	3,607	3,607
Total long-term liabilities	8,028	8,074
TOTAL LIABILITIES	134,407	111,226

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,427,793 and 40,316,000 shares
issued at August 2, 2008 and April 26, 2008, respectively	26,570	25,638
Additional paid-in capital	11,308	10,398
Retained earnings	154,004	147,912
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(741)	(686)
TOTAL SHAREHOLDERS' EQUITY	191,132	183,253
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$325,539	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 2,	July 28,
	2008	2007

Net sales	$161,229	$120,923
Gain on sale of property	977	-
Cost of goods sold	116,858	84,044
Gross profit	45,348	36,879

Operating expenses:
Selling	16,365	14,844
General and administrative	7,682	6,002
Product design and development	6,546	4,756
	30,593	25,602
Operating income	14,755	11,277

Nonoperating income (expense):
Interest income	536	384
Interest expense	(106)	(426)
Other income (expense), net	(345)	(302)
Income before income taxes	14,840	10,933
Income tax expense	5,113	3,822
Net income	$9,727	$7,111

Weighted average shares outstanding:
Basic	40,338	39,638
Diluted	41,323	41,260

Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.24	$0.17

Cash dividend paid per share	$0.09	$0.07

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 2,	July 28,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,727	$7,111
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,884	4,505
Amortization	79	79
(Gain) loss on sale of property and equipment	(977)	(1)
Stock-based compensation	839	608
Equity in earnings and losses of affiliates	692	526
Provision for doubtful accounts	111	28
Deferred income taxes, net	(99)	(30)
Change in operating assets and liabilities	(12,532)	6,657
Net cash provided by operating activities	3,724	19,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,534)	(13,343)
Cash consideration paid for investment in affiliates	-	(750)
Proceeds from sale of property and equipment	2,713	23
Net cash used in investing activities	(4,821)	(14,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable	-	1,068
Proceeds from exercise of stock options and warrants	176	732
Excess tax benefits from stock-based compensation	71	177
Principal payments on long-term debt	-	(12)
Dividend paid	(3,635)	(2,770)
Net cash used in financing activities	(3,388)	(805)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND	(38)	(37)
CASH EQUIVALENTS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,523)	4,571

CASH AND CASH EQUIVALENTS:
Beginning	9,325	2,590
Ending	$4,802	$7,161

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$116	$408
Income taxes, net of refunds	1,555	632

Supplemental schedule of non-cash investing and financing activities
Demonstration equipment transferred to (from) inventory	817	154

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 26, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 26, 2008, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing, Ltd; and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction contracts (“construction contracts”), estimated costs to be incurred for product warranties, excess and obsolete inventory, the reserve for doubtful accounts, stock-based compensation and income taxes. Changes in estimates are reflected in the periods in which they become known.

Restricted cash consists of deposits to secure bank guarantees issued by our Chinese subsidiary.

Note 2. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R). This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of August 2, 2008, we do not have any partially owned consolidated subsidiaries and, therefore, we do not expect an impact related to the adoption of this accounting standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. This standard will change our disclosures of any future derivative instruments and hedging activities on a prospective basis, when adopted.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the impact, if any, that implementation of SFAS No. 162 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP No. 142-3 on our consolidated financial statements.

Note 3. Revenue Recognition

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

Equipment other than long-term contracts: We recognize revenue on equipment sales, other than long-term contracts, when title passes, which is usually upon shipment and then only if the terms of the arrangement are fixed and determinable and collectability is reasonably assured. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized.

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

In cases where we receive advertising rights as opposed to only cash payments in exchange for the equipment, revenue is recognized as it becomes earned and the related costs of the equipment are amortized over the term of the advertising rights, which are owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred revenue.

The cost of advertising rights, net of amortization, was $3,277 as of August 2, 2008 and $3,457 as of April 26, 2008.

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

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment, are recognized as net sales when the services are performed. Net sales from services offerings which are not included in construction-type contracts approximated 4.3 % and 4.6 % of net sales for the three months ended August 2, 2008 and July 28, 2007, respectively.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No.138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

There were no derivatives outstanding as of August 2, 2008.

Note 4. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 2, 2008 and July 28, 2007 follows:

	Net Income	Shares	Per Share Amount
For the three months ended August 2, 2008:
Basic earnings per share	$9,727	40,388	$0.24
Effect of dilutive securities:
Exercise of outstanding stock options	-	935	-
Diluted earnings per share	$9,727	41,323	$0.24

For the three months ended July 28, 2007:
Basic earnings per share	$7,111	39,638	$0.18
Effect of dilutive securities:
Exercise of outstanding stock options	-	1,622	(0.01)
Diluted earnings per share	$7,111	41,260	$0.17

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill was $4,709 at August 2, 2008 and $4,722 at April 26, 2008. We performed an impairment analysis of goodwill as of October 27, 2007. The result of this analysis indicated that no goodwill impairment existed as of that date. As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements, various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of August 2, 2008 is $315 for each of fiscal years ending 2009 and 2010, $288 for fiscal 2011, $246 for fiscal 2012, $228 for fiscal 2013 and $780 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of August 2, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$418	$1,864
Non-compete agreements	348	158	190
Registered trademarks	401	-	401
Other	87	49	38
	$3,118	$625	$2,493

Note 6. Inventories

Inventories consist of the following:

	August 2,	April 26,
	2008	2008
Raw materials	$28,332	$23,221
Work-in-process	11,935	8,564
Finished goods	21,865	18,740
	$62,132	$50,525

Note 7. Segment Disclosure

At the beginning of fiscal 2008, we reorganized our business into five business units and implemented limited discrete financial reporting about these business units to the chief operating decision maker, which required us to change our segment disclosures under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have five business units which meet the definition of reportable segments under SFAS No. 131: Commercial, Live Events, Schools and Theatres, Transportation and International.

Our Commercial business unit consists of primarily sales of our video display technology, Galaxy® and Valo™ product lines, to resellers, primarily sign companies, outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our Live Events business unit consists of primarily sales of integrated scoring and video display systems to college and professional sports facilities and mobile video display technology to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® product line to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines throughout the world, except the United States and Canada.

Business unit reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Segment profit excludes interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures. In general, business units follow the same accounting policies as those described in Note 1. Corporate expenses such as general and administrative costs are allocated based on levels of personnel, revenues, or fixed basis to each business unit. Product development is allocated to all business units based on fixed allocations depending on the type of product development. Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres business units based on cost of sales. Beginning in fiscal year 2009, we changed our method of allocating various items, primarily general and administrative and product development expenses. Fiscal year 2008 segment results have been restated to conform to these changes.

Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended
	August 2,	July 28,
	2008	2007
Net Sales
Commercial	$ 48,390	$ 42,341
Live Events	63,088	47,304
Schools & Theatres	16,980	17,462
Transportation	9,571	7,791
International	23,200	6,025
Net Sales	$ 161,229	$ 120,923

Operating Income
Commercial	$ 4,318	$ 6,524
Live Events	8,854	4,045
Schools & Theatres	(955)	1,603
Transportation	(358)	243
International	2,896	(1,138)
Total Operating Income	14,755	11,277
Nonoperating income (expense):
Interest income	536	384
Interest expense	(106)	(426)
Other income (expense), net	(345)	(302)

Income before income taxes	14,840	10,933
Income tax expense	5,113	3,822
Net income	$ 9,727	$ 7,111

Depreciation
Commercial	$ 1,951	$ 1,370
Live Events	2,180	1,806
Schools & Theatres	1,158	807
Transportation	494	442
International	180	159
Depreciation	$ 5,963	$ 4,584

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
August 2, 2008	$135,031	$26,198	$161,229
July 28, 2007	111,838	9,085	120,923

Long-lived assets at:
August 2, 2008	$94,645	$1,970	$96,615
April 26, 2008	95,463	2,060	97,523

Note 8. Share-Based Compensation

Stock incentive plans: During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors have a seven-year life, an exercise price equal to the fair market value on the date of grant and a three-year vesting period. The restricted stock granted to the Board of Directors vests in one year, provided that they remain on the board. As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000.

We have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period.

Share-Based Compensation Expense.A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended
	August 2,	July 28,
	2008	2008
Cost of sales	$118	$64
Selling	291	310
General and administrative	273	123
Product development and design	156	111
Decrease in net income before taxes	$838	$608
Effect on basic and diluted earnings per share	$0.02	$0.02

As of August 2, 2008, there was $6,706 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 9. Comprehensive Income

We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments, as applicable. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates is deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

A summary of comprehensive income that we recorded in accordance with SFAS No. 130 is as follows:

	Three Months Ended
	August 2,	July 28,
	2008	2007
Net income	$9,727	$7,111
Other comprehensive income:
Net foreign currency translation adjustment	(56)	95
Net gain (loss) on derivatives	-	5
Total comprehensive income	$9,671	$7,211

Note 10. Commitments and Contingencies

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

Changes in our product warranties for the three months ended August 2, 2008 consisted of the following:

Amount
Beginning accrued warranty costs	$12,431
Warranties issued during the period	3,152
Settlements made during the period	(3,990)
Changes in accrued warranty costs for pre-	2,161
existing warranties during the period,
including expirations
Ending accrued warranty costs	$13,754

We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $779 and $634 for the three months ended August 2, 2008 and July 28, 2007, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at August 2, 2008:

Fiscal years ending	Amount
2009	$1,978
2010	2,015
2011	1,775
2012	974
2013	539
Thereafter	358
Total	$7,639

From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of August 2, 2008, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2009	$852
2010	218
2011	70
2012	70
2013	13
$1,223

In fiscal 2007, we committed to purchase a building in Brookings, South Dakota, on or before September 30, 2008, subject to availability by seller, for approximately $3,000.  The building would be used for both manufacturing and office expansion and is located adjacent to our existing facilities.

Note 11. Income Taxes

As of August 2, 2008, we had approximately $578 of unrecognized tax benefits, which would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006 and 2007 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.  We operate under a tax holiday in China that will expire in fiscal year 2012. We are unable to predict how the expiration of the tax holiday will impact us in the future.

Note 12. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair-value measurements. We adopted SFAS No. 157 effective April 27, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets measured at fair value on a recurring basis of $779 as of August 2, 2008 consisted of money market funds. We used level 1 inputs to determine the fair value of our financial assets.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Fiscal year 2009 contains 53 weeks and fiscal year 2008 contained 52 weeks.

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on construction-type contracts. Earnings on construction-type contracts (“construction-type contracts”) are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated. Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates are known. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of August 2, 2008 and April 26, 2008, we had an allowance for doubtful accounts balance of approximately $1.6 million and $1.7 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of August 2, 2008 and April 26, 2008, we had approximately $13.8 million and $12.4 million reserved for these costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of August 2, 2008 and April 26, 2008, we had $9.7 million and $7.0 million of deferred revenue related to extended warranty and product maintenance, respectively.

Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary charges are charged to costs of goods sold in the period in which they occur. In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory. However, if market conditions change, including changes in technology, product components used in our products or expected sales, we may be exposed to unforeseen losses that could be material.

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

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures, consistent with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statue of limitations expires for the relevant taxing authority to examine the tax position, or when more information become available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions. We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.

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

Stock-based compensation: We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options and stock purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividend yield.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	August 2,	July 28,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	71.9%	69.5%
Gross profit	28.1%	30.5%
Operating expenses	18.9%	21.2%
Operating income	9.2%	9.3%
Interest income	0.3%	0.3%
Interest expense	-0.1%	-0.4%
Other income (expense), net	-0.2%	-0.2%
Income before income taxes	9.2%	9.0%
Income tax expense	3.2%	3.2%
Net income	6.0%	5.8%

NET SALES

Net sales increased 33.3% to $161.2 million for the first quarter of fiscal 2009 as compared to $120.9 million for the first quarter of fiscal 2008.

Commercial Business Unit. Net sales in the Commercial business unit increased approximately 14% to $48.4 million during the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. The largest growth in terms of dollars and as a percentage is attributable to increases in our outdoor advertising niche, which increased by more than 36%, followed by an increase in sales to national accounts, primarily in our Galaxy® product line. This increase was offset by a decline of approximately 16% in sales in our reseller niche, all of which involved a decline in large custom projects. The increase in the outdoor advertising niche was the result of the expanding market for digital billboards, primarily to a limited number of large customers. The decline in sales within our reseller niche was due to the inherent volatility in the timing of large contracts. In addition, the rate of growth of sales of Galaxy products within the reseller niche was lower than expected, which we believe was primarily the result of economic conditions where customers are postponing purchasing electronic displays for retail establishments.

Overall, the Commercial business unit continues to benefit from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We also believe that our Valo™ digital billboard product line will help us maintain and potentially grow our market share due to its features and functions. We believe that the outdoor advertising business has a number of constraints, primarily economic and regulatory, which to date our customers have been successful at overcoming. We expect that the Commercial business unit will continue to grow for the rest of fiscal 2009 at 15% to 20%, subject to economic conditions.

As the outdoor advertising business has become a larger percent of our mix, we believe that the seasonality of that business could become a factor in the fluctuation of our net sales because the deployment of displays slows in the winter months in the colder climate regions of the U.S. Generally speaking, seasonality is not a material factor in the rest of the Commercial business. Our rate of growth in the Commercial business unit could vary significantly depending on our success in retaining the business of the major billboard companies as well as on their rate of deployment and our ability to capture business in our national account niche if it were to develop materially.

Our growth in the Commercial business unit also depends to some degree on the state of the economy, which negatively impacted net sales and is expected to continue to impact it until we see improvement in the economy. To date, we have not experienced adverse effects of the economy on the outdoor advertising portion of our business. We believe that this will sustain economic downturns to some degree given the economics of the technology for advertising.

Order bookings in the Commercial business unit were up 30% in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. Although order bookings were up in the billboard niche in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008, they were down sequentially from the fourth quarter of fiscal 2008. This is evidence of the declining rate of percentage growth in the digital billboard market.

Live Events Business Unit. Net sales in the Live Events business unit increased by approximately 33% in the first quarter of fiscal 2009 as compared to the same quarter of last year. This increase is primarily the result of the impact of large contracts booked in fiscal 2008 and increased orders booked during the first quarter of fiscal 2009. Orders increased approximately 12% in the first quarter of fiscal 2009 as compared to the same period one year ago. The increase in orders does not reflect the award of the New Meadowlands Stadium in New Jersey, which should exceed $45 million. At the beginning of the second quarter of fiscal 2009, we booked a portion of that contract (approximately $13 million), and the remainder is expected to book in the second quarter of fiscal 2009. We have also been awarded two large contracts that are pending final contract execution, which should exceed $17 million in total.

At the beginning of fiscal 2009, we had a higher level of backlog than is customary as a result of a greater percentage of new construction projects as opposed to upgrades and enhancements. It is expected that this higher level of backlog will contribute to higher sales, assuming, however, that new order volume meets expectations. Achieving increased sales is also dependent on additional large contracts that are expected to be awarded in the current fiscal year. Overall, we believe that we are on track to meet our net sales growth objectives of more than 20% for the entire 2009 fiscal year.  In the first quarter of fiscal 2009, our bookings were on track to achieve this increase.

Growth over the long term in the large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of field sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were not significant in the first quarter of fiscal 2009 or 2008. Net sales in both these areas were less than 5% of total sales for both periods.

As described above, an important factor in orders for the remainder of fiscal 2009 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue niche over the remainder of the fiscal year. There are a number of transactions, each exceeding $8 million, which could have a significant impact on both orders and sales.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit declined by approximately 3% in the first quarter of fiscal 2009 as compared to the same quarter in fiscal 2008. The decline was generally due to delays in manufacturing due primarily to inventory availability. This has caused lead times to lengthen, deliveries to be delayed and backlog to increase. We believe that we have the issues addressed and that the second quarter of fiscal 2009 will improve and demonstrate growth over fiscal 2008 on a year-to-date basis. Depending on the success in orders for the second quarter, however, our net sales growth rate for the year as a whole may not achieve our goal of greater than 15%. The growth of this business is driven by the depth, quality and performance of the product and the related service we provide.

Transportation Business Unit. Net sales in the Transportation business unit increased approximately 22% in the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. Orders for the first quarter of fiscal 2009 are up approximately 16% over the same period in fiscal 2008. We believe that the increases in net sales and orders in this business are due to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to our gaining market share. For fiscal 2009 as a whole, we expect that sales will grow in excess of 15%.

International Business Unit. Net sales in the International business unit in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 were up 285%. Orders were down approximately 3% in the same period. The increase in net sales in the first quarter was attributable to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to sales in the first quarter of fiscal 2009. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual. We expect international sales in the second quarter of fiscal 2009 to decline and then increase again in the second half of the fiscal year. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically, and we believe net sales will increase significantly in fiscal 2009 as compared to 2008. We continue to see success with our efforts in Asia and, as a result of our expanding line of ProTour® products and the relationships we have developed with large repeat customers, we expect that European sales will also increase.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 1.6% and 1.1% of net sales for the first quarter of fiscal 2009 and 2008, respectively. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog. The order backlog as of August 2, 2008 was approximately $173 million as compared to $142 million as of July 28, 2007 and $175 million at the beginning of the first quarter of fiscal 2009. Historically, our backlog varies due to the timing of large orders. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above.

GROSS PROFIT

Gross profit increased 23.0% to $45.3 million for the first quarter of fiscal 2009 as compared to $36.8 million for the first quarter of fiscal 2008. As a percent of net sales, gross profit was 28.1% for the quarter ended August 2, 2008 as compared to 30.5% for the quarter ended July 28, 2007.

The decline in gross profit percentage is the result of higher costs of manufacturing infrastructure, warranty costs, inventory write-downs, the reorganization of our field services infrastructure and lower gross margins in our Commercial and Schools and Theatres business units. These increases have been partially offset by a gain of approximately $1 million on the sale of a building in Tampa, Florida. Increasing warranty costs have caused gross profit percentages to decline by more than 1 percentage point. This decline is due to issues with new product designs and other factors. We are and have been over the past year investing significant resources into standardizing our display product line, which we believe contained too much custom design, increasing our risk of warranty costs. In addition, we have and will continue to invest in more sophisticated product reliability test equipment and personnel and to implement more sophisticated quality processes in manufacturing to reduce the level of warranty exposure. We believe that although there will be additional volatility issues related to warranty costs over fiscal 2009, we have made progress in gaining control over our warranty costs. Increased inventory write-downs are resulting from our more aggressive approach to address slower moving raw materials. The reorganization of our field services department adversely impacted gross profit percentages by approximately 0.5 points as described in previous filings. Finally, the higher costs of manufacturing infrastructure, which approximated a 0.5 point decline in gross profit percent, resulted from a greater proportion of indirect labor. This includes additional personnel in quality, manufacturing engineering and inventory management. These factors, excluding warranty costs, impacted all business units.

Gross profit in our Commercial business unit declined from approximately 32% in the first quarter of fiscal 2008 to approximately 28% in the same period of fiscal 2009 as a result of a decline in margin in our reseller niche. The decline resulted from lower margins in our small order business, primarily Galaxy® displays, which is being impacted by the economic conditions and the factors described above.

Gross profit in our Schools and Theatres business unit declined from approximately 37% in the first quarter of fiscal 2008 to approximately 27% in the first quarter of fiscal 2009. This decline resulted from underutilization of our plant, as sales were less than expected for the reasons described above, and the reclassification of our field services infrastructure to cost of goods sold.

Gross profit in our Live Events business unit increased to approximately 30% in the first quarter of fiscal 2009 as compared to approximately 29% in the first quarter of fiscal 2008. The increase was primarily the result of the gain on the sale of our production studio in Tampa, Florida of approximately $1 million.

Gross profit in the International business unit increased to approximately 27% in the first quarter of fiscal 2009 as compared to approximately 23% in the same period one year ago. The increase was the result of higher gross profit on several large projects and the overall level of sales, which improved cost absorption.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase and are likely to remain below the levels of the last fiscal year due to the impact of the larger contracts and the increased manufacturing infrastructure described above.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 19.5% from $25.6 million in the first quarter of fiscal 2008 to $30.6 million in the first quarter of fiscal 2009. As a percent of net sales, operating expenses decreased from 21.2% of net sales in the first quarter of fiscal 2008 to 19.0% of net sales for the first quarter of fiscal 2009. All areas of operating expenses were impacted as a result of the first quarter of fiscal 2009 including 14 weeks as opposed to the more common 13 weeks. The first quarter of fiscal 2008 contained 13 weeks.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses increased 10.3% to $16.4 million for first quarter of fiscal 2009 as compared to $14.8 million for the same period in fiscal 2008. Selling expenses decreased to 10.1% of net sales for the first quarter of fiscal 2009 from 12.3% of net sales for the first quarter of fiscal 2008.

As described in previous filings, we reorganized our field services organization and, as a result, approximately $0.8 million of expenses incurred in the first quarter of fiscal 2009 that would have previously been in selling expense were classified in cost of goods sold. Had this change not been made, selling expense as a percentage of sales would have still declined significantly. Selling expenses for the quarter ended August 2, 2008 were higher than selling expenses in the quarter ended July 28, 2007 as a result of an increase in personnel costs, which comprised over 35% of the increase; higher payroll taxes and benefits, which comprised over 30% of the increase; increased facilities and infrastructure cost, which was approximately 15% of the increase; commissions, primarily related to international business, which were approximately 20% of the increase; and various other items, which on a net basis were offset with areas of savings. The increase in personnel, payroll taxes and benefits was across all business units. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business and commercial sales. The increase in facilities and infrastructure costs incurred with the facilities expansion is related to the growth in personnel.

We expect to continue to invest in organic growth, and therefore the dollar amount of selling expenses will increase in fiscal 2009 as compared to fiscal 2008. However, as a percentage of net sales, we believe that selling expenses should decrease. We typically evaluate selling expenses as a percentage of orders rather than sales. Based on this comparison to orders, selling expenses have declined to 10.4% in the first quarter of fiscal 2009 as opposed to 10.8% for the same period in fiscal 2008.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses increased 28.0% to $7.7 million for the first quarter of fiscal 2009 as compared to $6.0 million for the first quarter of fiscal 2008. General and administrative expenses decreased to 4.8% as a percent of net sales for the first quarter of fiscal 2009 from 5.0% of net sales for the first quarter of fiscal 2008.

General and administrative expenses increased due to increases in personnel and related payroll and benefits, which comprised approximately 50% of the increase, software and hardware costs, which comprised approximately 20% of the increase, higher professional fees, which comprised approximately 15% of the increase, and various other items such as amortization, depreciation, and facilities costs. We expect that for fiscal 2009, general and administrative expenses will decline as a percent of sales and that their dollar amount will increase for the year as a whole.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 37.6% to $6.5 million for the first quarter of fiscal 2009 as compared to $4.8 million for the same period in fiscal 2008. Product design and development expenses were 4.1% of net sales for the first quarter of fiscal 2009 and 3.9% of net sales for first quarter of fiscal 2008.

Our focus on product development for fiscal 2009 will be on developing common module platforms and various other initiatives to standardize display components; enhancing our display technology and control systems for both single-site and networked displays spread over a geographical area; and driving decreases in product costs and improving the manufacturing of products. We expect that product design and development expenses will approximate 4% of net sales for fiscal 2009.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment:

	Three Months Ended
	August 2, 2008	July 28, 2007
Operating Income (Loss)
Commercial	$4,318	$ 6,524
Live Events	8,854	4,045
Schools & Theatres	(955)	1,603
Transportation	(358)	243
International	2,896	(1,138)
Segment Operating Income	$14,755	$ 11,277

Operating income (loss) by segment is based on the direct costs associated with each segment plus allocations of various expenses on a discretionary basis that are not necessarily indicative of the segment’s operating income on a stand-alone basis. Certain items are allocated based on management’s judgment as to the best methods to achieve company-wide goals. Therefore, we caution making conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles. All business units were adversely impacted by increases in general and administrative expenses and product development, which are allocated to the various business units. The following describes the changes in those areas that are directly related to the business unit.

Within the Commercial business unit, operating income decreased as a result of the decline in gross profit, primarily in the reseller niche, which includes custom contracts as described above and the increase in selling expense.

Operating income increased in the Live Events business unit as a result of an increase in sales and improvement in gross margin percents, which were offset by an increase in selling expense.

The operating income in the Schools and Theatres business unit decreased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as a result of lower sales and gross profit percents as described above. Selling expenses also increased slightly.

Within the Transportation business unit, operating income decreased as a result of a growth in sales being offset by a decline in gross profit percentage.

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

Interest income increased 39.6% to $0.5 million for the first quarter of fiscal 2009 compared to $0.4 million for the first quarter of fiscal 2008. The increase was the result of higher levels of temporary cash investments and higher levels of interest bearing long-term receivables. We expect that the amount of interest income will increase in fiscal 2009 over fiscal 2008 due to higher levels of these items.

Interest expense decreased to $0.1 million for the first quarter of fiscal 2009 as compared to $0.4 million for the first quarter of fiscal 2008. The decrease is due to lower average borrowings outstanding during the first quarter of fiscal 2009. Due to the reduction in debt during the third quarter of fiscal 2008, we expect that interest expense will decline in fiscal 2009 as compared to fiscal 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense) of $0.3 million remained flat for the first quarter of fiscal 2009 as compared to the same period one year ago. The amount of other income (expense) results from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses. We expect that other income (expense) will decline for fiscal 2009 as compared to fiscal 2008 primarily due to the inclusion of a large gain in the third quarter of fiscal 2008 related to the sale of an investment in an affiliate.

INCOME TAX EXPENSE

Income taxes were approximately $5.1 million in the first quarter of fiscal 2009 and $3.8 million for the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 was 34.5% as compared to 34.9% for the first quarter of fiscal 2008. The effective rate was lower, as a greater amount of net income was recognized in lower-rate tax jurisdictions such as China and Europe. We expect that the effective tax rate for fiscal 2008 will approximate 35% but could vary depending on the mix of income in foreign jurisdictions and whether the research and development tax credit in the United States is reinstated beyond calendar year 2007.

CLOSING OF MANUFACTURING OPERATIONS IN CANADA

During the second quarter of fiscal 2009, we decided to cease sales and manufacturing of our portable display trailer for the Transportation business unit.  The closing of manufacturing operation in Montreal where these displays were made will adversely impact cost of goods sold in the second and third quarter.  While we are still evaluating the costs to be incurred, we expect that severance costs will be less than $0.35 million and lease termination, equipment disposition costs and other items will be less than $0.2 million.  We are still determining the implications on inventory as we expect to consume much of the remaining inventory in product sales during the rest of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $72.2 million at August 2, 2008 and $62.5 million at April 26, 2008. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first fiscal quarter of fiscal 2009 was $3.7 million. Net income of $9.7 million plus depreciation and amortization of $6.0 million, the add-back of equity in net losses of equity investments, and stock-based compensation, less $12.5 million in changes in net operating assets, and gain on sale of property and equipment generated the cash provided by operations.

The most significant drivers of the change in net operating assets were the increases in accounts receivable and inventories. These increases were partially offset by increases in customer deposits and accounts payable. The increase in accounts receivables was the result of higher billings during the quarter resulting from the higher level of net sales and an increase in days sales outstanding of approximately 10 days. When determining days sales outstanding, costs and estimated earnings in excess of profits, which is our key indicator, it increased by 11 days. The lengthening was adversely impacted by one large customer that negotiated an extension to pay approximately $4 million after 2009 first fiscal quarter end. This money has been subsequently received. Days inventory outstanding also increased by nine days. The increase in accounts payable corresponds to the increase in inventory. Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders as described above that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods.

Cash used by investing activities of $4.8 million for the first quarter of fiscal 2009 included $7.5 million for purchases of property and equipment, which was offset by $2.7 million of proceeds from the sale of property and equipment. During the first quarter of fiscal 2009, we invested approximately $2.7 million in manufacturing equipment, $0.6 million in product demonstration equipment, $2.8 million in information systems infrastructure, including software, $0.6 million in facilities, $0.6 million in rental equipment and $0.2 million in office equipment and various other items. These investments were made to support our continued growth and to replace obsolete equipment. As of the end of the first quarter of fiscal 2009, capital expenditures were 4.6% of net sales.

Cash used by financing activities of $3.4 million for the first quarter of fiscal 2009 consisted of the dividend paid to shareholders of $3.6 million on June 24, 2008, which was offset by option exercises and excess tax benefits from equity-based compensation.

Included in receivables as of August 2, 2008 was approximately $3.9 million of retainage on long-term contracts, all of which is expected to be collected in one year.

We have used and expect to continue to use cash reserves and bank borrowings to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and the customer’s delivery needs. We often receive down payments and progress payments on these product orders. To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $6.5 million for the first quarter of fiscal 2009 as compared to $4.8 million for the first quarter of fiscal 2008. We intend to continue to incur expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays at a rate of 4.0% of net sales. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 3.2% at August 2, 2008. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of August 2, 2008, there were no advances under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2009. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 4.8% on August 2, 2008. As of August 2, 2008, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivable, inventory and other assets of the subsidiary. Daktronics Shanghai, Ltd, has established a line of credit for $7.2 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to 3% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issue by us. The line expires on February 28, 2010.

On May 29, 2008, our Board declared an annual dividend payment of $0.09 per share on our common stock for the year ended April 26, 2008. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At August 2, 2008, we had approximately $32.3 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through August 2, 2008, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the first quarter of fiscal 2009 were approximately 14% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. In fiscal 2009, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in U.S dollars. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of August 2, 2008, our outstanding debt approximated $0.5 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of August 2, 2008. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of August 2, 2008, our outstanding long-term receivables were approximately $25.2 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the three quarters ended May 2, 2009 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)					There-
	2009	2010	2011	2012	2013	after
Assets:
Long-term receivables,
including current portion
Fixed-rate	$6,893	$4,424	$3,317	$3,201	$2,582	$4,797
Average interest rate	6.8%	8.0%	7.9%	7.8%	8.0%	7.8%
Liabilities:
Long- and short-term debt
Fixed-rate	$575	$28	$27	$-	$-	$-
Average interest rate	5.3%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$374	$248	$198	$158	$135	$20
Average interest rate	7.1%	8.9%	8.8%	8.8%	8.9%	8.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $2.9 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 2, 2008, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 2, 2008, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 2, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not Applicable

Item 1A. RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the year ended April 26, 2008. It describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

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

Date: August 27, 2008