Form 10-Q
period 2008-11-01
DAKTRONICS INC /SD/
filed 2008-11-26
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of November 24, 2008 was 40,647,716.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended November 1, 2008

TABLE OF CONTENTS

			Page

PART I. FINANCIAL INFORMATION>
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 1, 2008 AND APRIL 26, 2008	2
		CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS
		ENDED NOVEMBER 1, 2008 AND OCTOBER 27, 2007	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
		ENDED NOVEMBER 1, 2008 AND OCTOBER 27, 2007	5
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			25
ITEM 4. CONTROLS AND PROCEDURES			26

PART II.OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			26
ITEM 1A. RISK FACTORS			27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			28
ITEM 5. OTHER INFORMATION			28
ITEM 6. EXHIBITS			28

SIGNATURE			29

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 1,	April 26,
	2008	2008
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,688	$9,325
Restricted cash	1,375	457
Accounts receivable, less allowance for doubtful accounts	72,641	56,516
Inventories	57,998	50,525
Costs and estimated earnings in excess of billings	32,123	27,126
Current maturities of long-term receivables	8,722	7,435
Prepaid expenses and other	4,843	4,796
Deferred income taxes	9,457	9,517
Total current assets	194,847	165,697

Advertising rights, net	3,006	3,457
Long-term receivables, less current maturities	18,012	16,837
Investments in affiliates	3,679	2,998
Goodwill	4,532	4,722
Intangible and other assets	2,954	3,102
Deferred income taxes	394	143
	32,577	31,259

PROPERTY AND EQUIPMENT:
Land	2,757	3,190
Buildings	50,257	49,464
Machinery and equipment	48,522	44,743
Office furniture and equipment	51,446	45,482
Equipment held for rental	3,293	2,658
Demonstration equipment	8,341	7,516
Transportation equipment	5,806	6,106
	170,422	159,159
Less accumulated depreciation	70,950	61,636
	99,472	97,523
TOTAL ASSETS	$326,896	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	November 1,	April 26,
	2008	2008
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$36,228	$31,540
Accrued expenses and warranty obligations	32,830	26,100
Current maturities of long-term debt and marketing obligations	339	910
Billings in excess of costs and estimated earnings	18,043	24,560
Customer deposits	13,591	12,113
Deferred revenue	9,257	6,980
Income taxes payable	2,871	949
Total current liabilities	113,159	103,152

Long-term debt, less current maturities	34	55
Long-term marketing obligations, less current maturities	709	646
Long-term warranty obligations and other payables	4,857	3,766
Deferred income taxes	3,607	3,607
Total long-term liabilities	9,207	8,074
TOTAL LIABILITIES	122,366	111,226

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,529,513 and 40,316,000 shares
issued at November 1, 2008 and April 26, 2008, respectively	26,973	25,638
Additional paid-in capital	12,152	10,398
Retained earnings	166,200	147,912
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(786)	(686)
TOTAL SHAREHOLDERS' EQUITY	204,530	183,253
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$326,896	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007

Net sales	$169,697	$131,436	$330,926	$252,359
Cost of goods sold	121,486	92,236	237,367	176,280
Gross profit	48,211	39,200	93,559	76,079

Operating expenses:
Selling	15,526	15,162	31,890	30,006
General and administrative	7,554	6,434	15,236	12,436
Product design and development	5,286	5,266	11,833	10,022
	28,366	26,862	58,959	52,464
Operating income	19,845	12,338	34,600	23,615

Nonoperating income (expense):
Interest income	511	463	1,047	847
Interest expense	(57)	(324)	(164)	(750)
Other income (expense), net	(1,334)	(204)	(1,679)	(505)
Income before income taxes	18,965	12,273	33,804	23,207
Income tax expense	6,768	4,264	11,881	8,086
Net income	$12,197	$8,009	$21,923	$15,121

Weighted average shares outstanding:
Basic	40,478	39,818	40,440	39,732
Diluted	41,221	41,436	41,286	41,359

Earnings per share:
Basic	$0.30	$0.20	$0.54	$0.38
Diluted	$0.30	$0.19	$0.53	$0.37

Cash dividend paid per share	$-	$-	$0.09	$0.07

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 1,	October 27,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,923	$15,121
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,872	10,042
Amortization	157	154
Gain on sale of property and equipment	(977)	(4)
Stock-based compensation	1,594	1,156
Equity in (earnings) losses of affiliates	1,266	862
Provision for doubtful accounts	69	94
Deferred income taxes, net	(191)	(59)
Change in operating assets and liabilities	(20,021)	(1,378)
Net cash provided by operating activities	15,692	25,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,569)	(22,382)
Loans to equity investees	(500)	-
Cash consideration paid for equity method investments	-	(750)
Proceeds from sale of property and equipment	2,947	379
Net cash used in investing activities	(14,122)	(22,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	(546)	628
Proceeds from exercise of stock options and warrants	578	905
Excess tax benefits from stock-based compensation	159	267
Principal payments on long-term debt	-	(508)
Dividend paid	(3,635)	(2,770)
Net cash used in financing activities	(3,444)	(1,478)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	237	(220)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,637)	1,537

CASH AND CASH EQUIVALENTS:
Beginning	9,325	2,590
Ending	$7,688	$4,127

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$219	$974
Income taxes, net of refunds	8,346	6,776

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	869	249
Purchase of property and equipment included in accounts payable	261	447
Conversion of accounts receivable to equity interest in affiliate	1,947	-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at April 26, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 26, 2008, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing, Ltd; Daktronics Australia Pty Ltd; and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction contracts (“construction-type contracts”), estimated costs to be incurred for product warranties, excess and obsolete inventory, the reserve for doubtful accounts, stock-based compensation and income taxes. Changes in estimates are reflected in the periods in which they become known.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-

process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R). This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of November 1, 2008, we do not have any partially owned consolidated subsidiaries and, therefore, we do not expect an impact related to the adoption of this accounting standard.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP No. 142-3 on our consolidated financial statements.

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

In cases where we receive advertising rights as opposed to cash payments in exchange for the equipment, revenue is recognized as it becomes earned and the related costs of the equipment are amortized over the term of the advertising rights, which are owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred revenue.

The cost of advertising rights, net of amortization, was $3,006 as of November 1, 2008 and $3,457 as of April 26, 2008.

Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts is deferred and recognized ratably as net sales over the terms of the contracts, which vary up to 10 years.

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

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed. Net sales from services offerings which are not included in construction-type contracts approximated 5.4% and 4.9% of net sales for the six months ended November 1, 2008 and October 27, 2007, respectively.

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

There were no derivatives outstanding as of November 1, 2008.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended November 1, 2008 and October 27, 2007 follows:

	Net Income	Shares	Per Share Amount
For the three months ended November 1, 2008:
Basic earnings per share	$12,197	40,478	$0.30
Dilution associated with stock compensation plans	-	743	-
Diluted earnings per share	$12,197	41,221	$0.30

For the three months ended October 27, 2007:
Basic earnings per share	$8,009	39,818	$0.20
Dilution associated with stock compensation plans	-	1,618	(0.01)
Diluted earnings per share	$8,009	41,436	$0.19

For the six months ended November 1, 2008:
Basic earnings per share	$22,673	40,440	$0.54
Dilution associated with stock compensation plans	-	846	(0.01)
Diluted earnings per share	$22,673	41,286	$0.53

For the six months ended October 27, 2007:
Basic earnings per share	$15,121	39,732	$0.38
Dilution associated with stock compensation plans	-	1,627	(0.01)
Diluted earnings per share	$15,121	41,359	$0.37

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill was $4,532 at November 1, 2008 and $4,722 at April 26, 2008. We performed an impairment analysis of goodwill as of November 1, 2008. The result of this analysis indicated that no goodwill impairment existed as of that date.

As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements, various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of November 1, 2008 is $315 for each of fiscal years ending 2009 and 2010, $288 for fiscal 2011, $246 for fiscal 2012, $228 for fiscal 2013 and $780 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of November 1, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$476	$1,806
Non-compete agreements	348	176	172
Registered trademarks	401	-	401
Other	87	53	34
	$3,118	$705	$2,413

Note 6. Inventories

Inventories consist of the following:

	November 1,	April 26,
	2008	2008
Raw materials	$23,131	$23,221
Work-in-process	11,725	8,564
Finished goods	23,142	18,740
	$57,998	$50,525

Note 7. Segment Disclosure

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

Business unit reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Segment profit excludes interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures. In general, business units follow the same accounting policies as those described in Note 1. General and administrative costs are allocated based on levels of personnel, revenues or on a fixed basis to each business unit. Product development cost is allocated to all business units based on fixed allocations depending on the type of product development. Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres business units based on cost of sales. Beginning in fiscal year 2009, we changed our method of allocating various items, primarily general and administrative and product development expenses. Fiscal year 2008 segment results have been restated to conform to these changes.

Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007
Net Sales
Commercial	$47,794	$40,910	$96,184	$83,251
Live Events	78,403	48,072	141,491	95,376
Schools & Theatres	22,680	19,211	39,661	36,673
Transportation	8,727	10,319	18,299	18,098
International	12,093	12,924	35,291	18,961
Net Sales	169,697	131,436	330,926	252,359

Operating Income
Commercial	$4,741	$5,050	$9,059	$11,047
Live Events	17,136	3,699	25,990	7,529
Schools & Theatres	1,537	1,636	582	3,423
Transportation	(664)	1,153	(1,022)	1,436
International	(2,905)	800	(9)	180
Operating Income	19,845	12,338	34,600	23,615
Nonoperating income (expense):
Interest income	511	463	1,047	847
Interest expense	(57)	(324)	(164)	(750)
Other income (expense), net	(1,334)	(204)	(1,679)	(505)
Income before income taxes	18,965	12,273	33,804	23,207
Income tax expense	6,768	4,264	11,881	8,086
Net income	$12,197	$8,009	$21,923	$15,121

Depreciation
Commercial	$2,065	$1,693	$4,016	$3,071
Live Events	2,215	2,124	4,395	3,941
Schools & Theatres	1,155	922	2,313	1,728
Transportation	444	512	938	950
International	187	361	367	506
	$6,066	$5,612	$12,029	$10,196

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
November 1, 2008	$151,092	$18,605	$169,697
October 27, 2007	114,670	16,766	131,436

Net sales for six months ended:
November 1, 2008	$285,922	$45,004	$330,926
October 27, 2007	226,508	25,851	252,359

Long-lived assets at:
November 1, 2008	$97,395	$2,077	$99,472
April 26, 2008	95,463	2,060	97,523

Note 8. Share-Based Compensation

Stock incentive plans: During fiscal year 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the 2007 Plan, the 2001 Plans and the 1993 Plans (the “Plans”) generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under the Plans have a seven-year life, an exercise price equal to the fair market value on the date of grant and a three-year vesting period. The restricted stock granted to the Board of Directors under the 2007 Plan vests in one year, provided that they remain on the board. As with stock options, restricted stock cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000 shares.

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007
Cost of sales	$83	$35	$201	$99
Selling	244	281	535	591
General and administrative	306	138	579	261
Product development and design	124	94	279	205
Decrease in net income before taxes	$757	$548	$1,594	$1,156
Effect on basic and diluted earnings per share	$0.01	$0.01	$0.04	$0.02

As of November 1, 2008, there was $6,469 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 9. Comprehensive Income

We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net gains and losses on derivative instruments, as applicable. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

A summary of comprehensive income that we recorded in accordance with SFAS No. 130 is as follows:

	Six Months Ended
	November 1,	October 27,
	2008	2007
Net income	$21,923	$15,121
Net foreign currency translation adjustment	(100)	(45)
Net gain on derivatives	-	85
Total comprehensive income	$21,823	$15,161

Note 10. Commitments and Contingencies

Securities Litigation: Our company and two of our executive officers are named as defendants in two complaints filed by two investors in the U.S. District Court for the District of South Dakota in November 2008. The complaints purport to be brought on behalf of a class of all persons (except defendants and other officers and directors of the company) who purchased our stock in the open market between November 15, 2006 and April 5, 2007 (the “class period”).  The complaints allege that the defendants materially misled the investing public in our press releases, SEC filings and conference calls, thereby inflating the price of our common stock, by issuing false and misleading statements and omitting to disclose material facts necessary to make our statements not false and misleading.  The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints seek compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints, and we intend to contest these lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow.

Other Litigation: We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

Guarantees: In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee liability in the amount of $200 under the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in the accompanying financial statements.

In connection with our investment in Outcast Media International, Inc. (“Outcast”), formerly FuelCast Media International, LLC, we have guaranteed outstanding debt of Outcast of approximately $3.6 million. This debt matures at various times through calendar year 2012, at which time our guarantee will expire subject to the debt being repaid by Outcast. We would be obligated to perform under the terms of the guarantee should Outcast default under the leases, generally limited to 50% of the amounts outstanding and we would have recourse back to Outcast under a reimbursement agreement. The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of Outcast.  The amounts accrued relating to the guarantee liability under the provisions of FIN No. 45 are insignificant.

Warranties: We offer a standard parts coverage warranty for periods varying from one to five years for all of our products. We also offer additional types of warranties that include on-site labor, routine maintenance and event support. In addition, the length of warranty on some installations can vary from one to 10 years. The specific terms and conditions of these warranties vary primarily depending on the type of the product sold. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product order is received. Factors that affect our warranty liability include historical and anticipated claims costs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

For the six months ended November, 1, 2008, due to the general performance of a limited number of projects completed by the company in the past, we changed our estimate for warranty obligations.  The result of this change in estimate resulted in an increase in our long- and short-term warranty obligations as compared to the amount as of April 30, 2008, of approximately $5.2 million, ($3.3 million, net of tax benefits) for the six months ended November 1, 2008.  We believe this additional reserve adequately covers known performance on these limited projects and we will continue to monitor these estimates.

Changes in our product warranties for the six months ended November 1, 2008 consisted of the following:

Amount
Beginning accrued warranty costs	$13,754
Warranties issued during the period	3,480
Settlements made during the period	(4,550)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	5,197
Ending accrued warranty costs	$17,881

Leases: We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $769 and $1,375 for the six months ended November 1, 2008 and October 27, 2007, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at November 1, 2008:

Fiscal years ending	Amount
2009	$1,248
2010	2,007
2011	1,764
2012	965
2013	525
Thereafter	355
Total	$6,864

Purchase commitments: From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of November 1, 2008, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2009	$168
2010	218
2011	70
2012	70
2013	13
Total	$539

In fiscal 2007, we committed to purchase a building in Brookings, South Dakota, on or before September 30, 2008, which was subsequently extended to May 3, 2009, for approximately $3,000.  The building would be used for both manufacturing and office expansion and is located adjacent to our existing facilities. We do not expect to require use of the building in fiscal year 2010 and are evaluating alternatives for the building.

Note 11. Income Taxes

As of November 1, 2008, we had approximately $900 of unrecognized tax benefits, which would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years, fiscal years 2006, 2007 and 2008 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2003.  We operate under a tax holiday in China that will expire in fiscal year 2012. We are unable to predict how the expiration of the tax holiday will impact us in the future.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets measured at fair value on a recurring basis of $614 as of November 1, 2008 consisted of money market funds. We used level 1 inputs to determine the fair value of our financial assets.

Note 13. Exit or Disposal Costs

During the second quarter of fiscal 2009, we made the determination and essentially completed the closing of our Canadian manufacturing facilities. This plant focused primarily on the manufacture of our portable Vanguard displays for roadside traffic management. We have also discontinued these products. We recorded in the second quarter of fiscal 2009 the costs associated with this closure of approximately $1.1 million, on a pre-tax basis. This included approximately $0.7 million related to inventory reserves, approximately $0.2 in severance costs and approximately $0.1 million in lease termination costs, all of which has been included in cost of goods sold within our Transportation business unit. We expect to save costs in the future as a result of this closure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 26, 2008 in the section entitled “Item 1A. Risk Factors”

The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world. We focus our sales and marketing efforts on business units, geographical regions and products. The primary business units consist of Live Events, Commercial, Schools and Theatres, International and Transportation.

Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of holidays, which primarily affect our third quarter. Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins. Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of November 1, 2008 and April 26, 2008, we had an allowance for doubtful accounts balance of approximately $1.8 million and $1.7 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of November 1, 2008 and April 26, 2008, we had approximately $17.9 million and $12.4 million reserved for these costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of November 1, 2008 and April 26, 2008, we had $9.2 million and $7.0 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options. Our decision to use implied volatility was based on the availability of actively traded options for our common stock and our assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6%	70.2%	71.7%	69.9%
Gross profit	28.4%	29.8%	28.3%	30.1%
Operating expenses	16.7%	20.4%	17.9%	20.7%
Operating income	11.7%	9.4%	10.4%	9.4%
Interest income	0.3%	0.3%	0.3%	0.3%
Income expense	0.00%	-0.2%	0.00%	-0.3%
Other income (expense), net	-0.80%	-0.2%	-0.50%	-0.2%
Income before income taxes	11.2%	9.3%	10.2%	9.2%
Income tax expense	4.0%	3.2%	3.6%	3.2%
Net income	7.2%	6.1%	6.6%	6.0%

NET SALES

Net sales increased 31.1% to $330.9 million for the six months ended November 1, 2008 as compared to $252.4 million for the same period of fiscal 2008. Net sales increased 29.1% to $169.7 million for the three months ended November 1, 2008 as compared to $131.4 million for the same period of fiscal 2008. The first three and six months of fiscal 2009 had one more week than the first three and six months of fiscal 2008.

Commercial Business Unit. Net sales in the Commercial business unit grew during the second quarter and first six months of fiscal year 2009 as compared to the same periods of fiscal year 2008. For the first six months of fiscal year 2009, net sales increased 15.5%, and for the quarter, increased 16.8% as compared to the same periods of last fiscal year. The largest growth in terms of dollars and as a percentage is in our outdoor advertising niche, which increased by more than 34%, followed by an increase in sales to national accounts, primarily in our Galaxy® product line. These increases were offset by a decline of approximately 7% in sales in our reseller niche, which involved a decline in large custom projects. The increase in the outdoor advertising niche was the result of the expanding market for digital billboards, primarily to a limited number of large customers. The decline in sales within our reseller niche was due to the inherent volatility in the timing of large contracts. In addition, the rate of growth of sales of Galaxy products within the reseller niche was lower than expected, which we believe was primarily the result of economic conditions, resulting in customers postponing purchasing electronic displays for retail establishments.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in the outdoor advertising niche was decreasing their spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009. We are one of two vendors for this company. This followed a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009. It is our belief that the current economic conditions and limited credit availability has resulted in a significant decline in this portion of our business. As a result, we expect to see revenues decline significantly in the and fourth quarter in our outdoor advertising business as compared to the first half of fiscal 2009 and the last half of fiscal year 2008. We believe that once economic conditions improve and credit becomes more available, our sales will start to recover. These conditions seem to be impacting most if not all outdoor advertising companies, and the actual outlook is very difficult to estimate at this time.

Subject to the foregoing, our Commercial business unit generally benefits from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales in the past has been the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. We believe that the outdoor advertising business has a number of constraints, primarily economic and regulatory. We expect that the Commercial business unit will experience declining sales and orders over the rest of fiscal 2009 and into the first half of fiscal 2010. The outlook thereafter is generally uncertain and depends on the economy and credit.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales because the deployment of displays slows in the winter months in the colder climate regions of the U.S. Generally speaking, seasonality is not a material factor in the rest of the Commercial business. Our estimates for sales and orders in the Commercial business unit could vary significantly depending on our success in retaining the business of the major billboard companies as well as on their rate of deployment and our ability to capture business in our national account niche if it were to develop materially. Our growth in the Commercial business unit also depends on the state of the economy, which has negatively impacted net sales and is expected to continue to impact it until the economy improves.

Order bookings in the Commercial business unit were up approximately 4% in the first six months of fiscal 2009 as compared to the same period of fiscal 2008. For the second quarter of fiscal 2009, orders declined in this unit by approximately 17% as compared to the second quarter of fiscal 2008. The major factor in the decline was the decline in orders in the outdoor advertising niche.

Live Events Business Unit. Net sales in the Live Events business unit increased by approximately 63% in the second quarter of fiscal 2009 as compared to the same quarter of fiscal 2008. This increase is primarily the result of the impact of large contracts booked in fiscal 2008 and increased orders booked during the first half of fiscal 2009. Orders increased approximately 104% in the second quarter of fiscal 2009 as compared to the same period one year ago. The increase in orders in the Live Events business unit reflects only $13 million of the total expected contract value of over $45 million related to the award of the New Meadowlands Stadium in New Jersey. An additional $27 million related to this contract was booked early in the third quarter of fiscal 2009. We have also been awarded two other large contracts for major league baseball facilities that are pending final contract execution, which should exceed $16 million in total and are expected to be booked in the third quarter of fiscal 2009. Finally, we were awarded and executed a contract for more than $9.5 million for a National Football League facility during the second quarter.

As we began fiscal year 2009, we had expected to see significant order growth in the Live Events business unit as a result of the number of large projects in our pipeline and taking into account our market share. Through the year, we seem to have executed well to achieve our share of these projects which, along with a growth in the smaller projects have allowed us to achieve higher than expected sales growth and has partially offset the decline in Commercial business unit sales. At this point, it is too early to forecast growth estimates for fiscal year 2010; however, we realize that given the unusually large new construction projects awarded over the past twelve months, achieving a significant growth rate in our Live Events unit may be difficult. However, over the long-term we expect to see growth.

Our expectations regarding growth over the long-term in the large sports venues is due to a number of factors, including the expanding market, with facilities spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of field sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business. Net sales in our sports marketing and mobile and modular portion of this business unit were less than 5% of total sales and thus were not significant in the first half of fiscal year 2009 and the first half of fiscal 2008.

As described above, an important factor in orders and sales for the remainder of fiscal 2009 will be our success in winning a limited number of large contracts expected to be awarded in the large sports venue niche primarily in the third quarter. These transactions, exceeding $5 million each, could have a significant impact on both orders and sales.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit increased by approximately 18% in the second quarter of fiscal 2009 as compared to the same quarter in fiscal 2008. Year to date sales are up over 9%. The main driver for the increase in sales in the second quarter of fiscal 2009 was the result of the larger backlog going into the quarter resulting from the delays in manufacturing experienced in the first quarter of fiscal year 2009. Orders for the business unit are relatively flat year-to–date, which we attribute to the adverse impact of these delays, although part of the slower rate of growth could be due to economic conditions. We still expect to see modest growth in orders and sales for the business unit for fiscal year 2009.

Transportation Business Unit. Net sales in the Transportation business unit decreased approximately 15% in the second quarter of fiscal 2009 as compared to the same period in fiscal 2008, and year-to-date are up approximately 1%. Orders for the first half of fiscal 2009 are up approximately 18% over the same period in fiscal 2008. We believe that the increase in orders for this business unit is due to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to our gaining market share. For fiscal 2009 as a whole, we expect that sales will grow in excess of 15% as compared to fiscal 2008. The lower level of sales growth as compared to orders is the result of timing as driven by our customers.

International Business Unit. Net sales in the International business unit in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 were down approximately 6% and on a year-to-date basis are up approximately 86%. Orders were down approximately 1% for the first half of fiscal 2009 as compared to fiscal 2008. Orders have not lived up to expectations year-to-date, but we remain optimistic that we can achieve sales growth of more that 20% for fiscal 2009 as compared to fiscal 2008. The increase in net sales on a year-to-date basis was attributable to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to sales in the first quarter of fiscal 2009. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically. We continue to see success with our efforts in Asia and, as a result of our expanding line of products and the relationships we have developed with large repeat customers, we expect that European sales will also increase over the long-term.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 2% and 1% of net sales for the first six months of fiscal 2009 and 2008, respectively. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog. The order backlog as of November 1, 2008 was approximately $134 million as compared to $119 million as of October 27, 2007 and $173 million at the beginning of the second quarter of fiscal 2009. Historically, our backlog varies due to the timing of large orders. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above. Backlog at the end of the second quarter of fiscal 2009 does not include three contracts, consisting of one for $27 million that was executed early in the third quarter and two others totaling more than $16 million that have been awarded and are expected to be executed prior to the end of the fiscal 2008 third quarter.

GROSS PROFIT

Gross profit increased 23.0% to $48.2 million for the second quarter of fiscal 2009 as compared to $39.2 million for the second quarter of fiscal 2008. For the six months ended November 1, 2008, gross profit increased 23.0% to $93.6 million compared to $76.1 for the six months ended October 27, 2007. As a percent of net sales, gross profit was 28.4% and 28.3% for the three and six months ended November 1, 2008 as compared to 29.8% and 30.1% for the three and six months ended October 27, 2007.

The decline in gross profit percentage is the result of higher costs of manufacturing infrastructure, warranty costs, inventory write-downs, the reorganization of our field services infrastructure and lower product margins in all business units other than Live Events. These increases have been partially offset by a gain of approximately $1 million on the sale of a building in Tampa, Florida in the first quarter of fiscal 2009. Increasing warranty costs have caused gross profit percentages to decline by more than 1 percentage point on a year-to-date basis. This decline is due to issues with new product designs and other factors. We are and have been over the past year investing significant resources into standardizing our display product line, which we believe contained too much custom design, increasing our risk of warranty costs. In addition, we have and will continue to invest in more sophisticated product reliability test equipment and personnel and to implement more sophisticated quality processes in manufacturing to reduce the level of warranty exposure. We believe that we have made progress in gaining control over our warranty costs but cannot be certain that new issues will not arise. Increased inventory write-downs are resulting from write-downs in Canada related to the plant closure, and write-off of excess inventory bought for projects that had been retained for other projects for which we no longer wanted to hold. We also incurred costs to close down our manufacturing operation in Canada, as described below. The reorganization of our field services department adversely impacted gross profit percentages by approximately 0.5 points as described in previous filings. Finally, the higher costs of manufacturing infrastructure, which approximated a 0.5 point decline in gross profit percent, resulted from a greater proportion of indirect labor. This includes additional personnel in quality, manufacturing engineering and inventory management. These factors, excluding warranty costs, impacted all business units.

Gross profit in our Commercial business unit declined from approximately 32% in the second quarter of fiscal 2008 to approximately 28% in the same period of fiscal 2009 as a result of a decline in margin in all major niches. The decline resulted from lower margins in our small order business, primarily Galaxy® displays, which is being impacted by the economic conditions, increased competition in the outdoor advertising niche and the factors described above.

Gross profit in our Schools and Theatres business unit declined from approximately 34% in the second quarter of fiscal 2008 to approximately 29% in the second quarter of fiscal 2009. This decline resulted from greater variances in manufacturing, the reclassification of our field services infrastructure to cost of goods sold and lower overall margins on standard products.

Gross profit in our Live Events business unit increased to approximately 33% in the second quarter of fiscal 2009 as compared to approximately 27% in the second quarter of fiscal 2008. The increase was primarily the result of higher margins on product sales and better than expected utilization of the plant due to the high volume of sales.

Gross profit in the International business unit decreased to approximately 6.5% in the second quarter of fiscal 2009 as compared to approximately 24% in the same period one year ago. The decrease was the result of higher warranty costs during the quarter.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase. We currently believe that we can increase gross profit margins in the second half of fiscal year 2009 as compared to the first half of fiscal year 2009 as a result of lower warranty costs as a percent of sales, better margins on orders in our backlog or to be booked and manufacturing efficiencies. These benefits will, however, be offset by an underutilization of our capacity due to a lower level of sales.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by approximately 5.6% from $26.9 million in the second quarter of fiscal 2008 to $28.4 million in the second quarter of fiscal 2009. As a percent of net sales, operating expenses decreased from 20.4% of net sales in the second quarter of fiscal 2008 to 16.7% of net sales for the second quarter of fiscal 2009. Operating expenses increased 12.4% from $52.5 million for the six months October 27, 2007 to $59.0 for the six months ended November 1, 2008. All areas of operating expenses were impacted on a year-to-date basis in fiscal 2009 as a result of the first quarter of fiscal 2009 including 14 weeks as opposed to the more common 13 weeks. The first quarter of fiscal 2008 and the second quarter of fiscal 2008 and fiscal 2009 contained 13 weeks.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses increased 2.4% to $15.5 million for the three months ended November 1, 2008 as compared to $15.2 million for the second quarter of fiscal 2008.  Selling expenses increased 6.3% to $31.9 million for the six months ended November 1, 2008 from $30.0 million for the same period in fiscal year 2008.  Selling expenses decreased to 9.1% of net sales for the second quarter of fiscal 2009 from 11.5% of net sales for the second quarter of fiscal 2008.

As described in previous filings, we reorganized our field services organization and, as a result, approximately $0.8 million of expenses incurred in the second quarter of fiscal 2009 that would have previously been in selling expense were classified in cost of goods sold.  Had this change not been made, selling expense as a percentage of sales would have still declined.  Selling expenses for the second quarter of fiscal 2009 were higher than selling expenses in the second quarter of fiscal 2008 as a result of an increase in personnel costs, which increased over $0.5 million, including payroll taxes and benefits and marketing and sales literature, which increased by approximately $0.2 million and credit card fees.  These increases were offset by decreases in various costs, including communications, travel and entertainment.  The increase in personnel, payroll taxes and benefits was across all business units.  The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made in growing areas, such as our services business and commercial sales.

We expect to continue to invest in organic growth, and therefore the dollar amount of selling expenses will increase in fiscal 2009 as compared to fiscal 2008. However, as a percentage of net sales, we believe that selling expenses should decrease. We typically evaluate selling expenses as a percentage of orders rather than sales.  Throughout the rest of fiscal 2009, we anticipate selling costs to be flat to declining from the current level.  This estimate is subject to containing costs, such as bad debt expense, and achieving desired levels in employee attrition during the third quarter.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses increased 17.4% to $7.6 million for the second quarter of fiscal 2009 as compared to $6.4 million for the second quarter of fiscal 2008. General and administrative expenses increased 22.5% to $15.2 million for the six months ended November 1, 2008 as compared to $12.4 million for the six months ended October 27, 2007.

General and administrative expenses decreased to 4.5% as a percent of net sales for the second quarter of fiscal 2009 from 4.9% of net sales for the second quarter of fiscal 2008. For the six months ended November 1, 2008, general and administrative expenses decreased to 4.6% of net sales as compared to 4.9% of net sales for the six months ended October 27, 2007.

General and administrative expenses increased in the second quarter of fiscal year 2009 over the same period in fiscal year 2008 due to increases in personnel and related payroll and benefits, which comprised approximately $0.7 million of the increase; software and hardware costs, which comprised approximately $0.4 of the increase; higher professional and consulting fees, which comprised approximately $0.3 million of the increase; and various other items such as amortization, depreciation, and facilities costs. These increases were offset by reductions in bank fees, training and tuition, recruiting costs, corporate insurance and other items. We expect that for the rest of fiscal 2009, general and administrative expenses should remain flat sequentially although this is subject to the level of employee attrition and other costs such as professional fees remain stable.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 0.4% to $5.3 million for the second quarter of fiscal 2009 as compared to $5.3 million for the second quarter of fiscal 2008. Product design and development expenses increased 18.1% to $11.8 million for the six months ended November 1, 2008 as compared to $10.0 million for the six months ended October 27, 2007.

Product design and development expenses decreased to 3.1% as a percent of net sales for the second quarter of fiscal 2009 from 4.0% of net sales for the second quarter of fiscal 2008. For the six months ended November 1, 2008, product design and development expenses decreased to 3.6% of net sales as compared to 4.0% of net sales for the six months ended October 27, 2007.

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

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment:

	Three Months Ended
	November 1,	October 27,
	2008	2008
Operating Income (Loss)
Commercial	$4,741	$5,050
Live Events	17,136	3,699
Schools & Theatres	1,537	1,636
Transportation	(664)	1,153
International	(2,905)	800
Segment Operating Income	$19,845	$12,338

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

Within the Commercial business unit, operating income decreased as a result of the decline in gross profit as described above and the increase in selling expense, general and administrative allocations and product development allocations.

Operating income increased in the Live Events business unit as a result of an increase in sales and improvement in gross margin percents, which were partially offset by an increase in selling expense, product development allocations and general and administrative allocations.

The operating income in the Schools and Theatres business unit decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as a result of lower sales and gross profit percents as described above.

Within the Transportation business unit, operating income decreased as a result of a growth in sales being offset by a decline in gross profit percentage.

Operating income decreased in the International business unit as a result of increase warranty costs.

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

Interest income increased 10.4% to $0.51 million for the second quarter of fiscal 2009 compared to $0.46 million for the second quarter of fiscal 2008. For the six months ended November 1, 2008, interest income increased 23.6% to $1.0 million from $0.8 million for the six months ended October 27, 2007. The increase was the result of higher levels of temporary cash investments and higher levels of interest-bearing long-term receivables. We expect that the amount of interest income will increase in fiscal 2009 over fiscal 2008 due to higher levels of these items.

Interest expense decreased to $0.1 million for the second quarter of fiscal 2009 as compared to $0.3 million for the second quarter of fiscal 2008. For the six months ended November 1, 2008, interest expense decreased 78.1% to $0.2 million from $0.8 million for the six months ended October 27, 2007. The decrease is due to lower average borrowings outstanding during the first quarter of fiscal 2009. Due to the reduction in debt during the third quarter of fiscal 2008, we expect that interest expense will decline in fiscal 2009 as compared to fiscal 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased for the first six months of fiscal 2009 to a loss of $1.7 million as compared to a loss of $0.5 million for the same period one year ago. For the second quarter of fiscal year 2009, it decreased to a loss of $1.3 million as compared to a loss of $0.2 million for the second quarter of fiscal year 2008. The amount of other income (expense) results from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses. As a result of the loss in value of the U.S. Dollar, we experienced higher levels of currency losses on U.S. Dollar advances to foreign subsidiaries. We also continue to have losses resulting from our equity investment in OutCast Media International, Inc., formerly known as FuelCast Media Networks. We expect that other income (expense) will decline for fiscal 2009 as compared to fiscal 2008 primarily due to the inclusion of a large gain in the third quarter of fiscal 2008 related to the sale of an investment in an affiliate and that will be partially offset by a decreased ownership position in OutCast that occurred during the second quarter of fiscal 2009.

INCOME TAX EXPENSE

Income taxes were approximately $6.8 million in the second quarter of fiscal 2009 and $4.3 million for the second quarter of fiscal 2008. For the first six months of fiscal year 2009, income taxes increased to $11.9 million as compared to $8.1 million for the first six months of fiscal year 2008. The effective tax rate for the six months ended November 1, 2008 was 35.1% as compared to 34.8% for the first six months of fiscal year 2008. We expect that the effective tax rate for fiscal 2009 will approximate 36% but could vary depending on the mix of income in foreign jurisdictions. During the second quarter of fiscal 2009, Congress passed and the President signed into law a bill that reinstated the research and development tax credit, which had expired as of December 31, 2007. The reinstatement caused a decline in our domestic effective tax rate of more than 2%. On a quarterly basis, our effective rate is impacted by the mix of business in each foreign jurisdiction.

CLOSING OF MANUFACTURING OPERATIONS IN CANADA

During the second quarter of fiscal 2009, we decided to cease sales and manufacturing of our portable display trailer for the Transportation business unit.  The closing of the manufacturing operation in Montreal, Quebec, where these displays were made, adversely impacted cost of goods sold in the second quarter of fiscal year 2009.  Costs incurred, included severance costs, were approximately $0.2 million, and lease termination, inventory disposition and equipment disposition costs and other costs were approximately $0.9 million.  There will be an insignificant amount of additional losses that will occur in the third quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $81.7 million at November 1, 2008 and $62.5 million at April 26, 2008. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first six months of fiscal 2009 was $15.7 million. Net income of $21.9 million plus depreciation and amortization of $12.0 million, the add-back of equity in net losses of equity investments, and stock-based compensation, less $20.0 million in changes in net operating assets, and gain on sale of property and equipment, generated the cash provided by operations.

The most significant drivers of the change in net operating assets for the first six months of fiscal 2009 were the increases in accounts receivable and inventories as of November 1, 2008 as compared to their levels at April 26, 2008. These increases were partially offset by increases in customer deposits, accounts payable and various other items. The increase in accounts receivables was the result of higher billings during the second quarter of fiscal 2009 resulting from the higher level of net sales and an increase in days sales outstanding of approximately four days. When determining days sales outstanding, costs and estimated earnings in excess of profits, which is our key indicator, it increased by five days as of November 1, 2008 as compared to April 26, 2008. Days inventory outstanding was relatively flat as compared to the end of fiscal year 2008. The increase in accounts payable corresponds to the increase in inventory. Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders as described above that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods.

Cash used by investing activities of $14.1 million for the first six months of fiscal 2009 included $16.6 million for purchases of property and equipment, which was offset by $2.9 million of proceeds from the sale of property and equipment. During the first six months of fiscal 2009, we invested approximately $4.6 million in manufacturing equipment, $1.3 million in product demonstration equipment, $6.3 million in information systems infrastructure, including software, $2.2 million in facilities, $1.7 million in rental equipment and $0.3 million in office equipment and various other items. These investments were made to support our continued growth and to replace obsolete equipment. As of the end of the second quarter of fiscal 2009, capital expenditures were 5.0% of net sales.

Cash used by financing activities of $3.4 million for the first six months of fiscal 2009 consisted of the dividend paid to shareholders of $3.6 million on June 24, 2008, which was offset by option exercises and excess tax benefits from equity-based compensation.

Included in receivables as of November 1, 2008 was approximately $3.0 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.3 million for each of the second quarter of fiscal 2009 and for the second quarter of fiscal 2008. We intend to continue to incur expenditures to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays at a rate of 4.0% of net sales. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 3.2% at November 1, 2008. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of November 1, 2008, there were no advances under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2009. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 4.8% on November 1, 2008. As of November 1, 2008, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivable, inventory and other assets of the subsidiary. Daktronics Shanghai, Ltd., has established a line of credit for $7.2 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to 3% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issue by us. The line expires on February 28, 2010.

On May 29, 2008, our Board declared an annual dividend payment of $0.09 per share on our common stock for the fiscal year ended April 26, 2008. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At November 1, 2008, we had approximately $25.5 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through November 1, 2008, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes has not been significant. Net sales originating outside the United States for the second quarter of fiscal 2009 were approximately 11.0% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in U.S dollars. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of November 1, 2008, our outstanding debt approximated $1.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of November 1, 2008. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of November 1, 2008, our outstanding long-term receivables were approximately $26.7 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the two quarters ended May 2, 2009 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)
	2009	2010	2011	2012	2013	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$5,568	$5,020	$3,455	$3,248	$2,894	$6,549
Average interest rate	6.4%	7.2%	8.2%	8.0%	8.0%	8.4%
Liabilities:
Long- and short-term debt
Fixed-rate	$12	$23	$22	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$117	$242	$228	$189	$135	$114
Average interest rate	8.9%	9.0%	8.9%	8.8%	8.9%	8.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $5.9 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of November 1, 2008, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 1, 2008, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended November 1, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

Our company and two of our executive officers are named as defendants in two complaints filed by two investors in the U.S. District Court for the District of South Dakota in November 2008. The complaints purport to be brought on behalf of a class of all persons (except defendants and other officers and directors of the company) who purchased our stock in the open market between November 15, 2006 and April 5, 2007 (the “class period”).  The complaints allege that the defendants materially misled the investing public in our press releases, SEC filings and conference calls, thereby inflating the price of our common stock, by issuing false and misleading statements and omitting to disclose material facts necessary to make our statements not false and misleading.  The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934,

as amended. The complaints seek compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints, and we intend to contest these lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow.

Item 1A. RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended April 26, 2008. It describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

The following updates the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2008.

Unfavorable results of legal proceedings could have a material adverse effect on us. As described above, our company has been named as a defendant in two complaints filed by investors in November 2008 in the U.S. District Court for the District of South Dakota. The complaints purport to be brought on behalf of the classes described in the complaints; allege that the defendants, including the company, materially misled the investing public as described in the complaints; and allege claims under the Exchange Act. Related additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of the merit of any litigation, it may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and resources, which may have a material adverse effect on our business, financial conditions and results of operations, including our cash flow. Should we fail to prevail in these matters, or should any of these matters be resolved against us, we may be faced with significant monetary damages, which also could materially adversely affect our business, financial condition and results of operations, including our cash flow.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future. Our financial position, results of operations and cash flow could be materially adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and fears of a possible recession. The impact, if any, that these factors might have on us and our business is uncertain and cannot be estimated at this time.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 26, 2008 discusses some of the principal risks inherent in our business. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Although we believe we have sufficient liquidity under our credit agreement with a bank to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

•

Economic conditions could result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased sales and earnings for us.

We do not know if market conditions or the state of the overall economy will improve in the near future or when improvement will occur.

Item 2.	unregistered sales of equity Securities and Use of Proceeds

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	Submission of matters to a vote of security holders

(a)	Our annual meeting of shareholders was held on August 16, 2008 (the “Annual Meeting”).

(b)        At the Annual Meeting, Dr. Aelred J. Kurtenbach, Robert G. Dutcher and Nancy D. Frame were re-elected to our Board of Directors. The terms of the following Directors continued after the Annual Meeting: James B. Morgan, John L. Mulligan, Duane E. Sander, Ph.D., Byron J. Anderson, Frank J. Kurtenbach and James A. Vellenga.

(c)	At the Annual Meeting, the following proposals were adopted by the votes indicated:

Election of the following three nominees as Directors of the Company, until their successors are duly elected and qualified:

	Number of Shares Voted
	For	Withheld
Dr. Aelred J. Kurtenbach	33,045,431	1,117,857
Robert G. Dutcher	32,815,447	1,347,842
Nancy D. Frame	33,530,200	633,088

Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for fiscal year 2009:

Number of Shares Voted
For	Against	Abstain
32,508,865	37,157	103,939

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

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

Date: November 26, 2008