Form 10-Q
period 2009-01-31
DAKTRONICS INC /SD/
filed 2009-02-27
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From to .

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

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [ ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of February 26, 2009 was 40,655,416.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended January 31, 2009

TABLE OF CONTENTS

			Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 AND APRIL 26, 2008	2
		CONSOLIDATED STATEMENTS OF INCOME FOR THREE AND NINE MONTHS
		ENDED JANUARY 31, 2009 AND JANUARY 26, 2008	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
		ENDED JANUARY 31, 2009 AND JANUARY 26, 2008	5
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			25
ITEM 4. CONTROLS AND PROCEDURES			26

PART II.OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			26
ITEM 1A. RISK FACTORS			27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			28
ITEM 5. OTHER INFORMATION			28
ITEM 6. EXHIBITS			28

SIGNATURE			29

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,	April 26,
	2009	2008
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,190	$9,325
Restricted cash	827	457
Accounts receivable, less allowance for doubtful accounts	62,520	56,516
Inventories	56,724	50,525
Costs and estimated earnings in excess of billings	26,385	27,126
Current maturities of long-term receivables	8,050	7,435
Prepaid expenses and other	5,662	4,796
Deferred income taxes	9,620	9,517
Property and equipment available for sale	2,096	-
Income taxes receivable	397	-
Total current assets	189,471	165,697

Advertising rights, net	2,623	3,457
Long-term receivables, less current maturities	16,862	16,837
Investments in affiliates	3,246	2,998
Goodwill	4,532	4,722
Intangible and other assets	2,881	3,102
Deferred income taxes	395	143
	30,539	31,259

PROPERTY AND EQUIPMENT:
Land	1,204	3,190
Buildings	50,605	49,464
Machinery and equipment	49,244	44,743
Office furniture and equipment	51,800	45,482
Equipment held for rental	3,324	2,658
Demonstration equipment	7,988	7,516
Transportation equipment	5,486	6,106
	169,651	159,159
Less accumulated depreciation	75,808	61,636
	93,843	97,523
TOTAL ASSETS	$313,853	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	January 31,	April 26,
	2009	2008
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,817	$31,540
Accrued expenses and warranty obligations	31,345	26,100
Current maturities of long-term debt and marketing obligations	399	910
Billings in excess of costs and estimated earnings	10,375	24,560
Customer deposits	11,666	12,113
Deferred revenue	9,847	6,980
Income taxes payable	241	949
Total current liabilities	93,690	103,152

Long-term debt, less current maturities	34	55
Long-term marketing obligations, less current maturities	773	646
Long-term warranty obligations and other payables	5,272	3,766
Deferred income taxes	3,607	3,607
Total long-term liabilities	9,686	8,074
TOTAL LIABILITIES	103,376	111,226

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,675,782 and 40,316,000 shares
issued at January 31, 2009 and April 26, 2008, respectively	27,868	25,638
Additional paid-in capital	13,129	10,398
Retained earnings	170,362	147,912
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(873)	(686)
TOTAL SHAREHOLDERS' EQUITY	210,477	183,253
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$313,853	$294,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Net sales	$129,182	$118,201	$460,108	$370,560
Cost of goods sold	95,043	83,019	332,411	259,299
Gross profit	34,139	35,182	127,697	111,261

Operating expenses:
Selling	15,513	16,379	47,403	46,385
General and administrative	6,576	6,868	21,812	19,304
Product design and development	5,149	4,943	16,981	14,965
	27,238	28,190	86,196	80,654
Operating income	6,901	6,992	41,501	30,607

Nonoperating income (expense):
Interest income	516	448	1,563	1,295
Interest expense	(32)	(515)	(196)	(1,265)
Other income (expense), net	(699)	2,015	(2,378)	1,510
Income before income taxes	6,686	8,940	40,490	32,147
Income tax expense	2,524	3,557	14,405	11,643
Net income	$4,162	$5,383	$26,085	$20,504

Weighted average shares outstanding:
Basic	40,629	39,936	40,500	39,832
Diluted	40,953	41,266	41,178	41,380

Earnings per share:
Basic	$0.10	$0.13	$0.64	$0.51
Diluted	$0.10	$0.13	$0.63	$0.50

Cash dividend paid per share	$-	$-	$0.09	$0.07

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	January 31,	January 26,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,085	$20,504
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	18,026	15,389
Amortization	236	236
Gain on sale of property and equipment	(977)	(11)
Gain on sale of equity investments	-	(2,878)
Stock-based compensation	2,367	1,939
Equity in losses of affiliates	1,698	1,604
Provision for doubtful accounts	71	363
Deferred income taxes, net	(356)	(176)
Change in operating assets and liabilities	(19,520)	(1,535)
Net cash provided by operating activities	27,630	35,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,306)	(28,372)
Loans to equity investees	(499)	-
Cash consideration paid for equity method investments	-	(750)
Proceeds from sale of property and equipment	3,017	425
Proceeds from sale of investments	-	7,000
Net cash used in investing activities	(16,788)	(21,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on notes payable	-	(11,200)
Proceeds from exercise of stock options	626	1,639
Excess tax benefits from stock-based compensation	363	324
Principal payments on long-term debt	(545)	(538)
Dividend paid	(3,635)	(2,770)
Net cash used in financing activities	(3,191)	(12,545)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	214	(404)
INCREASE IN CASH AND CASH EQUIVALENTS	7,865	789

CASH AND CASH EQUIVALENTS:
Beginning	9,325	2,590
Ending	$17,190	$3,379

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$330	$1,272
Income taxes, net of refunds	15,417	10,948

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	991	1,055
Purchase of property and equipment included in accounts payable	-	447
Conversion of accounts receivable to equity interest in affiliate	1,947	-

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of January 31, 2009, we do not have any partially owned consolidated subsidiaries and, therefore, we do not expect an impact related to the adoption of this accounting standard.

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

The cost of advertising rights, net of amortization, was $2,623 as of January 31, 2009 and $3,457 as of April 26, 2008.

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

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed. Net sales from services offerings which are not included in construction-type contracts approximated 5.5% and 5.5% of net sales for the nine months ended January 31, 2009 and January 26, 2008, respectively.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. dollar. We enter into currency forward contracts to manage these economic risks. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

During the nine months ended January 31, 2009, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is included in prepaid expenses and other in the statement of financial condition.

As of January 31, 2009, we expect to reclassify $10 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 31, 2009 and January 26, 2008 follows:

	Net Income	Shares	Per Share Amount
For the three months ended January 31, 2009:
Basic earnings per share	$4,162	40,629	$0.10
Dilution associated with stock compensation plans	-	324	-
Diluted earnings per share	$4,162	40,953	$0.10

For the three months ended January 26, 2008:
Basic earnings per share	$5,383	39,936	$0.13
Dilution associated with stock compensation plans	-	1,330	-
Diluted earnings per share	$5,383	41,266	$0.13

For the nine months ended January 31, 2009:
Basic earnings per share	$26,085	40,500	$0.64
Dilution associated with stock compensation plans	-	678	(0.01)
Diluted earnings per share	$26,085	41,178	$0.63

For the nine months ended January 26, 2008:
Basic earnings per share	$20,504	39,832	$0.51
Dilution associated with stock compensation plans	-	1,548	(0.01)
Diluted earnings per share	$20,504	41,380	$0.50

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill was $4,532 at January 31, 2009 and $4,722 at April 26, 2008. We performed an impairment analysis of goodwill as of November 1, 2008. The result of this analysis indicated that no goodwill impairment existed as of that date. As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements, various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of January 31, 2009 is $315 for each of fiscal years ending 2009 and 2010, $288 for fiscal 2011, $246 for fiscal 2012, $228 for fiscal 2013 and $780 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of January 31, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$533	$1,749
Non-compete agreements	348	193	155
Registered trademarks	401	-	401
Other	87	57	30
	$3,118	$783	$2,335

Note 6. Inventories

Inventories consist of the following:

	January 31,	April 26,
	2009	2008

Raw materials	$23,628	$23,221
Work-in-process	8,394	8,564
Finished goods	24,702	18,740
	$56,724	$50,525

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

Our Commercial business unit consists of primarily sales of our video display technology and our Galaxy® and Valo™ product lines, to resellers, primarily sign companies, outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers. Our Live Events business unit consists of primarily sales of integrated scoring and video display systems to college and professional sports facilities and mobile video display technology to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems and our Galaxy® and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® product line to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines throughout the world, except the United States and Canada.

Business unit reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Segment profit excludes interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures. In general, business units follow the same accounting policies as those described in Note 1. General and administrative costs are allocated based on levels of personnel, revenues or on a fixed basis to each business unit. Product development cost is allocated to all business units based on fixed allocations depending on the type of product development. Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres business units based on cost of sales. Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures. Beginning in fiscal 2009, we changed our method of allocating various items, primarily general and administrative and product development expenses. Fiscal 2008 segment results have been restated to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended			Nine Months Ended
	January 31,		January 26,	January 31,	January 26,
	2009		2008	2009	2008
Net Sales
Commercial	$35,436		$51,667	$131,619	$134,918
Live Events	63,281		32,547	204,772	127,922
Schools & Theatres	12,490		12,431	52,151	49,104
Transportation	5,002		8,751	23,301	26,879
International	12,973		12,805	48,265	31,737
Net Sales	129,182		118,201	460,108	370,560

Operating Income (loss)
Commercial	$(7)		$8,821	$9,052	$20,272
Live Events	10,200		(2,155)	36,191	5,490
Schools & Theatres	(3,381)		(1,926)	(2,800)	1,158
Transportation	(696)		335	(1,718)	1,546
International	785		1,917	776	2,141
Operating Income	6,901		6,992	41,501	30,607
Nonoperating Income (expense)
Interest income	516		448	1,563	1,295
Interest expense	(32)		(515)	(196)	(1,265)
Other income (expense), net	(699)		2,015	(2,378)	1,510
Income before income taxes	6,686	-	8,940	40,490	32,147
Income tax expense	2,524		3,557	14,405	11,643
Net Income	$4,162	-	$5,383	$26,085	$20,504

Depreciation
Commercial	$2,151		$1,791	$6,167	$4,862
Live Events	2,496		2,107	6,891	6,048
Schools & Theatres	870		847	3,183	2,576
Transportation	498		513	1,436	677
International	218		171	585	1,462
	$6,233		$5,429	$18,262	$15,625

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
January 31, 2009	$114,694	$14,488	$129,182
January 26, 2008	106,104	12,097	118,201

Net sales for nine months ended:
January 31, 2009	$400,691	$59,417	$460,108
January 26, 2008	329,307	41,253	370,560

Long-lived assets at:
January 31, 2009	$91,925	$1,918	$93,843
April 26, 2008	95,463	2,060	97,523

Note 8. Share-Based Compensation

Stock incentive plans: During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001

Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the 2007 Plan, the 2001 Plans and the 1993 Plans (the “Plans”) generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under the Plans have a seven-year life, an exercise price equal to the fair market value on the date of grant and a three-year vesting period. The restricted stock granted to members of the Board of Directors under the 2007 Plan vests in one year, provided that they remain on the Board. As with stock options, restricted stock cannot be transferred during the vesting period.

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended		Nine Months Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008
Cost of sales	$106	$104	$307	$203
Selling	261	272	796	863
General and administrative	273	261	852	522
Product development and design	133	146	412	351
Decrease in net income before taxes	$773	$783	$2,367	$1,939
Effect on basic and diluted earnings per share	$0.02	$0.02	$0.06	$0.04

As of January 31, 2009, there was $7,213 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 9. Comprehensive Income

We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net unrealized gains and losses on derivative instruments, as applicable. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.

A summary of comprehensive income that we recorded in accordance with SFAS No. 130 is as follows:

	Nine Months Ended
	January 31,	January 26,
	2009	2008
Net income	$26,085	$20,504
Net foreign currency translation adjustment	(197)	(269)
Net unrealized gain on derivatives	10	-
Total comprehensive income	$25,898	$20,235

Note 10. Commitments and Contingencies

Securities Litigation: Our company and two of our executive officers are named as defendants in three complaints filed by three plaintiffs in the U.S. District Court for the District of South Dakota in November 2008. The complaints purport to be brought on behalf of a class of all persons (except defendants and other officers and directors of the company) who purchased our stock in the open market between November 15, 2006 and April 5, 2007 (the “class period”).  The complaints allege that the defendants materially misled the investing public in our press releases, SEC filings and conference calls, thereby inflating the price of our common stock, by issuing false and misleading statements and omitting to disclose material facts necessary to make our statements not false and misleading.  The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange

Act of 1934, as amended. The complaints seek compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper. We have not yet responded to any of the complaints, but intend to file motions to dismiss them.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints, and we intend to contest these lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow.

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of two of our shareholders. The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the securities class action complaints. The letters have been referred to a special committee of independent directors for investigation and action. We do not know when the special committee will complete its work, or what action the special committee will take on the demand letters.

Other Litigation: We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position.

Guarantees: In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100. We have recognized a guarantee liability in the amount of $200 under the provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in the accompanying financial statements.

In connection with our investment in Outcast Media International, Inc. (“Outcast”), formerly FuelCast Media International, LLC, we have guaranteed outstanding debt of Outcast of approximately $3,400. This debt matures at various times through calendar year 2012, at which time our guarantee will expire subject to the debt being repaid by Outcast. We would be obligated to perform under the terms of the guarantee should Outcast default under the leases, our guarantee obligation is generally limited to 50% of the amounts outstanding and we would have recourse back to Outcast under a reimbursement agreement. The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of Outcast. The amounts accrued relating to the guarantee liability under the provisions of FIN No. 45 are insignificant.

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

For the nine months ended January 31, 2009, we changed our estimate for warranty obligations on a limited number of specific projects due to unusual product performance issues not covered under prior estimates.  The result of this change in estimate resulted in an increase in our long- and short-term warranty obligations as compared to the amount as of April 30, 2008, of approximately $11,200, ($7,100 million, net of tax benefits) for the nine months ended January 31, 2009.  Other than as described in the following paragraph, we believe this additional reserve adequately covers known performance on these limited projects and we will continue to monitor these estimates.

During the third quarter of fiscal 2009, we discovered a potential warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  It appears that this issue relates to some products painted during the period beginning in January 2008 and extending through October 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the third quarter of fiscal 2009, we discovered an unusually high level of displays built from January 2008 through October 2008 on which the paint was peeling.  At this time, we have reserved approximately $1,000 for specific claims which we are aware of. However, we are unable to estimate the total amount of potential claims that may exist under our product warranties and as a result we have not provided for any additional claims at this time.  Based on our assessment to date, this issue appears to be limited in scope, but we are continuing our assessment to insure our obligation is quantifiable. We are also evaluating any recourse that may be available to us against third parties, primarily suppliers, to the extent recourse may exist.  The ultimate amount of loss we incur related to this issue will depend on the extent of the paint peeling in our products produced during this time, any recourse available to us and our ultimate obligations under our product warranties. We expect to have the exposure quantified in the fourth quarter of fiscal 2009, once we complete additional testing and site visits, to estimate any additional claims.

Changes in our product warranties for the nine months ended January 31, 2009 consisted of the following:

Amount
Beginning accrued warranty costs	$12,429
Warranties issued during the period	10,390
Settlements made during the period	(14,555)
Changes in accrued warranty costs for pre-
existing warranties during the period,
including expirations	10,415
Ending accrued warranty costs	$18,679

Leases: We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $2,527 and $1,712 for the nine months ended January 31, 2009 and January 26, 2008, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 31, 2009:

Fiscal years ending	Amount
2009	$762
2010	2,638
2011	2,276
2012	1,400
2013	804
Thereafter	889
Total	$8,769

Purchase commitments: From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of January 31, 2009, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2009	$48
2010	407
2011	276
2012	276
2013	219
Total	$1,226

In fiscal 2007, we committed to purchase a building in Brookings, South Dakota, on or before September 30, 2008, which was subsequently extended to May 3, 2009, for approximately $3,000.  The building would be used for both manufacturing and office expansion and is located adjacent to our existing facilities. We do not expect to require use of the building in fiscal 2010 and are evaluating alternatives for the building.

Note 11. Income Taxes

As of January 31, 2009, we had approximately $900 of unrecognized tax benefits, which would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years, fiscal years 2006, 2007 and 2008 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2003.  We operate under a tax holiday in China that will expire in fiscal 2012. At this time we are unable to predict how the expiration of the tax holiday will impact us in the future.

Note 12. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair-value measurements. We adopted SFAS No. 157 effective April 27, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, SFAS No. 157 requires us to provide additional disclosures within our condensed consolidated financial statements.

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

Our financial assets as of January 31, 2009 measured at fair value on a recurring basis were $9,991 and consisted of $9,962 of money market funds, and an unrealized loss of $29 on forward contracts. We used level 1 inputs to determine the fair value of our financial assets.

Note 13. Exit or Disposal Costs

During the second quarter of fiscal 2009, we closed our Canadian manufacturing facilities. This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management. We have also discontinued these Vanguard products. In the second quarter of fiscal 2009, we recorded the costs associated with this closure of approximately $1,100, on a pre-tax basis. This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which has been included in cost of goods sold within our Transportation business unit. We expect to save costs in the future as a result of this closure.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Fiscal 2009 contains 53 weeks, and fiscal 2008 contained 52 weeks.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of January 31, 2009 and April 26, 2008, we had an allowance for doubtful accounts balance of approximately $1.8 million and $1.7 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. Other than as disclosed in Note 10 in the Notes to the Consolidated Financial Statements in Item 1,

we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of January 31, 2009 and April 26, 2008, we had approximately $18.7 million and $12.4 million reserved for these costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of January 31, 2009 and April 26, 2008, we had $9.8 million and $7.0 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.6%	70.2%	72.3%	70.0%
Gross profit	26.4%	29.8%	27.7%	30.0%
Operating expenses	21.1%	23.8%	18.7%	21.8%
Operating income	5.3%	6.0%	9.0%	8.2%
Interest income	0.4%	0.4%	0.3%	0.4%
Income expense	0.0%	-0.4%	0.0%	-0.3%
Other income (expense), net	-0.5%	1.7%	-0.5%	0.4%
Income before income taxes	5.2%	7.7%	8.8%	8.7%
Income tax expense	2.0%	3.0%	3.1%	3.1%
Net income	3.2%	4.7%	5.7%	5.6%

NET SALES

Net sales increased 24.2% to $460.1 million for the nine months ended January 31, 2009 as compared to $370.6 million for the same period of fiscal 2008. Net sales increased 9.3% to $129.2 million for the three months ended January 31, 2009 as compared to $118.2 million for the same period of fiscal 2008. The first three and nine months of fiscal 2009 had one more week than the first three and nine months of fiscal 2008.

Commercial Business Unit. Net sales in the Commercial business unit declined during the third quarter and first nine months of fiscal 2009 as compared to the same periods of fiscal 2008. For the first nine months of fiscal 2009, net sales decreased 2.4%, and for the quarter, decreased 31.4% as compared to the same periods of our last fiscal year. For the third quarter of fiscal 2009, net sales in the outdoor advertising (digital billboard) niche decreased by approximately $11.5 million or 50% as compared to the third quarter of fiscal 2008. Net sales in our reseller niche, which includes primarily sales of our Galaxy® products, declined by approximately $4.4 million or 21%. For the first nine months of fiscal 2009, net sales in the outdoor advertising niche have increased approximately 3% while net sales in the reseller niche decreased approximately 12% as compared to the first nine months of fiscal 2008.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009. We are one of two primary vendors of digital billboards for this customer. This was followed by a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009. It is our belief that the current economic conditions and limited credit availability have resulted in a significant decline in this portion of our business.

The decline in the reseller niche was due to a lower level of large contract business and Galaxy® displays. We attribute the decline in both areas to a large degree to the worsening economic conditions to internal execution issues related to meeting delivery commitments during the past twelve months.

Subject to the foregoing, our Commercial business unit generally benefits from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool. The most significant factor for increasing sales in the past has been the order volume of digital billboards for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays being purchased by existing customers. The outdoor advertising business has a number of constraints, primarily economic and regulatory. We expect that the Commercial business unit will experience declining sales and orders over the rest of fiscal 2009 and into fiscal 2010 due to economic conditions and credit availability. The outlook thereafter is generally uncertain and depends on the economy and the availability of credit, which we cannot forecast at this time.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales because the deployment of displays slows in the winter months in the colder climate regions of the U.S. Generally speaking, seasonality is not a material factor in the rest of the Commercial business. Our estimates for sales and orders in the Commercial business unit could vary significantly depending on our success in retaining the business of the major billboard companies as well as on their rate of deployment and our ability to capture business in our national account niche, if it were to recover materially. Our growth in the Commercial business unit also depends on the state of the economy, which has negatively impacted net sales and is expected to continue to negatively impact it until the economy improves.

Order bookings in the Commercial business unit were down approximately 10% in the first nine months of fiscal 2009 as compared to the same period of fiscal 2008. For the third quarter of fiscal 2009, orders declined in this unit by approximately 40% as compared to the third quarter of fiscal 2008. The decline was caused by declines in both the reseller and outdoor advertising market for the same reasons as described in net sales.

Live Events Business Unit. Net sales in the Live Events business unit increased by approximately 94% in the third quarter of fiscal 2009 as compared to the same quarter of fiscal 2008. Orders increased approximately 8% in the third quarter of fiscal 2009 as compared to the same period one year ago. On a year-to-date basis, orders increased by more than 25% in fiscal 2009 as compared to fiscal 2008, and for the third quarter of fiscal 2009 are up approximately 8% compared to the same period a year ago. The increase in orders for the third quarter of fiscal 2009 as compared to the same period in fiscal 2008 reflects $27 million of the total expected contract value of over $45 million related to the New Meadowlands Stadium in New Jersey. We also booked two other large contracts for major league baseball facilities totaling approximately $16 million during the third quarter of fiscal 2009. This compares to a number of transactions booked in the third quarter of fiscal 2008 each of which exceeded $10 million, primarily in professional baseball facilities.

As we began fiscal 2009, we had expected to see significant order growth in the Live Events business unit as a result of the number of large projects in our pipeline and taking into account our market share. Through the year, we seem to have executed well to achieve our share of these projects which, along with growth in the smaller projects have allowed us to achieve higher than expected sales growth and has partially offset the decline in Commercial business unit sales. At this point, it is too early to forecast growth estimates for fiscal 2010; however, we realize that given the unusually large new construction projects awarded over the past twelve months, achieving growth in fiscal 2010 in our Live Events unit may be difficult. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment causes us to be less optimistic about how the economy may impact this business. Trade journal and news reports concerning how the current economic conditions will impact our Live Events business have been mixed. There have been transactions which have been delayed due to economic conditions, but the impact to date has not been material. This could change as we enter the selling season for fall sports which begins late in our fiscal fourth quarter. However, over the long-term we expect to see growth assuming that the economy improves.

Our expectations regarding growth over the long-term in the large sports venues is due to a number of factors, including the expanding market, with facilities historically spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of field sales and service offices, which are important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business, although the severity of the current economic conditions are somewhat unprecedented. Net sales in our sports marketing and mobile and modular portion of this business unit were less than 2% of total sales and thus were not significant in the first nine months of fiscal 2009 and the first nine months of fiscal 2008.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit were flat in the third quarter of fiscal 2009 as compared to the same quarter in fiscal 2008.  Net sales for the first nine months of fiscal 2009 are up over 6% as compared to the first nine months of fiscal 2008.  Orders for the business unit are relatively flat for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Underlying the lack of growth overall on a year-to-date basis, is an increase of approximately 5.5% in orders of display systems to smaller colleges and K-12 facilities and a decline of approximately 40% in sales of hoist systems. We had expected orders to increase by more than 15% for the entire fiscal year, but achievement of this growth has been hurt primarily by shipping delays earlier in fiscal 2009. It’s also possible that economic conditions have impacted this business unit, although their impact does not seem to have been material to date.  We still expect to see modest growth in orders and sales for the business unit for fiscal 2009.

Transportation Business Unit. Net sales in the Transportation business unit decreased approximately 43% in the third quarter of fiscal 2009 as compared to the same period in fiscal 2008, and year-to-date net sales are down approximately 13%. Orders for the first nine months of fiscal 2009 are up approximately 19% over the same period in fiscal 2008. We believe that the increase in orders for this business unit is due to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to our gaining market share. For fiscal 2009 as a whole, we expect that sales will be down approximately 16% as compared to fiscal 2008. The decrease in sales as compared to orders is the result of timing as driven by our customers. We expect orders to increase for the year and we remain optimistic that current stimulus spending by the US government could drive additional business. However, we do not expect to see any increase as a result of the current stimulus spending for at least 12 months.

International Business Unit. Net sales in the International business unit in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 were up approximately 1% and on a year-to-date basis are up approximately 52%. Orders were down approximately 6% for the first three quarters of fiscal 2009 as compared to fiscal 2008. Orders have not lived up to expectations year-to-date, but we still expect to achieve sales growth of more than 20% for fiscal 2009 as compared to fiscal 2008 as a result of a decline in backlog from the beginning of the fiscal year. The increase in net sales on a year-to-date basis was attributable to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to sales in the first quarter of fiscal 2009. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.

The near-term outlook for the International business unit for orders and net sales is generally uncertain due to the current economic conditions worldwide. We have visibility to orders which could drive growth in fiscal 2010, however the likelihood of these orders moving ahead and being awarded to us is extremely hard to predict at this time.

The International business unit covers all types of customers and products but is driven primarily by commercial type orders which seem to be experiencing the adverse effects of the economy.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 1.7% and 1.6% of net sales for the first nine months of fiscal 2009 and 2008, respectively. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions also are typically higher.

Backlog. The order backlog as of January 31, 2009 was approximately $128 million as compared to $138 million as of January 26, 2008, and $134 million at the beginning of the third quarter of fiscal 2009. Historically, our backlog varies due to the timing of large orders. The changes in the backlog were the result of the combination of the changes in orders and net sales discussed above. The declining overall expectations in the Commercial business unit is driving the majority of the decrease in backlog.

GROSS PROFIT

Gross profit decreased 3.0% to $34.1 million for the third quarter of fiscal 2009 as compared to $35.2 million for the third quarter of fiscal 2008. For the nine months ended January 31, 2009, gross profit increased 14.8% to $127.7 million compared to $111.3 million for the nine months ended January 26, 2008. As a percent of net sales, gross profit was 26.4% and 27.7% for the three and nine months ended January 31, 2009 as compared to 29.8% and 30.0% for the three and nine months ended January 26, 2008.

The decline in gross profit percentage is the result of higher costs of manufacturing infrastructure, the costs of excess capacity, primarily personnel costs, arising in the third quarter of fiscal 2009, warranty costs, inventory write-downs, the reorganization of our field services infrastructure (which offsets an equal decline in selling expense) and lower product margins in all business units other than Live Events. These increases have been partially offset by a gain of approximately $1 million on the sale of a building in Tampa, Florida in the first quarter of fiscal 2009. Increasing warranty costs have caused gross profit percentages to decline by more than 2.4 percentage points on a year-to-date basis. This decline is due to issues with new product designs and other factors. We are and have been over the past year investing significant resources into standardizing our display product line, which we believe contained too much custom design, increasing our risk of warranty costs. In addition, we have invested in more sophisticated product reliability test equipment and personnel to implement more rigorous product testing procedures and to continue to enhance our quality processes in manufacturing to reduce the level of warranty exposure. We believe that we have made progress in gaining control over our warranty costs but cannot be certain that new issues will not arise including those described in note 10 of the notes to consolidated financial statements included in Item 1. Increased inventory write-downs are resulting from write-downs in Canada related to the plant closure, and the write-off of excess inventory.  We also incurred costs during the second quarter of fiscal 2009 to close down our manufacturing operation in Canada, as described below. The reorganization of our field services department adversely impacted gross profit percentages by approximately 0.6 points as described in previous filings. Finally, the higher costs of manufacturing excess capacity, primarily personnel, which approximated 4.1 point decline in gross profit percent, resulted from the sharp decline in sales which made it difficult to adjust costs adequately. The higher costs of manufacturing infrastructure includes additional personnel in quality, manufacturing engineering and inventory management. In addition to the foregoing items which impacted the year as a whole, we were adversely impacted by a few negative adjustments on contracts which totaled approximately $0.5 million which we do not see as recurring. These were primarily the result of disputes on use tax for a couple of projects. These factors, excluding warranty costs, impacted all business units.

During the third quarter of fiscal 2009, as described in note 10 of the notes to the consolidated financial statements, we discovered a potential warranty issue that may be caused by our painting process for certain products which causes the paint on aluminum surfaces to peel in certain conditions. It is possible that this could have an adverse impact on gross margin for the fourth quarter of fiscal 2009, assuming that we are able to quantify additional warranty cost estimates resulting from this issue, if any.

Gross profit in our Commercial business unit declined from approximately 33% in the third quarter of fiscal 2008 to approximately 22% in the same period of fiscal 2009 as a result of a decline in margin in all major niches. The decline resulted from greater costs of excess capacity and lower margins in our small order business, primarily Galaxy® displays, which is being impacted by the economic conditions and delivery execution, increased competition in the outdoor advertising niche and the factors described above.

Gross profit in our Schools and Theatres business unit declined from approximately 27% in the third quarter of fiscal 2008 to approximately 13% in the third quarter of fiscal 2009.  This decline resulted from greater variances in manufacturing, the reclassification of our field services infrastructure to cost of goods sold and lower overall margins on standard products.

Gross profit in our Live Events business unit increased to approximately 30% in the third quarter of fiscal 2009 as compared to approximately 23% in the third quarter of fiscal 2008. The increase was primarily the result of higher margins on product sales and was partially offset by higher than expected warranty costs.

Gross profit in our Transportation business unit decreased to approximately 25% in the third quarter of fiscal 2009 as compared to approximately 29% in the third quarter of fiscal 2008. The decrease was the result of the lower sales level in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 which adversely impacts utilization.

Gross profit in the International business unit decreased to approximately 33% in the third quarter of fiscal 2009 as compared to approximately 34% in the same period one year ago.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase. We had anticipated that we would see rising gross profit percentages for the third quarter of fiscal 2009 on a sequential basis. However, as a result of the estimated costs incurred to date on the finishing issue described above plus adjustments on contracts where actual costs came in slightly higher than expected and a higher level of manufacturing and other personnel costs than expected, we did not achieve our expectations. We are currently evaluating our personnel staffing and believe that for the fourth quarter we can make improvements in gross profit. However, any such improvements will depend primarily on estimated costs resulting from the warranty issue described above and various other factors.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, decreased by approximately 3.4% from $28.2 million in the third quarter of fiscal 2008 to $27.2 million in the third quarter of fiscal 2009. As a percent of net sales, operating expenses decreased from 23.8% of net sales in the third quarter of fiscal 2008 to 21.1% of net sales for the third quarter of fiscal 2009. Operating expenses increased 6.9% from $80.7 million for the nine months January 26, 2008 to $86.2 million for the nine months ended January 31, 2009. All areas of operating expenses were impacted on a year-to-date basis in fiscal 2009 as a result of the first quarter of fiscal 2009 including 14 weeks as opposed to the more common 13 weeks. During the third quarter of fiscal year 2009, we began implementing steps to decrease our operating expenses as a result of the higher than expected sequential decline in net sales. These steps have included efforts to reduce our workforce through attrition and various other cost cutting measures. Although we derived some benefit through a reduction of employees, we added to our staff a number of college graduates who graduated in December which in effect caused our nonmanufacturing workforce to remain flat. We expect that we will reduce the staff levels in the fourth quarter of fiscal 2009 and we expect to significantly reduce any impact of graduating college students so that during the fourth quarter the workforce is reduced further. These steps impact all areas of operating expenses.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses decreased 5.3% to $15.5 million for the three months ended January 31, 2009 as compared to $16.4 million for the third quarter of fiscal 2008.  Selling expenses increased 2.2% to $47.4 million for the nine months ended January 31, 2009 from $46.4 million for the same period in fiscal 2008.  Selling expenses decreased to 12.0% of net sales for the third quarter of fiscal 2009 from 13.9% of net sales for the third quarter of fiscal 2008.

As described in previous filings, we reorganized our field services organization and, as a result, approximately $0.8 million of expenses incurred in the third quarter of fiscal 2009 that would have previously been classified as selling expense were classified in cost of goods sold.  Had this change not been made, selling expense as a percentage of sales would have still declined.  Selling expenses for the third quarter of fiscal 2009 were lower than selling expenses in the third quarter of fiscal 2008 as a result of a decrease in personnel costs, including taxes and benefits of approximately $0.9 million a decline of $0.5 million in travel and entertainment costs and various other changes. The increases were an increase in bad debt expense, which increased approximately $0.4 million and an increase in commissions to third parties which increased by approximately $0.3 million. The increase in bad debt expense was the result of a couple of isolated product issues as opposed to economic conditions. The increase in commissions is due to the nature of the specific underlying transactions. Typically commissions are not a significant factor in our business. The decrease in personnel, payroll taxes and benefits was across all business units.

Throughout the rest of fiscal 2009, we anticipate selling costs to be flat to declining from the current level.  This estimate is subject to containing costs, such as bad debt expense, and achieving desired levels of employee attrition during the fourth quarter of fiscal 2009.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased 4.3% to $6.6 million for the third quarter of fiscal 2009 as compared to $6.9 million for the third quarter of fiscal 2008. General and administrative expenses increased 13.0% to $21.8 million for the nine months ended January 31, 2009 as compared to $19.3 million for the nine months ended January 26, 2008.

General and administrative expenses decreased to 5.1% as a percent of net sales for the third quarter of fiscal 2009 from 5.8% of net sales for the third quarter of fiscal 2008. For the nine months ended January 31, 2009, general and administrative expenses decreased to 4.7% of net sales as compared to 5.2% of net sales for the nine months ended January 26, 2008.

General and administrative expenses decreased in the third quarter of fiscal 2009 over the same period in fiscal 2008 due to a decrease of $0.3 million in training and tuition, a decrease of $0.2 million in professional and consulting fees, and a decrease of $0.1 million in bank fees. These decreases were offset by increases of $0.3 million in personnel and related payroll and benefits, and $0.1 million in software and hardware costs. In addition to the forgoing, we adjusted various accruals by $0.3 million due to cost savings initiatives causing reductions of expense in various components of general and administrative expenses, including a reduction in accruals for profit sharing and holiday related expenses. For the fourth quarter of fiscal 2009, although we will strive to achieve a sequential decline in costs, it is difficult to determine the ultimate level of expense for the quarter and expenses could rise if we are unable to reduce enough to offset the foregoing one-time benefit of the reduction in accruals noted above and other costs we incur which are difficult to project.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 4.1% to $5.1 million for the third quarter of fiscal 2009 as compared to $4.9 million for the third quarter of fiscal 2008. Product design and development expenses increased 13.5% to $17.0 million for the nine months ended January 31, 2009 as compared to $15.0 million for the nine months ended January 26, 2008.

Product design and development expenses decreased to 4.0% as a percent of net sales for the third quarter of fiscal 2009 from 4.2% of net sales for the third quarter of fiscal 2008. For the nine months ended January 31, 2009, product design and development expenses decreased to 3.7% of net sales as compared to 4.0% of net sales for the nine months ended January 26, 2008.

Our focus on product development continues to be on developing common module platforms and various other initiatives to standardize display components, enhancing our display technology and control systems for both single-site and networked displays spread over a geographical area, and driving decreases in product costs and improving the manufacturing of products. We expect that product design and development expenses will approximate 4% of net sales for fiscal 2009.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment:

	Three Months Ended
	January 31,	January 26,
	2009	2008
Operating Income (Loss)
Commercial	$(7)	$8,821
Live Events	10,200	(2,155)
Schools & Theatres	(3,381)	(1,926)
Transportation	(696)	335
International	785	1,917
Segment Operating Income	$6,901	$6,992

Operating income (loss) by segment is based on the direct costs associated with each segment plus allocations of various expenses on a discretionary basis that are not necessarily indicative of the segment’s operating income on a stand-alone basis. Certain items are allocated based on management’s judgment as to the best methods to achieve internal goals. Therefore, we caution making conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.

All business units were adversely impacted by changes in general and administrative expenses and product development as previously described, which are allocated to the various business units. The following describes the changes in those areas that are directly related to the business unit.

Within the Commercial business unit, operating income decreased as a result of the decline in gross profit as described above and the increase in selling expense, general and administrative allocations and product development allocations.

Operating income increased in the Live Events business unit as a result of increased sales, improved gross profit margin, and a reduction in operating expenses.

The operating income in the Schools and Theatres business unit decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as a result of lower sales and gross profit percents as described above.

Within the Transportation business unit, operating income decreased as a result of a decrease in sales.

Operating income for the International business unit decreased in the third quarter of fiscal 2009 as compared to third quarter of fiscal 2008. The decrease was a result of increased warranty costs and increased operating expenses in an effort to grow the international business unit.

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

Interest income increased 15.2% to $0.5 million for the third quarter of fiscal 2009 compared to $0.4 million for the third quarter of fiscal 2008. For the nine months ended January 31, 2009, interest income increased 20.8% to $1.6 million from $1.3 million for the nine months ended January 26, 2008. The increase was the result of higher levels of temporary cash investments and higher levels of interest-bearing long-term receivables. We expect that the amount of interest income will increase in fiscal 2009 over fiscal 2008 due to higher levels of these items.

Interest expense decreased to $0.03 million for the third quarter of fiscal 2009 as compared to $0.5 million for the third quarter of fiscal 2008. For the nine months ended January 31, 2009, interest expense decreased 84.5% to $0.2 million from $1.3 million for the nine months ended January 26, 2008. The decrease is due to lower average borrowings outstanding during the first quarter of fiscal 2009. Due to the reduction in debt during the third quarter of fiscal 2008, we expect that interest expense will decline in fiscal 2009 as compared to fiscal 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased for the first nine months of fiscal 2009 to a loss of $2.4 million as compared to a gain of $1.5 million for the same period one year ago. For the third quarter of fiscal 2009, it decreased to a loss of $0.7 million as compared to a gain of $2.0 million for the third quarter of fiscal 2008. The decrease of other income (expense) results from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses and a pre-tax gain of approximately $2.9 million in the third quarter of 2008 from the sale of a significant portion in our investment in Arena Media Networks. As a result of the loss in value of the U.S. Dollar, we experienced higher levels of currency losses on U.S. Dollar advances to foreign subsidiaries. We also continue to have losses resulting from our equity investment in OutCast Media International, Inc., (“OutCast”) formerly known as FuelCast Media Networks. We expect that other income (expense) will decline for fourth quarter of fiscal 2009 as compared to third quarter of fiscal 2009 primarily due to an increase in losses in affiliates. This is subject to currency gains or losses being flat for the same period.

INCOME TAX EXPENSE

Income taxes were approximately $2.5 million in the third quarter of fiscal 2009 and $3.6 million for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, income taxes increased to $14.4 million as compared to $11.6 million for the first nine months of fiscal 2008. The effective tax rate for the nine months ended January 31, 2009 was 35.6% as compared to 36.2% for the first nine months of fiscal 2008. The increase in the effective rate is attributable to a higher state income tax rate as a result of our business in high tax states and a decline in research and development tax credits as a percentage of net income. We expect that the effective tax rate for fiscal 2009 will approximate 36% but could vary depending on the mix of income in foreign jurisdictions. During the second quarter of fiscal 2009, Congress passed and the President signed into law a bill that reinstated the research and development tax credit, which had expired as of December 31, 2007. The reinstatement caused a decline in our domestic effective tax rate of more than 2%. On a quarterly basis, our effective rate is impacted by the mix of business in each foreign jurisdiction.

CLOSING OF MANUFACTURING OPERATIONS IN CANADA

During the second quarter of fiscal 2009, we ceased sales and manufacturing of our portable display trailer for the Transportation business unit.  The closing of the manufacturing operation in Montreal, Quebec, where these displays were made, adversely impacted cost of goods sold in the second quarter of fiscal 2009.  Costs incurred, included severance costs, were approximately $0.2 million, and lease termination, inventory disposition and equipment disposition costs and other costs were approximately $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $95.8 million at January 31, 2009 and $62.5 million at April 26, 2008. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first nine months of fiscal 2009 was $27.6 million. Net income of $26.1 million plus depreciation and amortization of $18.3 million, the add-back of equity in net losses of equity investments, and stock-based compensation, less $20.0 million in changes in net operating assets, and gain on sale of property and equipment, generated the cash provided by operations.

The most significant drivers of the change in net operating assets for the first nine months of fiscal 2009 were the increases in accounts receivable and inventories and a decrease in customer deposits and billings in excess of costs and profits as of January 1, 2009 as compared to their levels at April 26, 2008. The increase in accounts receivables was the result of higher billings during the third quarter of fiscal 2009 resulting from the higher level of net sales and an increase in days sales outstanding of approximately nine days. When determining days sales outstanding, if costs and estimated earnings in excess of profits were to be included, it increased by ten days as of January 31, 2009. Day’s inventory outstanding increased by four days as compared to the end of fiscal 2008. The decrease in customer deposits results from the decline in sale of digital billboards which generated significant levels of deposits. Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders as described above that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods.

Cash used by investing activities of $16.8 million for the first nine months of fiscal 2009 included $19.3 million for purchases of property and equipment, which was offset by $3.0 million of proceeds from the sale of property and equipment. During the first nine months of fiscal 2009, we invested approximately $5.5 million in manufacturing equipment, $2.1 million in product demonstration equipment, $6.8 million in information systems infrastructure, including software, $2.7 million in facilities, $1.8 million in rental equipment and $0.4 million in office equipment and various other items. These investments supported our continued growth and replaced obsolete equipment. As of the end of the third quarter of fiscal 2009, capital expenditures were 4.2% of net sales.

Cash used by financing activities of $3.2 million for the first nine months of fiscal 2009 consisted of the dividend paid to shareholders of $3.6 million on June 24, 2008, which was partially offset by option exercises and excess tax benefits from equity-based compensation.

Included in receivables as of January 31, 2009 was approximately $7.2 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities during the three months ended January 31, 2009 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.1 million for the third quarter of fiscal 2009 as compared to $4.9 million for the third quarter of fiscal 2008. We intend to continue to incur expenditures at a rate of 4% of net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 2.6% at January 31, 2009. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of January 1, 2009, there were no advances under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2009. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 3.0% on January 31, 2009. As of January 31, 2009, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivable, inventory and other assets of the subsidiary. Daktronics Shanghai, Ltd., has established a line of credit for $7.2 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to 3% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us. The line expires on February 28, 2010. As of January 31, 2009, no advances under the letter of credit or bank guarantees were outstanding.

On May 29, 2008, our Board declared an annual dividend payment of $0.09 per share on our common stock for the fiscal ended April 26, 2008. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 31, 2009, we had approximately $47.4 million of bonded work outstanding against this line.

We believe that based on our current growth estimates over the next 12 months, we have sufficient capacity under our lines of credit. Beyond that time, we may need to increase the amount of our credit facilities depending on various factors. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lenders. We believe that cash from operations, our existing or increased credit facility and our current working capital will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through January 31, 2009, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the third quarter of fiscal 2009 were approximately 7.5% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in U.S dollars. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 31, 2009, our outstanding debt approximated $1.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 31, 2009. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 31, 2009, our outstanding long-term receivables were approximately $24.0 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the quarter ended May 2, 2009 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)
	2009	2010	2011	2012	2013	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,299	$5,017	$3,309	$2,986	$2,616	$6,685
Average interest rate	7.8%	7.7%	8.2%	8.0%	8.0%	8.3%
Liabilities:
Long- and short-term debt
Fixed-rate	$12	$23	$23	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$117	$316	$258	$205	$138	$114
Average interest rate	8.7%	9.0%	8.8%	8.8%	8.8%	8.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $13.9 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2009, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2009, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

Our company and two of our executive officers are named as defendants in complaints filed by three plaintiffs in the U.S. District Court for the District of South Dakota in November 2008. The complaints purport to be brought on behalf of a class of all persons (except defendants and other officers and directors of the company) who purchased our stock in the open market between November 15, 2006 and April 5, 2007 (the “class period”).  The complaints allege that the defendants materially misled the investing public in our press releases, SEC filings and conference calls, thereby inflating the price of our common stock, by issuing false and misleading statements and omitting to disclose material facts necessary to make our statements not false and misleading.  The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The complaints seek compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints, and we intend to contest these lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow. We have not yet responded to any of the complaints, but intend to file motions to dismiss them.

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of two of our shareholders. The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the securities class action complaints. The letters have been referred to a special committee of independent directors for investigation and action. We do not know when the special committee will complete its work, or what action the special committee will take on the demand letters.

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

The following updates the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2008.

Unfavorable results of legal proceedings could have a material adverse effect on us. As described above, our company has been named as a defendant in two complaints filed by three plaintiffs in November 2008 in the U.S. District Court for the District of South Dakota. The complaints purport to be brought on behalf of the classes described in the complaints; allege that the defendants, including the company, materially misled the investing public as described in the complaints; and allege claims under the Exchange Act. Related additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of the merit of any litigation, it may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow. Should we fail to prevail in these matters, or should any of these matters be resolved against us, we may be faced with significant monetary damages, which also could materially adversely affect our business, financial condition and results of operations, including our cash flow.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future. Our financial position, results of operations and cash flow could be materially adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and recession in the United States and other parts of the world. The impact, if any, that these factors might have on us and our business is uncertain and cannot be estimated at this time.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 26, 2008 discusses some of the principal risks inherent in our business. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

Date: February 27, 2009