Form 10-K
period 2009-05-02
DAKTRONICS INC /SD/
filed 2009-06-17
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                  Yes[ X ]                No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .                                                                                                                       Yes[  ]                    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                              [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company.)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes[ ]	No [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of November 1, 2008 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the registrant’s Common Stock on The NASDAQ Stock Market on such date, was approximately $398,441,503. For purposes of determining this number, individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant’s Common Stock outstanding as of June 15, 2009 was 40,776,594.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 26, 2009 are incorporated by reference in Part III hereof.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 2, 2009

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: our financing plans; trends affecting our financial condition or results of operations; our growth strategy and operating strategy; our competition; our business outside of the United States; our large contracts with significant customers; our ability to protect our intellectual property rights; excess production capacity or capacity needs; our involvement in securities and other litigation; difficult conditions in the economy; and the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1. BUSINESS

General Development of Business

Company Background and Overview. Daktronics, Inc. was founded by Dr. Aelred Kurtenbach and Dr. Duane Sander in 1968 while they were professors of electrical engineering at South Dakota State University (“SDSU”) in Brookings, South Dakota. Our long and close relationship with SDSU and other South Dakota colleges and universities is a key factor contributing to our leadership in the industry. We have been able to experience sustained long-term growth due in part to the capability of the local universities and colleges to provide an important source of highly educated full-time and student employees.

Over the years, our products have evolved significantly, from scoreboards and matrix displays and related software applications to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems. In the mid-nineties, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime. Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system. This has proven to be a key factor in Daktronics becoming the dominant company worldwide in large electronic displays. Over the years, we have invested in product development to add complementary products and services, such as production services, sound systems, marketing services, maintenance and support and other products for our customers.

Business Developments. As a result of our line of LED display systems and software applications, we gained significant market share through designing and manufacturing quality products and providing technical expertise and services. Our products are in use throughout the world, as we are the world’s leader in all LED display product categories, according to independent research.

In the sports market, our integrated video and scoring systems have been installed at many professional, collegiate and high school facilities, particularly in North America, and at international sporting events such as the Olympic Games.

With commercial applications, our video, digital billboard and graphics displays can be seen in major destination sites, such as Las Vegas and Times Square, along roadsides at retail establishments and at many other locations.

In the transportation market, our Vanguard® displays are in use in numerous jurisdictions across North America, and our customers include many state departments of transportation.

One of our core growth strategies on a historical basis has been to enter geographic markets by developing a small sales and service presence that provides after-sale support to our entire product line and sales of our products. This network of offices, including home offices, has been an important part of our growth strategy. Although we expect to still continue to open offices where it is important to have a presence, in fiscal year 2009, we began closing offices where an office location was not critical, and allowed sales and service personnel to maintain home offices. We currently have approximately 60 corporate offices throughout the world.

We occasionally acquire businesses that provide access to new markets or complement our existing products. In the past five years, we have acquired a number of small companies. Although these acquisitions increased the scope of services and technology that we are able to provide, our primary growth objective is still the increase of sales and profitability through organic growth.

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

Our direct sales force is comprised of a network of corporate and home offices located throughout the world supporting all customer types in both sales and service. In addition to supporting resellers as described above, the direct sales staff sells the entire range of our standard products and substantially all of the large video display systems. Our direct sales staff is structured in a way to maximize cross-selling opportunities across segments. We have organized our business into five business units which have a primary focus on particular markets and a secondary focus on opportunities in other markets. The business units consist of four domestic business units that include U.S. and Canada -- Commercial, Live Events, Schools and Theatres, and Transportation -- and a fifth business unit for International operations. We believe that customers in each of these areas are unique in a number of ways which are conducive to this structure. For example, Live Events customers usually have a large variety of products tied into a system in a single location that involves much more creative production services, design and event support. The Commercial business unit serves the needs created by large and remote networks of displays connected through various modes of communication. The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems that manage the flow of travelers and vehicles. Finally, the Schools and Theatre business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues.

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

International sales fluctuate from year to year based on the timing of large system projects. A typical term of sale for international projects includes a letter of credit or partial payment in advance. We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets. During fiscal years 2009, 2008 and 2007, approximately 12%, 13% and 10% of our net sales, respectively, were derived from international sales. Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia and the United Kingdom. We also are a 49% owner of a joint venture in Malaysia.

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

Our engineering staff consists of four product development groups – Sports, Video, Commercial and Transportation. The sports product development group focus is aligned with the Schools and Theatre business unit, the video group is aligned with the Live Events and International business units, and the commercial and transportation groups are aligned with the Commercial and Transportation business units. During fiscal 2009, this alignment has started to evolve into various knowledge centers across the product development groups for the purpose of leveraging knowledge and concepts across product lines. It is expected that this alignment will drive improved product reliability, lower costs and better functionality for our customers. The development of these knowledge centers and various other practices within product development are modeled after best practices for lean product development.

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

We use a modular approach for manufacturing displays. Standard product modules are designed to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. We inventory a limited supply of standard products. Custom projects are built according to the customer’s specifications. Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service. A key strategy of ours is to reduce the need for customization of displays and increase standardization. For example, we are developing a more widespread use of a common module platform and are expanding use of standard formed cabinets for displays.

Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

During fiscal 2006, we began significant expansion of our facilities and throughput to respond to the increasing level of sales. Prior to that time, substantially all of our products were manufactured in our main facility in Brookings, South Dakota. During fiscal 2007, we began manufacturing in Sioux Falls, South Dakota and Redwood Falls, Minnesota. We also deployed a limited amount of manufacturing in China, and we expect to expand manufacturing at that location at some time in the future. Locations outside of Brookings now produce a material amount of our products.

During fiscal 2007, we began reorganizing our plants to more closely align them with the five business units described above. In fiscal 2008 and 2009, we expanded this reorganization by allocating inventory and decentralizing various other functions to each plant. This resulted in significant investment in replicating processes which in prior years were centralized. This was extremely important given the rapid growth of the business and the resulting unique needs of our customers in each business unit. Our goal was to align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers while not giving up the synergies of shared resources. In addition, given the cyclical nature of some parts of our business, we need to maintain our ability to manufacture the same products across our plants so that we can smooth out the peaks and valleys of customer demand of the various business units. During the second half of fiscal 2009, as a result of the downturn in business, primarily in our commercial business, it became more important to share the plants across business units. We expect that emphasis on aligning manufacturing to a business unit as opposed to a shared resource will continue to change as our business changes.

Beginning in fiscal year 2007, we began implementing lean manufacturing techniques throughout our manufacturing facilities. Although there are direct costs associated with implementing lean manufacturing techniques, the goal of doing so is to eliminate waste and deliver products to a customer when the customer desires the products while maintaining minimal inventory and eliminating non-value added tasks.

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

Professional Services. Our professional services are essential to continued market penetration and growth. We provide maintenance and support services and technical contracting in all of our offices throughout the world. We are continuing to evaluate our office network in the U.S. to ensure that the organization is functioning efficiently from a cost perspective. This includes reevaluating the need for offices in certain locations and our current approach to parts logistics. We supplement our offices with a network of authorized service companies for service and maintenance needs.

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

Customer Service and Support. Our customer service distinguishes us from our competitors. This service includes limited warranties for most of our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after the first sale or installation, depending on the product or type of customer, and extended service agreements. We also provide help-desk access, parts repair and replacement and programming support for video, animation and other displays. We staff our help desk with experienced technicians who are available on-call 24 hours a day to support events and sites.

Our repair center is staffed with trained technicians who repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts.

Beginning in fiscal 2009, we reorganized our North American field service personnel so that we could better focus on the commonality of the products across units rather than the unique customer needs, which was the prior focus. We believe that we can drive significant cost savings and synergies by doing this that will be realized over time.

General Description of Our Products and Technologies

Our display technologies have changed significantly since the mid-1990s, when incandescent lamps were the primary display element. Presently, LED and liquid crystal display (“LCD”) technologies are the primary display elements. The invention and availability of the blue and green LED in the mid-1990s, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors to form all other colors in the video display. The decreasing costs of LCD components along with the drive for more numerous smaller displays have led to the addition of LCD displays. Driven by customer demand, we have enhanced our video display technology into mobile and modular technologies and high definition capabilities for various applications.

The cost, performance and availability of LEDs have made them the preferred display element for large displays as compared to alternatives such as incandescent and reflective technologies, most of which are obsolete or unproven. The cost effectiveness, life and performance of LCDs have made them the preferred small display solution. The vast majority of displays we sell today utilize LED technology.

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

Our display systems range from small scoreboards and digit displays priced at under $1,000 to large complex display systems priced in excess of $40 million. Generally, our product sales are either custom products or standard catalog scoreboards or displays. Historically, these standard catalog sales have accounted for less than 25% of our total annual revenues. Our custom products are customized in terms of size, configuration and installation type but are generally built using standard technology platforms. In 2008, we initiated various programs to reduce custom components in favor of much more standardized components that could be assembled to form products that are customized to the needs of the end users.

Within each product family, we produce displays that vary in complexity, size and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed. Generally, the light sources, or pixels, are larger and spaced farther apart for longer distance viewing. The type of the display may also depend on the location of the viewing audience. For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display. We customize our products according to the design specifications of the customer and the conditions of the environment.

Product Families and Technologies

Our products are comprised of the following five major product families:

1.	Sports products, primarily All Sport®, Tuff Sport® and OmniSport® scoreboards, Sportsound® sound systems and related controllers and products;
2.	Automated rigging and hoist products, primarily our Vortek® line of hoists and related control systems;
3.	Video products, primarily HD-X, PS-X and PST display technologies and associated control systems;
4.	Commercial products, primarily Galaxy®, Galaxy Pro® and Valo™ displays and Venus® 1500 control systems; and
5.	Transportation products, primarily Vanguard® displays.

Each of these product families is described below.

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

We expect that sports products sales in the future will continue to focus on the use of LED technology due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies. Because most of the products within the sports products group have significant standardization, we have been able to make progress on our goal of delivering the highest quality products.

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

We also offer timing systems for sports events, primarily aquatics and track competitions. These timing systems include our OmniSport® 2000 timing system. The system has the capability to not only time and rank the competitors but also to interface with event management software created by third parties to facilitate the administration of the sporting event.

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

Our PS-X and HD-X video display systems offer specifications second to none in the industry. At the high end, the product is capable of producing 4.4 trillion colors and is available with pixel spacing as close as three millimeters. Currently, we offer a wide range of pixel spacing, ranging from three millimeter to 23 millimeter. The three-millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 23 millimeter is the most cost effective for physically large displays with maximum viewing distances. In addition, the uniformity of colors across the display is important to the quality of the video image. Our unique display control circuitry, along with our proprietary manufacturing and calibration procedures, provide uniform colors across the display.

We have adapted our PS-X technology into our ribbon board displays, the PST modular display system, the ProRail® display systems and our freeform display systems. Our ribbon board display systems use the same technology as our PS-X video displays configured in different height-to-width ratios to give arena and stadium facilities the ability to install long, narrower bands of displays in various locations in the facility. This application generally serves as a revenue generation source for facilities through advertising as well as a location to display information such as scoring and statistics.

PST display systems are comprised of lightweight individual modules or panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are used in what we refer to as mobile and modular applications, such as touring shows and the events market. ProRail® display systems incorporate our PS-X displays into a patented cabinet designed to serve as a replacement for the fascia of an upper deck in a stadium or arena, which in some cases improves the sight lines of the fans. Freeform displays serve as architectural accents and channel lettering.

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

Galaxy® displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future. Galaxy® displays are red, amber or full color, with pixel spacing ranging from 6 millimeter to 46 millimeter depending on color, size and viewing distance. They are used primarily as message centers to convey information and advertising to the consumers and the public. The modular design of the product allows us to configure a display to readily meet the size requirements of each customer. Within the Galaxy® line, we offer various price points for similar sized displays of the same pixel spacing.

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

Our Valo™ displays, used primarily in the digital billboard marketplace, utilize the foundation of our PS-X technology to create a unique digital display product for outdoor advertisers. The product, which is used primarily to display static images that change at regular intervals, include many features and functionality that are unique to the outdoor advertising business, such as our patented mounting system, self adjusting brightness, improved energy consumption, and network security.

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

We apply for patents in the U.S. and a limited number of foreign jurisdictions. These patents generally pertain to our display technologies and product features and have various terms of duration. The patents we hold which are designed to protect and prevent competitors from infringing include, for example, patents on mechanical designs, such as our ProRail® system and Valo™ Mount, formed cabinet design and latching system for modules. They also include patents for product features and capabilities which we believe are superior in the marketplace and that give us a competitive position, such as our touchpad products for aquatics. There are a limited number of patents that apply to our electronics due to the rapid rate of change in the industry. However, we hold patents on such things as calibration methods and pixel arrangements. Due to the general nature of our business and the rapid rate of change in technology, we do not incur significant expenditures in defending or prosecuting patent claims.

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

Seasonal Nature of the Business

Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place and large commercial systems and networks. The seasonality of the sports market has also played a part in our sales and profit fluctuations. As a result, net sales and net income in the first and second quarters of a fiscal year tend to be higher than in the third quarter of a fiscal year, followed by higher levels in the fourth quarter leading into the first quarter of the following year.

The seasonality of the sports business is caused by sales related to facilities for football in the summer and early fall, followed by sales generally related to facilities for basketball and hockey in the fall, and finally facilities for baseball in the early to late spring. This seasonal effect is generally compounded by large product orders in the sports markets and by the effects of holidays during our third fiscal quarter. The effects of seasonality unrelated to holidays are generally not found in our Commercial, International and Transportation business units, although the impact of large orders in those markets can cause significant fluctuations in net sales and profits. Approximately 57.7 percent of our net sales are in the Schools and Theatres and Live Events business units, 26.8 percent are in the Commercial business unit, 9.6 percent are in the International business unit, and the remaining approximately 5.9 percent are in the Transportation business unit.

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

Backlog

Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $120 million as of May 2, 2009 and $175 million as of April 26, 2008. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income. Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors. Contracts related to new construction projects generally tend to have the longest lead times.

Government and Other Regulation

In the United States and other countries, various laws and regulations, including zoning ordinances, restrict the installation of outdoor signs and displays, particularly in the commercial market. These laws and regulations include those that impose greater restrictions on electronic displays than on non-electronic displays such as traditional billboards due to alleged concerns over aesthetics or driver safety if a display is located near a road or highway. These factors may prevent or inhibit us from selling products to some prospective customers.

Some of our products are tested to safety standards developed by Underwriters Laboratories in the United States, as well as similar standards in other countries. We design and produce our products in accordance with these standards.

Our manufacturing operations use certain chemical products and chemical processes that are subject to various environmental rules and regulations. Our manufacturing operations must also meet various safety related rules and regulations. We believe we are in material compliance with applicable governmental laws and regulations.

In some countries in which we operate, including China, there are various laws and regulations that may inhibit our operations and financial condition. These include restrictions or limitations on our ability to withdraw our capital investment, undeveloped legal frameworks to enforce our rights, and different levels of enforcement and consistency of laws.

Competition

The large electronic display industry is highly fragmented and characterized by intense competition from a variety of sources. There are a number of established suppliers of competing products which may have greater market penetration in certain of our market niches or greater financial, marketing and other resources. Competitors also attempt to copy our products or product features. Because a customer’s budget for the purchase of a large screen electronic display is often part of that customer’s advertising budget, we may also compete with other forms of advertising, such as television, print media or fixed display signs.

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

Within our standard product business, which includes our Galaxy® and Valo™ display lines and scoreboard products, there are a large number of competitors, none of which we consider to be dominant. In addition, in the Galaxy® display business, there are a significant number of Asian competitors that attempt to sell in our marketplace. We generally compete based on our depth of service and the wide range of our product offerings.

Within our large video system business, across all segments, there are various competitors that have different levels of strength in individual niches, but none that have a dominant position overall. For example, a single competitor may have strength in the mobile video business but very little in the fixed installation business. Another competitor may have strength in the billboard display business but very little strength in any other video system applications. In addition, our large display business has competitors in a narrow niche that were significant at one time in that niche and then substantially decreased their presence in that niche. These changes seem to happen as a result of the complexities of the marketplace and the failures that are experienced on installations that receive a great deal of visibility. Our video systems are highly complex and visible, requiring a high standard of performance that is difficult for other industry participants to maintain over the long-term.

Our competitors are not generally aligned by business unit.  The focus of competitors tends to be more of a product focus.  For example, our Galaxy® line of displays has competitors that are also concentrated in the Commercial business unit, although, like us, they also compete with these same products in our other business units.  Competitors with a focus on video displays compete generally across all our business units.

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

Product development expenses for fiscal years 2009, 2008 and 2007 were approximately $21.6 million, $20.8 million and $15.6 million, respectively.

Environmental Concerns

Our products and production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, we are subject to a variety of regulatory requirements for the handling and disposal of such materials. We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

As of May 2, 2009, we employed approximately 2,500 full-time employees and approximately 1,000 part-time and temporary employees. Of these employees, approximately 1,200 were in manufacturing, 1,500 were in sales, marketing and customer service, 500 were in engineering and 300 were in administration. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

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

Competition could result in lower net sales and decreased margins. We operate in highly competitive markets, some of which are highly fragmented. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs. Competition could result in not only a reduction in net sales but also in the prices charged by us for our products. To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and other resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

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

We enter into fixed-priced contracts on a regular basis. Almost all of the contracts we enter into to sell our products are on a fixed-price basis. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced.Although we benefit from cost savings, we have a limited ability to recover cost overruns. Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or a delay in performing their obligations. These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery. Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

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

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control, which could adversely affect net sales and profits from international sales. For fiscal years 2009, 2008 and 2007, revenue outside the United States represented approximately 12%, 13% and 10% of our consolidated net sales, respectively. Our operations and earnings throughout the world have been and may in the future be adversely affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable. These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

Our operating results may vary significantly from quarter to quarter, making it difficult to estimate future revenue and earnings. Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Contracts we enter into generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. Furthermore, because significant portions of our operating costs are fixed, an unanticipated delay or cancellation of orders in backlog may have a significant negative impact on our quarterly operating results. Factors that could cause our operating results to vary also include new product introductions, variations in product and project mix, and delivery due date changes. Therefore, quarterly operating results may be subject to significant variations, and operating results in one quarter may not be indicative of future operating results.

Our products are covered by warranties, and fulfilling these warranties could adversely affect our financial results. Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation. We provide warranties on our products generally for terms of five years or less in the case of standard products and one year or less in the case of custom orders. In addition, in response to customer needs, we regularly offer extended warranties. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. Although we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our financial results. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect our reputation.

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

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition. The terms and conditions of our $45 million revolving credit facility with a bank impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained later in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results and maintain a financial position meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition. As of May 2, 2009, we were in compliance with all financial and other covenants of our credit facility.

We must comply with the Foreign Corrupt Practices Act. We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in many jurisdictions, including the Middle East and China. If our competitors engage in these practices, they may receive preferential treatment from the personnel of some companies, giving our competitors an advantage in securing business from these companies or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. In addition, although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Our operations in the People’s Republic of China (the “PRC”) subject us to risks and uncertainties relating to the laws and regulations of the PRC. We have offices and make sales to customers in the PRC. Under its current leadership, the government of the PRC has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also recently enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if they are published at all, or, if they are published, they may not be followed consistently by local districts. As a result, we may inadvertently operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. It is anticipated that borrowings from our existing credit facility and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due. However, if additional capital is required, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders. Part of our business strategy is to make acquisitions of or investments in companies, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	it may be difficult to integrate the purchased company, products or technologies into our own business;
•	we may incur substantial unanticipated integration costs;

•	it may be difficult, time-consuming and costly to integrate management information and accounting systems of an acquired business into our current systems;
•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•	we may enter markets in which we have limited prior experience;
•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;
•	we may have difficulty retaining or developing the acquired businesses’ customers;
•	acquisitions could adversely affect our existing business relationships with suppliers and customers;
•	we may fail to realize the potential cost savings or other financial benefits and/or the anticipated strategic benefits of the acquisitions; and
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

Our business is partially subject to risks of terrorist acts and, to a lesser degree, acts of war. Terrorist acts and, to a lesser degree, acts of war, may disrupt our operations as well as the operations of our customers. Such acts have created an interruption of orders and delays in orders already booked, primarily in sports facilities and destination sites. Any future terrorist activities and, to a lesser degree, acts of war, could create additional uncertainties, forcing customers to further reduce or delay their spending or cancel or delay already planned projects, which could have a material adverse impact on our business, operating results and financial condition.

Our common stock has at times been thinly traded, which may result in low liquidity and price volatility. The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet shareholders’ expectations, and the prices at which our stock trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception that such sales could occur.

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

We may be unable to protect our intellectual property rights. We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. A failure to protect proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position. In addition, even if we are successful in protecting our intellectual property rights or defending ourselves against a claim of infringement, any related dispute or litigation could be costly and time-consuming and divert management’s attention from business.

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

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our operating results. We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2007 and 2008, market demand for our products was increasing rapidly resulting in expanding our capacity. In the second half of fiscal 2009, net sales were below our expectations primarily due to a decline of orders in our Commercial and International business units. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

The following factors complicate accurate capacity planning for market demand:

•	changes in the demand for and mix of products our customers buy;
•	our ability to add and train our manufacturing staff in advance of demand;
•	the market’s pace of technological change;
•	variability in our manufacturing productivity; and
•	long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

A further deterioration of our business could result in further underutilization of our manufacturing capacity, and we may need to impair certain assets in the future. Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

We depend on single-source suppliers for some of the raw materials used in the manufacture of our products. We obtain some of our raw materials, including LEDs, from a limited number of suppliers. If we cannot obtain some key raw materials from our suppliers, we cannot assure that the raw materials will be readily available from other suppliers, that other suppliers will agree to supply the materials to us on terms that are as favorable as the terms we currently receive, or that the raw materials from any other suppliers will be of adequate and consistent quality. Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed. Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price. Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007 and will continue to do so for future periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

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

The protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders. Of the 120,000,000 shares of capital stock authorized in our articles of incorporation, 5,000,000 shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action, which could be used to discourage takeover attempts. Our articles of incorporation provide for a classified board consisting of three classes of directors.  A classified board generally makes it more difficult to replace directors and to acquire our company.  In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 20% or more of our outstanding common stock (subject to certain exceptions). In addition, we are governed by the anti-takeover provisions of the current South Dakota Business Corporation Act (“SD Act”), which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner.  There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination,” as defined in the SD Act, with an “interested shareholder,” as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner.  The SD Act also limits the voting rights of shares acquired in specified types of acquisitions and restricts specified types of business combinations. The existence or issuance of "blank check" stock, the classified board, the existence of our shareholder rights plan and the effect of the anti-takeover provisions of the SD Act, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

Significant changes in the market price of our common stock could result in securities litigation claims against us. Significant price and value fluctuations have occurred with respect to the publicly-traded securities of technology companies generally. The price of our common stock recently has changed significantly and is likely to continue to experience significant changes in the future. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly-traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. Although we maintain directors’ and officers’ insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Unfavorable results of legal proceedings could have a material adverse effect on us. As described in Item 3 of this Annual Report on Form 10-K, our company has been named as a defendant in two complaints filed by three plaintiffs in November 2008 in the U.S. District Court for the District of South Dakota. The complaints purport to be brought on behalf of the classes described in the complaints; allege that the defendants, including the company, materially misled the investing public as described in the complaints; and allege claims under the Securities Exchange Act of 1934, as amended. Related additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of the merit of any claims, defending them can be time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow. Should we fail to prevail in these matters, or should any of these matters be resolved against us, we may be faced with significant monetary damages, which also could materially adversely affect our business, financial condition and results of operations, including our cash flow.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future. Our financial position, results of operations and cash flow could be materially adversely affected by the current and continuing difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and recession in the United States and other parts of the world. The impact, if any, that these factors might have on us and our business, is uncertain and cannot be estimated at this time.  Current economic conditions have accentuated each of the risks described in this Annual Report on Form 10-K and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

•

Economic conditions could result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased net sales and earnings for us.

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

As of May 2, 2009, we leased approximately 52 facilities throughout the United States and eight facilities outside the United States used for sales and service offices. We also lease two facilities in Sioux Falls, South Dakota, comprising approximately 120,000 square feet.  One of the leases contains an option to purchase the building from May 31, 2009 through May 31, 2011.  Our China subsidiary leases approximately 17,000 square feet in a building in Shanghai for sales, service and manufacturing.  The majority of the remaining sales and service offices located throughout the United States, Canada, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases. These lease obligations expire on various dates with the longest commitment extending to fiscal year 2016. We believe all of our leases will be renewable at market terms in our discretion as they become due or that suitable alternative space will be available to lease under similar terms and conditions.

We own various buildings in Brookings, South Dakota, totaling approximately 1,000,000 square feet and a building in Redwood Falls, Minnesota, totaling approximately 100,000 square feet.

In fiscal year 2007, we committed to purchase a building in Brookings, South Dakota, on or before June 15, 2009 for approximately $3 million.  The building is intended to be rented out initially and in future years to be used by us for both manufacturing and office expansion. The building is located adjacent to our existing facilities and has approximately 48,000 square feet.

In the fourth quarter of fiscal year 2008, we entered into a lease agreement for approximately 90,000 square feet for a new building in Shanghai, China. This includes space for more significant manufacturing, and we expect to occupy the building in the second quarter of fiscal year 2010.

Item 3. LEGAL PROCEEDINGS

Our company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007. In an Amended Consolidated Complaint filed on April 13, 2009 (the “Complaint”), the Complaint alleges that the defendants made false and misleading statements of material facts about our business and financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper. On June 5, 2009, we filed a motion to dismiss the Complaint. Briefing on the motion is currently underway.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the Complaint, and we intend to contest these actions vigorously. We are not able to predict the ultimate outcome of this litigation, but regardless of the merits of the claims, it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow.

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of three of our shareholders. The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the Complaint. The Board referred the demands to a special committee of independent directors for investigation and action. The special committee concluded its investigation and determined that it would not be in the best interests of the company to take any action on the allegations contained in the demands at this time and that it will continue to monitor the matter and revisit the demands if more information becomes available to it.

We are involved in a variety of other legal actions relating to various matters that arise in the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders through a solicitation of proxies or otherwise during the fourth quarter of fiscal 2009.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently is quoted on The NASDAQ Global Market under the symbol “DAKT.” As of June 9, 2009, we had 507 shareholders of record. Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
1st Quarter	$21.32	$14.62	$27.30	$20.37
2nd Quarter	21.15	9.02	32.37	20.87
3rd Quarter	10.69	5.69	30.08	18.20
4th Quarter	9.46	5.89	21.00	13.88

On May 28, 2009, our Board of Directors declared an annual dividend payment of $0.095 per share on our common stock for the fiscal year ended May 2, 2009.

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

Performance Graph

The following graph shows changes during the period from May 1, 2004 to May 2, 2009 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Stock Market Index for U.S. companies; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of income data for the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007 and the balance sheet data at May 2, 2009 and April 26, 2008 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of income data for the fiscal years ended April 26, 2006 and April 30, 2005 and the balance sheet data at April 28, 2007, April 29, 2006 and April 30, 2005 are derived from audited financial statements not included in this report.

	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$581,931	$499,677	$433,201	$309,370	$230,346
Operating income	42,617	38,243	36,915	31,815	19,436
Net income	26,428	26,213	24,427	20,961	15,660
Diluted earnings per share*	0.64	0.63	0.59	0.52	0.39
Weighted average diluted
shares outstanding*	41,152	41,337	41,311	40,506	40,274
Balance Sheet Data:
Working capital	$104,543	$62,545	$44,904	$74,930	$62,287
Total assets	324,876	294,479	265,850	199,231	151,462
Long-term liabilities	10,535	8,074	9,060	6,253	5,556
Shareholders' equity	211,911	183,253	153,708	125,345	103,910
Cash dividend per share*	0.09	0.07	0.06	0.05	-

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Fiscal year 2009 contained 53 weeks, and fiscal years 2008 and 2007 each contained 52 weeks.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of May 2, 2009 and April 26, 2008, we had an allowance for doubtful accounts balance of $2.2 million and $1.7 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. Other than as described in Note 14 in the Notes to the Consolidated Financial Statements, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of May 2, 2009 and April 26, 2008, we had $19.8 million and $12.4 million reserved for warranty costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of May 2, 2009 and April 26, 2008, we had $9.5 million and $7.0 million of deferred revenue related to extended warranty and product maintenance, respectively.

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

Income taxes. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established. We review deferred tax assets, including net operating losses, and for those not expecting to be realized, we have recognized a valuation allowance. If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

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

Stock-based compensation: Effective April 30, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007 using the following valuation methods: (a) for share-based payments granted prior to but not yet vested as of April 30, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123 and (b) for share-based payments granted on or after April 30, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 9 of the Notes to Consolidated Financial Statements for further information regarding our stock-based compensation programs and the assumptions we use to calculate the fair value of share-based compensation.

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

Results of Operations

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Income for the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.3	70.5	70.8
Gross profit	26.7	29.5	29.2
Operating expenses	19.4	21.9	20.7
Operating income	7.3	7.6	8.5
Interest income (expense), net	0.3	0.1	0.3
Other income (expense), net	(0.5)	0.2	(0.3)
Income before income taxes	7.1	7.9	8.5
Income tax expense	2.6	2.7	2.9
Net income	4.5%	5.2%	5.6%

Net Sales

Fiscal Year 2009 as compared to Fiscal Year 2008

Net sales increased 16.5% to $581.9 million for fiscal year 2009 as compared to $499.7 million for fiscal year 2008.

Commercial Business Unit. Net sales in the Commercial business unit decreased approximately 14% during fiscal 2009 as compared to fiscal 2008 from $180.9 million to $155.9 million. Within this business unit, net sales in the outdoor advertising niche (digital billboards) decreased by approximately $15.9 million or 19% as compared to fiscal 2008. Net sales in our reseller niche, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, decreased approximately $9.4 million or 14%.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009. We were one of two primary vendors of digital billboards for this customer. This corresponded to a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009. It is our belief that the current economic conditions and limited credit availability have caused this decline. Although we believe that this niche still remains a long-term growth opportunity, we do not expect to see it rebound until sometime in calendar 2011, based on industry reports. It is also important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

The decline in the reseller niche was due to a lower level of large contract business and sales of Galaxy® displays. We attribute the decline in both areas to the worsening economic conditions and to internal execution issues related to meeting delivery commitments in the first half of fiscal 2009. We have seen sales decline sequentially each quarter during fiscal year 2009 and are uncertain when net sales will stabilize and start to increase. For the long-term, we believe that this niche will be a growth area for the company.

Subject to the foregoing, our Commercial business unit generally benefits from increasing product acceptance, lower cost of displays, our expanding distribution network and a better understanding by our customers of the product as a revenue generation tool.

In the past, the seasonality of the outdoor advertising niche was a factor in the fluctuation of our net sales over the course of a fiscal year because the deployment of digital displays slows in the winter months in the colder climate regions of the U.S. Generally, seasonality is not a material factor in the rest of the Commercial business. Our estimates for net sales and orders in the Commercial business unit could vary significantly depending on the economic and credit factors and our ability to capture business in our national account niche.

Order bookings in the Commercial business unit were down approximately 26.3% in fiscal 2009 as compared to fiscal 2008. The decline was caused by declines in both the reseller and outdoor advertising niches for the same reasons as described in net sales.

Live Events Business Unit. Net sales in the Live Events business unit increased by approximately 60% in fiscal 2009 as compared to fiscal 2008 from $168.6 million to $269.7 million. Orders increased approximately 23% in fiscal 2009 as compared to fiscal 2008. The increase in orders for fiscal 2009 as compared to fiscal 2008 reflects a $45 million contract related to the New Meadowlands Stadium in New Jersey. We also booked two other large contracts for major league baseball facilities totaling approximately $16 million during the third quarter of fiscal 2009. This compares to a number of transactions booked in the third quarter of fiscal 2008 each of which exceeded $10 million, primarily in professional baseball facilities.

As we began fiscal 2009, we had expected to see significant order growth in the Live Events business unit as a result of the number of large projects in our pipeline and taking into account our market share. Through the year, we achieved our share of these projects which, along with growth in the number of smaller projects have allowed us to achieve higher than expected net sales growth, partially offsetting the decline in Commercial business unit sales. During the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors, in the Live Events marketplace, that we believe are not sustainable for the long-term but are likely to adversely affect our ability to book orders and our gross profit margins. As a result of these competitive factors, it is difficult to forecast net sales for fiscal 2010; however, we realize that given the unusually high level of net sales related to large new construction projects over the past 12 months, it is likely that net sales will decline significantly in fiscal 2010. This decline is more likely given the natural volatility of the business where it is not practical to sustain net sales growth rates similar to fiscal 2009 over consecutive years. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment causes us to be less optimistic about how the economy may impact this business. There have been transactions which have been delayed due to economic conditions, but the impact to date has not been material. This could change in the future; however, over the long-term we expect to see growth assuming that the economy improves and we are successful at counteracting competitive pressures.

Our expectations regarding growth over the long-term in large sports venues is due to a number of factors, including the expanding market, with facilities historically spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our network of field sales and service offices, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business, although the severity of the current economic conditions are somewhat unprecedented. Net sales in our sports marketing and mobile and modular portion of this business unit were less than 2% of total net sales and thus were not significant in fiscal 2009 and fiscal 2008.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit increased approximately 9% in fiscal 2009 as compared to fiscal 2008, from $60.9 million to $66.4 million. Orders for the business unit are relatively flat for fiscal 2009 as compared fiscal 2008. Underlying the lack of order growth overall is an increase of approximately 5% in orders of display systems to smaller colleges and K-12 facilities and a decline of approximately 33% in orders of hoist systems. We had expected orders to increase by more than 15% for the entire fiscal year for this business unit, but achievement of this growth has been adversely affected by shipping delays earlier in fiscal 2009. Economic conditions have also impacted this business unit.  We expect orders and net sales for the business unit for fiscal 2010 to be more or less flat; however, that will depend on economic conditions.

Transportation Business Unit. Net sales in the Transportation business unit decreased approximately 8% in fiscal 2009 as compared to fiscal 2008, from $37.4 million to $34.3 million. Orders for fiscal year 2009 are up approximately 30%. The decline in net sales and the increase in orders were due to the timing of deliveries according to customer schedules. We believe that the increases in orders in this business unit are due, in part, to federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share. We expect that net sales and orders in the Transportation business unit could grow significantly in fiscal 2010.

International Business Unit. Net sales in the International business unit increased by approximately 8% in fiscal 2009 as compared to fiscal 2008, from $51.8 million to $55.7 million. Orders decreased approximately 40% in fiscal 2009 as compared to fiscal 2008. The increase in net sales in fiscal 2009 as compared to fiscal 2008 was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009. Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual. Overall, we are making considerable investments in growing our business internationally, where we do not have the same market share as we do domestically. We also believe that in the second half of fiscal 2009 we began to see competitive pressures similar to the competitive pressures described above in the Live Events business unit because the competitors tend to overlap. We believe that this had an adverse impact on order bookings in the second half of fiscal 2009, and we expect it to carry over in fiscal 2010. In addition, although we see a number of opportunities for growth in fiscal 2010, we retain some pessimism due to these competitive factors. If we are awarded a higher level of business in fiscal 2010, we expect that it will be at lower gross profit margins.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from the use of our display products. These sales represented less than 2% of net sales for fiscal years 2009 and 2008. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Fiscal Year 2008 as compared to Fiscal Year 2007

Net sales increased 15.3% to $499.7 million for fiscal 2008 as compared to $433.2 million for fiscal 2007.

The level of net sales generated in fiscal 2007 in all five business units was limited as a result of capacity constraints within our manufacturing facilities, both in terms of space and personnel. This trend began in the second quarter of fiscal 2006 and diminished to a large degree in the third quarter of fiscal 2007 as a result of the ramping-up of our facilities in Brookings and Sioux Falls, South Dakota, and Redwood Falls, Minnesota. These capacity constraints did not exist in fiscal year 2008.

Commercial Business Unit. Net sales in the Commercial Business unit increased approximately 31% during fiscal 2008 as compared to fiscal 2007 from $137.6 million to $180.9 million. The largest growth in terms of dollars and as a percentage is attributable to increases in our outdoor advertising niche followed by a smaller increase in sales of our standard Galaxy® product line. During the second quarter of fiscal 2008, we experienced a lengthening of lead times in our Galaxy® product line caused by issues related to supply chain challenges and plant execution. We addressed these issues in the third quarter of fiscal 2008, but this negatively impacted net sales and orders during fiscal 2008. Addressing these issues allowed us to catch up on delayed orders of Galaxy® products and reduce lead times to acceptable levels in the third quarter of fiscal 2008. We also believe that adverse economic conditions in the fourth quarter had an adverse impact on the overall level of business within this product category.

The most significant factor for increasing net sales in fiscal 2008 as compared to fiscal 2007 was the order volume of digital displays for outdoor advertising companies. This occurred primarily due to an increase in our customer base and the increasing number of displays purchased by existing customers. We also believe that our Valo™ digital billboard product line helped us maintain and potentially grow our market share due to its features and functions.

Live Events Business Unit. Net sales in the Live Events business unit decreased by approximately 5% in fiscal 2008 as compared to fiscal 2007 from $177.2 million to $168.6 million. During fiscal 2007, orders for live events, primarily large sports venues, were unusually high. As a result, we had expected that sales for fiscal 2008 generally would be limited in growth potential aside from the impact of some exceptionally large potential project orders and their conversion to net sales, which occurred as anticipated in fiscal 2008. We believe that this volatility is inherent in the large contract business. Orders increased approximately 1% in fiscal 2008 as compared to fiscal 2007. Included in these orders were a greater than historical level of dollars that have longer lead times to start manufacturing. This generally happens when a greater percentage of the business is new construction as opposed to major upgrades.

Schools and Theatres Business Unit. Net sales in the Schools and Theatres business unit increased approximately 20% in fiscal 2008 as compared to fiscal 2007, from $50.8 million to $60.9 million. The increase in net sales was impacted by the acquisition of the hoist business late in the second quarter of fiscal year 2007 and more orders being booked as we further penetrated the market. Orders within this business unit increased at a much higher rate than net sales and were up approximately 38% in fiscal 2008 as compared to fiscal 2007.

Transportation Business Unit. Net sales in the Transportation business unit increased approximately 23% in fiscal 2008 as compared to fiscal 2007, from $30.4 million to $37.4 million. Orders for fiscal 2008 were up approximately 4%. We believe that the increases in net sales and orders in this business were due, in part, to legislation passed during calendar year 2005 by the United States Congress that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share.

International Business Unit. Net sales in the International business unit increased by approximately 40% in fiscal 2008 as compared to fiscal 2007, from $37.1 million to $51.8 million. The increase was attributable to the success we experienced in both Europe and Asia, which was our primary geographic areas of focus outside of the U.S. Orders increased approximately 93% in fiscal 2008 as compared to fiscal 2007. This growth was primarily due to a limited number of large orders which drove the increased net sales. These orders included sales of digital billboards in Europe and large displays systems in commercial settings in Asia and were the result of the investments we had made previously to develop a local presence in these areas.

Backlog

Our backlog at the end of fiscal 2009 was $120 million as compared to $175 million at the end of fiscal 2008. Overall, the decline in backlog is the result of the lower than expected order bookings resulting from the factors described above. Much of the decline is attributable to large projects related to new sports stadiums that were converted to net sales in fiscal 2009 in the Live Events business unit, decreases in orders for digital billboard displays in our Commercial business unit, and decreases in orders in the fourth quarter of fiscal 2009 compared to the same period of fiscal 2008. Backlog decreased over fiscal 2008 in Schools and Theatres business unit but increased in the Transportation business unit. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

Gross Profit

Fiscal Year 2009 as compared to Fiscal Year 2008

Gross profit increased approximately 5% to $155.4 million in fiscal 2009 from $147.6 million in fiscal 2008. As a percent of net sales, gross profit decreased to 26.7% in fiscal 2009 from 29.5% in fiscal 2008. The increase in gross margin dollars was due to higher net sales. Gross margin percents on large contracts increased during fiscal 2009 by approximately two percentage points over fiscal 2008 as a result of better margins on PS-X display technology orders primarily on the large new construction projects. This increase was more than offset by the costs of excess capacity in the second half of fiscal 2009, higher warranty costs and inventory write-downs, and the reorganization of our field services infrastructure (which offsets an equal decline in selling expense). These decreases have been partially offset by a gain of approximately $1 million on the sale of our building in Tampa, Florida in the first quarter of fiscal 2009.

Warranty costs caused gross profit percentages to decline by more than two percentage points in fiscal 2009 as compared to fiscal 2008. This decline is due primarily to issues with new product designs and quality. We are and have been over the past year investing significant resources into standardizing our display product line, which we believe contained excessive custom design, increasing our risk of warranty costs. In addition, to reduce the level of warranty exposure, we have invested in more sophisticated product reliability test equipment and personnel to implement more rigorous product testing procedures and to continue to enhance our quality processes in manufacturing. We believe that we have made progress in gaining control over our warranty costs but cannot be certain that new issues will not arise, including those described in note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Increased inventory write-downs are resulting from write-downs in Canada related to the plant closure and the write-off of excess inventory. We also incurred costs during the second quarter of fiscal 2009 to close down our manufacturing operation in Canada. The reorganization of our field services department adversely impacted gross profit percentages by approximately 0.6 points. Finally, the higher costs of excess manufacturing capacity resulted from the sharp decline in net sales in the second half of fiscal 2009 on a sequential basis, making it difficult to adjust costs adequately. The higher costs of manufacturing infrastructure include additional personnel in quality, manufacturing engineering and inventory management. These factors, excluding warranty costs, impacted all business units.

During the third quarter of fiscal 2009, as described in note 14 of the Notes to Consolidated Financial Statements, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel in certain conditions. We have accrued a reserve at the low end of the range of estimates since no single amount within the range is a better estimate. Therefore it is possible that we could incur additional losses in fiscal 2010 of up to approximately $1.6 million, which would be at the high end of the estimated range.

Within the Commercial business unit, gross profit percent decreased approximately seven percentage points in fiscal 2009 as compared to fiscal 2008 as a result of a decline in margin in all niches. The decline resulted from greater costs of excess capacity and lower margins in our Galaxy® display business, which is being impacted by the economic conditions and delivery execution, increased competition in the outdoor advertising niche and the factors described above.

Gross profit percentages in our Live Events business unit increased approximately four percentage points in fiscal 2009 as compared to fiscal 2008. The increase was primarily the result of higher margins on product sales as mentioned above and was partially offset by higher than expected warranty costs.

Gross profit percentages in our Schools and Theatres business unit decreased seven percent in fiscal 2009 as compared to fiscal 2008. This decline resulted from greater variances in manufacturing, the reclassification of our field services infrastructure to cost of goods sold, and lower overall margins on standard products.

Gross profit percentages in our Transportation business unit declined approximately seven percent in fiscal 2009 as compared to fiscal 2008. The decrease was the result of the lower sales level in the last half of the year, which adversely impacted utilization.

Gross profit in our International business unit declined 11 margin points in fiscal 2009 as compared to fiscal 2008, which we attribute primarily to the impact of warranty costs.

We expect that the gross profit percentage may decline in fiscal 2010 as compared to fiscal 2009, primarily as a result of the costs of excess capacity and the competitive factors previously described.

Fiscal Year 2008 as compared to Fiscal Year 2007

Gross profit increased 16.6% to $147.6 million in fiscal 2008 from $126.6 million in fiscal 2007. As a percent of net sales, gross profit increased to 29.5% in fiscal 2008 from 29.2% in fiscal 2007. The increase in gross margin dollars was due to the higher level of net sales described above and an increase in the gross profit percentage. Gross profits had been positively impacted by higher gross margins on contract orders, which rose during the first half of fiscal 2008 as compared to fiscal 2007 and then declined in the second half of the year. The positive factors influencing gross profit margin in fiscal 2008 included new products offered, which are able to earn a higher average margin in the marketplace; declines in raw materials pricing; greater absorption of facilities costs as net sales increase, and the competitive landscape.   Our new products were the main driver of the increase, which have added in excess of 0.5 margin points, while the effects of the raw materials pricing and the increased absorption have been slightly less than that.  Offsetting these positive implications were the lower margins associated with the large orders for professional sports facilities, which traditionally carry smaller margins. We also incurred significantly higher costs of warranties as a percent of net sales in fiscal 2008 as compared to fiscal 2007. As a percent of net sales, warranty costs were approximately 3% in fiscal 2008 as compared to 2% in fiscal 2007. These higher warranty costs tend to drive much higher indirect labor costs as well, which rose significantly in fiscal 2008 as compared to fiscal 2007. The impact of these indirect labor costs associated with services adversely impacted the gross margin percentage, decreasing it by 1.5 margin points and affecting all business units.

Within the Commercial business unit, gross margin percents increased approximately 1.5 percentage points in fiscal 2008 as compared to fiscal 2007 as a result of the higher margins in the outdoor advertising portion of that business as compared to the prior year. This increase began to dissipate in the second half of fiscal 2008 as we renegotiated pricing with our customers for our new Valo™ digital billboard product. We were also negatively impacted by higher costs and manufacturing variances associated with our Galaxy® product line due to the various manufacturing issues described above.

Gross profit percentages in the Live Events business unit declined approximately one percentage point in fiscal 2008 as compared to fiscal 2007. This decline resulted from the impact of warranty costs, higher indirect labor costs associated with services and higher manufacturing variances during the fiscal year. This was offset by better performance on contracts, as we were able to decrease costs on certain video products without having to reduce pricing.

Gross profit declined in the International business unit approximately three margin points in fiscal 2008 as compared to fiscal 2007, which we attribute to the impact of warranty costs and the impact of some of the larger transactions booked during fiscal 2008 that generally carry a higher than expected gross profit margin.

The gross profit margin percents for the Schools and Theatres business unit and the Transportation business unit did not change materially in fiscal 2008 as compared to fiscal 2007.

Operating Expenses

Fiscal Year 2009 as compared to Fiscal Year 2008

Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, increased by 3.1% to $112.7 million in fiscal 2009 from $109.3 million in fiscal 2008. As a percentage of net sales, operating expenses declined to 19.4% in fiscal 2009 as compared to 21.9% in fiscal 2008. The changes in the various components of operating expenses are explained below. As a result of the downturn in orders and net sales that arose during the third quarter of fiscal 2009, we began a process to decrease all types of operating expenses to partially keep pace with the declining net sales on a sequential basis. We expect these efforts to continue well into fiscal 2010. The ultimate level of decreased spending is difficult to estimate as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and to date, our approach has been focused on allowing attrition drive a significant portion of the decrease when coupled with a general hiring freeze. In addition, we have implemented wage freezes for salaried employees beginning in fiscal 2010 and have implemented various other cost reduction initiatives. We have limited the amount of decreases in spending so that we do not adversely impact our business when the economy and the market for our products improve, as our intention is to emerge from the downturn stronger than when we entered it.

Fiscal Year 2008 as compared to Fiscal Year 2007
Operating expenses increased by 21.9% to $109.3 million in fiscal 2008 from $89.7 million in fiscal 2007. The changes in the various components of operating expenses are explained below. All areas within operating expenses were impacted by higher personnel costs to support our growth and higher benefit costs, consisting primarily of the cost of medical insurance. As a percentage of net sales, the increase was attributable in general to the investment we made to position us for the anticipated market opportunities in the future.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2009 as compared to Fiscal Year 2008

Selling expenses decreased 0.3% to $62.3 million for fiscal 2009 as compared to $62.5 million in fiscal 2008. As a percentage of net sales, selling expenses were 10.7% and 12.5% in fiscal 2009 and 2008, respectively

As described in previous filings, we reorganized our field services organization at the beginning of fiscal 2009 and, as a result, approximately $2.5 million of expenses, primarily personnel costs, incurred in fiscal 2008 that were classified as selling expense were classified in cost of goods sold in fiscal 2009.  Had this change not been made, selling expense as a percentage of net sales would have still declined.  Selling expenses for fiscal 2009 were lower than selling expenses in fiscal 2008 principally because of a decrease in personnel costs, including taxes and benefits of approximately $0.2 million, and a decline of $1.7 million in travel and entertainment costs. Offsetting these decreases were increases in bad debt expense, which increased approximately $1.9 million; an increase in commissions to third parties, which increased by approximately $0.4 million; and an increase in credit card fees of approximately $0.5 million. The increase in bad debt expense was the result of a number of isolated product issues and customer issues, although a small portion of the increase could be resulting from the adverse economic conditions. The increase in commissions is due to the nature of the specific underlying transactions. Typically commissions are not a significant factor in our business.

As described above we are focused on reducing selling expense. However, we remain committed to generating orders, and our focus is not to reduce infrastructure to match the decline in net sales, as we believe that would hurt the company once the economy begins to recover. The cost reductions include reallocating resources, such as redeploying sales staff to areas where there are more opportunities for near and long-term growth, and closing company offices where staff members can work out of their home offices and other initiatives.

Fiscal Year 2008 as compared to Fiscal Year 2007

Selling expenses increased 15.6% to $62.5 million for fiscal 2008 as compared to $54.0 million in fiscal 2007. As a percentage of net sales, selling expenses were 12.5% in fiscal 2008 and fiscal 2007. The increase in selling expenses was attributable to higher levels of personnel costs, which comprised over 30% of the increase, and international expansion, which comprised more than 50% of the increase. The remaining increase was caused by the increased facilities and infrastructure costs incurred with the facilities expansion, primarily in Brookings, South Dakota. The increase in the number of employees was planned to cover growth expectations across all markets and included the impact of hiring additional personnel to support various other investments made into growing areas, such as our services business and commercial sales. The increase in the international costs included increased costs of personnel and related items.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

Fiscal Year 2009 as compared to Fiscal Year 2008

General and administrative costs increased 10.8% to $28.8 million in fiscal 2009 compared to $26.0 million for fiscal 2008. As a percent of net sales, general and administrative expenses were 4.9% and 5.2% for fiscal 2009 and fiscal 2008, respectively. The increase in general and administrative costs was the result of an increase of approximately $2.0 million in personnel costs, including benefits and taxes to support our planned international and other growth; higher costs related to the hardware and software infrastructure, including depreciation, which increased $1.2 million; and higher professional fees, which consisted primarily of higher legal fees resulting from the higher costs of contract negotiations and litigation, which increased by approximately $0.3 million. These increases were offset by declines in recruiting costs and other expenses. We expect that for fiscal 2010, general and administrative expenses will decline further in dollars but will increase as a percent of net sales.

Fiscal Year 2008 as compared to Fiscal Year 2007

General and administrative costs increased 30.0% to $26.0 million in fiscal 2008 compared to $20.0 million for fiscal 2007. As a percent of net sales, general and administrative expenses were 5.2% and 4.6% for fiscal 2008 and fiscal 2007, respectively. The increase in general and administrative costs was the result of higher costs of personnel and related infrastructure to support our growth, including international growth, which comprised more than 55% of the increase; and higher costs related to the investments in infrastructure made in fiscal 2007, which comprised approximately 20% of the increased spending and included higher computer hardware and software maintenance costs from prior fiscal years’ commitments and greater depreciation costs. The remaining increases are from various items such as increased amortization expense related to fiscal 2007 acquisitions, higher employee benefit costs due to expanded benefits and increased health insurance costs, and higher bank fees related to higher credit card fees and international expansion.

Product design and development expenses consist primarily of salaries, other employee-related costs and facilities and equipment-related costs and supplies.

Fiscal Year 2009 as compared to Fiscal Year 2008

Product development expenses increased approximately 3.8% to $21.6 million in fiscal 2009 compared to $20.8 million in fiscal 2008. As a percent of net sales, product development expenses were 3.7% and 4.2% for fiscal 2009 and fiscal 2008, respectively. Investments in our common module platforms and various other initiatives to standardize display components, in our line of PS-X, HD-X and PST® video displays and in other display technologies and related items, including control systems for both single site displays and networked displays, continued to drive increases in product development. We also invested in other product lines, including our Galaxy® display technology, Sportsound® systems and control systems. We developed new products and enhanced products, including our Valo™ digital billboards and a wider range of PST® products with more pixel density options. We also invested heavily in initiatives designed to improve manufacturing processes and decrease the cost of our products. We expect that product development will decrease in dollars in fiscal 2010 but will likely exceed our long-term target of 4% of net sales.

Fiscal Year 2008 as compared to Fiscal Year 2007

Product development expenses increased approximately 33.3% to $20.8 million in fiscal 2008 compared to $15.6 million in fiscal 2007. As a percent of net sales, product development expenses were 4.2% and 3.6% for fiscal 2008 and fiscal 2007, respectively. Investments in fiscal 2008 and fiscal 2007 were similar to the investments made in fiscal 2009. Increases in spending in fiscal 2008 as compared to fiscal 2007 were primarily the result of increase personnel and payroll costs corresponding with our desire to invest more based on the higher level of net sales and the opportunities to improve product margins and offerings.

Operating Income by Segment

The following table sets forth operating income (loss) by segment:

	Year Ended
	May 2,	April 26,	April 28,
Operating Income (Loss)	2009	2008	2007
Commercial	$6,610	$28,124	$15,027
Live Events	43,844	4,944	14,031
Schools & Theatres	(4,320)	(1,929)	(1,996)
Transportation	(639)	2,363	3,352
International	(2,878)	4,741	6,501
Segment Operating Income	$42,617	$38,243	$36,915

Operating income (loss) by segment is based on the direct costs associated with each segment plus allocations of various expenses on a discretionary basis that may not be indicative of the segment’s operating income on a stand-alone basis. Certain items are allocated based on management’s judgment as to the best methods to achieve company-wide goals. Therefore, we caution making conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.

Fiscal Year 2009 as compared to Fiscal Year 2008

Within the Commercial business unit, operating income decreased in fiscal 2009 as compared to fiscal 2008 as a result of lower gross profit margins caused by the excess capacity in the second half of fiscal 2009, an increase in selling expense, and higher costs of product development and general and administrative costs that correspond to the overall increases for the company.

Operating income increased in the Live Events business unit in fiscal 2009 as compared to fiscal 2008 as a result of the increase in net sales described above and the increase in gross profit margins of four percentage points described above. In addition, selling expenses decreased by approximately $1.9 million in fiscal 2009 as compared to fiscal 2008 in part due to a reassignment of costs to the Schools and Theaters business unit relating to sports marketing activities to reflect the greater emphasis being placed on sports marketing in high schools.

The operating income in Schools and Theatres business unit decreased in fiscal 2009 as compared to fiscal 2008 as a result of lower gross profit margins caused by higher costs of manufacturing variances offset by lower selling costs as we reallocated personnel at the beginning of fiscal 2009 into costs of goods sold as described above.

Within the Transportation business unit, operating income decreased in fiscal 2009 as compared to fiscal 2008 as a result of a decrease in net sales and a decline in gross profit percentages due to lower contract margins and higher manufacturing variances. Other components of operating margin did not change materially.

Operating income for the International business unit decreased in fiscal 2009 as compared to fiscal 2008. The decrease was a result of increased warranty costs and increased operating expenses in an effort to expand the International business unit.

Fiscal Year 2008 as compared to Fiscal Year 2007

Within the Commercial business unit, operating income increased in fiscal 2008 as compared to fiscal 2007 as a result of the increase in net sales for the unit, with an increase of approximately two percentage points in gross profit percents and increased leverage of selling expense as a percent of net sales.

Operating margin decreased in the Live Events business unit as a result of a decline in net sales as described above, along with a point decrease in gross profit margin. In addition, selling expenses increased by approximately $1 million.

The operating margin in the Schools and Theatres business unit increased in fiscal 2008 as compared to fiscal 2007 as a result of higher net sales at similar gross profit margins offset by higher selling and allocations of product development expenses and general and administrative expenses.

Within the Transportation business unit, operating income remained flat in fiscal 2008 as compared to fiscal 2007 as a result of a growth in net sales being offset by higher operating expenses.

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

Fiscal Year 2009 as compared to Fiscal Year 2008

Interest income increased 23.5% to $2.1 million for fiscal 2009 as compared to $1.7 million for fiscal 2008. The increase was the result of higher levels of temporary cash investments. We expect that the amount of interest income will increase in fiscal 2010 over fiscal 2009 due to higher average levels of temporary cash investments.

Interest expense decreased 85.7% to $0.2 million in fiscal 2009 as compared $1.4 million for fiscal 2008. The decrease is due to lower average borrowings outstanding during fiscal 2009 as compared to fiscal 2008. We do not expect the levels of debt to change materially in fiscal 2010 from fiscal 2009; therefore, interest expense is expected to be insignificant in fiscal 2010.

Fiscal Year 2008 as compared to Fiscal Year 2007

Interest income decreased 5.6% to $1.7 million for fiscal 2008 as compared to $1.8 million for fiscal 2007. The decrease was the result of lower levels of interest-bearing marketable securities. This was offset partially by higher levels of interest-bearing long-term receivables.

Interest expense increased 100.0% to $1.4 million in fiscal 2008 as compared $0.7 million for fiscal 2007. The increase was due to higher levels of debt outstanding and higher average interest rates on that debt during fiscal 2008.

Income Taxes

Fiscal Year 2009 as compared to Fiscal Year 2008

Income taxes increased 12.7% to $15.1 million in fiscal 2009 as compared to $13.4 million in fiscal 2008. The increase was attributable primarily to the increase in income before income taxes and an increase in the effective tax rate. The effective tax rate increased from 33.8% in fiscal 2008 to 36.4% in fiscal 2009. The increase in the effective tax rate is attributable to a higher state income tax rate in fiscal 2009 as a result of our business in high–tax rate states, a decline in research and development tax credits as a percentage of net income in fiscal 2009, the benefit of favorable adjustments in our current liabilities in fiscal 2008, and the lower level of income earned in foreign jurisdictions in fiscal 2009 where effective rates are lower than the United States. We expect that the effective tax rate for fiscal 2010 will approximate fiscal 2009 rates, but that could vary depending on the mix of income in foreign jurisdictions and other factors. During the second quarter of fiscal 2009, Congress passed and the President signed into law a bill that reinstated the research and development tax credit, which had expired as of December 31, 2007. The reinstatement caused a decline in our domestic effective tax rate. On a quarterly basis, our effective rate is impacted by the mix of business in each foreign jurisdiction.

Fiscal Year 2008 as compared to Fiscal Year 2007

Income taxes increased 8.1% to $13.4 million in fiscal 2008 as compared to $12.4 million in fiscal 2007. The increase was attributable primarily to the increase in income before income taxes. In addition, we also realized benefits from amending federal tax returns to take advantage of foreign tax credits related to business outside the United States and a lower effective state income tax rate related to fiscal 2007 and fiscal 2008, which were realized in fiscal 2008. The effective rate increased from 33.6% in fiscal 2007 to 33.8% in fiscal 2008. We benefit from lower tax rates overall in China, where we were able to generate taxable income that is subject to a tax holiday for a fixed period of time after we began generating a profit. Furthermore, there are lower rates in the other foreign markets in which we operate. Finally, we were eligible for research and development tax credits for only seven months of fiscal 2008 as compared to all of fiscal 2007.

Fiscal Year 2009 Fourth Quarter Summary

During the fourth quarter of fiscal 2009, net sales decreased 5.7% to $121.8 million as compared to $129.1 million in the fourth quarter of fiscal 2008. The decrease was primarily due to decreased net sales in the International and Commercial business units as explained previously in this Annual Report on Form 10-K.

Gross margin percentage declined from 28.1% in the fourth quarter of fiscal 2008 to 23.0% in the fourth quarter of fiscal 2009. The decline in gross profit levels was primarily due to higher warranty costs in the fourth quarter of fiscal 2009 and the impact of lower than expected net sales, which resulted in less overhead absorption or excess capacity.

Selling and general and administrative costs declined by 3.9% in the fourth quarter of fiscal 2009 to $21.9 million as compared to $22.8 million in the fourth quarter of fiscal 2008. The decline results from lower payroll and benefits costs due to the classification of certain sales and services staff into costs of goods sold as described above, lower costs of travel and entertainment as described above, offset by an increase in bad debt expense as described above.

Product development costs declined by 22.0% in the fourth quarter of fiscal 2009 to $4.6 million as compared to $5.9 million in the fourth quarter of fiscal 2008. The decrease was due to in part to a change in estimated accruals for patent fees of approximately $0.4 million and a greater emphasis on product development as opposed to contract costs in the fourth quarter of fiscal 2008.

Net interest income increased to $0.4 million in the fourth quarter of fiscal 2009 from a net interest expense of $0.3 million in the fourth quarter of fiscal 2008. The increase was due primarily to lower levels of interest expense resulting from less debt outstanding and lower interest rates.

The effective tax rate for the fourth quarter of fiscal year 2009 increased to 67.6% from 23.7% in the fourth quarter of fiscal 2008. The increase was due to the higher losses in foreign jurisdictions in the quarter as compared to one year ago and the impact of an adjustment to the current liabilities in fiscal 2008 as described above. The unusually high effective tax rate in the fourth quarter resulted from the adjustment of the estimated annual rate in the fourth quarter of fiscal 2009 as compared to the estimated effective tax rate used in the third quarter of fiscal 2009.

Liquidity and Capital Resources

Working capital was $104.5 million at May 2, 2009 compared to $62.5 million at April 26, 2008. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for fiscal 2009 was $48.7 million. Net income of $26.4 million plus depreciation and amortization of $24.4 million, the add back of $2.4 million equity in net losses of equity investments and $3.2 million of stock-based compensation, less $2.9 million in changes in net operating assets and $4.3 million in the changes of deferred income taxes, generated the cash provided by operations.

The most significant driver of the changes in net operating assets was the increase in accrued expenses and warranty obligations. This increase was partially offset by increases in inventories, costs and estimated earnings in excess of billings, deferred income taxes, and accounts receivable and a decrease in billings in excess of costs and estimated earnings. The decrease in billings in excess of costs and estimated earnings is the result of deposits we receive on orders primarily with outdoor advertising customers, which declined significantly. The increase in accrued expenses and warranties is the result of higher warranty reserves established in fiscal 2009 as a percentage of net sales as compared to fiscal 2008. With regard to operating assets, there was an increase in the levels of inventory and accounts receivable in fiscal 2009 as compared to fiscal 2008, which decreased cash provided by operations. Days sales outstanding for accounts receivables improved from 42 days as of April 26, 2008 to 38 days as of May 2, 2009. In addition, days of inventory outstanding also improved by six days. Days outstanding for costs and estimated earnings in excess of billings improved by two days as of the end of fiscal 2009 as compared to the end of fiscal 2008. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders as described above that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to net sales and costs of goods.

Cash used by investing activities in fiscal 2009 included $22.9 million used to purchase property and equipment. During fiscal year 2009, we invested approximately $2.9 million in facilities; approximately $6.4 million in manufacturing equipment; approximately $7.4 million on information systems hardware and software; approximately $3.1 million in demonstration equipment; approximately $2.6 million in rental equipment; and approximately $0.5 in office equipment. These investments supported our continued growth and replaced obsolete equipment. For fiscal 2009, capital expenditures were 3.9% of net sales. We expect total capital expenditure dollars to decrease in fiscal 2010.

Other cash provided by investing activities included $4.7 million from the sale of property and equipment. Cash used in financing activities of approximately $3.2 million in fiscal 2009 included $0.5 million of payments of long-term debt and $3.6 million paid to shareholders in the form of a dividend, offset by $0.6 million received for option exercises and $0.3 million in tax benefit from stock-based compensation.

Included in receivables as of May 2, 2009 was approximately $7.0 million of retainage on construction-type contracts, all of which is expected to be collected in one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies. Product development expenses for fiscal years 2009, 2008 and 2007 were $21.6 million, $20.8 million and $15.6 million, respectively. We intend to continue to incur these expenditures to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays. We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 1.2% at May 2, 2009. Starting January 23, 2007, we are assessed a loan fee equal to 0.1% per annum of any unused portion of the loan. As of May 2, 2009, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio.

Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2010. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 3.8% at April 26, 2008. As of May 2, 2009, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Daktronics Shanghai, Ltd., has established a line of credit for $1.5 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to 0.5% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us. The line expires on March 31, 2010. As of May 2, 2009, no advances under the letter of credit or bank guarantees were outstanding.

We are sometimes required to obtain performance bonds for display installations. We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At May 2, 2009, we had approximately $37.6 million of bonded work outstanding against this line.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

We enter into various debt, lease, purchase and marketing obligations that require payments in future periods. Debt obligations represent primarily bank loans. Operating lease obligations relate primarily to leased office space and furniture. Long-term marketing obligations relate to amounts due in future periods for payments on net sales where we sold and installed our equipment in exchange for future advertising revenue. When certain advertising revenue thresholds are met, all or a portion of excess cash is owed back to the customer. Unconditional purchase obligations represent future payments for inventory and advertising rights purchase commitments.

Guarantees include a transaction in connection with the sale of equipment to a financial institution. Under this transaction, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1.1 million. We have recognized a guarantee in the amount of $0.2 million under the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Revenue related to this transaction of $4.8 million was recognized during fiscal year 2007.

In connection with our investment in Outcast Media International, Inc. (“Outcast”), formerly named FuelCast Media International, LLC, we have guaranteed outstanding debt of Outcast of approximately $3.9 million. This debt matures at various times through calendar year 2012, at which time our guarantee will expire if the debt is repaid by Outcast. We would be obligated to perform under the terms of the guarantee should Outcast default under the leases. Our guarantee obligation is generally limited to 50% of the amounts outstanding, and we would have recourse back to Outcast under a reimbursement agreement. The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of Outcast. The amounts accrued relating to the guarantee liability under the provisions of FIN No. 45 is $0.1 million at May 2, 2009.

As of May 2, 2009, our debt, lease and purchase obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash Commitments:
Long-term debt and accrued interest	$46	$23	$23	$-	$-
Long-term marketing obligations
and accrued interest	1,102	344	632	122	4
Operating leases	12,762	3,517	6,390	1,783	1,072
Unconditional purchase obligations	19,922	19,150	771	-	-
Total	$33,832	$23,034	$7,816	$1,905	$1,076

Other commercial commitments:
Standby letters of credit	$3,238	$3,188	$50	$-	$-
Guarantees	$4,500	$3,400	$-	$-	$1,100

Inflation

We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements.  SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009, and the remaining parts of SFAS No. 157 will be adopted by us at the beginning of fiscal year 2010.  We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. We adopted SFAS No. 159 on April 27, 2008 and did not elect the fair value option for eligible items that existed at the date of adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on May 3, 2009, and any acquisitions we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We adopted SFAS No. 160 on May 3, 2009. As of that date, we did not have any partially owned consolidated subsidiaries and, therefore, the adoption of this accounting standard had no effect on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We adopted SFAS No. 161 on May 3, 2009. The adoption of SFAS No. 161 had no effect on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 had no effect on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. We adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of our Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF No. 03-6-1 is effective the beginning in the first quarter of fiscal year 2010. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted EITF No. 03-6-1 on May 3, 2009. Since we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6). EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for us beginning in the first quarter of fiscal 2010. We are currently evaluating the impact that EITF No. 08-6 will have on the Consolidated Financial Statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired by us on or after May 2, 2009. We adopted EITF Issue No. 08-7 on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

In May 2008, the FASB issued Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). APB14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not believe that our adoption of FSP APB 14-1 beginning in the first quarter of fiscal 2010 will have an impact on our consolidated financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through May 2, 2009, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for fiscal 2009 were approximately 8.9% of net sales, of which a portion was denominated in Canadian Dollars, Euros, Chinese Renminbi, British Pounds or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets could increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

During fiscal year 2009, the United States dollar has been generally weaker throughout the year relative to the currencies of the foreign countries in which we operate, although the fluctuations have not been significant. The overall weakness of the United States dollar had a positive impact on our International business unit’s revenue and net earnings because the foreign denominations translated into more United States dollars. This has also translated to net gains on advances made by us to our foreign subsidiaries. It is not possible to determine the exact impact of foreign currency exchange rate changes on net sales. However, if there were to be a 1% additional weakening of the United States dollar as compared to all other currencies, we would gain an additional $0.1 million.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of May 2, 2009, our outstanding debt was less than $1.2 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of May 2, 2009. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing orders with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of May 2, 2009, our outstanding long-term receivables were $23.8 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years (dollars in thousands)					There-
	2010	2011	2012	2013	2014	after
Assets:
Long-term receivables,
including current portion
Fixed-rate	$7,103	$3,294	$3,005	$2,735	$1,502	$5,345
Average interest rate	6.7%	8.5%	8.6%	8.6%	9.3%	9.5%
Liabilities:
Long- and short-term debt
Fixed-rate	$23	$23	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$344	$297	$210	$125	$122	$4
Average interest rate	9.1%	8.8%	8.8%	8.7%	8.9%	8.0%

The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximate their fair values.

Approximately $33.6 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries as of May 2, 2009 and April 26, 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries as of May 2, 2009 and April 26, 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 2, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 17, 2009

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 2,	April 26,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$36,501	$9,325
Restricted cash	1,083	457
Accounts receivable, less allowance for doubtful accounts	61,412	56,516
Inventories	51,400	50,525
Costs and estimated earnings in excess of billings	27,541	27,126
Current maturities of long-term receivables	7,962	7,435
Prepaid expenses and other assets	5,587	4,796
Deferred income taxes	15,017	9,517
Property and equipment available for sale	470	-
Total current assets	206,973	165,697

Property and equipment, net	89,427	97,523
Advertising rights, net	2,392	3,457
Long-term receivables, less current maturities	15,879	16,837
Investments in affiliates	2,541	2,998
Goodwill	4,549	4,722
Intangible and other assets	2,804	3,102
Deferred income taxes	311	143
	$324,876	$294,479

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$30,273	$31,540
Accrued expenses and warranty obligations	35,548	26,100
Current maturities of long-term debt and marketing obligations	367	910
Billings in excess of costs and estimated earnings	13,769	24,560
Customer deposits	10,007	12,113
Deferred revenue	9,531	6,980
Income taxes payable	2,935	949
Total current liabilities	102,430	103,152

Long-term debt, less current maturities	23	55
Long-term marketing obligations, less current maturities	759	646
Long-term warranty obligations and other payables	4,805	3,766
Deferred income taxes	4,948	3,607
Total long-term liabilities	10,535	8,074

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,657,552 and 40,316,000 shares
issued at May 2, 2009 and April 26, 2008, respectively	27,872	25,638
Additional paid-in capital	13,898	10,398
Retained earnings	170,705	147,912
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(555)	(686)
	211,911	183,253
	$324,876	$294,479
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007

Net sales	$581,931	$499,677	$433,201
Cost of goods sold	426,573	352,087	306,604
Gross profit	155,358	147,590	126,597

Operating expenses:
Selling	62,335	62,479	54,047
General and administrative	28,787	26,040	20,008
Product design and development	21,619	20,828	15,627
	112,741	109,347	89,682
Operating income	42,617	38,243	36,915

Nonoperating income (expense):
Interest income	2,068	1,757	1,811
Interest expense	(244)	(1,423)	(725)
Other income (expense), net	(2,888)	1,049	(1,219)
Income before income taxes	41,553	39,626	36,782
Income tax expense	15,125	13,413	12,355
Net income	$26,428	$26,213	$24,427

Earnings per share:
Basic	$0.65	$0.66	$0.62
Diluted	$0.64	$0.63	$0.59

Cash dividend paid per share	$0.09	$0.07	$0.06

Weighted average shares outstanding:
Basic	40,537	39,918	39,223
Diluted	41,152	41,337	41,311

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Total

Balance, April 29, 2006	$19,551	$3,480	$102,381	$(9)	$(58)	$125,345
Net income	-	-	24,427	-	-	24,427
Foreign currency translation
adjustment	-	-	-	-	(66)	(66)
Net losses on
derivative instruments	-	-	-	-	(13)	(13)
Comprehensive income						24,348
Tax benefits related to
exercise of stock options	-	1,856	-	-	-	1,856
Share-based compensation	-	2,095	-	-	-	2,095
Exercise of stock options
and warrants	1,565	-	-	-	-	1,565
Employee savings plan
activity	838	-	-	-	-	838
Dividends paid	-	-	(2,339)	-	-	(2,339)
Balance, April 28, 2007	21,954	7,431	124,469	(9)	(137)	153,708
Net income	-	-	26,213	-	-	26,213
Foreign currency translation
adjustment	-	-	-	-	(549)	(549)
Comprehensive income						25,664
Tax benefits related to
exercise of stock options	-	339	-	-	-	339
Share-based compensation	-	2,628	-	-	-	2,628
Exercise of stock options	2,335	-	-	-	-	2,335
Employee savings plan
activity	1,349	-	-	-	-	1,349
Dividends paid	-	-	(2,770)	-	-	(2,770)
Balance, April 26, 2008	25,638	10,398	147,912	(9)	(686)	183,253
Net income	-	-	26,428	-	-	26,428
Foreign currency translation
adjustment	-	-	-	-	131	131
Comprehensive income						26,559
Tax benefits related to
exercise of stock options	-	346	-	-	-	346
Share-based compensation	-	3,154	-	-	-	3,154
Exercise of stock options	630	-	-	-	-	630
Employee savings plan
activity	1,604	-	-	-	-	1,604
Dividends paid	-	-	(3,635)	-	-	(3,635)
Balance, May 2, 2009	$27,872	$13,898	$170,705	$(9)	$(555)	$211,911

See notes to consolidated financial statements

                                                                           37

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,428	$26,213	$24,427
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	24,133	20,806	13,298
Amortization	315	315	503
Gain on sale of equity investments	-	(2,878)	-
Gain on sale of property and equipment	(862)	(7)	(148)
Stock-based compensation	3,154	2,628	2,095
Equity in losses of affiliates	2,404	2,402	2,027
Provision for doubtful accounts	419	145	239
Deferred income taxes, net	(4,326)	(785)	(422)
Change in operating assets and liabilities	(2,934)	10,994	(27,413)
Net cash provided by operating activities	48,731	59,833	14,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,888)	(33,916)	(58,743)
Cash consideration paid for equity method investments	-	(750)	(13,779)
Loans to equity investees	(665)	-	-
Sales of marketable securities	-	-	8,309
Proceeds from sale of equity method investments	-	7,000	-
Proceeds from sale of property and equipment	4,667	523	215
Net cash used in investing activities	(18,886)	(27,143)	(63,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	-	(24,615)	24,615
Proceeds from exercise of stock options	630	2,335	1,565
Principal payments on long-term debt	(546)	(563)	(102)
Excess tax benefits from stock-based compensation	345	339	1,411
Dividend paid	(3,635)	(2,770)	(2,339)
Net cash provided by (used in) financing activities	(3,206)	(25,274)	25,150

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	537	(681)	(89)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,176	6,735	(24,331)

CASH AND CASH EQUIVALENTS:
Beginning	9,325	2,590	26,921
Ending	$36,501	$9,325	$2,590

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Daktronics, Inc. and its subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. Our products are designed primarily to inform and entertain people through the communication of content.

Fiscal year: We operate on a 52 to 53 week fiscal year end, with fiscal years ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year, except in the case of a 53 week year, in which case an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. The year ended May 2, 2009 consisted of 53 weeks. The years ended April 26, 2008 and April 28, 2007 consisted of 52 weeks.

Principles of consolidation: The Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries – Daktronics France SARL, Daktronics Shanghai, Ltd., Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing; Daktronics Australia Pty Ltd; and Daktronics FZE. Intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates are accounted for by the equity method. We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our Consolidated Financial Statements. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statement of income.

We have a variable interest in OutCast Media International, Inc. (“OutCast”). The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our interest in OutCast consists of a 37% equity interest, interest debt owed by OutCast in the amount of $1.5 million, and a guarantee of debt in as described in Note 14. OutCast operates the largest pumptop display network in the United States. Our maximum exposure to loss related to OutCast is approximately $4,898.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on construction-type contracts, estimated costs to be incurred for product warranties, excess and obsolete inventory, and the reserve for doubtful accounts.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily ofgovernment repurchase agreements, savings accounts and money market accounts, and they are carried at cost that approximates market. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Restricted Cash: Restricted cash consists of deposits to secure bank guarantees issued by our Chinese subsidiary.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market is determined on the basis of estimated net realizable values.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes. We estimate our sales returns reserve based on historical return rates and analysis of specific accounts. Our sales returns reserve was $16 and $245 at May 2, 2009 and April 26, 2008, respectively.

Multiple-element arrangements: We generate revenue from the sale of equipment and related services, including customization, installation and maintenance services. In some instances, we provide some or all of the above to our customers under the terms of a single multiple-element sales arrangement. These arrangements typically involve the sale of equipment bundled with some or all of these services, but may also involve instances in which we have contracted to deliver multiple pieces of equipment over time, rather than at a single point in time.

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and, if, we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

The cost of advertising rights and deferred costs, net of amortization, was $2,392 as of May 2, 2009 and $3,457 as of April 26, 2008.

Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts is deferred and recognized as net sales over the term of the agreement, which varies from two to 10 years.

Software: We typically sell our proprietary software bundled with our video displays and certain other products, but we also sell our software separately. Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method for construction-type contracts starting when all of the above-mentioned criteria have been met.

Services: Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed. Net sales from services which are not included in construction-type contracts approximated 5.8%, 5.5% and 5.6% of net sales for the fiscal years ended May 2, 2009, April 26, 2008 and April 27, 2007, respectively.

Rentals: We rent display equipment to our customers under short-term rental agreements, generally for periods no longer than 12 months. Revenues generated by us for equipment rentals are recognized over the period of the rental agreement.

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

There were no derivatives outstanding as of May 2, 2009.

Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Equipment held for rental	2 - 7
Purchased and internally developed software	3 - 5
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease. Our depreciation expense was $24,133, $20,806 and $13,298 for the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007, respectively.

Software Costs: We capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property and Equipment on our consolidated balance sheets. Software costs that do not meet capitalization criteria are expensed immediately.

Goodwill and other intangible assets: We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and we complete an impairment analysis on an annual basis and more frequently if circumstances warrant.

Goodwill was $4,549 at May 2, 2009 and $4,722 at April 26, 2008. We performed an analysis of goodwill as of November 1, 2008 and October 27, 2007 as required under SFAS No. 142. In addition, due to the then current economic conditions, the effects of the recession on our markets and the decline in our stock price, we believed that an additional goodwill impairment test was required as of May 2, 2009. The results of the analysis at each time indicated that no goodwill impairment existed as of these dates.

As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. Amortization expense for the fiscal years 2009, 2008 and 2007 was $315, $315 and $503, respectively. The net value of intangible assets is included as a component of Intangible and Other Assets in our consolidated balance sheets. Estimated amortization expense based on intangibles as of May 2, 2009 is $315, $288, $245, $228, $228 for the fiscal years ending 2010, 2011, 2012, 2013 and 2014, respectively, and $552 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of May 2, 2009:

	Gross Carrying Amount	Accumulated Amoritization	Net Value
Patents	$2,282	$590	$1,692
Non-compete agreements	348	210	138
Registered trademarks	401	-	401
Other	87	61	26
	$3,118	$861	$2,257

Insurance: We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims. We estimate our self-insured liabilities using a number of factors, including historical claims experience. Our self-insurance liability was $2,506 and $1,792 at May 2, 2009 and April 26, 2008, respectively, and is included in Accrued Expenses and Warranty Obligations in our consolidated balance sheets.

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

Income taxes: We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Tax rate changes are reflected in income during the period such changes are enacted.  We have a tax holiday in China that will expire in fiscal year 2012.  The tax holiday had no impact in fiscal year 2006 and 2007.  In fiscal year 2008 and 2009, we realized a benefit of approximately $200 or approximately $.005 per share and $97 or approximately $0.002 per share, respectively, due to the tax holiday.  We are unable to predict how the expiration of the tax holiday will impact us in the future.

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

The following sets forth the accumulated balances for each item included in the accumulated other comprehensive income:

	Foreign currency	Net gains (losses)	Accumulated other
	Translation	on derivative	comprehensive
	adjustment adjustment	instrument	income
Balance April 29, 2006	$(71)	$13	$(58)
Net change	(66)	(13)	(79)
Balance April 28, 2007	(137)	-	(137)
Net change	(549)	-	(549)
Balance April 26, 2008	(686)	-	(686)
Net change	131	-	131
Balance May 2, 2009	$(555)	$-	$(555)

Product design and development: All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products. Product development expenses for fiscal years 2009, 2008 and 2007 were $21,619, $20,828 and $15,627, respectively.

Advertising costs: We expense advertising costs as incurred. Advertising expenses for fiscal years 2009 and 2008 were $1,626 and $1,402 for fiscal year 2007.

Shipping and handling costs: Shipping and handling costs that are collected from our customers in connection with our sales are recorded as revenue. We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007:

	Net Income	Shares	Per Share Amount
For the year ended May 2, 2009:
Basic EPS	$26,428	40,537	$0.65
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	615	(0.01)
Diluted EPS	$26,428	41,152	$0.64
For the year ended April 26, 2008:
Basic EPS	$26,213	39,918	$0.66
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	1,419	(0.03)
Diluted EPS	$26,213	41,337	$0.63
For the year ended April 28, 2007:
Basic EPS	$24,427	39,223	$0.62
Effect of dilutive securities:
Dilution associated with stock compensation plans	-	2,088	(0.03)
Diluted EPS	$24,427	41,311	$0.59

Options outstanding to purchase 1,460 shares of common stock with a weighted average exercise price of $20.26 during the fiscal year ended May 2, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 738 shares of common stock with a weighted average exercise price of $26.46 during the fiscal year ended April 26, 2008 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 332 shares of common stock with a weighted average exercise price of $34.07 during the fiscal year ended April 28, 2007 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

Stock-based compensation: Effective April 30, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 30, 2006 effective date. Stock-based compensation expense for awards granted prior to the effective date but that remained unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, Accounting for Stock-Based Compensation pro forma disclosures. See Note 9 for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements.  SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009, and the remaining parts of SFAS No. 157, which allowed for adoption one year later, will be adopted by us at the beginning of fiscal year 2010.  We have not yet determined the impact, if any, that the implementation of the remaining aspects of SFAS No. 157 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. We elected not to adopt the provisions of SFAS No. 159 on April 27, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on May 3, 2009, and any acquisitions we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We adopted SFAS No. 160 on May 3, 2009. As of that date we did not have any partially owned consolidated subsidiaries and, therefore, the adoption of this accounting standard had no effect on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We adopted SFAS No. 161 on May 3, 2009. The adoption of SFAS No. 161 had no effect on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 had no effect on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. We adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of our Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. EITF No. 03-6-1 is effective the beginning in the first quarter of fiscal year 2010. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of EITF No. 03-6-1. We adopted EITF No. 03-6-1 on May 3, 2009. Since we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF No. 08-6). EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for us beginning in the first quarter of fiscal 2010. We are currently evaluating the impact that EITF No. 08-6 will have on the Consolidated Financial Statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired by us on or after May 2, 2009. We adopted EITF Issue No. 08-7 on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

Note 2. Segment Reporting

At the beginning of fiscal year 2008, we reorganized our business into five business units and implemented limited discrete financial reporting about these business units to the chief operating decision maker, which required us to change our segment disclosures under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have five business units which meet the definition of reportable segments under SFAS No. 131: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment. The comparable prior period segment information has been retrospectively adjusted to comply with our new reportable segments.

Our Commercial segment consists of primarily sales of our PS-X®, HD-X, Galaxy® and Valo™ product lines to resellers, principally sign companies, outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our Live Events segment consists primarily of sales of integrated scoring and video display systems to college and professional sports facilities and mobile PST displays to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and PS-X display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Business unit reports present results through operating income, which is comprised of gross profit less selling, general and administrative and product development costs. Segment profit excludes interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures. In general, segments follow the same accounting policies as those described in Note 1. General and administrative costs are allocated based on levels of personnel or revenues or on a fixed basis to each business unit. Product development cost is allocated to all business units based on fixed allocations depending on the type of product development. Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres business units based on cost of sales. Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures. Beginning in fiscal 2009, we changed our method of allocating various items, primarily general and administrative and product development expenses. Fiscal 2008 and 2007 segment results have been retrospectively adjusted to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments for fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Net Sales
Commercial	$155,851	$180,938	$137,619
Live Events	269,650	168,640	177,195
Schools & Theatres	66,444	60,919	50,846
Transportation	34,289	37,355	30,414
International	55,697	51,825	37,127
Net Sales	$581,931	$499,677	$433,201

Operating Income
Commercial	$6,610	$28,124	15,027
Live Events	43,844	4,944	14,031
Schools & Theatres	(4,320)	(1,929)	(1,996)
Transportation	(639)	2,363	3,352
International	(2,878)	4,741	6,501
Segment Operating Income	42,617	38,243	36,915

Nonoperating income (expense):
Interest income	2,068	1,757	1,811
Interest expense	(244)	(1,423)	(725)
Other income (expense), net	(2,888)	1,049	(1,219)

Income before income taxes	41,553	39,626	36,782
Income tax expense	15,125	13,413	12,355
Net income	$26,428	$26,213	$24,427

Depreciation and Amortization
Commercial	$8,297	$6,521	$3,291
Live Events	9,040	8,319	4,777
Schools & Theatres	4,295	3,425	4,488
Transportation	2,025	1,975	957
International	791	881	288
Total	$24,448	$21,121	$13,801

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	United States	Other areas	Total
Net sales for the fiscal year ended:
May 2, 2009	$512,528	$69,403	$581,931
April 26, 2008	435,697	63,980	499,677
April 28, 2007	389,210	43,991	433,201

Long-lived assets as of:
May 2, 2009	$88,302	$1,125	$89,427
April 26, 2008	95,463	2,060	97,523
April 28, 2007	84,746	1,380	86,126

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 3. Acquisitions

During the first quarter of fiscal year 2007, we acquired a 50% equity interest in Arena Media Networks LLC (“AMN”), a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S. We paid approximately $6,000 for the investment. In the third quarter of fiscal year 2008, we sold 90% of our interest for cash and recognized a gain of $2,878. We retain a 5% equity interest in the company. From the date of acquisition through the date of sale, we accounted for our share of the net losses of the company under the equity method of accounting. Since the date of the sale, we account for our interest on a cost basis.

During the second quarter of fiscal year 2007, we acquired a 50% interest in OutCast Media International LLC (formerly known as FuelCast Media International, Inc.), the largest pump-top display network in the nation. We paid approximately $4,000 for the investment in fiscal year 2007. During fiscal year 2009, we converted approximately $1.9 million of receivables into equity and invested an additional $500 in convertible debt. We account for this transaction under the equity method of accounting.

During the second quarter of fiscal year 2007, we acquired certain operating assets and liabilities of Hoffend & Sons, Inc. through a wholly-owned subsidiary. Results of operations of this operation have been included in the Consolidated Financial Statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our Consolidated Financial Statements. Hoffend was the world’s leading supplier of patented hoist systems for theatre and sporting facilities and had been a supplier of ours in connection with center-hung arena systems. The aggregate purchase price, excluding contingent consideration, was approximately $4,270 and includes $500 due one year from the closing date. The agreement provided for the payment of contingent consideration of $1,500 over the three calendar years following the closing date to the extent that gross profit on net sales of hoist products exceeded predefined thresholds. In addition, contingent payments are due at the end of the fifth calendar year following closing to the extent gross profit on net sales of hoist products exceeds $50,000. As a result of certain indemnification clauses in the agreement, no payments are expected to be made, as they are offset by claims. The following table summarizes the allocation of the purchase price along with the related amortization periods, if any:

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

Impairment of long-lived assets: We recorded a pre-tax asset impairment charge of $203 and $157 for the fiscal years ended May 2, 2009 and April 26, 2008, respectively. The impairment charges related to technology changes in our demonstration equipment and tooling equipment. Impairment charges are included in selling expenses and cost of goods sold.

As of May 2, 2009, $470, consisting primarily of vehicles, was classified as equipment held for sale and was recognized on the balance sheet at the lower of carrying value or fair value less costs to sell. We expect to sell this equipment in fiscal year 2010.

Note 5. Selected Financial Statement Data

Inventories consist of the following:

	May 2,	April 26,
	2009	2008
Raw materials	$20,644	$23,221
Work-in-process	7,561	18,740
Finished goods	23,195	8,564
	$51,400	$50,525

Inventories are reported net of the allowance for excess and obsolete inventory of $4,654 and $2,920 as of May 2,
2009 and April 26, 2008, respectively.

Property and equipment consist of the following:

	May 2,	April 26,
	2009	2008
Land	$1,204	$3,190
Buildings	50,810	49,464
Machinery and equipment	50,013	44,743
Office furniture and equipment	52,369	45,482
Equipment held for rent	2,423	2,658
Demonstration equipment	8,021	7,516
Transportation equipment	5,115	6,106
	169,955	159,159
Less accumulated depreciation	80,528	61,636
	$89,427	$97,523

Accrued expenses consist of the following:

	May 2,	April 26,
	2009	2008
Product warranties	$16,239	$9,683
Compensation	11,615	8,936
Taxes, other than income taxes	2,566	2,267
Other	5,128	5,214
	$35,548	$26,100

Other income (expense), net consists of the following:

	May 2,	April 26,	April 28,
	2009	2008	2007
Foreign currency transaction income (losses)	$(421)	$715	$398
Equity in losses of affiliates	(2,502)	(2,402)	(2,027)
Gain on sale of equity investments	-	2,878	-
Gain on sale of property and equipment	-	-	148
Other	35	(142)	262
	$(2,888)	$1,049	$(1,219)

Note 6. Uncompleted Contracts

Uncompleted contracts consist of the following:

	May 2,	April 26,
	2009	2008
Costs incurred	$264,387	$225,622
Estimated earnings	107,216	82,438
	371,603	308,060
Less billings to date	357,831	305,494
	$13,772	$2,566

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	May 2,	April 26,
	2009	2008
Costs and estimated earnings in excess of billings	$27,541	$27,126
Billings in excess of costs and estimated earnings	(13,769)	(24,560)
	$13,772	$2,566

Note 7. Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer. On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,164 and $1,746 at May 2, 2009 and April 26, 2008, respectively.

We make estimates regarding the collectability of our accounts receivable, long-term receivables, costs and estimated earnings in excess of billings and other receivables. In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. We charge off receivables at such time as it is determined that collection will not occur.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases. The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. Long-term contract and lease receivables, including accrued interest and current maturities, were $23,841 and $24,272 as of May 2, 2009 and April 26, 2008, respectively. Contract and lease receivables bearing annual interest rates of 5.0% to 13.5% are due in varying annual installments through April 2017. The face amount of long-term receivables was $29,151 as of May 2, 2009 and $29,859 as of April 26, 2008. Included in accounts receivable as of May 2, 2009 was $7,006 of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 8. Financing Agreements

Long-term debt: Long-term debt consists of the following:

	May 2,	April 26,
	2009	2008
0% mortgage, due in annual installments of $538,
including interest through November 2008, secured by land	$-	$512
Other	46	82
	46	594
Less current maturities	23	539
Total long-term debt	$23	$55

The future maturities on long-term debt consist of the following:

Fiscal years ending:
2010	$23
2011	23
$46

Credit agreements: We have a credit agreement with a bank which provides for a $45,000 line of credit and includes up to $15,000 for standby letters of credit. The interest rate on the line of credit ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 1.2% at May 2, 2009. The credit agreement contains a facility fee equal to 0.1% per annum of any non-used portion of the loan. The line of credit is due on November 15, 2009. As of May 2, 2009 and April 26, 2008, no advances under the line of credit were outstanding. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75,000, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio.

Daktronics Canada, Inc. has a credit agreement with a bank that provides for a $350 line of credit. The line of credit is due on February 1, 2010. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 3.8% at May 2, 2009. As of May 2, 2009 and April 26, 2008, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivables, inventory and other assets of the subsidiary.

Daktronics Shanghai, Ltd., has established a line of credit for $1.5 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to .5% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us. The line expires on March 31, 2010. As of May 2, 2009, no advances under the letter of credit or bank guarantees were outstanding

Note 9. Shareholders’ Equity and Share-Based Compensation

Common stock: Our authorized shares of 120,000 consist of 115,000 shares of common stock and 5,000 shares of “undesignated stock.” Our Board of Directors has the power to issue any or all of the shares of undesignated stock, including the authority to establish the rights and preferences of the undesignated stock, without shareholder approval.

During fiscal year 2009, we declared a dividend of one common share purchase right for each outstanding share of our common stock. The dividend was issued on November 19, 2008 to the stockholders of record on such date. Each right entitles the registered holder to purchase from us one one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15% or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common shares. The rights expire on November 19, 2018, which date may be extended by our Board subject to certain additional conditions.

Common stock warrants: In connection with the acquisition of a business in fiscal 2000, we issued warrants to purchase up to 88 shares of common stock at an exercise price of $6.32 per share. The warrants were exercisable at any time through December 29, 2006. During fiscal year 2007, warrants to purchase 13 shares of common stock were exercised and, as of April 28, 2007, all of these warrants had been exercised and none were outstanding.

Stock incentive plans: During fiscal year 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors have a seven-year life, an exercise price equal to the fair market value on the date of grant and, a three-year vesting period. The restricted stock granted to the Board of Directors vests in one year, provided that they remain on the board. As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000. At May 2, 2009, there were 3,117 shares available for grants under the 2007 Plan. As of their date of termination, the total number of shares reserved under the 2001 Plans and 1993 Plans were 3,200 and 6,080 shares, respectively. Although the 2001 Plans and 1993 Plans remain in effect for options outstanding, no new options can be granted under these plans.

A summary of the status of the plans at the end of fiscal years 2009, 2008 and 2007 and changes during the fiscal years then ended follows:

	Year Ended
	May 2, 2009		April 26, 2008		April 28, 2007
	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share	Stock Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	2,753	$13.42	3,090	$10.13	3,292	$6.31
Granted	471	9.08	410	20.41	381	32.65
Cancelled or forfeited	(28)	17.76	(31)	14.19	(22)	12.32
Exercised	(177)	3.57	(716)	3.26	(561)	2.79
Outstanding at end of year	3,019	13.28	2,753	13.42	3,090	10.13

Options for 1,825, 1,633 and 1,973 shares were exercisable at May 2, 2009, April 26, 2008 and April 28, 2007, respectively. The weighted average fair value of options granted were $3.27, $7.55 and $11.12 for the years ended May 2, 2009, April 26, 2008 and April 28, 2007, respectively.

Restricted stock: Under the 2007 Plan, we awarded 1.6 and 4.5 shares of restricted stock to non-employee directors elected at the 2007 and 2008 Annual Shareholders Meeting, respectively. We assumed an average annual forfeiture rate of 0% when calculating the number of shares expected to vest based on the relatively short vesting period and the term of the director. Unrecognized compensation expense related to the restricted stock grants was approximately $13 at May 2, 2009, which is expected to be recognized over the four month period ending August 31, 2009.

A summary of nonvested restricted shares for the year ended May 2, 2008 is as follows:

	Year Ended
	May 2, 2009		April 26, 2008
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
	Nonvested	Date Fair	Nonvested	Date Fair
	Shares	Value	Shares	Value
Outstanding at beginning of year	1.6	$25.13	-	$-
Granted	4.5	17.82	1.6	25.13
Vested	(1.6)	23.13	-	-
Forfeited	-	-	-	-
Outstanding at end of year	4.5	17.82	1.6	25.13

Employee Stock Purchase Plan: We also have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the ESPP totaled 509 shares at May 2, 2009. The total number of shares reserved under this plan is 1,000. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. Common stock issued under the ESPP totaled approximately 160 shares in fiscal year 2009, 70 shares in fiscal year 2008 and 68 shares in fiscal year 2007.

Share-based Compensation Expense: A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) for the fiscal years ended May 2, 2009 and April 26, 2008 is as follows:

	May 2,	April 26,
	2009	2008
Cost of sales	$422	$277
Selling	1,045	1,103
General and administrative	1,126	799
Product development and design	561	473
	$3,154	$2,652
Decrease of net income per share to
common stockholders	$0.08	$0.07

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

We used the following assumptions to estimate the fair value of options granted:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Dividend yield	0.31% - 0.36%	0.25%	0.20% - 0.25%
Expected volatility	42% - 46%	40%	36% - 39%
Risk-free interest rate	1.5% - 3.0%	3.7% - 4.4%	4.7% - 4.8%
Expected life of option	5 - 5.5 yr.	5 yr.	5 yr.

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

Share-Based Compensation Expense and Stock Option Activity. We recorded $3,154 in share-based compensation expense, which consists of $2,639 for stock options, $475 for our ESPP and $40 for our restricted stock for the fiscal year ended May 2, 2009. As of May 2, 2009, there was $6,536 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

During the fiscal year ended May 2, 2009, we granted options to purchase 39 shares of our common stock to non-employee directors under the 2007 Plan, which had a fair value of $270, granted options to purchase 433 shares of our common stock to employees under the 2007 Plan, which had a fair value of $1,407, and granted 9 shares of restricted stock to outside directors under the 2007 Plan, which had a fair value of $80.

A summary of stock option activity under all stock option plans during the fiscal year ended May 2, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 26, 2008	2,753	$13.42	5.93	$12,760
Granted	471	9.08	9.60	-
Cancelled or forfeited	(28)	17.76	-	-
Exercised	(177)	3.57	-	(3,581)
Outstanding at May 2, 2009	3,019	13.28	5.81	3,581
Shares vested and expected to vest	2,718	13.28	5.81	3,223
Exercisable at May 2, 2009	1,825	$10.84	4.20	$3,296

We define in-the-money options at May 2, 2009 as options that had exercise prices that were lower than the $8.96 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at May 2, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were in-the-money options to purchase 1,037 shares exercisable at May 2, 2009.

We received $630 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 2, 2009. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $346 for the same period.

Note 10. Employee Benefit Plans

We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us equal to 50% of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,787, $1,877 and $1,532 to the plan for fiscal years 2009, 2008 and 2007, respectively.

We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year. Total amounts accrued for these plans as of May 2, 2009 and April 26, 2008 were $641 and $625, respectively. Contributions for each of the fiscal years 2009, 2008 and 2007 were $23, $6 and $21, respectively. The amounts accrued under the plans are not funded and are subject to the claims of creditors. Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11. Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”) on April 29, 2007.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, April 29, 2007, there was not a material effect on our Consolidated Financial Statements or retained earnings as a result of the implementation of FIN 48 and we did not have a material adjustment in the liability for unrecognized income tax benefits or related effect to our effective tax rate.  As of May 2, 2009 we did not have any material unrecognized tax benefits.

To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We recorded $69 in interest and penalties during the year ended May 2, 2009 and had $44 accrued interest and penalties as of that date.  We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions. As a result of the completion of IRS exams on prior years, fiscal years 2006, 2007, 2008 and 2009 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2003.

Income tax expense consists of the following:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Current
Federal	$16,787	$13,169	$11,543
State	2,461	944	1,896
Foreign	211	18	-
Deferred taxes (credits)	(4,334)	(718)	(1,084)
	$15,125	$13,413	$12,355

The components of the net deferred tax asset are as follows:

	May 2,	April 26,	April 28,
	2009	2008	2007
Deferred taxes assets:
Warranty reserves	$11,099	$7,331	$5,713
Vacation accrual	1,683	1,394	1,117
Net losses on equity investments	2,056	1,202	-
Reserves for excess and obsolete inventory	1,843	1,145	1,012
Allowance for doubtful accounts	623	560	574
Inventory capitalization	485	480	344
Accrued compensation	536	245	246
Amortization of intangible assets	-	-	247
Net operating loss carry forwards	308	73	90
Other	167	-	-
	18,800	12,430	9,343
Deferred tax liabilities:
Property and equipment	8,391	5,947	3,880
Amortization of intangible assets	29	118	-
Other	-	312	195
	$10,380	$6,053	$5,268

We have not recorded any valuation allowance for our deferred tax assets as of May 2, 2009 or April 26, 2008, as we believe that our deferred tax assets will be fully realized based upon our estimates of future taxable income.

The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	May 2,	April 26,	April 28,
	2009	2008	2007
Current assets	$15,017	$9,517	$7,761
Noncurrent assets	311	143	136
Noncurrent liabilities	4,948	3,607	2,629
	$10,380	$6,053	$5,268

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Computed income tax expense at
federal statutory rate	$14,553	$13,325	$12,757
State taxes, net federal benefit	1,292	1,091	1,267
Research and development tax credit	(1,289)	(776)	(1,778)
Meals and entertainment	357	386	447
Stock compensation	977	928	-
Extraterritorial income exclusion	-	-	(211)
Domestic production activities deduction	(901)	(890)	(357)
Other, net	136	(651)	230
	$15,125	$13,413	$12,355

At May 2, 2009, we had foreign net operating loss carry-forwards totaling $1,112, of which $327 have an unlimited carry-forward period and $785 have a 20-year carry-forward period and expire between 2028 and 2029. Our Canadian subsidiary had research and development tax credit carry-forwards totaling $81, net of the applicable tax liability related to their use, which have a 20-year carry-forward and expire between 2026 and 2028 and approximately $632 of future tax deductions related to research and development expenditures which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

The income (loss) attributable to domestic and foreign operations is as follows:

	May 2,	April 26,	April 28,
	2009	2008	2007
Domestic	$26,580	$24,544	$23,634
Foreign	(152)	1,669	793
	$26,428	$26,213	$24,427

Note 12. Cash Flow Information

The changes in operating assets and liabilities consist of the following:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
(Increase) decrease:
Restricted cash	$(626)	$(457)	$-
Account receivable	(5,314)	31	(9,232)
Long-term receivables	1,095	(6,230)	(4,810)
Inventories	(41)	(3,267)	(11,335)
Costs and estimated earnings in excess of billings	(416)	(4,812)	(4,939)
Prepaid expenses and other	(791)	248	(2,462)
Income taxes receivable	-	731	(634)
Advertising rights	1,066	372	(718)
Other assets	(457)	(246)	(213)
Increase (decrease):
Accounts payable and accrued expenses	12,335	12,693	10,014
Customer deposits	(2,107)	6,256	(2,077)
Billings in excess of costs and estimated earnings	(10,790)	6,267	(1,467)
Long-term warranty obligations and other payables	1,039	(1,600)	577
Income taxes payable	1,987	910	(85)
Marketing obligations	86	98	(32)
	$(2,934)	$10,994	$(27,413)

Supplemental disclosures of cash flow information consist of the following:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Cash payments for:
Interest	$392	$1,430	$507
Income taxes, net of refunds	17,110	12,090	11,846

Supplemental schedule of non-cash investing and financing activities consist of the following:

	Year Ended
	May 2,	April 26,	April 28,
	2009	2008	2007
Demonstration equipment transferred to inventories	$2,555	$1,422	$2,729
Tax benefits related to exercise of stock options	346	339	1,411
Contributions of common stock under the employee
stock purchase plan	1,603	1,349	837
Purchase of plant and equipment included in accounts
payable and notes payable	-	-	2,716
Transfer of equipment or conversion of accounts receivable
to affiliates	1,947	10	225

Note 13. Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on the balance sheets for contracts receivable approximate fair value. The notes payable, bank, are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt and marketing obligations approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt and marketing obligations reported on the balance sheets approximates fair value.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair-value measurements. We adopted SFAS No. 157 effective April 27, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, SFAS No. 157 requires us to provide additional disclosures within our Consolidated Financial Statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability), and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets as of May 2, 2009 measured at fair value on a recurring basis were $29,811, which consisted of money market funds. We used level 1 inputs to determine the fair value of these financial assets. We have no assets and liabilities measured at fair value on a recurring basis that used level 2 or level 3 inputs.

Note 14. Commitments and Contingencies

Securities Litigation: Our Company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our common shares in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009, (the “Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the Company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the Company’s common stock.  The Complaints alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper. On June 5, 2009, we filed a motion to dismiss the Complaint. Briefing on the motion is underway.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints, and we intend to contest these actions vigorously. We are not able to predict the ultimate outcome of this litigation, but regardless of the merits of the claims, it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow.

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of three of our shareholders.  The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the Complaint.  The Board referred the demands to a special committee of independent directors for investigation and action.  The special committee concluded its investigation and determined that it would not be in the best interests of the company to take any action on the allegations contained in the demands at this time and that it will continue to monitor the matter and revisit the demands if more information becomes available to it.

Other Litigation: We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

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

In connection with our investment in Outcast Media International, Inc. (“Outcast”), formerly FuelCast Media International, Inc., we have guaranteed outstanding debt of Outcast of approximately $3,894. This debt matures at various times through calendar year 2012, at which time our guarantee will expire if the debt is repaid by Outcast. We would be obligated to perform under the terms of the guarantee should Outcast default under the leases. Our guarantee obligation is generally limited to 50% of the amounts outstanding, and we would have recourse back to Outcast under a reimbursement agreement. The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of Outcast. The amounts accrued relating to the guarantee liability under the provisions of FIN No. 45 is $98 at May 2, 2009.

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

During the third quarter of fiscal 2009, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  It appears that this issue relates to some products painted during the period beginning in January 2008 and extending through December 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the third quarter of fiscal 2009, we discovered an unusually high level of displays built from January 2008 through December 2008 on which the paint was peeling.  At this time, we have reserved approximately $2,199 for related warranty claims, which is the low end of a range of estimates since no single amount within the range is a better estimate. As a result, it is possible that the ultimate loss related to this issue may increase approximately $1,614 if the high end of the range becomes more probable and may be partially offset by recourse available to us from suppliers.

Changes in our product warranties during the years ended May 2, 2009 and April 26, 2008 consisted of the following:

	Year Ended
	May 2,	April 26,
	2009	2008
Balance at beginning of year	$12,429	$10,515
Warranties issued during the period	12,277	7,870
Settlements made during the period	(20,006)	(13,210)
Changes in liability for pre-existing warranties during
the period, including expirations	15,146	7,254
Balance at end of year	$19,846	$12,429

Performance Guarantees: In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees. As of May 2, 2009, we had outstanding $3,238 in standby letters of credit and $37,592 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

Leases: We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, SD, include provisions for extensions or purchase.  The lease in Sioux Falls, SD can be exteded for an additional one year past its current term which ends May 31, 2011 and can be purchased on or before May 31, 2011 for $8,400.  Rental expense for operating leases was $3,297, $2,454 and $1,549 at May 2, 2009, April 26, 2008 and April 28, 2007, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at May 2, 2009:

Fiscal years ending	Amount
2010	$3,517
2011	2,983
2012	2,000
2013	1,407
2014	1,018
Thereafter	1,837
$12,762

Purchase Commitments: From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year. As of May 2, 2009,we were obligated to purchase inventory and advertising rights through fiscal year 2012 as follows:

Fiscal years ending	Amount
2009	$406
2010	276
2011	276
2012	219
$1,177

In fiscal year 2007 we committed to purchase a building in Brookings, South Dakota, in the first quarter of fiscal 2007 for approximately $3,000.  The building is intended to be rented out initially and used by us in future years for both manufacturing and office expansion and is located adjacent to our existing facilities.

Note 15. Exit or Disposal Costs

During the second quarter of fiscal 2009, we closed our Canadian manufacturing facilities. This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management. We have also discontinued these Vanguard products. In the second quarter of fiscal 2009, we recorded the costs associated with this closure of approximately $1,100, on a pre-tax basis. This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which has been included in cost of goods sold within our Transportation business unit. All costs related to the closure were settled in fiscal year 2009. We expect to save costs in the future as a result of this closure.

Note 16. Investments in Affiliates and Related Party Transactions

We own a 37.5% interest in OutCast and a 5% interest in AMN. Prior to September 2008, our interest in Outcast was 50% and prior to November 2007 our interest in AMN was 50%. OutCast operates a network of digital advertising displays at petroleum retailers.  AMN operates a national network of digital advertising displays at professional sports stadiums and arenas.  We also own a 49% interest in Ledtronics SDN BHD (“Ledtronics”), which operates a display manufacturing and sales business utilizing our technology in Malaysia.  Our equity investment balance in these investments was $2,541 and $3,070 as of May 2, 2009 and April 26, 2008, respectively.

Equity in earnings (losses) in these joint ventures was ($2,502) and ($2,402) as of May 2, 2009 and April 26, 2008, respectively.  At May 2, 2009 and April 26, 2008, we had receivables from these affiliates in the amount of $75 and $3,031, respectively.  The receivables result from transactions in the normal course of business and are included within accounts receivable.  We also had $1,500 included in long-term receivables as of May 2, 2009.  During the years ended May 2, 2009, April 26, 2008 and April 28, 2007, we recorded revenues associated with equipment and service deliveries of $852, $3,532 and $4,293, respectively, relating to these related parties. We have no payables due to these affiliates. However, at times we purchase inventory items from Ledtronics in the normal course of business. During the fiscal years ended May 2, 2009, April 26, 2008 and April 28, 2007, we purchased inventory items in the amounts of $371, $311 and $648, respectively, from Ledtronics.

Note 17. SUBSEQUENT EVENTS

On May 28, 2009, our Board of Directors declared a dividend of $0.095 per share payable on June 24, 2009 to holders of record of its common stock on June 10, 2009.

Note 18. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal Year 2009 (53 week year)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$161,229	$169,697	$129,182	$121,823
Gross profit	45,348	48,211	34,139	27,660
Net income	9,727	12,197	4,162	344
Basic earnings per share	0.24	0.30	0.10	0.01
Diluted earnings per share	0.24	0.30	0.10	0.01

Fiscal Year 2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$120,923	$131,436	$118,201	$129,117
Gross profit	36,879	39,200	35,182	36,329
Net income	7,111	8,009	5,383	5,710[1]
Basic earnings per share	0.18	0.20	0.13	0.14
Diluted earnings per share	0.17	0.19	0.13	0.14

1 Includes an adjustment to reduce income tax expense in the amount of $500 to correct an error arising in prior periods which was deemed immaterial to the prior periods presented. Absent this adjustment, net income and basic and diluted earnings per share would have been $5,210, $0.13 and $0.13, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of May 2, 2009, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 2, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting During the quarter ended May 2, 2009 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 2, 2009.

Our internal control over financial reporting as of May 2, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

/s/ James B. Morgan	/s/ William R. Retterath
James B. Morgan	William R. Retterath
Chief Executive Officer	Chief Financial Officer
June 17, 2009	June 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Daktronics, Inc.

We have audited Daktronics, Inc.’s internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria.) Daktronics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Daktronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. as of May 2, 2009 and April 26, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2009 of Daktronics, Inc. and our report dated June 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

June 17, 2009

Item 9B. OTHER INFORMATION

None

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2009 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance – Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended May 2, 2009 is in the Proxy Statement under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

We maintain a Code of Conduct which applies to all of our employees, officers and Directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other financial and accounting management employees. A copy of our Code of Conduct can be obtained from our Internet website at www.daktronics.com on the Investor Relations page and will be made available free of charge to any shareholder upon request. Information on or available through our website is not part of this report. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date, we have not granted a waiver from the Code of Conduct.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement. There were no related party transactions in fiscal 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant is under the heading “Relationship with Independent Auditors” in our Proxy Statement.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 2, 2009 and April 26, 2008

Consolidated Statements of Income for each of the three years in the period ended

May 2, 2009, April 26, 2008 and April 28, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended May 2, 2009, April 26, 2008 and April 28, 2007

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended May 2, 2009, April 26, 2008 and April 28, 2007

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

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amendment to the Articles of Incorporation (2)
3.3	Amendment to the Articles of Incorporation. (11)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
21.1	Subsidiaries of the Company. (10)
23.1	Consent of Ernst & Young LLP. (10)
24.	Power of Attorney. (10)
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

1994 as Commission File No. 33-72466.

(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.

(10)	Filed herewith electronically.
(11)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.
*	Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2009.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 17, 2009
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 17, 2009
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 17, 2009
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 17, 2009
Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 17, 2009
Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 17, 2009
James B. Morgan

By /s/ John L. Mulligan	Director	June 17, 2009
John L. Mulligan

By /s/ Duane E. Sander	Director	June 17, 2009
Duane E. Sander

By /s/ James A. Vellenga	Director	June 17, 2009

      James A. Vellenga

DAKTRONICS, INC. AND SUSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 2, 2009, April 26, 2008 and April 28, 2007

(in thousands)

Allowance	Balance at	(Charged	Additions/	Balance
for Doubtful	Beginning	to	Deductions	at End
Accounts	of Year	Expense)	(1)	of Year
2009	$1,746	$1,620	$(1,202)	$2,164
2008	1,591	244	(89)	1,746
2007	1,241	476	(126)	1,591

(1) Write-off of uncollected accounts, net of collections

1

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amendment to the Articles of Incorporation. (2)
3.3	Amendment to the Articles of Incorporation. (11)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
21.1	Subsidiaries of the Company. (10)
23.1	Consent of Ernst & Young LLP. (10)
25.	Power of Attorney. (10)
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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (10)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (10)

_____________

(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual report on Form 10-K on June 28, 2004 as Commission File No.
0-23246.
(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
(10)	Filed herewith electronically.
(11)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.

*       Indicates a management contract or compensatory plan or arrangement.

2