Form 10-Q
period 2009-08-01
DAKTRONICS INC /SD/
filed 2009-08-28
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From to ___ . ___

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 25, 2009 was 40,776,914.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 1, 2009

TABLE OF CONTENTS

			Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF AUGUST 1, 2009 AND	2
		MAY 2, 2009
		CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS
		ENDED AUGUST 1, 2009 AND AUGUST 2, 2008	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
		MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008	5
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
		MARKET RISK	26
ITEM 4. CONTROLS AND PROCEDURES			27

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			27
ITEM 1A. RISK FACTORS			27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			27
ITEM 5. OTHER INFORMATION			28
ITEM 6. EXHIBITS			28

SIGNATURE			29

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 1,	May 2,
	2009	2009
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,299	$36,501
Restricted cash	356	1,083
Accounts receivable, less allowance for doubtful accounts	59,521	61,412
Inventories	50,226	51,400
Costs and estimated earnings in excess of billings	25,130	27,541
Current maturities of long-term receivables	7,903	7,962
Prepaid expenses and other	5,927	5,587
Deferred income taxes	15,054	15,017
Property and equipment available for sale	384	470
Total current assets	203,800	206,973

Advertising rights, net	2,355	2,392
Long-term receivables, less current maturities	15,501	15,879
Investments in affiliates	1,062	2,541
Goodwill	4,648	4,549
Intangible and other assets	4,471	2,804
Deferred income taxes	387	311
	28,424	28,476

PROPERTY AND EQUIPMENT:
Land	1,204	1,204
Buildings	50,979	50,810
Machinery and equipment	50,587	50,013
Office furniture and equipment	53,219	52,369
Equipment held for rental	2,693	2,423
Demonstration equipment	8,784	8,021
Transportation equipment	4,919	5,115
	172,385	169,955
Less accumulated depreciation	86,033	80,528
	86,352	89,427
TOTAL ASSETS	$318,576	$324,876

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(continued)

(in thousands, except share data)

	August 1,	May 2,
	2009	2009
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,885	$30,273
Accrued expenses and warranty obligations	31,774	35,548
Current maturities of long-term debt and marketing obligations	1,248	367
Billings in excess of costs and estimated earnings	11,749	13,769
Customer deposits	10,513	10,007
Deferred revenue	9,889	9,531
Income taxes payable	1,902	2,935
Total current liabilities	94,960	102,430

Long-term debt, less current maturities	1,922	23
Long-term marketing obligations, less current maturities	725	759
Long-term warranty obligations and other payables	4,596	4,805
Deferred income taxes	4,996	4,948
Total long-term liabilities	12,239	10,535
TOTAL LIABILITIES	107,199	112,965

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares;40,757,122 and 40,657,552
shares issued at August 1, 2009 and May 2, 2009, respectively	28,770	27,872
Additional paid-in capital	14,778	13,898
Retained earnings	168,436	170,705
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(598)	(555)
TOTAL SHAREHOLDERS' EQUITY	211,377	211,911
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$318,576	$324,876

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 1,	August 2,
	2009	2008

Net sales	$113,453	$161,229
Gain on sale of property	25	977
Cost of goods sold	83,383	116,858
Gross profit	30,095	45,348

Operating expenses:
Selling	14,368	16,365
General and administrative	6,534	7,682
Product design and development	5,870	6,546
	26,772	30,593
Operating income	3,298	14,755

Nonoperating income (expense):
Interest income	375	536
Interest expense	(47)	(106)
Other income (expense), net	(602)	(345)

Income before income taxes	3,024	14,840
Income tax expense	1,592	5,113
Net income	$1,432	$9,727

Weighted average shares outstanding:
Basic	40,759	40,338
Diluted	41,073	41,323

Earnings per share:
Basic	$0.04	$0.24
Diluted	$0.03	$0.24

Cash dividend paid per share	$0.095	$0.09

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 1,	August 2,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,432	$9,727
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,637	5,884
Amortization	79	79
Gain on sale of property and equipment	(25)	(977)
Stock-based compensation	880	839
Equity in losses of affiliate	714	692
Loss on sale of equity investee	231	-
Provision for doubtful accounts	(308)	111
Deferred income taxes, net	(66)	(99)
Change in operating assets and liabilities	(2,241)	(12,532)
Net cash provided by operating activities	6,333	3,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,559)	(7,534)
Purchases of receivables from equity investee, net	(306)	-
Proceeds from sale of property and equipment	61	2,713
Proceeds from sale of equity method investments	535	-
Net cash used in investing activities	(2,269)	(4,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	34	176
Excess tax benefits from stock-based compensation	-	71
Principal advances on long-term debt	2,775	-
Dividends paid	(3,873)	(3,635)
Net cash provided by (used in) financing activities	(1,064)	(3,388)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(202)	(38)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,798	(4,523)

CASH AND CASH EQUIVALENTS:
Beginning	36,501	9,325
Ending	$39,299	4,802

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$13	$116
Income taxes, net of refunds	2,661	1,555

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	118	817

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at May 2, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 2, 2009, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Insurance: We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims. We estimate our self-insured liabilities using a number of factors, including historical claims experience. Our self-insurance liability was $2,913 and $2,506 at August 1, 2009 and May 2, 2009, respectively, and is included in Accrued Expenses and Warranty Obligations in our Consolidated Balance Sheets.

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

Receivables: Accounts receivable are reported net of an allowance for doubtful accounts of $1,927 and $2,164 at August 1, 2009 and May 2, 2009, respectively.

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

Note 2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements.  SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009, and the remaining parts of SFAS No. 157 were adopted by us at the beginning of fiscal year 2010.  The implementation of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP No. 142-3 on May 3, 2009. The adoption of FSP No. 142-3 had no effect on our consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted EITF No. 03-6-1 on May 3, 2009. Since we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted EITF No. 08-6 on May 3, 2009. Adopting EITF No. 08-6 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired for fiscal years beginning after December 15, 2008. We adopted EITF Issue No. 08-7 on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

In April 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ending after June 15, 2009. We adopted these FSPs on May 3, 2009. The adoption of these FSPs did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. We adopted SFAS No. 165 on August 1, 2009 and do not expect that it will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

Note 3. Revenue Recognition

Multiple-element arrangements: We generate revenue from the sale of equipment and related services, including customization, installation and maintenance services. In some instances, we provide some or all of such equipment and services to our customers under the terms of a single multiple-element sales arrangement. These arrangements typically involve the sale of equipment bundled with some or all of these services, but may also involve instances in which we have contracted to deliver multiple pieces of equipment over time, rather than at a single point in time.

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and, if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

The cost of advertising rights, net of amortization, was $2,355 as of August 1, 2009 and $2,392 as of May 2, 2009.

Product maintenance: In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts. The revenue related to such contracts is deferred and recognized ratably as net sales over the terms of the contracts, which vary up to 10 years.

Software: We typically sell our proprietary software bundled with video displays and certain other products, but we also sell our software separately. Pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable. For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method starting when all of the above-mentioned criteria have been met.

Services: Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed. Net sales from services offerings which are not included in construction-type contracts approximated 7.0% and 4.3% of net sales for the three months ended August 1, 2009 and August 2, 2008, respectively.

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

There were no derivatives outstanding as of August 1, 2009.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 1, 2009 and August 2, 2008 follows:

	Net Income	Shares	Per Share Amount
For the three months ended August 1, 2009:
Basic earnings per share	$1,432	40,759	$0.04
Dilution associated with stock compensation plans	-	314	(0.01)
Diluted earnings per share	$1,432	41,073	$0.03

For the three months ended August 2, 2008:
Basic earnings per share	$9,727	40,388	$0.24
Dilution associated with stock compensation plans	-	935	-
Diluted earnings per share	$9,727	41,323	$0.24

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill was $4,648 at August 1, 2009 and $4,549 at May 2, 2009. We performed an impairment analysis of goodwill as of November 1, 2008. In addition, due to the then current economic conditions, the effects of the recession on our markets and the decline in our stock price, we believed that an additional goodwill impairment test was required as of May 2, 2009. The result of the analysis at each time indicated that no goodwill impairment existed as of those dates.

As required by SFAS No. 142, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements, various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets. Estimated amortization expense based on intangibles as of August 1, 2009 is $315, $288, $245, $228, $228 for the fiscal years ending 2010, 2011, 2012, 2013 and 2014, respectively and $552 thereafter. The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of August 1, 2009:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Patents	$2,282	$647	$1,635
Non-compete agreements	348	228	120
Registered trademarks	401	-	401
Other	87	66	21
	$3,118	$941	$2,177

Note 6. Inventories

Inventories consist of the following:

	August 1,	May 2,
	2009	2009

Raw materials	$17,616	$20,644
Work-in-process	8,204	7,561
Finished goods	23,093	23,195
Finished goods subject to deferred
revenue arrangement	1,313	-
	$50,226	51,400

Note 7. Segment Disclosure

We have five business units which meet the definition of reportable segments under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information: Commercial, Live Events, Schools and Theatres, Transportation and International.

Our Commercial segment consists of primarily sales of our PS-X, HD-X and our Galaxy® and Valo™ product lines, to resellers, primarily sign companies, outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers. Our Live Events segment consists of primarily sales of integrated scoring and video display systems to college and professional sports facilities and mobile PST display technology to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and PS-X display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines to geographics outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense. Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs are allocated to each segment based on various financial measures. In general, segments follow the same accounting policies as those described in Note 1. Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales. Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures. Beginning in fiscal 2010, we ceased allocation of general and administrative and product development expenses to reflect our management approach to these costs. Fiscal 2009 segment results have been retrospectively adjusted to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended
	August 1,	August 2,
	2009	2008
Net Sales
Commercial	$ 23,235	$ 48,390
Live Events	53,894	63,088
Schools & Theatres	18,435	16,980
Transportation	12,630	9,571
International	5,259	23,200
Net Sales	$ 113,453	$ 161,229

Contribution Margin
Commercial	$ 899	$ 8,742
Live Events	9,875	14,504
Schools & Theatres	2,463	784
Transportation	3,483	874
International	(1,018)	4,079
Total Contribution Margin	15,702	28,983

Non-Allocated Operating Expenses
General & Administration	6,534	7,682
Product Development	5,870	6,546
Operating Income	3,298	14,755

Nonoperating income (expense):
Interest income	375	536
Interest expense	(47)	(106)
Other income (expense), net	(602)	(345)

Income before income taxes	3,024	14,840
Income tax expense	1,592	5,113
Net income	$ 1,432	$ 9,727

Depreciation
Commercial	$ 1,871	$ 1,962
Live Events	1,835	2,130
Schools & Theatres	736	819
Transportation	490	506
International	210	163
Unallocated corporate depreciation	574	383
Depreciation	$ 5,716	$ 5,963

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States. The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
August 1, 2009	$106,602	$6,851	$113,453
August 2, 2008	135,031	26,198	161,229

Long-lived assets at:
August 1, 2009	$84,989	$1,363	$86,352
May 2, 2009	88,302	1,125	89,427

Note 8. Share-Based Compensation

Stock incentive plans: During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”). The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under these plans have a seven-year life, an exercise price equal to the fair market value on the date of grant and a three-year vesting period, provided that they remain on the Board. The restricted stock granted to members of the Board of Directors vests in one year, provided that they remain on the Board. As with stock options, restricted stock cannot be transferred during the vesting period.

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with SFAS No. 123(R) is as follows:

	Three Months Ended
	August 1,	August 2,
	2009	2008
Cost of sales	$131	$118
Selling	270	291
General and administrative	318	273
Product development and design	161	156
	$880	838

As of August 1, 2009, there was $5,862 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

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

A summary of comprehensive income is as follows:

	Three Months Ended
	August 1,	August 2,
	2009	2008
Net income	$1,432	$9,727
Net foreign currency translation adjustment	(42)	(56)
Net unrealized gain on derivatives	-	-
Total comprehensive income	$1,390	9,671

Note 10. Commitments and Contingencies

Securities litigation: Our company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (the “Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper. On June 5, 2009, we filed a motion to dismiss the Complaint. In July 2009, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss. Briefing on the motion is underway.

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

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of three of our shareholders.  The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the Complaint discussed above.  The Board referred the demands to a special committee of independent directors for investigation and action.  The special committee concluded its investigation and determined that it would not be in the best interests of the company to take any action on the allegations contained in the demands at this time and that it will continue to monitor the matter and revisit the demands if more information becomes available.

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

In connection with our investment in Outcast Media International, Inc. (“Outcast”), formerly FuelCast Media International, LLC, we have guaranteed outstanding debt of Outcast of approximately $3,229. This debt matures at various times through calendar year 2012, at which time our guarantee will expire subject to the debt being repaid by Outcast. We would be obligated to perform under the terms of the guarantee should Outcast default under the leases. Our guarantee obligation is generally limited to 50% of the amounts outstanding and we would have recourse back to Outcast under a reimbursement agreement. The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of Outcast. The total amounts accrued relating to the guarantee liability under the provisions of FIN No. 45 was $89 as of August 1, 2009.

Warranties: We offer a standard parts coverage warranty for periods varying from one to five years for all of our products. We also offer additional types of warranties that include on-site labor, routine maintenance and event support. In addition, the length of warranty on some installations can vary from one to 10 years. The specific terms and conditions of these warranties vary primarily depending on the type of the product sold. We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include historical and anticipated claims costs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

During the third quarter of fiscal 2009, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  It appears that this issue relates to some products painted during the period beginning in January 2008 and extending through December 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the third quarter of fiscal 2009, we discovered an unusually high level of displays built from January 2008 through December 2008 on which the paint was peeling.  As of August 1, 2009, we had reserved approximately $2,199 for related warranty claims, which is at the low end of a range of estimates since no single amount within the range is a better estimate. As a result, it is possible that the ultimate loss related to this issue may increase by approximately $1,614 if the high end of the range becomes more probable but may be partially offset by recourse available to us from suppliers.

Changes in our product warranties for the three months ended August 1, 2009 consisted of the following:

Amount
Beginning accrued warranty costs	$19,846
Warranties issued during the period	1,985
Settlements made during the period	(4,909)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	2,801
Ending accrued warranty costs	$19,723

Leases: We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $871 and $779 for the three months ended August 1, 2009 and August 2, 2008, respectively. Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at August 1, 2009:

Fiscal years ending	Amount
2010	$2,640
2011	2,981
2012	2,070
2013	1,419
2014	1,026
Thereafter	1,869
Total	$12,005

Purchase commitments: From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year. As of August 1, 2009, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2010	$374
2011	276
2012	276
2013	219
Total	$1,145

In fiscal 2007, we committed to purchase a building in Brookings, South Dakota, for approximately $3,000. The purchase is planned to close in fiscal 2010. The building would be used for both manufacturing and office expansion and is located adjacent to our existing facilities. We do not expect to require use of the building in fiscal 2010 and are evaluating alternatives for the building.

Note 11. Income Taxes

As of August 1, 2009, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years, fiscal years 2006, 2007, 2008 and 2009 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2003.  We operate under a tax holiday in China that will expire in fiscal 2012. At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

Note 12. Fair Value Measurement

The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents approximate their fair values due to the highly liquid nature of the instruments. The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on our Consolidated Balance Sheets for contracts receivable approximate fair value. The notes payable are variable rate notes that reprice frequently. The fair value on these notes approximates their carrying values. The carrying amounts reported for variable rate long-term debt and marketing obligations approximate fair value. Fair values for fixed-rate long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt and marketing obligations reported on our Consolidated Balance Sheets approximates fair value.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair-value measurements. We adopted SFAS No. 157 on April 27, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, SFAS No. 157 requires us to provide additional disclosures within our condensed consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value, consisting of level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets as of August 1, 2009 measured at fair value on a recurring basis were $35,189, which consisted of money market funds. We used level 1 inputs to determine the fair value of our financial assets. We have no assets and liabilities measured at fair value on a recurring basis that used level 2 or level 3 inputs.

Note 13. Exit or Disposal Costs

During the second quarter of fiscal 2009, we closed our Canadian manufacturing facilities. This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management. We have also discontinued these Vanguard products. In the second quarter of fiscal 2009, we recorded the costs associated with this closure of approximately $1,100, on a pre-tax basis. This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which has been included in cost of goods sold within our Transportation market. All costs related to the closure were settled in fiscal year 2009. We expect to save costs in the future as a result of this closure.

Note 14. SUBSEQUENT EVENTS

We have evaluated the existence of both recognized and unrecognized subsequent events through August 28, 2009, the filing date of this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 2, 2009 in the section entitled “Item 1A. Risk Factors”

The following discussion highlights the principal factors affecting changes in financial condition and results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Fiscal 2010 contains 52 weeks, and fiscal 2009 contained 53 weeks.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to note 2 of the notes to our consolidated financial statements, which are included elsewhere in this report.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts. As of August 1, 2009 and May 2, 2009, we had an allowance for doubtful accounts balance of approximately $1.9 million and $2.2 million, respectively.

Warranties. We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties. Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. Other than as disclosed in note 10 in the notes to the consolidated financial statements, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties. As of August 1, 2009 and May 2, 2009, we had approximately $19.7 million and $19.8 million reserved for these costs, respectively.

Extended warranty and product maintenance. We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term. If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements. As of August 1, 2009 and May 2, 2009, we had $9.9 million and $9.5 million of deferred revenue related to extended warranty and product maintenance, respectively.

Inventory. Inventories are stated at the lower of cost or market. Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins. In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary changes are charged to costs of goods sold in the period in which they occur. In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory. However, if market conditions change, including changes in technology, components used in our products or in expected sales, we may be exposed to unforeseen losses that could be material.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended
	August 1,	August 2,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	73.5%	71.9%
Gross profit	26.5%	28.1%
Operating expenses	23.6%	18.9%
Operating income	2.9%	9.2%
Interest income	0.3%	0.3%
Interest expense	0.0%	-0.1%
Other income (expense), net	-0.5%	-0.2%
Income before income taxes	2.7%	9.2%
Income tax expense	1.4%	3.2%
Net income	1.3%	6.0%

NET SALES

Net sales decreased 29.6% to $113.5 million for the first quarter of fiscal 2009 as compared to $161.2 million for the same period of fiscal 2009. The first quarter of fiscal 2009 had one more week than the first quarter of fiscal 2010 which impacts the comparison between the periods.

A following table sets forth net sales and orders by customer market for the periods indicated:

	Three Months Ended
	August 1,	August 2,
	2009	2008
Net Sales
Commercial	$23,235	$48,390
Live Events	53,894	63,088
Schools & Theatres	18,435	16,980
Transportation	12,630	9,571
International	5,259	23,200
Total Net Sales	$113,453	$161,229

Orders
Commercial	$21,117	$50,710
Live Events	44,347	59,165
Schools & Theatres	21,624	24,361
Transportation	7,836	10,159
International	11,015	12,875
Total Orders	$105,939	$157,270

Commercial Market. Net sales in the Commercial market declined 52.0% during the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. For the first quarter of fiscal 2010, net sales in the outdoor advertising (digital billboard) niche decreased by approximately $22 million or approximately 81% as compared to the first quarter of fiscal 2009. Net sales in our reseller niche, which includes primarily sales of our Galaxy® products and sales for large custom contracts, declined by approximately $1.7 million or approximately 11%.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009. We were one of two primary vendors of digital billboards for this customer. This corresponded to a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009. It is our belief that the current economic conditions and limited credit availability caused this overall decline. Although we believe that this niche still remains a long-term growth opportunity, we do not expect to see it rebound until sometime in calendar year 2011, based on industry reports. It is also important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

The decline in the reseller niche sales was due to a lower level of sales of Galaxy displays which was partially offset by a higher level of net sales for large custom contracts. We attribute the decline in Galaxy displays to the weaker economic conditions in the first quarter of fiscal 2010 as opposed to the same period of fiscal 2009. The level of custom contract orders in this niche is subject to volatility as described elsewhere and therefore it is difficult to project; however, we are seeing a growing number of opportunities. We have seen net sales decline sequentially each quarter since the first quarter of fiscal 2009 and are uncertain whether net sales have stabilized. Although there are indications that the conditions in the reseller niche could be improving, including interest in our products by national accounts, it is generally too early to conclude that the business could be rebounding. For the long-term, we believe that this market will be a growth area for the company.

Subject to the foregoing, our Commercial market generally benefits from increasing product acceptance, lower cost of displays, our distribution network and a better understanding by our customers of the product as a revenue generation tool.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales over the course of a fiscal year because the deployment of displays slows in the winter months in the colder climate regions of the United States. Generally speaking, seasonality is not a material factor in the rest of the Commercial market. Our estimates for sales and orders in the Commercial market could vary significantly depending on economic and credit factors and our ability to capture business in our national account niche.

Order bookings in the Commercial market were down approximately 58.4% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. The decline was caused by declines in both the reseller and outdoor advertising market for the same reasons as described above. Orders were however positively impacted by orders of Galaxy displays for a large convenience store chain based in the Midwest which helped offset the overall decline.

Live Events Market. Net sales in the Live Events market decreased by approximately 14.6% in the first quarter of fiscal 2010 as compared to the same quarter of fiscal 2009. The decrease in net sales for the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings, which lead to the significant growth during fiscal year 2009. These large contracts, each of which exceeded $5 million, contributed more than $25 million in net sales during the first quarter of fiscal 2009 compared to approximately $10 million in net sales in the first quarter of fiscal 2010.

During the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, that we believe is not sustainable for the long-term. Until these pressures are reduced, they are likely to adversely affect our ability to book orders and our gross profit margin. As a result of these competitive factors, it is difficult to forecast net sales for the rest of fiscal 2010; however, we realize that given the unusually high level of net sales related to large new construction projects over the past 12 months, it is likely that net sales will decline significantly in fiscal 2010. This decline is more likely given the natural volatility of the business where it is not practical to sustain net sales growth rates similar to fiscal 2009 over consecutive years. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment causes us to be less optimistic about how the economy may impact this business. There have been transactions which have been delayed due to economic conditions, but the impact to date has not been material. This could change in the future; however, over the long-term we expect to see growth assuming that the economy improves and we are successful at counteracting competitive pressures.

Order bookings in the Live Events market were down more than 25.0% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due to the decrease in large orders as explained above, competitive pressures which we think have caused us to lose orders we otherwise would have earned and various other factors as explained above.

Our expectations regarding growth over the long-term in large sports venues is due to a number of factors, including the expanding market, with facilities historically spending more on larger display systems; our product and services offering, which remains the most integrated and comprehensive offering in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams who strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be a recession-resistant business, although the severity of the current economic conditions are somewhat unprecedented. Net sales in our sports marketing and mobile and modular portion of this business unit were less than 2% of total net sales and thus were not significant in the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively.

Schools and Theatres Market. Net sales in the Schools and Theatres market increased 8.6% in the first quarter of fiscal 2010 as compared to the same quarter in fiscal 2009.  Orders for the market have decreased 11.2% for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Sales increased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 principally as a result of maintaining shorter lead times in the first quarter of fiscal 2010. During the first quarter of fiscal 2009, many orders were delayed due to execution issues within manufacturing which caused orders to be cancelled or pushed out into the second quarter of fiscal 2009. These execution issues did not occur in the first quarter of fiscal 2010 and therefore we do not have the unusually large backlog that we had at the same time in fiscal 2009, which led to greater sales in the second quarter of fiscal 2009. As a result, we expect to see lower sales in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 as we don’t see orders increasing to offset this impact. Orders and net sales have also been impacted by the worsening economic conditions. Based on the forgoing, we expect that orders and net sales will be less in fiscal 2010 as compared to fiscal 2009 within this market.

Transportation Market. Net sales in the Transportation market increased approximately 32.0% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009. Orders for the first quarter of fiscal 2010 are down approximately 22.9% over the same period in fiscal 2009. The decrease in orders does not appear to be a reflection of the current poor economic conditions in the United States. Rather, we believe it is more a reflection of timing differences on when the orders have been or are expected to be booked. The increase in sales is the result of timing as driven by our customers and our larger backlog going into fiscal 2010 as compared to fiscal year 2009. We expect that net sales in the Transportation market will grow in fiscal 2010 as compared to fiscal 2009, however orders may not increase, depending on the effects of federal stimulus spending and our ability to earn that business as it occurs.

International Market. Net sales in the International market in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 were down approximately 77.3%. Orders were down approximately 14.4% for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The decrease in net sales in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009. Due to the focus on large contracts in this market and the small number of contracts actually booked, volatility is not unusual. Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically. As stated in prior filings, in the second half of fiscal 2009 we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap. We believe that this had an adverse impact on our order bookings in the second half of fiscal 2009, which continued in the first quarter of fiscal 2010. In spite of the foregoing, it appears that this market may be seeing some strengthening as our opportunities seem to be increasing. If this strengthening converts to additional orders in the future, we expect that they will be at lower contract gross profit levels as compared to the prior fiscal year.

Advertising Revenues. We occasionally sell products in exchange for the advertising revenues generated from use of the products. These sales represented 0.6% and 1.6% of net sales for the first quarter of fiscal 2010 and 2009, respectively. The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions also are typically higher.

Backlog. The order backlog as of August 1, 2009 was approximately $113 million as compared to $173 million as of August 2, 2009, and $120 million at the beginning of the first quarter of fiscal 2010. Historically, our backlog varies due to the timing of large orders. The decline in backlog is the result of the lower level of order bookings as previously described across all markets coupled with the differences in net sales during the periods. Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

Gross profit decreased 33.6% to $30.1 million for the first quarter of fiscal 2010 as compared to $45.3 million for the first quarter of fiscal 2009. As a percent of net sales, gross profit was 26.5% for the first quarter of fiscal 2010 as compared to 28.1% for the first quarter of fiscal 2009. The decrease in gross profit dollars was primarily the result of lower sales which were offset by lower warranty costs. Warranty costs declined by approximately $1.8 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. In addition, higher costs of manufacturing as a percent of cost of goods sold adversely impacted gross profit percents. Had we achieved the same percentage of cost of goods sold, in the first quarter of fiscal 2010 as the first quarter of fiscal 2009, manufacturing costs would have been $2.9 million less. Manufacturing costs include a significant portion of fixed costs which are unable to be reduced during periods of lower sales. In spite of that, we continue to reduce costs where we can, including personnel and related costs, to lower this impact. However, it is unlikely that, absent increasing sales during the remainder of fiscal 2010, we can achieve the same percent of costs of goods sold as we did in the first quarter of fiscal 2009.

We are and have been over the past year and a half investing significant resources into standardizing our large video display product line, which we believe contained excessive custom design, increasing our risk of warranty costs. In addition, to reduce the level of warranty exposure, we have invested in enhanced product reliability testing equipment and personnel to implement more rigorous product testing procedures and to continue to enhance our quality processes in manufacturing. We believe that we have made progress in gaining control over our warranty costs but cannot be certain that new issues will not arise, including those described in the notes to consolidated financial statements.

During the third quarter of fiscal 2009, as described in the notes to consolidated financial statements, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel in certain conditions. We have accrued a reserve at the low end of the range of estimates since no single amount within the range is a better estimate. Therefore, it is possible that we could incur additional losses in fiscal 2010 of up to approximately $1.6 million, which would be at the high end of the estimated range.

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase. We continue to examine areas for cost reduction, including personnel costs, and we believe that we can make reductions in manufacturing costs in the future that will positively impact gross profit. However, any improvements in gross profit margin percents are subject to volatility based on issues described herein and in our risk factors as contained in our Annual Report on Form 10-K.

Gross profit in our Commercial business unit declined from approximately 28% in the first quarter of fiscal 2009 to approximately 20% in the same period of fiscal 2010 as a result of a decline in margin in all major niches. The decline resulted from greater costs of excess capacity caused by lower sales as previously explained. In addition the gross profit has declined in most niches within the commercial business unit due to increased competition and costs of services and warranties.

Gross profit in our Schools and Theatres business unit increased from approximately 27% in the first quarter of fiscal 2009 to approximately 31% in the first quarter of fiscal 2010. This increase resulted from higher margins on our standard products, primarily scoreboards, and Galaxy displays as a result of tighter controls over discounting as well as less variances in manufacturing as a result of more efficient operations which was reflected in better product lead times for the business unit.

Gross profit in our Live Events business unit decreased to approximately 26% in the first quarter of fiscal 2010 as compared to approximately 30% in the first quarter of fiscal 2009. The decrease was primarily the result of higher warranty and service costs in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. This was partially offset by better margin performance on the large contract business during the first quarter of fiscal 2010 compared to the same period in fiscal 2009.

Gorss profit in our Transportaion business unit increased to approximately 35% in the first quarter of fiscal 2010 as compared to approximately 21% in the first quarter of fiscal 2009. The increase was the result of better margins achieved on contracts booked for delivery in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Gross profit in the International business unit decreased to approximately 27% in the first quarter of fiscal 2010 as compared to approximately 28% in the same period one year ago. The decrease was the result of the lower gross margin percents on sales, primarily in China, which were unusually high in the first quarter of fiscal 2009, partially offset by lower warranty costs in Europe. The margins were unusually high in the first quarter of fiscal 2009 as a result of a couple of large contracts for which we were able to achieve much higher margins due to the newer technology underlying the contracts.

OPERATING EXPENSES

Operating expenses. Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, decreased by approximately 12.4% from $30.6 million in the first quarter of fiscal 2009 to $26.8 million in the first quarter of fiscal 2010. As a percent of net sales, operating expenses increased from 19.0% of net sales in the first quarter of fiscal 2009 to 23.6% of net sales for the first quarter of fiscal 2010. As a result of the downturn in orders and net sales that arose during the third quarter of fiscal 2009, we began a process to decrease all types of operating expenses to partially keep pace with the declining net sales. We expect these efforts to continue throughout fiscal 2010. The ultimate level of decreased spending is difficult to estimate as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and to date, our approach has been focused on allowing attrition to drive a significant portion of the decrease coupled with a general hiring freeze. In addition, we have implemented wage freezes for salaried employees beginning in fiscal 2010 and have implemented various other cost reduction initiatives. We have limited the amount of decreases in spending so that we do not adversely impact our business when the economy and the market for our products improve, as our intention is to emerge from the downturn stronger than when we entered it.

All areas of operating expenses were impacted as a result of the first quarter of fiscal 2009 including 14 weeks as opposed to the more common 13 weeks of the first quarter of fiscal 2010.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses decreased 12.2% to $14.4 million for the first quarter of fiscal 2010 as compared to $16.4 million for the first quarter of fiscal 2009.  Selling expenses increased to 12.7% of net sales for the first quarter of fiscal 2010 from 10.1% of net sales for the first quarter of fiscal 2009.

Selling expenses for the first quarter of fiscal 2010 were lower than selling expenses in the first quarter of fiscal 2009 as a result of a decrease in personnel costs, including taxes and benefits of approximately $1.4 million, a decline of $0.7 million in travel and entertainment costs, a $0.1 million decrease in commissions to third parties, a $0.1 decrease in conventions and various other changes. These decreases were partially offset by an increase in bad debt expense of approximately $0.2 million. The increase in bad debt expense was the result of a number of isolated product issues and customer issues, although a small portion of the increase could be resulting from the adverse economic conditions. The increase in commissions is due to the nature of the underlying transactions. Typically commissions are not a significant factor in our business.  The decrease in travel and entertainment is a reflection of the lower level of sales opportunities and cost savings initiatives in place.

Throughout the rest of fiscal 2010, we anticipate selling costs to decline from the current level.  This estimate is subject to containing costs, such as bad debt expense, travel and entertainment costs, and achieving additional employee attrition during the remaining quarters of fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased 15.6% to $6.5 million for the first quarter of fiscal 2010 as compared to $7.7 million for the first quarter of fiscal 2009. General and administrative expenses increased to 5.7% as a percent of net sales for the first quarter of fiscal 2010 from 4.8% of net sales for the first quarter of fiscal 2009.

General and administrative expenses decreased in the first quarter of fiscal 2010 over the same period in fiscal 2009 due to decreases of $0.3 million in professional and consulting fees, $0.1 in recruitment fees, $0.1 in software and hardware costs, $0.1 in telephone, $0.1 million in personnel and related payroll and benefits and $0.3 in other various expenses. Generally all declines in spending within this area are due to ongoing cost reduction efforts. We expect to continue examining opportunities for cost reductions within general and administrative expenses, however, material declines from the current level may become more difficult to obtain.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses decreased 9.2% to $5.9 million for the first quarter of fiscal 2010 as compared to $6.5 million for the first quarter of fiscal 2009. Product design and development expenses increased to 5.2% as a percent of net sales for the first quarter of fiscal 2010 from 4.1% of net sales for the first quarter of fiscal 2009.

During the first quarter of fiscal year 2010, we committed to specific plans for developing a common module platform for our large display technology for the purpose of gaining reliability and improved operational control. As a result we have scaled back our expectations for cost reductions in product development and in addition we have transferred some personnel from other areas of the company to product development to help speed this development and aid in other development projects.

Based on the foregoing, we expect that product design and development expenses will approximate between 5.0% and 5.5% of net sales for fiscal 2010.

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

Interest income decreased 20.0% to $0.4 million for the first quarter of fiscal 2010 compared to $0.5 million for the first quarter of fiscal 2009. The decrease was the result of lower levels of interest-bearing long-term receivables. We expect that the amount of interest income will increase in fiscal 2010 over fiscal 2009 due to higher levels of temporary cash investments; however, our business is characterized by a great deal of volatility of working capital components and therefore cash balances could be lower than expected, leading to lower interest income.

Interest expense decreased to less than $0.05 million for the first quarter of fiscal 2010 as compared to $0.1 million for the first quarter of fiscal 2009. The decrease is due to lower average borrowings outstanding during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. We expect that interest expense will decline from the level of the first quarter of fiscal 2010 in future quarters based on the expectation that we will pay down the debt incurred in that quarter.

OTHER INCOME (EXPENSE), NET

Net other expense increased for the first quarter of fiscal 2010 to a loss of $0.6 million as compared to a loss of $0.3 million for the same period one year ago. The increase of net other expense results from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses and a pre-tax loss of approximately $0.2 million in the first quarter of 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate. Finally, as a result of the loss in value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries. We also continue to have losses resulting from our equity investment in OutCast Media International, Inc., (“OutCast”) formerly known as FuelCast Media Networks.

INCOME TAX EXPENSE

Income taxes were approximately $1.6 million in the first quarter of fiscal 2010 and $5.1 million for the first quarter of fiscal 2009. The effective tax rate for the first quarter of fiscal 2010 was 52.6% as compared to 34.5% for the first quarter of fiscal 2009. The increase in the effective rate is due to the size of losses incurred in foreign jurisdictions relative to domestic income which causes the effective rate to increase. In addition, due to the lower levels of income expected for the year domestically, the items that cause a change from the statutory rate to the effective rate have a more significant impact. If we are able to increase our income, we can expect that the effective tax rate will decrease.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $110.6 million at August 1, 2009 and $104.5 million at May 2, 2009. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first quarter of fiscal 2010 was $7.3 million. Net income of $1.4 million plus depreciation and amortization of $5.6 million, the add-back of equity in net losses of equity investments, and stock-based compensation, less $2.2 million in changes in net operating assets, and gain on sale of property and equipment, generated the cash provided by operations.

The most significant drivers of the change in net operating assets for the first quarter of fiscal 2010 were the decreases in accounts receivable, inventories, and costs and estimated earnings in excess of billings and increases in customer deposits. These changes were offset by increase in prepaid expenses and decreases in accounts payable, billing in excess of costs and estimated earnings and income taxes payable. The decrease in accounts receivables and inventories was the result of the lower level of net sales, however days sales outstanding actually increased by two days. Day’s inventory outstanding also increased slightly as compared to the end of fiscal 2009. Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter. Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term. As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods from operating activities.

Cash used by investing activities of $2.3 million for the first quarter of fiscal 2010 included $2.6 million for purchases of property and equipment and $0.3 million of purchased receivables from an affiliate, which were offset by $0.1 million of proceeds from the sale of property and equipment. During the first quarter of fiscal 2010, we invested approximately $0.4 million in manufacturing equipment, $0.9 million in product demonstration equipment, $0.8 million in information systems infrastructure, including software, $0.1 million in facilities, and $0.4 million in rental equipment. These investments were made to support sales, in the case of demo and rental equipment, and other areas, primarily for maintenance needs. As of the end of the first quarter of fiscal 2010, capital expenditures were 3.4% of net sales. The purchase of receivables from an affiliate related to our purchase of receivables from Outcast to facilitate cash flow for operations of their business.

Cash used by financing activities of $1.1 million for the first quarter of fiscal 2010 consisted of the dividend paid to shareholders of $3.9 million on June 23, 2009, which was partially offset by $2.8 million of additional long-term debt as previously described. During the first quarter of fiscal 2010, we incurred long-term debt related to a purchase of a long-term software maintenance agreement. This was done as a result of incentives and pricing considerations. We expect to use our cash to pay down this debt in the second quarter, given our current cash flow forecast.

Included in receivables as of August 1, 2009 was approximately $6.4 million of retainage on long-term contracts, all of which is expected to be collected in one year.

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

Our product development activities during the first quarter of fiscal 2010 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.9 million for the first quarter of fiscal 2010 as compared to $6.5 million for the first quarter of fiscal 2009. We intend to incur expenditures at a rate of approximately 5.0% to 5.5% of fiscal year 2010 net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank which provides for a $45.0 million line of credit and includes up to $15.0 million for standby letters of credit. The line of credit is due on November 15, 2009. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on certain ratios. The effective interest rate was 1.0% at August 1, 2009. We are assessed a loan fee equal to 0.1% per annum of any non-used portion of the loan. As of August 1, 2009, there were no advances under the line of credit. The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio. We were in compliance with all covenants as of August 1, 2009.

Daktronics Canada, Inc. has a credit agreement with a bank which provides for a $0.3 million line of credit. The line of credit is due on February 1, 2010. The interest rate on the line of credit is equal to 1.5% above the prime rate of interest and was 2.3% on August 1, 2009. As of August 1, 2009, no advances under the line of credit were outstanding. The line of credit is secured primarily by accounts receivable, inventory and other assets of the subsidiary.

Daktronics Shanghai, Ltd., has established a line of credit for $1.5 million to facilitate the issuance of bank guarantees in connection with orders it receives. The fees on the line are equal to 0.5% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us. The line expires on May 31, 2010. As of August 1, 2009, no advances under the line of credit or bank guarantees were outstanding.

During the first quarter of fiscal 2010, we entered into a long-term debt arrangement with a financial institution under a vendor financing arrangement as previously described in the amount of $2.9 million. The interest rate on the loan is 0% and allows for the loan to be paid off at any time at the present value of the future payments discounted at 4.0%. The loan is secured by the underlying software maintenance agreement that the proceeds of the debt funded. The loan requires 36 monthly payments of approximately $0.08 million.

On May 28 2009, our Board declared an annual dividend payment of $0.095 per share on our common stock for the fiscal year ended May 2, 2009. Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At August 1, 2009, we had approximately $37.2 million of bonded work outstanding against this line.

We believe that if our growth extends beyond current expectations or if we make any strategic investments, we may need to increase our credit facility or seek other means of financing our growth. We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender or other sources. We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through August 1, 2009, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the first quarter of fiscal 2010 were approximately 6.0% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in United States dollars. As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of August 1, 2009, our outstanding debt approximated $2.8 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of August 1, 2009. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of August 1, 2009, our outstanding long-term receivables were approximately $23.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the last three quarters of fiscal year 2010 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)
	2010	2011	2012	2013	2014	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$7,099	$3,404	$3,127	$2,784	$1,545	$5,363
Average interest rate	7.4%	8.1%	8.1%	8.0%	8.3%	8.0%
Liabilities:
Long- and short-term debt
Fixed-rate	$684	$932	$962	$249	$-	$-
Average interest rate	5.8%	5.8%	6.0%	6.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$274	$321	$214	$128	$124	$7
Average interest rate	9.1%	8.8%	8.8%	8.7%	8.9%	8.4%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $36.2 million of our cash balances are denominated in United States dollars. Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 1, 2009, which is the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 1, 2009, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 1, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Our company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (the “Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper. On June 5, 2009, we filed a motion to dismiss the Complaint. In July 2009, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss. Briefing on the motion is underway.

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

In the third quarter of fiscal 2008, our Board of Directors received letters from lawyers acting on behalf of three of our shareholders.  The letters demanded that our company pursue claims against our officers, directors, and unspecified others for allegedly wrongful conduct based upon the same general events as are alleged in the Complaint.  The Board referred the demands to a special committee of independent directors for investigation and action.  The special committee concluded its investigation and determined that it would not be in the best interests of the company to take any action on the allegations contained in the demands at this time and that it will continue to monitor the matter and revisit the demands if more information becomes available.

Item 1A. RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 2, 2009. It describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.	Unregistered sales of equity Securities and Use of Proceeds

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	Submission of matters to a vote of security holders

(a)	Our annual meeting of shareholders was held on August 26, 2009 (the “Annual Meeting”).

(b)        At the Annual Meeting, Frank J. Kurtenbach, James A. Vellenga and Bryon J. Anderson were re-elected to our Board of Directors. The terms of the following Directors continued after the Annual Meeting: James B. Morgan, John L. Mulligan, Duane E. Sander, Ph.D., Dr. Aelred J. Kurtenbach, Robert G. Dutcher, and Nancy D. Frame.

(c)	At the Annual Meeting, the following proposals were adopted by the votes indicated:

Election of the following three nominees as Directors of the company, until their successors are duly elected and qualified:

	Number of Shares Voted
	For	Withheld
Frank J. Kurtenbach	24,222,372	9,471,558
James A. Vellenga	25,057,551	8,636,378
Bryon J. Anderson	24,906,355	8,787,574

Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for fiscal year 2010:

Number of Shares Voted
For	Against	Abstain
33,346,173	277,714	70,041

Item 5.	Other Information

DIRECTOR COMPENSATION

On August 26, 2009, our Board of Directors adopted resolutions amending the compensation program for non-employee directors, such that each non-employee director will receive each year during his or her term of service, upon the director’s appointment, election or re-election to the Board of Directors, beginning upon his or her first appointment, election or re-election occurring on or after August 26, 2009, a grant of non-qualified stock options under the 2007 Stock Incentive Plan to purchase shares of the company’s common stock which is valued at $45,000 based on the requirements for determining compensation expense under SFAS 123(R) consistent with the company’s practices for computing such compensation. These option grants will have an exercise price equal to the fair market value of the company’s common stock on the date of the grant and will vest one year from the date of grant if the non-employee director is then a director of the company. These new option grants will replace and supersede the prior automatic grants of options to non-employee directors of the company. Previously, each non-employee director would have received a grant of options valued at $135,000 upon the director’s appointment, election or re-election to the Board of Directors with one-third of the option vesting each year.

Consistent with the foregoing, on August 27, 2009, James A. Vellenga and Bryon J. Anderson were each granted a non-qualified option to purchase 12,821 shares at an exercise price of $8.25 per share.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Written action of the Board of Directors adopted effective August 26, 2009 amending the compensation program for the company’s non-employee directors as described in Item 5. Other Information of Part II above.

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

Date: August 28, 2009