Form 10-Q
period 2009-10-31
DAKTRONICS INC /SD/
filed 2009-11-25
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 23, 2009 was 41,033,713.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 31, 2009

TABLE OF CONTENTS

			Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2009 AND MAY 2, 2009	2
		CONSOLIDATED STATEMENTS OF INCOME FOR THREE AND SIX MONTHS
		ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
		ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008	5
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			28
ITEM 4. CONTROLS AND PROCEDURES			29

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS			29
ITEM 1A. RISK FACTORS			30
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS			30
ITEM 3. DEFAULTS UPON SENIOR SECURITIES			30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			30
ITEM 5. OTHER INFORMATION			30
ITEM 6. EXHIBITS			30

SIGNATURE			31

EXHIBIT INDEX:

Ex.	31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER REQUIRED BY RULE
		13a-14(a) OR RULE 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
		AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
		OF 2002
Ex.	32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)
Ex.	32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION
		1350)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,	May 2,
	2009	2009
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,363	$36,501
Restricted cash	1,392	1,083
Accounts receivable, less allowance for doubtful accounts	48,517	61,412
Inventories	41,946	51,400
Costs and estimated earnings in excess of billings	25,525	27,541
Current maturities of long-term receivables, less allowance for
doubtful accounts	6,673	7,962
Prepaid expenses and other	5,681	5,587
Deferred income taxes	15,283	15,017
Income tax receivable	324	-
Property and equipment available for sale	250	470
Total current assets	201,954	206,973

Advertising rights, net	1,688	2,392
Long-term receivables, less current maturities	14,009	15,879
Investments in affiliates	430	2,541
Goodwill	4,658	4,549
Intangible and other assets	4,212	2,804
Deferred income taxes	391	311
	25,388	28,476

PROPERTY AND EQUIPMENT:
Land	1,204	1,204
Buildings	50,918	50,810
Machinery and equipment	52,324	50,013
Office furniture and equipment	53,266	52,369
Equipment held for rental	2,695	2,423
Demonstration equipment	8,780	8,021
Transportation equipment	4,662	5,115
	173,849	169,955
Less accumulated depreciation	90,403	80,528
	83,446	89,427
TOTAL ASSETS	$310,788	$324,876

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	October 31,	May 2,
	2009	2009
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,541	$30,273
Accrued expenses and warranty obligations	32,023	35,548
Current maturities of long-term debt and marketing obligations	479	367
Billings in excess of costs and estimated earnings	8,537	13,769
Customer deposits	10,427	10,007
Deferred revenue (billed or collected)	7,061	6,669
Income taxes payable	422	2,935
Total current liabilities	80,490	99,568

Long-term debt, less current maturities	13	23
Long-term marketing obligations, less current maturities	538	759
Long-term warranty obligations and other payables	4,324	4,805
Deferred income taxes	4,996	4,948
Long-term deferred revenue (billed or collected)	3,348	2,862
Total long-term liabilities	13,219	13,397
TOTAL LIABILITIES	93,709	112,965

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 40,871,382 and 40,657,552 shares
issued at October 31, 2009 and May 2, 2009, respectively	28,943	27,872
Additional paid-in capital	15,610	13,898
Retained earnings	173,113	170,705
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(578)	(555)
TOTAL SHAREHOLDERS' EQUITY	217,079	211,911
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$310,788	$324,876

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net sales	$115,362	$169,697	$228,815	$330,926
Cost of goods sold	81,800	121,486	165,183	237,367
Gross profit	33,562	48,211	63,632	93,559

Operating expenses:
Selling	12,888	15,526	27,255	31,890
General and administrative	5,959	7,554	12,493	15,236
Product design and development	5,534	5,286	11,404	11,833
	24,381	28,366	51,152	58,959
Operating income	9,181	19,845	12,480	34,600

Nonoperating income (expense):
Interest income	379	511	753	1,047
Interest expense	(63)	(57)	(110)	(164)
Other income (expense), net	(711)	(1,334)	(1,313)	(1,679)

Income before income taxes	8,786	18,965	11,810	33,804
Income tax expense	3,937	6,768	5,529	11,881
Net income	$4,849	$12,197	$6,281	$21,923

Weighted average shares outstanding:
Basic	40,831	40,478	40,795	40,440
Diluted	41,002	41,221	41,106	41,286

Earnings per share:
Basic	$0.12	$0.30	$0.15	$0.54
Diluted	$0.12	$0.30	$0.15	$0.53

Cash dividend paid per share	$-	$-	$0.095	$0.090

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 31,	November 1,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,281	$21,923
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,123	11,872
Amortization	157	157
Gain on sale of property and equipment	(26)	(977)
Stock-based compensation	1,712	1,594
Equity in losses of affiliates	1,347	1,266
Provision for doubtful accounts	(269)	69
Loss on sale of equity investee	231	-
Deferred income taxes, net	(299)	(191)
Change in operating assets and liabilities	9,400	(20,021)
Net cash provided by operating activities	29,657	15,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,247)	(16,569)
Loans to equity investees	-	(500)
Purchases of receivables from equity investee, net	(306)	-
Proceeds from sale of property and equipment	104	2,947
Proceeds from sale of equity method investments	535	-
Net cash used in investing activities	(5,914)	(14,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on notes payable	(13)	(546)
Proceeds from exercise of stock options	207	578
Excess tax benefits from stock-based compensation	-	159
Dividend paid	(3,874)	(3,635)
Net cash used in financing activities	(3,680)	(3,444)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(201)	237
INCREASE IN CASH AND CASH EQUIVALENTS	19,862	(1,637)

CASH AND CASH EQUIVALENTS:
Beginning	36,501	9,325
Ending	$56,363	$7,688

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$202	$219
Income taxes, net of refunds	8,375	8,346

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	929	869
Purchase of property and equipment included in accounts payable	-	261
Conversion of accounts receivable to equity interest in affiliate	-	1,947

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Polices

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at May 2, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 2, 2009, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

We have a variable interest in OutCast Media International, Inc. (“OutCast”). The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our interest in OutCast consists of a 37% equity interest, debt owed by OutCast in the amount of $1.6 million, and a guarantee of debt in as described in Note 10. OutCast operates the largest pumptop display network in the United States. Our maximum exposure to loss related to OutCast is approximately $3.4 million.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction contracts (“construction-type contracts”), estimated costs to be incurred for product warranties, excess and obsolete inventory, the reserve for doubtful accounts, stock-based compensation, goodwill impairment and income taxes. Changes in estimates are reflected in the periods in which they become known.

Reclassifications:  Certain reclassifications have been made to the fiscal year 2009 consolidated financial statements to conform to the presentation used in the fiscal 2010 consolidated financial statements.  These reclassifications had no affect on shareholders’ equity or net income as previously reported.  We reclassified certain maintenance agreements from deferred revenue (billed or collected) to long-term deferred revenue (billed or collected).

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

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $3,046 and $2,506 at October 31, 2009 and May 2, 2009, respectively, and is included in accrued expenses and warranty obligations in our consolidated balance sheets.

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

Receivables: Accounts receivable are reported net of an allowance for doubtful accounts of $1,895 and $2,164 at October 31, 2009 and May 2, 2009, respectively.

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

Note 2. Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (codified as “ASC 105”).  ASC 105 establishes the Accounting Standards Codification (“ASC”) as the source of authoritative accounting literature recognized by the FASB to be applied by nongovernmental entities in addition to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative generally accepted accounting principles (“GAAP”) for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of the financial statements.  Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASU”).  This standard became effective for financial statements for interim and annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the effective date of ASC 820 was deferred for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of ASC 820 at the beginning of fiscal year 2009, and the remaining parts of ASC 820 were adopted by us at the beginning of fiscal year 2010.  The implementation of ASC 820 did not have a material impact on our consolidated financial statements at either date.

In December 2007, the FASB issued ASC 805 Business Combinations. ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted ASC 805 on May 3, 2009, and any acquisitions we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

In December 2007, the FASB issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. ASC 810 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.  We adopted ASC 810 on May 3, 2009.  As of that date, we did not have any partially owned consolidated subsidiaries and, therefore, the adoption of this accounting standard had no effect on our consolidated financial statements.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging, which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires companies to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements.  We adopted ASC 815 on May 3, 2009.  The adoption of ASC 815 had no effect on our consolidated financial statements.

In April 2008, the FASB issued ASC 350, Intangibles – Goodwill and Other.  ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 350 on May 3, 2009.  The adoption of ASC 350 had no effect on our consolidated financial statements.

In June 2008, the FASB issued ASC Subtopic 260-10-45, Earnings Per Share – Other Presentation Matters. ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method.  ASC Subtopic 260-10-45 is effective for fiscal years beginning after December 15, 2008. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of ASC Subtopic 260-10-45.  We adopted ASC Subtopic 260-10-45 on May 3, 2009.  Because we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified ASC Subtopic 323-10-65-1, Equity Method Investment Accounting Considerations. ASC Subtopic 323-10-65-1 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted ASC 323-10-65-1 on May 3, 2009.  The adoption of ASC Subtopic 323-10-65-1 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified ASC Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC Subtopic 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable.  Defensive intangible assets must be recognized at fair value in accordance with ASC 805 Business Combinations and ASC 820 Fair Value Measurement and Disclosure. ASC 350-30-35-5A is effective for intangible assets acquired for fiscal years beginning after December 15, 2008.  We adopted ASC 350-30-35-5A on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

In April 2009, the FASB issued three ASC Topics intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  ASC Subtopic 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with ASC Subtopic 820-10-50, Fair Value Measurements. ASC 320, Debt and Equity Securities, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. ASC 320 does not amend existing guidance related to other-than-temporary impairments of equity securities. ASC Topic 825 and 270, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These ASC topics and subtopics are effective for fiscal years and interim periods ending after June 15, 2009.  We adopted these ASC topics and subtopics on May 3, 2009.   The adoption of these ASC topics and subtopics did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 on May 3, 2009.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASC Subtopic 6005-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the impact of ASC Subtopic 605-25 on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  We are currently assessing the impact of ASU 2009-05 on our consolidated financial statements.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC Subtopic 605-25-25, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and, if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

The cost of advertising rights, net of amortization, was $1,688 as of October 31, 2009 and $2,392 as of May 2, 2009.

Product maintenance:  In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts.  The revenue related to such contracts is deferred and recognized ratably as net sales over the terms of the contracts, which vary up to 10 years.   We record unrealized revenue in the deferred revenue (billed or collected) in the liability section of the balance sheet.  Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by us in future periods.

Software:  We typically sell our proprietary software bundled with video displays and certain other products, but we also sell our software separately.  Pursuant to ASC 985-605, Software/Revenue Recognition, revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable.  For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method starting when all of the above-mentioned criteria have been met.

Services:  Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed.  Net sales from services offerings which are not included in construction-type contracts approximated 8.0% and 4.9% of net sales for the six months ended October 31, 2009 and November 1, 2008, respectively.

Rentals:  We rent display equipment to our customers under short-term rental agreements, generally for periods no longer than 12 months.  Revenues generated by us for equipment rentals are recognized over the period of the rental agreement.

Derivatives:  We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.   ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings.  If a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales over the next year, we have instituted a foreign currency cash flow hedging program which requires us to hedge currency risk whenever funds are expected to be converted to US Dollars.  Actual forward contracts that satisfy this requirement occur infrequently.  We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is partially offset by gains in the value of the forward contracts.  Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is partially offset by losses in the value of the forward contracts.

There were no derivatives outstanding as of October 31, 2009.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 31, 2009 and November 1, 2008 follows:

	Net Income	Shares	Per Share Amount
For the three months ended October 31, 2009:
Basic earnings per share	$4,849	40,831	$0.12
Dilution associated with stock compensation plans	-	171	-
Diluted earnings per share	$4,849	41,002	$0.12

For the three months ended November 1, 2008:
Basic earnings per share	$12,197	40,478	$0.30
Dilution associated with stock compensation plans	-	743	-
Diluted earnings per share	$12,197	41,221	$0.30

For the six months ended October 31, 2009:
Basic earnings per share	$6,281	40,795	$0.15
Dilution associated with stock compensation plans	-	311	-
Diluted earnings per share	$6,281	41,106	$0.15

For the six months ended November 1, 2008:
Basic earnings per share	$21,923	40,440	$0.54
Dilution associated with stock compensation plans	-	846	(0.01)
Diluted earnings per share	$21,923	41,286	$0.53

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, and we complete an impairment analysis on at least an annual basis and more frequently if circumstances warrant.

Goodwill was $4,658 at October 31, 2009 and $4,549 at May 2, 2009.  We perform an impairment test of goodwill annually as of the first day of the third quarter.  In addition, due to the then current economic conditions, the effects of the recession on our markets and the decline in our stock price, we performed an additional goodwill impairment test as of May 2, 2009.  The result of the test at each time indicated that no goodwill impairment existed as of those dates.

As required by ASC 350, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements, various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.  Estimated amortization expense based on intangibles as of October 31, 2009 is $315, $288, $245, $228, $228 for the fiscal years ending 2010, 2011, 2012, 2013 and 2014, respectively, and $552 thereafter.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of October 31, 2009:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Patents	$2,282	$704	$1,578
Non-compete agreements	348	245	103
Registered trademarks	401	-	401
Other	87	71	16
	$3,118	$1,020	$2,098

Note 6. Inventories

Inventories consist of the following:

	October 31,	May 2,
	2009	2009

Raw materials	$14,269	$20,644
Work-in-process	6,717	7,561
Finished goods	19,450	23,195
Finished goods subject to
deferred revenue arrangements	1,510	-
	$41,946	$51,400

Finished goods subject to deferred revenue arrangements represent inventory provided to customers on a trial basis and contain contractual provisions which make a purchase probable.

Note 7. Segment Disclosure

We have five markets which meet the definition of reportable segments under ASC 280, Segment Reporting: Commercial, Live Events, Schools and Theatres, Transportation and International.

Our Commercial segment primarily consists of sales of our PS-X, HD-X, Galaxy® and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and mobile PST display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and PS-X display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures.  Beginning in fiscal 2010, we ceased allocation of general and administrative and product development expenses to reflect our management approach to these costs. Fiscal 2009 segment results have been retrospectively adjusted to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales
Commercial	$24,873	$47,794	$48,108	$96,184
Live Events	48,949	78,403	102,844	141,491
Schools & Theatres	18,766	22,680	37,200	39,661
Transportation	10,590	8,727	23,220	18,299
International	12,184	12,093	17,443	35,291
Net Sales	115,362	169,697	228,815	330,926

Contribution margin
Commercial	3,470	8,770	4,369	17,512
Live Events	10,358	21,992	20,232	36,495
Schools & Theatres	2,193	3,040	4,656	3,824
Transportation	2,764	545	6,249	1,419
International	1,889	(1,661)	871	2,419
Total Contribution Margin	20,674	32,686	36,377	61,669

Non-allocated operating expenses
General & Administrative	5,959	7,555	12,493	15,236
Product Development	5,534	5,286	11,404	11,833
Operating income	9,181	19,845	12,480	34,600

Nonoperating income (expense):
Interest income	379	511	753	1,047
Interest expense	(63)	(57)	(110)	(164)
Other income (expense), net	(711)	(1,334)	(1,313)	(1,679)

Income before income taxes	8,786	18,965	11,810	33,804
Income tax expense	3,937	6,768	5,529	11,881
Net income	$4,849	$12,197	$6,281	$21,923

Depreciation and amortization
Commercial	$1,779	$1,976	$3,650	$3,938
Live Events	1,901	2,215	3,736	4,345
Schools & Theatres	714	822	1,450	1,641
Transportation	419	475	909	981
International	230	156	440	319
Unallocated corporate depreciation	521	422	1,095	805
	$5,564	$6,066	$11,280	$12,029

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
October 31, 2009	$101,017	$14,345	$115,362
November 1, 2008	151,092	18,605	169,697

Net sales for six months ended:
October 31, 2009	$207,619	$21,196	$228,815
November 1, 2008	285,922	45,004	330,926

Long-lived assets at:
October 31, 2009	$82,317	$1,301	$83,618
May 2, 2009	88,302	1,125	89,427

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with ASC 718 Compensation-Stock Compensation is as follows:

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Cost of sales	$120	$83	$251	$201
Selling	263	244	533	535
General and administrative	297	306	614	579
Product development and design	152	124	314	279
	$832	$757	$1,712	$1,594

As of October 31, 2009, there was $5,380 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 9. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments and net unrealized gains and losses on derivative instruments, as applicable. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.

A summary of comprehensive income is as follows:

	Six Months Ended
	October 31,	November 1,
	2009	2008
Net income	$6,281	$21,923
Net foreign currency translation adjustment	(23)	(100)
Total comprehensive income	$6,258	$21,823

Note 10.  Commitments and Contingencies

Securities litigation: Our company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (“Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.  On June 5, 2009, we filed a motion to dismiss the Complaint.  In July 2009, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss.  In September 2009, we filed a reply memorandum in support of the notice to dismiss.  Briefing on the motion is underway.

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

Guarantees:  In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100.  We have recognized a guarantee liability in the amount of $200 under the provisions of ASC 460, Guarantees, in the accompanying financial statements.

In connection with our investment in OutCast we have guaranteed outstanding debt of approximately $3,688.  This debt matures at various times through calendar year 2012, at which time our guarantee will expire subject to the debt being repaid by OutCast.  We would be obligated to perform under the terms of the guarantee should OutCast default under the leases. Our guarantee obligation is generally limited to 50% of the amounts outstanding, and we would have recourse back to OutCast under a reimbursement agreement.  The guarantee was undertaken to support the rollout of LCD displays in connection with the core business of OutCast.  The total amount accrued relating to the guarantee liability under the provisions of ASC 460 was $80 as of October 31, 2009.  In addition to the foregoing, OutCast is obligated to pay us on loans maturing during the third quarter of fiscal 2010 of approximately $1,600.  OutCast’s ability to pay these debts is contingent on obtaining funding or a renegotiation of the debt.  We have entered into a non-binding letter of intent whereby OutCast is obtaining funding to pay off this debt and to release us from the foregoing guarantee and therefore we have not reserved any amounts against these loans or the guarantee.  If OutCast is unable to close on this funding, we may incur losses to the extent of the loans and the guarantees.  Approximately $1,060 is secured by the assets of OutCast, which we believe adequately secures that debt; however, the ultimate recovery cannot be certain if OutCast cannot satisfy its obligations.

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

During the third quarter of fiscal 2009, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  This issue related to various products painted during the period beginning in January 2008 and extending through December 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the third quarter of fiscal 2009, we discovered an unusually high level of displays built from January 2008 through December 2008 on which the paint was peeling.  During the second quarter of fiscal 2010, we were able to quantify the claim and determined that the actual costs incurred or expected to be incurred are at the low end of the range of estimates accrued in previous periods.  As of October 31, 2009, we had accrued $205 for remaining claims.

Changes in our product warranties for the six months ended October 31, 2009 consisted of the following:

Amount
Beginning accrued warranty costs	$19,724
Warranties issued during the period	1,992
Settlements made during the period	(5,232)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	1,721
Ending accrued warranty costs	$18,205

Leases:  We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $1,473 and $1,608 for the six months ended October 31, 2009 and November 1, 2008, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 31, 2009:

Fiscal years ending	Amount
2010	$1,708
2011	3,080
2012	2,102
2013	1,443
2014	1,027
Thereafter	1,871
Total	$11,231

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of October 31, 2009, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2010	$850
2011	1,288
2012	1,119
2013	985
2014	336
Total	$4,578

In fiscal 2007, we committed to purchase a building in Brookings, South Dakota, for approximately $3,000.  The purchase is planned to close in the third quarter of fiscal 2010.  The building would have been used for both manufacturing and office expansion and is located adjacent to our existing facilities.  However, we do not expect to require use of the building in fiscal 2010 and are evaluating alternatives for the building.

In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations have been stopped in this facility until new equipment is installed and building repair is completed, which is estimated to be in the fourth quarter of fiscal 2010.  Our insurance policies and coverages entitle us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire. Income resulting from business interruption insurance, if any, and property damage insurance will not be recognized until all contingencies are resolved. The total extent of the property damage and other expected costs to rebuild and cover losses are estimated to be between approximately $2.0 to $4.0 million.  Although there are assets included within inventory and property and equipment that have been impaired, we believe that insurance proceeds will be sufficient to cover substantially all of the losses and the additional expenses incurred and therefore we have not recognized any losses as of October 31, 2009.  This estimate is subject to change based on the final insurance settlement and analysis of losses. We have been able to source the circuit boards from an outside vendor.

Note 11.  Income Taxes

As of October 31, 2009, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years, fiscal years 2006, 2007, 2008 and 2009 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2003.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

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

In September 2006, the FASB issued ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. ASC 820 also expands disclosures about fair-value measurements. We adopted ASC 820 on April 27, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of ASC 820 did not impact our financial condition, results of operations or cash flows, ASC 820 requires us to provide additional disclosures within our condensed consolidated financial statements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value, consisting of level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability), and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets as of October 31, 2009 measured at fair value on a recurring basis were $50,300, which consisted of money market funds.  We used level 1 inputs to determine the fair value of our financial assets.  We have no assets and liabilities measured at fair value on a recurring basis that used level 2 or level 3 inputs.

Note 13.  Exit or Disposal Costs

During the second quarter of fiscal 2009, we closed our Canadian manufacturing facilities.  This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management.  We have also discontinued these Vanguard products.  In the second quarter of fiscal 2009, we recorded the costs associated with this closure of approximately $1,100 on a pre-tax basis. This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which have been included in cost of goods sold within our Transportation market. All costs related to the closure were settled in fiscal year 2009.

Note 14.  SUBSEQUENT EVENTS

We have evaluated the existence of both recognized and unrecognized subsequent events through November 25, 2009, the filing date of this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including  those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 2, 2009 in the section entitled “Item 1A. Risk Factors.”

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  The primary markets consist of Live Events, Commercial, Schools and Theatres, International and Transportation.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of October 31, 2009 and May 2, 2009, we had an allowance for doubtful accounts balance of approximately $1.9 million and $2.2 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.   Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of October 31, 2009 and May 2, 2009, we had approximately $18.2 million and $19.8 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of October 31, 2009 and May 2, 2009, we had $10.0  million and $9.5 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and financial reporting purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established.  We review deferred tax assets, including net operating losses, and for those not expecting to be realized, we have recognized a valuation allowance.  If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions.  These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions.  At any one time, multiple tax years are subject to audit by various tax authorities.

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.  In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures, consistent with ASC 740 Income Taxes.  A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified.  We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.  Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions.  We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.

Some of the countries in which we are located allow tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax holidays and incentives with respect to our Chinese operations will expire within the next three years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, any acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee option. We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options. Our decision to use implied volatility was based on the availability of actively traded options for our common stock and our assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.9%	71.6%	72.2%	71.7%
Gross profit	29.1%	28.4%	27.8%	28.3%
Operating expenses	21.1%	16.7%	22.3%	17.9%
Operating income	8.0%	11.7%	5.5%	10.4%
Interest income	0.3%	0.3%	0.3%	0.3%
Income expense	-0.1%	0.0%	0.0%	0.0%
Other income (expense), net	-0.6%	-0.8%	-0.6%	-0.5%
Income before income taxes	7.6%	11.2%	5.2%	10.2%
Income tax expense	3.4%	4.0%	2.4%	3.6%
Net income	4.2%	7.2%	2.8%	6.6%

NET SALES

Net sales decreased 30.9% to $228.8 million for the six months ended October 31, 2009 as compared to $330.9 million for the same period of fiscal 2009.  Net sales decreased 32.0% to $115.4 million for the three months ended October 31, 2009 as compared to $169.7 million for the same period of fiscal 2009.  The first quarter and six months of fiscal 2009 had one more week than the first quarter and six months of fiscal 2010, which impacts the comparison between the periods.

A following table sets forth net sales and orders by customer market for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net Sales
Commercial	$24,873	$47,794	$48,108	$96,184
Live Events	48,949	78,403	102,844	141,491
Schools & Theatres	18,766	22,680	37,200	39,661
Transportation	10,590	8,727	23,220	18,299
International	12,184	12,093	17,443	35,291
Total Net Sales	$115,362	$169,697	$228,815	$330,926

Orders
Commercial	$22,546	$38,962	$43,663	$89,672
Live Events	37,102	61,157	81,450	120,322
Schools & Theatres	16,172	12,281	37,796	36,642
Transportation	8,234	7,761	16,070	17,920
International	12,694	11,798	23,708	24,673
Total Orders	$96,748	$131,959	$202,687	$289,229

Commercial Market. Net sales in the Commercial market declined during the second quarter and first six months of fiscal year 2010 as compared to the same periods of fiscal year 2009.  For the second quarter of fiscal year 2010, net sales decreased 48.0%, and for the first six months of fiscal year 2010, net sales decreased 50.0% as compared to the same periods of last fiscal year.  For the second quarter of fiscal 2010, net sales to outdoor advertising (digital billboard) customers decreased by approximately $21.9 million or approximately 82.3% as compared to the second quarter of fiscal 2009, and for the first six months of fiscal year 2010, net sales declined $43.7 million or approximately 81.7% as compared to the first six months of fiscal 2009.  Net sales in our reseller niche, which includes primarily sales of our Galaxy® products and sales for large custom contracts, declined by approximately $1.7 million or approximately 11.5% for the second quarter of fiscal year 2010 and $3.4 million or approximately 11.6% for the first six months of fiscal 2010.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009.  We were one of two primary vendors of digital billboards for this customer.  This corresponded to a decline in our orders overall from outdoor advertising customers, which started to become evident late in the second quarter of fiscal 2009.  It is our belief that the current economic conditions and limited credit availability caused this overall decline.  Although we believe that this niche still represents a long-term growth opportunity, we do not expect to see it rebound until sometime in calendar year 2011, based on industry reports.  It is also important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

The decline in the reseller niche both for the second quarter and year to date in fiscal 2010 was due primarily to a lower level of sales of standard Galaxy displays.  We attribute the decline in sales of Galaxy displays to the weaker economic conditions in the first half of fiscal 2010 as compared to the same period of fiscal 2009.  We are beginning to see increases in order volumes of these types of products, which we believe is due to improving economic conditions and improved lead times.  Large contract orders in this niche have increased approximately 11.5% on a year to date basis compared to the same period one year ago.  The level of custom contract orders in this niche is subject to volatility as described elsewhere and therefore it is difficult to project; however, we are seeing a growing number of opportunities.  Overall in the Commercial market, we have seen net sales decline sequentially each quarter since the first quarter of fiscal 2009 until the second quarter of fiscal 2010.  Although it appears as though sales may be on an upward trend, we cannot be certain that this will continue given the volatile nature of the current economic conditions and competitive forces.  For the long-term, we believe that this market will be a growth area for the company.

Subject to the foregoing, our Commercial market generally benefits from increasing product acceptance, lower cost of displays, our distribution network and a better understanding by our customers of the product as a revenue generation tool.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales over the course of the fiscal year because the deployment of displays slows in the winter months in the colder climate regions of the United States.  Generally speaking, seasonality is not a material factor in the rest of the Commercial market.  Our outlook for sales and orders in the Commercial market could vary significantly depending on economic and credit factors and our ability to capture business in our national account niche.

Order bookings in the Commercial market were down approximately 42.1% for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  For the first six months of fiscal 2010, orders declined by approximate 51.3% as compared to the same period of fiscal 2009.  The decline was caused by declines in both the reseller and outdoor advertising market for the same reasons as described above.  Orders for the first six months of fiscal 2010 were positively impacted by orders of Galaxy displays for a large convenience store chain based in the Midwest, which helped offset the overall decline.

Live Events Market. Net sales in the Live Events market decreased by approximately 37.6% in the second quarter of fiscal 2010 as compared to the same quarter of fiscal 2009 and on a year-to-date basis are down approximately 27.3%.  The decrease in net sales for the second quarter and year to date for fiscal 2010 as compared to the same periods in fiscal 2009 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings, which led to the significant growth during fiscal year 2009.  These large contracts, each of which exceeded $5 million, contributed more than $11.2 million and $28.2 million in net sales during the second quarter and first six months of fiscal year 2010 compared to approximately $20.7 million and $49.2 million for the same periods in fiscal 2009.

During the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, that we believe is not sustainable for the long-term.  Until these pressures are reduced, they are likely to adversely affect our ability to book orders and our gross profit margin. As a result of these competitive factors, it is difficult to forecast net sales for the rest of fiscal 2010; however, we realize that given the unusually high level of net sales related to large new construction projects in fiscal 2009, it is likely that net sales will decline significantly in fiscal 2010. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment causes us to be less optimistic about how the economy may impact this business. There have been transactions which have been delayed due to economic conditions, but the impact to date has not been material. This could change in the future; however, over the long-term we expect to see growth assuming that the economy improves and we are successful at counteracting competitive pressures.

Order bookings in the Live Events market were down more than 39.3% in the second quarter of fiscal 2010 as compared to the same period in fiscal 2009 and on a year-to-date basis are down approximately 32.3% due to the decrease in large orders as explained above, competitive pressures, which we believe have caused us to lose orders we otherwise would have earned, and various other factors as explained above.

Our expectations regarding growth over the long-term in large sports venues is due to a number of factors, including the expanding market, with facilities historically spending more on larger display systems; our product and services offerings, which remains the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy have a lesser impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be less sensitive to economic cycles, although the severity of the current economic conditions are somewhat unprecedented. Net sales in our sports marketing and mobile and modular portion of this market were less than 1% of total net sales and thus were not material in both the second quarters of fiscal 2010 and fiscal 2009.

Schools and Theatres Market.  Net sales in the Schools and Theatres market decreased 17.3% in the second quarter of fiscal 2010 as compared to the same quarter in fiscal 2009 and on a year-to-date basis are down approximately 6.2% compared to the same period one year ago.  Orders for the market have increased 31.7% for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 and on a year-to-date basis are up approximately 3.1%.  Sales decreased principally as a result of the timing of orders in fiscal 2010 as compared to the same periods of fiscal 2009.  During the first quarter of fiscal 2009, many orders were delayed due to execution issues within manufacturing, which caused orders to be cancelled or pushed out into the second quarter of fiscal 2009.  These execution issues did not occur in the first half of fiscal 2010 and therefore we did not have the unusually large backlog at the beginning of the second quarter of fiscal 2010 that we had at the same time in fiscal 2009, which led to greater sales in the second quarter of fiscal 2009.  As a result, we saw lower sales in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  Although it appears that we are seeing improvement in orders and sales in this market, it is generally too early to conclude that this market has begun to rebound from the downturn in the economy.  For the long-term, we believe that this business presents growth opportunities.  Based on the forgoing, we expect that orders and net sales will be less in fiscal 2010 as compared to fiscal 2009 within this market.

Transportation Market. Net sales in the Transportation market increased approximately 21.3% in the second quarter of fiscal 2010 as compared to the same period in fiscal 2009 and on a year-to-date basis are up approximately 26.9% compared to the same period one year ago.  Orders for the second quarter of fiscal 2010 are up approximately 6.1% over the same period in fiscal 2009 and on a year-to-date basis are down approximately 10.3% over the same period in fiscal 2009.  The decrease in orders on a year-to-date basis does not appear to be a reflection of the current poor economic conditions in the United States.  Rather, we believe it is more a reflection of timing differences on when the orders have been or are expected to be booked and competitive changes in the marketplace.  The increase in net sales is the result of the factors impacting orders and timing as driven by our customers and our larger backlog going into fiscal 2010 as compared to fiscal year 2009.  Similar to other markets, it appears that the competitive environment has become more intense as a limited number of competitors have become more aggressive in pricing.  Although we do not expect that this pricing pressure is sustainable, it is likely to have an adverse impact on our net sales and gross profit margins in the current fiscal year.  Notwithstanding the foregoing, we expect that net sales in the Transportation market will grow in fiscal 2010 as compared to fiscal 2009; however, orders may not increase, depending on the effects of federal stimulus spending, the competitive environment and our ability to earn that business as it occurs.

International Market.  Net sales in the International market in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 were up approximately 0.8% and on a year-to-date basis are down approximately 50.6%.  Orders were up approximately 7.6% for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 and on a year-to-date basis are down approximately 3.9%.  The decrease in net sales for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009.  Due to the focus on large contracts in this market and the small number of contracts actually booked, volatility is not unusual.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  As stated in prior filings, in the second half of fiscal 2009 we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.  We believe that this had an adverse impact on our order bookings in the second half of fiscal 2009, which continued in the first half of fiscal 2010.  In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities seem to be increasing.  If this strengthening converts to additional orders in the future, we expect that they will be at lower contract gross profit levels as compared to the prior fiscal year.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 1% and 2% of net sales for the first six months of fiscal 2010 and 2009, respectively.  The gross profit percent on these transactions have typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions also are typically higher.

Backlog.  The order backlog as of October 31, 2009 was approximately $90 million as compared to $134 million as of November 1, 2008 and $113 million at the beginning of the second quarter of fiscal 2010.  Historically, our backlog varies due to the timing of large orders.  The decline in backlog is the result of the lower level of order bookings as previously described across all markets coupled with the differences in net sales during the periods.  Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

Gross profit decreased 30.3% to $33.6 million for the second quarter of fiscal 2010 as compared to $48.2 million for the second quarter of fiscal 2009.  For the first six months of fiscal 2010, gross profit decreased 32.0% to $63.6 million compared to $93.6 million for the first six months of fiscal 2009.  As a percent of net sales, gross profit was 29.1% and 27.8% for the three and six months ended October 31, 2009 as compared to 28.4% and 28.3% for the three and six months ended November 1, 2008.  The decrease in gross profit dollars was primarily the result of lower sales, which were partially offset by lower warranty costs.  Warranty costs declined by more than $4.2 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  For the first half of fiscal 2010, warranty costs were approximately $6 million less than the same period of fiscal 2009.  In addition, higher costs of manufacturing as a percent of cost of goods sold adversely impacted gross profit percents.  The decrease in manufacturing costs for the second quarter of fiscal 2010 as compared to the first quarter of fiscal 2010 was slightly more than expected as we experienced much lower employee benefit costs, which we do not expect to sustain in future quarters.  Most of these savings were in health insurance costs, which are volatile due to the nature of being self-insured.  Had we achieved the same percentage of cost of goods sold in the second quarter of fiscal 2010 as in the second quarter of fiscal 2009, manufacturing costs would have been $2.6 million less.  Manufacturing costs include a significant portion of fixed costs which cannot be reduced during periods of lower sales.  However, we continue to reduce costs where we can, including personnel and related costs, to lower this impact.

We are and have been over the past two years investing significant resources into standardizing our large video display product line, which we believe contained excessive custom design, increasing our risk of warranty costs. In addition, to reduce the level of warranty exposure, we have invested in enhanced product reliability testing equipment and personnel to implement more rigorous product testing procedures and to continue to enhance our quality processes in manufacturing. We believe that we have made progress in gaining control over our warranty costs but cannot be certain that new issues will not arise, including those described in the notes to the consolidated financial statements.

During the third quarter of fiscal 2009, as described in the notes to the consolidated financial statements, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel in certain conditions. During the second quarter of fiscal 2010, we quantified the reserve and fully provided for all costs to be incurred in connection with the issue.  The final adjustment was not material to the consolidated financial statements.

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

Gross profit in our Commercial market declined to approximately 27% in the second quarter of fiscal 2010 from approximately 28% in the same period of fiscal 2009.  For the first six months of fiscal 2010, gross profit margin was approximately 24% as compared to 28% for the same period of fiscal 2009.  The decline for both the quarter and year to date is the result of a decline in margin within the national accounts and outdoor advertising business. The decline resulted from greater costs of excess capacity caused by lower sales as previously explained.  In addition, the gross profit has declined in most niches within the commercial market due to increased competition and costs of services and warranties.

Gross profit in our Live Events market decreased to approximately 28% in the second quarter of fiscal 2010 as compared to approximately 33% in the second quarter of fiscal 2009. For the first six months of fiscal 2010, the gross profit margin was approximately 27% as compared to 32% for the same period of fiscal 2009.  The decrease for the first six months of fiscal 2010 compared to the same period of fiscal 2009 was primarily the result of higher service and project engineering costs as a percent of sales.  This has been partially offset by slightly better product margins.

Gross profit in our Schools and Theatres market decreased to approximately 28% in the second quarter of fiscal 2010 from approximately 29% in the second quarter of fiscal 2009.  For the first six months of fiscal 2010, gross profit was 30% compared to 28% for the same period in fiscal 2009. This improvement on a year to date basis resulted from higher margins on our standard products, primarily scoreboards and Galaxy displays, as a result of tighter controls over discounting as well as less variance in manufacturing as a result of more efficient operations, which was reflected in better product lead times for the market.  This improvement was partially offset by lower margins in services and other areas.

Gross profit in our Transportation market increased to approximately 34% in the second quarter of fiscal 2010 as compared to approximately 19% in the second quarter of fiscal 2009. For the first six months of fiscal 2010, the gross profit margin was approximately 35% as compared to approximately 20% in the same period in fiscal 2009.  The increase was the result of better margins achieved on contracts booked for delivery in the first half of fiscal 2010 as compared to the first half of fiscal 2009.

Gross profit in the International market increased to approximately 33% in the second quarter of fiscal 2010 as compared to approximately 7% in the same period one year ago.  For the first six months of fiscal 2010, the gross profit margin was approximately 32%, compared to approximately 20% for the same period in fiscal 2009.  The increase in gross profit percent for fiscal 2010 on a year to date basis was the result of lower warranty costs in fiscal 2010.

OPERATING EXPENSES

Operating expenses, which are comprised of selling, general and administrative expenses and product design and development costs, decreased by approximately 14.1% to $24.4 million in the second quarter of fiscal 2010 from $28.4 million in the second quarter of fiscal 2009.  As a percent of net sales, operating expenses increased to 21.1% of net sales in the second quarter of fiscal 2010 from 16.7% of net sales for the second quarter of fiscal 2009.  Operating expenses decreased 13.2% from $59.0 million for the six months ended November 1, 2008 to $51.2 for the six months ended October 31, 2009.   As a result of the downturn in orders and net sales that arose during the third quarter of fiscal 2009, we began to decrease all types of operating expenses to partially keep pace with the declining net sales. We expect these efforts to continue throughout fiscal 2010. The ultimate level of decreased spending is difficult to estimate, as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and, to date, our approach has been focused on allowing attrition to drive a significant portion of the decrease coupled with a general hiring freeze. In addition, we have implemented wage freezes for salaried employees beginning in fiscal 2010 and have implemented various other cost reduction initiatives. We have limited the amount of decreases in spending so that we do not adversely impact our business when the economy and the market for our products improve, as our intention is to emerge from the downturn stronger than when we entered it.

All areas of operating expenses on a year to date basis were impacted because the first quarter of fiscal 2009 included 14 weeks as opposed to the more common 13 weeks of the first quarter of fiscal 2010.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses decreased 16.8% to $12.9 million for the three months ended October 31, 2009 as compared to $15.5 million for the second quarter of fiscal 2009.  Selling expenses decreased 14.4% to $27.3 million for the six months ended October 31, 2009 from $31.9 million for the same period in fiscal year 2009.  Selling expenses increased to 11.2% of net sales for the second quarter of fiscal 2010 from 9.1% of net sales for the second quarter of fiscal 2009.

Selling expenses for the second quarter of fiscal 2010 were lower than selling expenses in the second quarter of fiscal 2009 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $1.3 million, a decline of $0.6 million in travel and entertainment costs, a $0.4 million decrease in costs of conventions, a decrease of $0.3 million in bad debt expense and an increase of $0.1 million in various other categories.  The decrease in travel and entertainment costs is a reflection of the lower level of sales opportunities and cost savings initiatives in place.  The decrease in costs of conventions is a result of cost savings initiatives, which resulted in a lower number of trade shows attended and decreased costs of those where attendance was appropriate.

Throughout the rest of fiscal 2010, we anticipate selling costs to decline from the current level.  This estimate is subject to containing costs, such as bad debt expense and travel and entertainment costs, and achieving additional employee attrition during the remainder of fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased 21.1% to $6.0 million for the second quarter of fiscal 2010 as compared to $7.6 million for the second quarter of fiscal 2009.  General and administrative expenses decreased 17.8% to $12.5 million for the first six months of fiscal 2010 as compared to $15.2 million for the first six months of fiscal 2009.

General and administrative expenses increased to 5.2% as a percent of net sales for the second quarter of fiscal 2010 from 4.5% of net sales for the second quarter of fiscal 2009.  For the first six months of fiscal 2010, general and administrative expenses increased to 5.5% of net sales as compared to 4.6% of net sales for the first six months of fiscal 2009.

General and administrative expenses decreased in the second quarter of fiscal 2010 over the same period in fiscal 2009 due to decreases of $0.3 million in personnel costs, including taxes and benefits, $0.5 in professional and consulting fees, $0.1 in recruitment fees, $0.2 in software and hardware costs, and $0.5 in other various expenses.  Generally, all declines in spending within this area are due to ongoing cost reduction efforts.  We expect to continue examining opportunities for cost reductions within general and administrative expenses; however, material declines from the current level may become more difficult to realize.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 3.8% to $5.5 million for the second quarter of fiscal 2010 as compared to $5.3 million for the second quarter of fiscal 2009.  Product design and development expenses decreased 3.4% to $11.4 million for the first six months of fiscal 2010 as compared to $11.8 million for the first six months of fiscal 2009.

Product design and development expenses increased to 4.8% as a percent of net sales for the second quarter of fiscal 2010 from 3.1% of net sales for the second quarter of fiscal 2009.  For the first six months of fiscal 2010, product design and development expenses increased to 5.0% of net sales as compared to 3.6% of net sales for the first six months of fiscal 2009.

During the second quarter of fiscal year 2009, we committed to specific plans for developing a new module product platform for our large display technology for the purpose of gaining reliability and improved operational control.  As a result, we have scaled back our expectations for cost reductions in product development.  In addition, we have transferred some personnel from other areas of the company to product development to help speed this development and aid in other development projects.

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

Interest income decreased 20.0% to $0.4 million for the second quarter of fiscal 2010 compared to $0.5 million for the second quarter of fiscal 2009.  For the first six months of fiscal 2010, interest income decreased 20.0% to $0.8 million from $1.0 million for the first six months of fiscal 2009.  The decrease was the result of lower levels of interest-bearing long-term receivables.  We expect that the amount of interest income will decrease in fiscal 2010 over fiscal 2009 due to the lower levels of interest-bearing receivables, but that the decrease will be partially offset by the interest income on higher levels of temporary cash investments; however, our business is characterized by a great deal of volatility of working capital components, and therefore cash balances could be lower than expected, leading to lower interest income.

Interest expense decreased slightly for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  For the first six months of fiscal 2010, interest expense decreased 50.0% to $0.1 million from $0.2 million for the first six months of fiscal 2009.  The decrease is due to lower average borrowings outstanding during the first half of fiscal 2010 as compared to the first half of fiscal 2009 and lower bank costs for letters of credit.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2010.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased for the second quarter of fiscal year 2010 to a loss of $0.7 million as compared to a loss of $1.3 million for the second quarter of fiscal year 2009.  For the first six months of fiscal 2010, it decreased to a loss of $1.3 million as compared to a loss of $1.7 million for the same period in fiscal 2009.  The decrease of net other expense results from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses and a pre-tax loss of approximately $0.2 million in the first quarter of 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate.  Finally, as a result of the loss in value of the U.S. dollar, we experienced lower levels of currency losses on U.S. dollar advances to foreign subsidiaries.  On a year to date basis we have realized approximately $0.7 million more in currency gains in fiscal 2010 versus the same period in fiscal 2009.  We also continue to have losses resulting from our equity investment in OutCast Media International, Inc. (“OutCast”), formerly known as FuelCast Media International, LLC.  These losses are approximately $0.2 million higher in the second quarter and year to date for fiscal 2010 as compared to the same periods one year ago.  Furthermore, our losses could increase in the rest of fiscal 2010, as explained in Note 10 of the consolidated financial statements.  The losses could result if OutCast is unable to refinance its debt which includes approximately $1.6 million owed to us and approximately $1.8 million which we guarantee.  As of the date of filing we have entered into a letter of intent which includes repayment of accounts owed to us.

INCOME TAX EXPENSE

Income taxes were approximately $3.9 million in the second quarter of fiscal 2010 and $6.8 million for the second quarter of fiscal 2009.  For the first six months of fiscal 2010, income taxes decreased to $5.5 million as compared to $11.9 million for the first six months of fiscal 2009.  The effective tax rate for the six months ended October 31, 2009 was 46.8% as compared to 35.1% for the first six months of fiscal 2009.  The effective rate for the second quarter of fiscal 2010 was approximately 44.8% as compared to 35.7% for the second quarter of fiscal 2009.  The increase for the quarter and year to date in the effective rate is due to the size of losses incurred in foreign jurisdictions relative to domestic income, which causes the effective rate to increase.  In addition, due to the lower levels of income expected for the year domestically, the items that cause a change from the statutory rate to the effective rate have a more significant impact.  If we are able to increase our income, we would expect that the effective tax rate will decrease.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $121.5 million at October 31, 2009 and $107.3 million at May 2, 2009.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first six months of fiscal 2010 was $29.7 million.  Net income of $6.3 million plus depreciation and amortization of $11.3 million, $9.4 million in changes in net operating assets, and the add-back of $1.3 million of equity in net losses of equity investments, and $1.7 million of stock-based compensation, and various other items, generated the cash provided by operations.

The most significant drivers of the change in net operating assets for the first six months of fiscal 2010 were the decreases in accounts receivable, long-term receivables, inventories, and costs and estimated earnings in excess of billings and increases in customer deposits.  These changes were offset by decreases in accounts payable, billing in excess of costs and estimated earnings, accrued expenses and warranty obligations, and income taxes payable.  The decrease in accounts receivables and inventories was the result of the lower level of net sales; however, days sales outstanding increased by two days over fiscal 2009 year end levels.  Days inventory outstanding decreased slightly as compared to the end of fiscal 2009.  Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods from operating activities.

Cash used by investing activities of $5.9 million for the first six months of fiscal 2010 included $6.2 million for purchases of property and equipment and $0.3 million of purchased receivables from an affiliate, which was offset by $0.1 million of proceeds from the sale of property and equipment and $0.5 million from sale of Ledtronics, our Malaysian affiliate.  During the first six months of fiscal 2010, we invested approximately $1.7 million in manufacturing equipment, $1.3 million in product demonstration equipment, $1.3 million in information systems infrastructure, including software, $0.3 million in facilities, and $1.7 million in rental equipment.  These investments were made to support sales, in the case of demo and rental equipment, and other areas, primarily for maintaining existing infrastructure rather than for growth needs.   As of the end of the second quarter of fiscal 2010, capital expenditures were 2.7% of net sales.  The purchase of receivables from an affiliate consists of our purchase of receivables from OutCast to facilitate cash flow from operations of their business.

Cash used by financing activities of $3.7 million for the first six months of fiscal 2010 consisted of the dividend paid to shareholders of $3.9 million on June 23, 2009, which was partially offset by $0.2 million of proceeds from the exercise of stock options.  During the second quarter of fiscal 2010, we paid off the long-term debt related to a purchase of a long-term software maintenance agreement incurred in the first quarter as a result of incentives and pricing considerations.

Included in receivables as of October 31, 2009 was approximately $6.6 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the first six months of fiscal 2010 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.5 million for the second quarter of fiscal 2010 as compared to $5.3 million for the second quarter of fiscal 2009. We intend to incur expenditures at a rate of approximately 5.0%  to 5.5% of fiscal year 2010 net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank, which was amended on November 12, 2009, which provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2010. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on certain ratios.   The effective interest rate was 1.0% at October 31, 2009.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of October 31, 2009, there were no advances under the line of credit.  The credit agreement is unsecured and requires us to comply with certain covenants, including the maintenance of tangible net worth of at least $75 million, a minimum liquidity ratio, a limit on dividends and distributions and a minimum adjusted fixed charge coverage ratio.  We were in compliance with all covenants as of October 31, 2009.

Daktronics Shanghai, Ltd., has established a line of credit for $1.5 million to facilitate the issuance of bank guarantees in connection with orders it receives.  The fees on the line are equal to 0.5% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us.  The line expires on May 31, 2010.  As of October 31, 2009, no advances under the line of credit or bank guarantees were outstanding.

On May 28 2009, our Board declared an annual dividend payment of $0.095 per share on our common stock for the fiscal year ended May 2, 2009.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 31, 2009, we had approximately $20.9 million of bonded work outstanding against this line.

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

RECENT EVENTS

In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations have been stopped in this facility until new equipment is installed and building repair is completed, which is estimated to be in the fourth quarter of fiscal 2010.  Our insurance policies and coverages entitle us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire. Income resulting from business interruption insurance, if any, and property damage insurance will not be recognized until all contingencies are resolved. The total extent of the property damage and other expected costs to rebuild and cover losses are estimated to be between approximately $2.0 to $4.0 million.  Although there are assets included within inventory and property and equipment that have been impaired, we believe that insurance proceeds will be sufficient to cover substantially all of the losses and the additional expenses incurred and therefore we have not recognized any losses as of October 31, 2009.  This estimate is subject to change based on the final insurance settlement and completion of our analysis of potential losses. We have been able to source the circuit boards from an outside vendor.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through October 31, 2009, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the second quarter of fiscal 2010 were approximately 12.4% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund operating cash to foreign subsidiaries in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 31, 2009, our outstanding debt approximated less than $0.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of October 31, 2009. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of October 31, 2009, our outstanding long-term receivables were approximately $20.6 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the last two quarters of fiscal year 2010 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)
	2010	2011	2012	2013	2014	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,627	$3,347	$3,095	$2,734	$1,564	$5,314
Average interest rate	7.6%	8.0%	8.0%	8.0%	8.2%	8.4%
Liabilities:
Long- and short-term debt
Fixed-rate	$13	$26	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$105	$361	$247	$137	$134	$7
Average interest rate	9.2%	8.9%	8.8%	8.7%	8.9%	8.4%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $53.0 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2009, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2009, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Our company and two of our executive officers are named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (“Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.  On June 5, 2009, we filed a motion to dismiss the Complaint.  In July 2009, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss.  In September 2009, we filed a reply memorandum in support of the motion to dismiss.  Briefing on the motion is underway.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

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

Date: November 25, 2009