Form 10-Q
period 2010-01-30
DAKTRONICS INC /SD/
filed 2010-02-25
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 30, 2010

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 22, 2010 was 41,062,433.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 30, 2010

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of January 30, 2010 and May 2, 2009		2
	Consolidated Statements of Operations for Three and Nine Months
		Ended January 30, 2010 and January 31, 2009	4
	Consolidated Statements of Cash Flows for the Nine Months
		Ended January 30, 2010 and January 31, 2009	5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and
	Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk			31
Item 4. Controls and Procedures			32

Part II. Other Information
Item 1. Legal Proceedings			32
Item 1A. Risk Factors			32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			33
Item 3. Defaults Upon Senior Securities			33
Item 4. Submission of Matters to a Vote of Security Holders			33
Item 5. Other Information			33
Item 6. Exhibits			33

Signature			35

Exhibit Index:

Ex.	10.1	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc.
Ex.	10.2	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association
Ex.	10.3	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association
Ex.	10.4	Renewal Revolving Note Dated November 12, 2009 between Daktronics, Inc. and U.S. Bank National Association
Ex.	31.1
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 30,	May 2,
	2010	2009
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,306	$36,501
Restricted cash	1,264	1,083
Accounts receivable, less allowance for doubtful accounts	40,277	61,412
Inventories	37,494	51,400
Costs and estimated earnings in excess of billings	24,402	27,541
Current maturities of long-term receivables, less allowance for
doubtful accounts	6,973	7,962
Prepaid expenses and other	5,296	5,587
Deferred income taxes	15,293	15,017
Income tax receivable	6,223	-
Property and equipment available for sale	182	470
Total current assets	194,710	206,973

Advertising rights, net	1,591	2,392
Long-term receivables, less current maturities	13,469	15,879
Investments in affiliates	530	2,541
Goodwill	3,262	4,549
Intangible and other assets	3,920	2,804
Deferred income taxes	395	311
	23,167	28,476

PROPERTY AND EQUIPMENT:
Land	1,471	1,204
Buildings	54,821	50,810
Machinery and equipment	52,837	50,013
Office furniture and equipment	53,732	52,369
Equipment held for rental	2,353	2,423
Demonstration equipment	9,043	8,021
Transportation equipment	4,531	5,115
	178,788	169,955
Less accumulated depreciation	94,883	80,528
	83,905	89,427
TOTAL ASSETS	$301,782	$324,876

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	January 30,	May 2,
	2010	2009
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,339	$30,273
Accrued expenses and warranty obligations	31,155	35,548
Current maturities of long-term debt and marketing obligations	381	367
Billings in excess of costs and estimated earnings	10,079	13,769
Customer deposits	8,964	10,007
Deferred revenue (billed or collected)	6,526	6,669
Income taxes payable	522	2,935
Total current liabilities	76,966	99,568

Long-term debt, less current maturities	13	23
Long-term marketing obligations, less current maturities	550	759
Long-term warranty obligations and other payables	4,583	4,805
Deferred income taxes	4,755	4,948
Long-term deferred revenue (billed or collected)	4,354	2,862
Total long-term liabilities	14,255	13,397
TOTAL LIABILITIES	91,221	112,965

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 41,082,899 and 40,657,552 shares
issued at January 30, 2010 and May 2, 2009, respectively	29,936	27,872
Additional paid-in capital	16,449	13,898
Retained earnings	164,742	170,705
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(557)	(555)
TOTAL SHAREHOLDERS' EQUITY	210,561	211,911
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,782	$324,876

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Net sales	$72,406	$128,692	$301,221	$459,618
Cost of goods sold	61,634	94,553	226,817	331,921
Gross profit	10,772	34,139	74,404	127,697

Operating expenses:
Selling	13,155	15,513	40,411	47,403
General and administrative	6,523	6,576	19,016	21,812
Product design and development	5,155	5,149	16,558	16,981
Gain on insurance proceeds	(1,496)	-	(1,496)	-
Goodwill impairment	1,410	-	1,410	-
	24,747	27,238	75,899	86,196
Operating income (loss)	(13,975)	6,901	(1,495)	41,501

Nonoperating income (expense):
Interest income	376	516	1,129	1,563
Interest expense	(38)	(32)	(149)	(196)
Other income (expense), net	(265)	(699)	(1,577)	(2,378)

Income (loss) before income taxes	(13,902)	6,686	(2,092)	40,490
Income tax expense (benefit)	(5,531)	2,524	(2)	14,405
Net income (loss)	$(8,371)	$4,162	$(2,090)	$26,085

Weighted average shares outstanding:
Basic	41,004	40,629	40,862	40,500
Diluted	41,004	40,953	40,862	41,178

Earnings (loss) per share:
Basic	$(0.20)	$0.10	$(0.05)	$0.64
Diluted	$(0.20)	$0.10	$(0.05)	$0.63

Cash dividend paid per share	$-	$-	$0.095	$0.09

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 30,	January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,090)	$26,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,762	18,026
Amortization	236	236
Gain on sale of property and equipment	(993)	(977)
Stock-based compensation	2,491	2,367
Equity in losses of affiliates	1,532	1,698
Goodwill impairment	1,410	-
Provision for doubtful accounts	(270)	71
Loss on sale of equity investee	230	-
Deferred income taxes, net	(554)	(356)
Change in operating assets and liabilities	19,059	(19,520)
Net cash provided by operating activities	37,813	27,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,945)	(19,306)
Loans to equity investees	-	(499)
Purchases of equity investment	(100)	-
Purchases of receivables from equity investee, net	(1,676)	-
Proceeds from sale and insurance recoveries of property and equipment	820	3,017
Proceeds from sale of equity method investments	535	-
Net cash used in investing activities	(13,366)	(16,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	365	626
Excess tax benefits from stock-based compensation	60	363
Principal payments on long-term debt	(13)	(545)
Dividend paid	(3,874)	(3,635)
Net cash used in financing activities	(3,462)	(3,191)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(180)	214
INCREASE IN CASH AND CASH EQUIVALENTS	20,805	7,865

CASH AND CASH EQUIVALENTS:
Beginning	36,501	9,325
Ending	$57,306	$17,190

Supplemental disclosures of cash flow information:
Cash payments for:
Interest:	$227	$330
Income taxes, net of refunds	8,752	15,417

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	1,062	991
Purchase of property and equipment included in accounts payable	993	-
Conversion of accounts receivable to equity interest in affiliate	-	1,947

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

Investments in affiliates over which we have significant influence are accounted for by the equity method. Investments in affiliates over which we do not have the ability to exert significant influence over the investees operating and financing activities are accounted for under the cost method of accounting.  We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our consolidated financial statements. The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to.  At such time the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation.  Our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statement of income.

The aggregate amount of investments accounted for under the cost method is $100.  The fair value of this investment has not been estimated as there have not been any identified events or changes in circumstances that may have a significant adverse effect on its fair value and it is not practical to estimate its fair value.

We have a variable interest in Outcast Media International, Inc. (“Outcast”). The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our interest in Outcast consists of a 37% equity interest, debt owed by Outcast to us in the amount of $1.6 million, and our guarantee of its debt as described in Note 10. Outcast operates the largest pumptop display network in the United States. Our maximum exposure to loss related to Outcast is approximately $3.2 million.  During the third quarter of fiscal 2010, we had written down our equity investment to zero and began writing down the convertible note based on our ownership level of the convertible debt compared to all outstanding convertible debt of Outcast.  This level of ownership is 10%.

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

Reclassifications:  Certain reclassifications have been made to the fiscal year 2009 consolidated financial statements to conform to the presentation used in the fiscal 2010 consolidated financial statements.  These reclassifications had no affect on shareholders’ equity or net income as previously reported.  We reclassified certain maintenance agreements from deferred revenue (billed or collected) to long-term deferred revenue (billed or collected) and reclassified amounts between net sales and cost of goods sold.

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

Insurance:  We are self-insured for certain losses related to health and liability and workers’ compensation claims, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $3,281 and $2,506 at January 30, 2010 and May 2, 2009, respectively, and is included in accrued expenses and warranty obligations in our consolidated balance sheets.

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

Receivables: Accounts receivable are reported net of an allowance for doubtful accounts of $1,932 and $2,164 at January 30, 2010 and May 2, 2009, respectively.

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

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.  We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. We also believe that recent changes in indicators in our business, such as the decline in orders, the losses in the third quarter of fiscal 2010 and the impairment of goodwill, among other things, were an indicator of impairment for our business units.  As a result, we tested for recoverability in accordance with ASC 360, Property, Plant, and Equipment, by comparing the undiscounted cash flows expected from the use and eventual disposition of the assets compared to the carrying amount of the assets.  We grouped the assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other assets and liabilities.  Based on this analysis, the undiscounted cash flows significantly exceed the carrying amount of the long-lived assets and therefore it was determined that there was no impairment.  If actual results in the future are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future losses that could be material.

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

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the effective date of ASC 820 was deferred for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of ASC 820 at the beginning of fiscal year 2009, and we adopted the remaining parts of ASC 820 at the beginning of fiscal year 2010.  The implementation of ASC 820 did not have a material impact on our consolidated financial statements at either date.

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

In December 2007, the FASB issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. ASC 810 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements must be applied prospectively.  We adopted ASC 810 on May 3, 2009.  As of that date, we did not have any partially owned consolidated subsidiaries and, therefore, the adoption of this accounting standard had no effect on our consolidated financial statements.

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

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the impact of ASC Subtopic 605-25 on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 Fair Value Measurements and Disclosures:  Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to add new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3 fair value measurements. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted. We are currently evaluating the impact of ASU 2010-06 on our consolidated financial statements.

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

The cost of advertising rights, net of amortization, was $1,591 as of January 30, 2010 and $2,392 as of May 2, 2009.

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

Software:  We typically sell our proprietary software bundled with video displays and certain other products, but we also sell our software separately.  Pursuant to ASC 985-605, Software/Revenue Recognition, revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable.  For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method starting when all of these criteria have been met.

Services:  Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed.  Net sales from services offerings which are not included in construction-type contracts approximated 9.1% and 5.5% of net sales for the nine months ended January 30, 2010 and January 31, 2009, respectively.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales over the next year, we have instituted a foreign currency cash flow hedging program which requires us to hedge currency risk whenever funds are expected to be converted to U.S. Dollars.  Actual forward contracts that satisfy this requirement occur infrequently.  We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is partially offset by gains in the value of the forward contracts.  Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is partially offset by losses in the value of the forward contracts.

There were no derivatives outstanding as of January 30, 2010.

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

A reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 30, 2010 and January 31, 2009 follows:

	Net Income	Shares	Per Share Amount
For the three months ended January 30, 2010 :
Basic earnings per share	$(8,371)	41,004	$(0.20)
Dilution associated with stock compensation plans	-	-	-
Diluted earnings per share	$(8,371)	41,004	$(0.20)

For the three months ended January 31, 2009:
Basic earnings per share	$4,162	40,629	$0.10
Dilution associated with stock compensation plans	-	324	-
Diluted earnings per share	$4,162	40,953	$0.10

For the nine months ended January 30, 2010 :
Basic earnings per share	$(2,090)	40,862	$(0.05)
Dilution associated with stock compensation plans	-	-	-
Diluted earnings per share	$(2,090)	40,862	$(0.05)

For the nine months ended January 31, 2009:
Basic earnings per share	$26,085	40,500	$0.64
Dilution associated with stock compensation plans	-	678	(0.01)
Diluted earnings per share	$26,085	41,178	$0.63

Options outstanding to purchase 3,464 shares of common stock with a weighted average exercise price of $12.89 during the three and nine months ended January 30, 2010 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year and because of the loss recorded for the periods.

Options outstanding to purchase 1,859 shares of common stock with a weighted average exercise price of $17.98 during the quarter ended January 31, 2009 and 820 shares of common stock with a weighted average exercise price of $25.82 for the nine months ended January 31, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or a decline in value may have occurred.  In conducting our impairment testing, we compare the fair value of each of our business units (reporting unit) to the related carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.  We conduct our impairment testing as of the first business day of the third quarter each year.

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe that it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows which are discounted to their present value using discount factors that consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends that occur in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics.  Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.   The foregoing assumptions to a large degree were consistent with our long-term performance with limited exceptions.  We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that long-term receivables will decrease as we grow.  We also have assumed that through this economic downturn, our markets have not contracted for the long term; however it may be a number of years before they fully recover.  These assumptions could deviate materially from actual results.

We performed an analysis of goodwill as of the first business day of our third quarter in fiscal 2010.  In addition, due to revisions in our forward-looking 12 month forecast during the month of January 2010, resulting from lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units and the decline in our stock price, we believed that an additional goodwill impairment test was required as of January 31, 2010.  Based on our test, we determined that the goodwill associated with the Schools and Theatres business unit, totaling $685 was impaired and that the goodwill associated with our International business unit of $725 was impaired.  Because step two of the goodwill impairment testing is not complete, an estimated impairment charge of $1,410 was recorded as of January 30, 2010. Given the timing of the circumstances which led to the impairment we were unable to complete the step two fair value computations as this requires us to obtain appraisals of various assets.  The impairment testing will be complete by the end of the fourth quarter of fiscal 2010 at which time any adjustments to the estimate will be recorded.

Goodwill was $3,262 at January 30, 2010, and $4,549 at May 2, 2009.  Of the total of goodwill as of January 30, 2010, $2,388 related to the Live Events business unit, $716 related to the Commercial business unit and $158 related to the Transportation business unit.  Goodwill increased $123 during fiscal 2010 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.  The fair value, carrying value after impairment and the percentage in excess of carrying value of each business unit as of January 30, 2010 is as follows:

	Estimated Fair Value	Carrying Value	Percentage of Fair Value in Excess of Carrying Value
Live Events	187,000	92,024	51%
Schools & Theatre	31,000	31,593	(2%)
Commercial	121,000	45,985	62%
Transportation	66,000	26,183	60%
International	9,000	10,803	(20%)

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in fair values of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  Since the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may offset the benefits of the foregoing efforts and lead to an impairment.  Notwithstanding the foregoing, events could cause an impairment in goodwill in other business units if the trend of orders and sales worsens and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.

As required by ASC 350, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.  Estimated amortization expense based on intangibles as of January 30, 2010 is $315, $288, $245, $228 and $228 for the fiscal years ending 2010, 2011, 2012, 2013 and 2014, respectively, and $552 thereafter.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of January 30, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Patents	$2,282	$761	$1,521
Non-compete agreements	348	262	86
Registered trademarks	401	-	401
Other	87	75	12
	$3,118	$1,098	$2,020

Note 6. Inventories

Inventories consist of the following:
	January 30,	May 2,
	2010	2009
Raw materials	$13,499	$20,644
Work-in-process	5,570	7,561
Finished goods	16,934	23,195
Finished goods subject to
deferred revenue arrangements	1,491	-
	$37,494	$51,400

Finished goods subject to deferred revenue arrangements represent inventory provided to customers on a trial basis and contain contractual provisions which make a purchase probable.

Note 7. Segment Disclosure

We have five business units which meet the definition of reportable segments under ASC 280, Segment Reporting: Commercial, Live Events, Schools and Theatres, Transportation and International.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures.  Beginning in fiscal 2010, we ceased allocation of general and administrative and product development expenses to reflect our management approach to these costs. Fiscal 2009 segment results have been retroactively adjusted to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five functional operating segments:

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Net sales
Commercial	$20,903	$35,436	$69,011	$131,619
Live Events	22,773	63,281	125,617	204,772
Schools & Theatres	12,325	12,490	49,526	52,151
Transportation	8,087	5,002	31,307	23,301
International	8,318	12,483	25,760	47,775
Net Sales	72,406	128,692	301,221	459,618

Contribution margin
Commercial	80	3,781	4,448	21,293
Live Events	(2,186)	14,645	18,046	51,141
Schools & Theatres	(1,044)	(1,828)	3,612	1,996
Transportation	964	240	7,213	1,658
International	(111)	1,787	760	4,206
Total Contribution Margin	(2,297)	18,625	34,079	80,294

Non-allocated operating expenses
General & Administrative	6,523	6,576	19,016	21,812
Product Development	5,155	5,148	16,558	16,981
Operating income (loss)	(13,975)	6,901	(1,495)	41,501

Nonoperating income (expense):
Interest income	376	516	1,129	1,563
Interest expense	(38)	(32)	(149)	(196)
Other income (expense), net	(265)	(699)	(1,577)	(2,378)

Income (loss) before income taxes	(13,902)	6,686	(2,092)	40,490
Income tax expense (benefit)	(5,531)	2,524	(2)	14,405
Net income (loss)	$(8,371)	$4,162	$(2,090)	$26,085

Depreciation and amortization
Commercial	$1,794	$2,015	$5,443	$5,953
Live Events	1,905	2,340	5,641	6,685
Schools & Theatres	713	799	2,163	2,440
Transportation	449	460	1,360	1,441
International	325	189	765	508
Unallocated corporate depreciation	1,217	430	1,626	1,235
	$6,403	$6,233	$16,998	$18,262

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
January 30, 2010	$62,902	$9,504	$72,406
January 31, 2009	114,577	14,115	128,692

Net sales for nine months ended:
January 30, 2010	$270,521	$30,700	$301,221
January 31, 2009	400,691	58,927	459,618

Long-lived assets at:
January 30, 2010	$82,863	$1,042	$83,905
May 2, 2009	88,302	1,125	89,427

Note 8.  Share-Based Compensation

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under these plans have a seven-year life, an exercise price equal to the fair market value on the date of grant and a three-year vesting period, provided that they remain on the Board.  The restricted stock granted to members of the Board of Directors vests in one year, provided that they remain on the Board. The restricted stock units granted to employees vest over five years provided that they remain employed with the company.  As with stock options, restricted stock cannot be transferred during the vesting period.

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with ASC 718 Compensation-Stock Compensation is as follows:
	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Cost of sales	$112	$106	$363	$307
Selling	248	261	781	796
General and administrative	276	273	890	852
Product development and design	143	133	457	412
	$779	$773	$2,491	$2,367

As of January 30, 2010, there was $6,872 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

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

A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Net income (loss)	$(8,371)	$(4,162)	$(2,090)	$26,085
Net foreign currency translation adjustment	22	(97)	(2)	(197)
Net unrealized gain on derivatives	-	10	-	10
Total comprehensive income (loss)	$(8,349)	$(4,075)	$(2,092)	$25,898

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

In connection with our investment in Outcast, we guaranteed its outstanding debt of approximately $3,688.  This debt matures at various times through calendar year 2012, at which time our guarantee will expire, subject to the debt being repaid by Outcast.  We would be obligated to perform under the terms of the guarantee should Outcast default under the debt. Our guarantee obligation is generally limited to 50% of the amounts outstanding, and we would have recourse back to Outcast under a reimbursement agreement.  The guarantee was undertaken to support Outcast’s rollout of LCD displays in connection with its core business.  The total amount accrued relating to the guarantee liability under the provisions of ASC 460 was $72 as of January 30, 2010.  In addition to the foregoing, Outcast is obligated to pay us on approximately $1,600 of loans that matured during the third quarter of fiscal 2010.  Outcast’s ability to pay these debts is contingent on obtaining funding or a renegotiation of the debt.  We have entered into a forbearance agreement and a non-binding letter of intent whereby we agreed to defer repayment of the amounts owed to the end of February 2010 in exchange for a guarantee of the $1,060 senior debt owed by Outcast to a third party who is also an indirect investor in Outcast.  The letter of intent is expected to result in all debts getting repaid, our convertible note of $500 being converted to equity in Outcast, and all of our equity interest being transferred to a newly-formed limited partnership, in exchange for partnership units.  We also have received non-binding verbal commitments for a significant amount of money to be invested in Outcast to repay the debts and release us from any obligations under the guarantee.  Based on the foregoing, we have not reserved any amounts against the loans or guarantees.  If Outcast is unable to close on these arrangements, we may incur losses to the extent of the loans and the guarantees.  Approximately $1,060 is secured by the assets of Outcast and a guarantee by a third party, which we believe adequately secures that debt; however, the ultimate recovery cannot be certain if Outcast and other guarantors cannot satisfy their obligations.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the term of warranty on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the product revenue is recognized.  Factors that affect our warranty liability include historical and anticipated claims costs.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

During the third quarter of fiscal 2009, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  This issue related to various products painted during the period beginning in January 2008 and extending through December 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in our displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the second quarter of fiscal 2010, we were able to quantify the claim and determined that the actual costs incurred or expected to be incurred are at the low end of the range of estimates accrued in previous periods.  As of January 30, 2010, we had accrued $283 for remaining claims.

Changes in our product warranties for the nine months ended January 30, 2010 consisted of the following:

Amount
Beginning accrued warranty costs	$18,205
Warranties issued during the period	2,241
Settlements made during the period	(4,034)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	717
Ending accrued warranty costs	$17,129

Leases:  We lease office space for sales and service locations, vehicles and equipment, primarily office equipment. Rental expense for operating leases was $2,470 and $2,527 for the nine months ended January 30, 2010 and January 31, 2009, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 30, 2010:

Fiscal years ending	Amount
2010	$860
2011	2,929
2012	1,831
2013	1,119
2014	773
Thereafter	1,839
Total	$9,351

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of January 30, 2010, we were obligated to purchase inventory and advertising rights through fiscal 2013 as follows:

Fiscal years ending	Amount
2010	$654
2011	1,010
2012	842
2013	800
2014	336
Thereafter	1,000
Total	$4,642

In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations have been stopped in this facility until new equipment is installed and building repair is completed, which is estimated to be in the fourth quarter of fiscal 2010.  Our insurance policies and coverages entitle us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire. The total extent of the property damage and other expected costs to rebuild and cover losses are estimated to be approximately $3.3 million.   This estimate is subject to change based on the final insurance settlement and analysis of losses. We have been able to source the circuit boards from an outside vendor.

During the third quarter, we have received or settled on $2.5 million in insurance proceeds related to this incident. Additional recoveries may result related to business interruption claims to be settled in the fourth quarter of fiscal 2010.  Due to the fire, gross assets were written down by approximately $713, along with the associated accumulated depreciation on those assets in the amount of $379, resulting in a net book value decrease in assets of about $333. As of January 30, 2010, we had invested $555 to replace the manufacturing equipment and had incurred $710 in cleaning the damaged facility and replacing destroyed operating assets.  In addition, we decided to move this operation to a newly-acquired facility adjacent to our main campus.  We had committed to purchasing this new facility in fiscal 2007.  We have invested $3.2 million in the building and will invest approximately $700 in building improvements for the new location.  Insurance proceeds received to reimburse costs to reconstruct the facility, replace manufacturing equipment, supplies and contents resulted in gains of $1,496 for the quarter ended January 30, 2010, or $0.04 per share, net of taxes.  Additionally, we recorded $512 in business interruption reimbursements for extra expenses incurred during the non-operating period.  At January 30, 2010, approximately $2,351 was included in accounts receivable for insurance reimbursements.  Subsequent to January 30, 2010, we received $1,840 of this receivable.

Note 11.  Income Taxes

As of January 30, 2010, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

Our annual statutory rate on a domestic basis is approximately 38%.  Our overall effective rate for the third quarter of fiscal 2010 was approximately 40%.  On a year to date basis, the effective rate was approximately 1%.  The difference on a year-to-date basis between the domestic statutory rate and the actual effective rate is due primarily to the mix between foreign and domestic income.  The difference between the year to date effective rate and the quarterly rate as of January 30, 2010, is the result of other adjustments made during the third quarter of fiscal 2010 which have a much greater percentage impact on the smaller year-to-date pre-tax income as compared to the pre-tax income for the quarter and the difference in mix between foreign and domestic income.  Congress has not reinstated the tax credit for research and development activities which expired on December 31, 2009.  This has had an adverse impact on our effective tax rate as the credit was approximately $0.9 million in the prior year.  As of December 31, 2009, we are therefore not recognizing any future benefits until such time as it is reinstated.

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

Our financial assets as of January 30, 2010 measured at fair value on a recurring basis were $52,023, which consisted of money market funds.  We used level 1 inputs to determine the fair value of our financial assets.  We had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to this initial recognition except as discussed in Note 5 and Note 1 as it relates to goodwill and long-lived assets.

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

Note 14.  SUBSEQUENT EVENTS

We have evaluated the existence of both recognized and unrecognized subsequent events through February 25, 2010, the filing date of this Quarterly Report on Form 10-Q, and we have none to report.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers in a variety of markets throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  The primary five markets consist of Live Events, Commercial, Schools and Theatres, International and Transportation.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Fiscal 2010 contains 52 weeks and fiscal 2009 contained 53 weeks.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of January 30, 2010 and May 2, 2009, we had an allowance for doubtful accounts balance of approximately $1.9 million and $2.2 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.   Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of January 30, 2010 and May 2, 2009, we had approximately $17.1 million and $19.8 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of January 30, 2010 and May 2, 2009, we had $10.9 million and $9.5 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

-22

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1%	73.6%	75.3%	72.3%
Gross profit	14.9%	26.4%	24.7%	27.7%
Operating expenses	34.2%	21.1%	25.2%	18.7%
Operating income (loss)	(19.3%)	5.3%	(0.5%)	9.0%
Interest income	0.5%	0.4%	0.3%	0.3%
Income expense	0.0%	0.0%	0.0%	0.0%
Other income (expense), net	(0.4%)	(0.5%)	(0.5%)	(0.5%)
Income (loss) before income taxes	(19.2%)	5.2%	(0.7%)	8.5%
Income tax expense (benefit)	(7.6%)	2.0%	0.0%	3.1%
Net income (loss)	(11.6%)	3.2%	(0.7%)	5.7%

NET SALES

Net sales decreased 43.7% to $72.4 million for the three months ended January 30, 2010 as compared to $128.7 million for the same period of fiscal 2009.  Net sales decreased 34.5% to $301.2 million for the nine months ended January 30, 2010 as compared to $459.6 million for the same period of fiscal 2009.  The first three and nine months of fiscal 2009 had one more week than the first three and nine months of fiscal 2010, which impacts the comparison between the periods.

The following table sets forth net sales and orders by customer market for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Net Sales
Commercial	$20,903	$35,436	$69,011	$131,619
Live Events	22,773	63,281	125,617	204,772
Schools & Theatres	12,325	12,490	49,526	52,151
Transportation	8,087	5,002	31,307	23,301
International	8,318	12,483	25,760	47,775
Total Net Sales	$72,406	$128,692	$301,221	$459,618

Orders
Commercial	$21,892	$24,491	$65,554	$114,163
Live Events	32,280	70,373	113,729	190,695
Schools & Theatres	10,280	10,414	48,076	47,056
Transportation	9,403	10,899	25,473	28,820
International	8,628	9,310	32,336	33,983
Total Orders	$82,483	$125,487	$285,168	$414,717

Commercial Market. For the third quarter of fiscal year 2010, net sales decreased 41.0%, and for the first nine months of fiscal year 2010, net sales decreased 47.6% as compared to the same periods of last fiscal year.  For the third quarter of fiscal 2010, net sales in all areas of this market decreased.  Net sales to outdoor advertising (digital billboard) customers decreased by approximately $6.8 million or approximately 59.1% as compared to the third quarter of fiscal 2009, and for the first nine months of fiscal year 2010, net sales declined $50.4 million or approximately 77.5% as compared to the first nine months of fiscal 2009.  Net sales in our reseller niche, which includes primarily sales of our Galaxy® products and sales for large custom contracts, declined by approximately $5.4 million or approximately 31.4% for the third quarter of fiscal year 2010 and $8.8 million or approximately 18.9% for the first nine months of fiscal 2010.

In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009.  We were one of two primary vendors of digital billboards for this customer.  This corresponded to a decline in our orders overall from outdoor advertising customers, which started to become evident late in the second quarter of fiscal 2009.  It is our belief that economic conditions and limited credit availability caused this overall decline.  Although we believe that this niche still represents a long-term growth opportunity, we do not expect to see it rebound until some time in calendar year 2011, based on industry reports.  It is important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

The decline in the reseller niche both for the third quarter and year-to-date in fiscal 2010 was due to a lower level of sales of standard Galaxy displays as well as a decline in sales of large video display systems.  We attribute the decline in sales of Galaxy displays to the weaker economic conditions in the first three quarters of fiscal 2010 as compared to the same period of fiscal 2009.   As compared to the second quarter of fiscal 2010, orders in the reseller niche decreased slightly in the third quarter of fiscal 2010 and we are expecting them to increase in the fourth quarter of fiscal 2010 led by opportunities in large video display systems. The level of custom contract orders in this niche is subject to volatility as described elsewhere and therefore it is difficult to project; however, we are seeing a growing number of opportunities.  Net sales and orders also decreased in the third quarter of fiscal 2010 as compared to the second quarter of fiscal 2010 as a result of delayed booking of orders, primarily in the national account niche.  Some of this delay appears to be resulting from aggressive competition causing, customers to hesitate and evaluate opportunities more carefully.  Overall in the Commercial market, we have seen net sales decline sequentially each quarter since the first quarter of fiscal 2009 until the second quarter of fiscal 2010.  Net sales in the Commercial business unit decline historically in the third quarter due to the lower number of working days in the quarter and seasonality.  Although it appears as though sales may be rebounding, we cannot be certain that this trend will continue, given the volatile nature of the current economic conditions and competitive forces.  For the long-term, we believe that this market will be a growth area for the company.

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

Order bookings in the Commercial market were down approximately 10.6% for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, orders declined by approximate 42.6% as compared to the same period of fiscal 2009.  The decline was caused by declines in both the reseller and outdoor advertising market for the reasons described above.

Live Events Market. Net sales in the Live Events market decreased by approximately 64.0% in the third quarter of fiscal 2010 as compared to the same quarter of fiscal 2009 and on a year-to-date basis were down approximately 38.7%.  The decrease in net sales for the third quarter and year-to-date for fiscal 2010 as compared to the same periods in fiscal 2009 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings, which led to the significant growth during fiscal year 2009.  These large contracts contributed approximately $4.3 million and $29.9 million in net sales during the third quarter and first nine months of fiscal year 2010 compared to approximately $32.3 million and $116.8 million for the same periods in fiscal 2009.  In addition, orders and net sales were less than expected as a result of expected orders related to professional baseball facilities being delayed for the season.  We believe this was due to economic concerns and various other factors.  Overall, we believe that these orders are not lost but only delayed until the period preceding the next baseball season or until approximately December 2010 through March 2011. This dynamic is causing us to increase our uncertainty as to what the ramifications will be for the fall sports season which we expect to become apparent in the first quarter of fiscal 2011.

During the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, that we believe is not sustainable for the long-term.  Although, it appears that these pressures may be declining somewhat, it is generally too early to assume that to be the case.  In addition, over the next 24 months, most professional sport leagues are expected to be renegotiating labor contracts with players.  This could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin. As a result of these competitive factors and general economic conditions, it is difficult to forecast net sales for the rest of fiscal 2010 and into fiscal 2011. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment may impact this business. There have been transactions which have been delayed due to economic conditions, as previously described, which has had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy improves and we are successful at counteracting competitive pressures.

Order bookings in the Live Events market were down more than 54.1% in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009 and on a year-to-date basis, were down approximately 40.4% due to the decrease in large orders, competitive pressures, which we believe have caused us to lose orders we otherwise would have earned, and various other factors, all as explained above.

Our expectations regarding growth over the long term in large sports venues is due to a number of factors, including facilities trending to spend more on larger display systems; our product and services offerings, which remains the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy are generally less likely to have a significant adverse impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be less sensitive to economic cycles, although the severity of the current economic conditions have caused a significant impact. Net sales in our sports marketing and mobile and modular portion of this market were less than 1% of total net sales and thus were not material in both the third quarters of fiscal 2010 and fiscal 2009.

Schools and Theatres Market.  Net sales in the Schools and Theatres market decreased 1.3% in the third quarter of fiscal 2010 as compared to the same quarter in fiscal 2009 and on a year-to-date basis were down approximately 5.0% compared to the same period one year ago.  Orders for the market decreased 1.3% for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 but, on a year-to-date basis, were up approximately 2.2%.  We are seeing more sales opportunities for the next three quarters in video systems in this business unit, however, like the Live Events business unit, there is some uncertainty over how the economy will impact this business unit.  It is possible that we could experience growth in fiscal 2011 as compared to 2010, if the orders that we are pursuing develop.  For the long-term, we believe that this business presents growth opportunities.  Based on the results year-to-date, we expect that orders and net sales for this market will end fiscal 2010 near the levels of fiscal 2009.

Transportation Market. Net sales in the Transportation market increased approximately 61.7% in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009 and on a year-to-date basis were up approximately 34.4% compared to the same period one year ago.  Orders for the third quarter of fiscal 2010 were down approximately 13.7% over the same period in fiscal 2009 but, on a year-to-date basis, were up approximately 11.6% over the same period in fiscal 2009.  The decrease in orders in the third quarter of fiscal 2010 does not appear to be a reflection of the current poor economic conditions in the United States.  Rather, we believe it is more a reflection of timing differences on when the orders have been or are expected to be booked and competitive changes in the marketplace.  The increase in net sales is the result of the factors impacting orders and timing as driven by our customers and our larger backlog going into fiscal 2010 as compared to fiscal year 2009.  In January 2010, we received a notice of award of a contract from a customer for up to approximately $25 million over a five-year period.  This award requires a minimum commitment of approximately $9 million, which we expect to deliver over 24 months beginning in mid to late fiscal 2011.  The award is subject to final contract execution.  Based on this award, we believe that we will continue seeing growth in this business unit in fiscal 2011.  However, similar to the other business units, it appears that the competitive environment has become more intense as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins in the current fiscal year.  Notwithstanding the foregoing, we expect that net sales and orders in the Transportation market will grow in fiscal 2010 as compared to fiscal 2009.

International Market.  Net sales in the International market in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 were down approximately 33.4% and, on a year-to-date basis, were down approximately 46.1%.  Orders were down approximately 7.3% for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 and, on a year-to-date basis, were down approximately 4.8%.  The decrease in net sales for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009.  Due to the focus on large contracts in this market and the small number of contracts actually booked, volatility is not unusual.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.  We believe that this had an adverse impact on our order bookings in the second half of fiscal 2009 and the first three quarters of fiscal 2010.  In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities seem to be increasing.  If this strengthening converts to additional orders in the future, we expect that they will be at lower contract gross profit levels as compared to fiscal 2009.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 1.0% and 1.7% of net sales for the first nine months of fiscal 2010 and 2009, respectively.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions also are typically higher.

Backlog.  The order backlog as of January 30, 2010 was approximately $100 million as compared to $128 million as of January 31, 2009 and $90 million at the beginning of the third quarter of fiscal 2010.  Historically, our backlog varies due to the timing of large orders.  The decline in backlog is the result of the lower level of order bookings as previously described across all markets coupled with the differences in net sales during the periods.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

As compared to the third quarter of fiscal 2009, gross profit decreased 68.4% to $10.8 million for the third quarter of fiscal 2010 as compared to $34.1 million for the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, gross profit decreased 41.7% to $74.4 million compared to $127.7 million for the first nine months of fiscal 2009.  As a percent of net sales, gross profit was 14.9% and 24.7% for the three and nine months ended January 30, 2010 as compared to 26.4% and 27.7% for the three and nine months ended January 31, 2009.  The decrease in gross profit dollars was primarily the result of lower sales.  The decline in gross profit margin percent was primarily the result of higher manufacturing costs as a percentage of sales, higher inventory writedowns and additional product liability costs.  Going into the third quarter of fiscal 2010, we had expected net sales to be significantly higher than the reported amount of $72.4 million.  Our manufacturing conversion costs, which are generally fixed in the short term, adversely impacted gross margin percents by more than four percentage points due to the lower than expected level of sales.  In addition, incremental product maintenance costs and inventory write-downs reduced gross margin by more than two percentage points.  On the positive side, we reduced our manufacturing costs again on a sequential basis by more than $1.1 million.  Since the first quarter of fiscal 2009, we have reduced manufacturing costs by 28.3%.  We expect gross profit margins to increase in future quarters.

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

We strive toward higher gross margins as a percent of net sales, although depending on the actual mix, the performance of larger projects, and our ability to execute on the business and level of future sales, margin percentages may not increase.  We continue to examine areas for cost reduction, including personnel costs, and we believe that we can make reductions in manufacturing costs in the future that will positively impact gross profit.  However, any improvements in gross profit margin percents are subject to volatility based on issues described herein and in our risk factors as contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2009.

Gross profit in our Commercial market declined to approximately 11% in the third quarter of fiscal 2010 from approximately 22% in the same period of fiscal 2009.  For the first nine months of fiscal 2010, gross profit margin was approximately 20% as compared to 26% for the same period of fiscal 2009.  The decline for the third quarter of fiscal 2010 as compared to the same period in fiscal 2009 was primarily due to competitive factors, an increase in warranty reserves in the outdoor advertising business, and a decline in margins for national accounts due to competitive factors and higher manufacturing costs.  On a year-to-date basis, gross profit margins declined due to lower margins in the outdoor advertising marketplace for these same reasons.

Gross profit in our Live Events market decreased to approximately 6% in the third quarter of fiscal 2010 as compared to approximately 30% in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, the gross profit margin was approximately 23% as compared to 31% for the same period of fiscal 2009.  The decrease for the first nine months of fiscal 2010 compared to the same period of fiscal 2009 was primarily the result of lower margins on sales due to the competitive factors described above and the costs of excess capacity in manufacturing and other areas.  The third quarter of fiscal 2010 had lower margins due to the cost of excess capacity in manufacturing and other areas and due to higher warranty costs and lower project margins due to competitive pressures.

Gross profit in our Schools and Theatres market increased to approximately 21% in the third quarter of fiscal 2010 from approximately 13% in the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, gross profit was 27% compared to 24% for the same period in fiscal 2009. This improvement on a year-to-date basis resulted from higher margins on our standard products, primarily scoreboards and Galaxy displays, as a result of tighter controls over discounting and some cost reductions in manufacturing.  In addition, warranty related costs  decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to the reduced costs related to the paint issue in fiscal 2010 as mentioned elsewhere in this report.  This improvement was partially offset by lower margins in services and other areas.

Gross profit in our Transportation market decreased to approximately 21% in the third quarter of fiscal 2010 as compared to approximately 25% in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, the gross profit margin was approximately 31% as compared to approximately 21% in the same period in fiscal 2009.  The increase on a year-to-date basis was the result of better pricing achieved on contracts booked for delivery in the first half of fiscal 2010 as compared to the first half of fiscal 2009.

Gross profit in the International market increased to approximately 34% in the third quarter of fiscal 2010 as compared to approximately 33% in the same period one year ago.  For the first nine months of fiscal 2010, the gross profit margin was approximately 32%, compared to approximately 24% for the same period in fiscal 2009.  The increase in gross profit percent for fiscal 2010 on a year-to-date basis was the result of lower warranty costs in fiscal 2010.

OPERATING EXPENSES

Operating expenses, which are comprised primarily of selling, general and administrative expenses and product design and development costs, decreased by approximately 9.1% to $24.7 million in the third quarter of fiscal 2010 from $27.2 million in the third quarter of fiscal 2009.  As a percent of net sales, operating expenses increased to 34.2% in the third quarter of fiscal 2010 from 21.1% for the third quarter of fiscal 2009.  Operating expenses decreased 11.9% to $75.9 million for the nine months ended January 30, 2010 from $86.2 for the nine months ended January 31, 2009.  As a percent of net sales, operating expenses increased to 25.2% of net sales for the nine months ended January 30, 2010 from 18.7% for the nine months ended January 31, 2009.  As a result of the downturn in orders and net sales that arose during the third quarter of fiscal 2009, we began to decrease all types of operating expenses to partially keep pace with the declining net sales. We expect these efforts to continue throughout fiscal 2010. The ultimate level of decreased spending is difficult to estimate, as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and, to date, our approach has been focused on allowing attrition, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs. In addition, we have implemented wage freezes for salaried employees beginning in fiscal 2010 and have implemented various other cost reduction initiatives. Given the results for the third quarter of fiscal 2010, we have begun to get more aggressive on cost reduction to ensure that we return to profitability while continuing to deliver products and services that our customers value.  As we look back over the past six quarters, we have reduced operating expenses by over 18% and manufacturing costs by over 30%.  We do not believe that this is adequate in the current environment.  There are many areas that we need to reexamine and challenge our view about how we can deliver value to customers through a lower cost structure.

All areas of operating expenses on a year-to-date basis were impacted because the first quarter of fiscal 2009 included 14 weeks as opposed to the more common 13 weeks of the first quarter of fiscal 2010.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses decreased 14.8% to $13.2 million for the three months ended January 30, 2010 as compared to $15.5 million for the second quarter of fiscal 2009.  Selling expenses decreased 14.8% to $40.4 million for the nine months ended January 30, 2010 from $47.4 million for the same period in fiscal year 2009.  Selling expenses increased to 18.2% of net sales for the third quarter of fiscal 2010 from 12.1% of net sales for the third quarter of fiscal 2009.

Selling expenses for the third quarter of fiscal 2010 were lower than selling expenses in the third quarter of fiscal 2009 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $1.0 million, a decline of $0.2 million in travel and entertainment costs and commissions, a $0.1 million decrease in costs of conventions, a decrease of $0.6 million in bad debt expense and a net decrease of $0.3 million in various other categories.  The decrease in travel and entertainment costs is a reflection of cost savings initiatives and the lower level of sales opportunities.  The decrease in costs of conventions is a result a lower number of trade shows attended and decreased costs of those where attendance was appropriate. The decrease in bad debt expense is due to the natural volatility of bad debt expense that we experience.

We are currently examining ways to decrease our infrastructure costs in light of the level of sales in the third quarter of fiscal 2010.  We are also evaluating other areas of reduction within selling expense and expect that it will decline in the fourth quarter of fiscal 2010 on a sequential basis.  This expectation is subject to our ability to contain costs, such as bad debt expense and travel and entertainment costs, and achieving additional employee attrition during the remainder of fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased 1.5% to $6.5 million for the third quarter of fiscal 2010 as compared to $6.6 million for the third quarter of fiscal 2009.  General and administrative expenses decreased 12.8% to $19.0 million for the first nine months of fiscal 2010 as compared to $21.8 million for the first nine months of fiscal 2009.

General and administrative expenses increased to 9.0% as a percent of net sales for the third quarter of fiscal 2010 from 5.1% of net sales for the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, general and administrative expenses increased to 6.3% of net sales as compared to 4.7% of net sales for the first nine months of fiscal 2009.

General and administrative expenses decreased in the third quarter of fiscal 2010 over the same period in fiscal 2009 due to decreases of $0.3 million in personnel costs, including taxes and benefits, offset by an increase in charitable contributions and other expenses of $0.3 million.  Generally, all declines in spending within this area are due to ongoing cost reduction efforts.  We expect to continue examining opportunities for cost reductions within general and administrative expenses; however, material declines from the current level may become more difficult to realize.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Product design and development expenses increased 2.0% to $5.2 million for the third quarter of fiscal 2010 as compared to $5.1 million for the third quarter of fiscal 2009.  Product design and development expenses decreased 2.4% to $16.6 million for the first nine months of fiscal 2010 as compared to $17.0 million for the first nine months of fiscal 2009.

Product design and development expenses increased to 7.1% as a percent of net sales for the third quarter of fiscal 2010 from 4.0% of net sales for the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, product design and development expenses increased to 5.5% of net sales as compared to 3.7% of net sales for the first nine months of fiscal 2009.

During the second quarter of fiscal year 2009, we committed to specific plans for developing a new module product platform for our large display technology for the purpose of gaining reliability and improved operational efficiencies.  As a result, we have scaled back our expectations for cost reductions in product development.  In addition, we have transferred some personnel from other areas of the company to product development to help speed this development and aid in other development projects.

Based on the foregoing, we expect that product design and development expenses for the fourth quarter of fiscal 2010 will approximate levels similar to the quarterly spending levels of the last three fiscal quarters.

Gain on insurance proceeds:  During the third quarter of fiscal 2010, we recorded a gain on insurance proceeds of $1.5 million related to the fire at our Star Circuits manufacturing facility as described in Note 10 of the notes to the consolidated financial statements.

Goodwill Impairment:  During the third quarter of fiscal 2010, we recorded a goodwill impairment of $0.7 million related to our Schools and Theatres business unit and $0.7 million related to our International business unit.  The impairment for both business units was generally related to a decline in the market value of our stock during the period and lower sales expected over the next 12 months.

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

Interest income decreased 20.0% to $0.4 million for the third quarter of fiscal 2010 compared to $0.5 million for the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, interest income decreased 31.3% to $1.1 million from $1.6 million for the first nine months of fiscal 2009.  The decrease was the result of lower levels of interest-bearing long-term receivables.  We expect that the amount of interest income will decrease in fiscal 2010 over fiscal 2009 due to the lower levels of interest-bearing receivables, but that the decrease will be partially offset by the interest income on higher levels of temporary cash investments; however, our business is characterized by a great deal of volatility of working capital components, and therefore cash balances could be lower than expected, leading to lower interest income.

Interest expense decreased slightly for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, interest expense decreased 50.0% to $0.1 million from $0.2 million for the first nine months of fiscal 2009.  The decrease is due to lower average borrowings outstanding during the first half of fiscal 2010 as compared to the first half of fiscal 2009 and lower bank costs for letters of credit.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2010.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased for the third quarter of fiscal year 2010 to a loss of $0.3 million as compared to a loss of $0.7 million for the third quarter of fiscal year 2009.  For the first nine months of fiscal 2010, it decreased to a loss of $1.6 million as compared to a loss of $2.4 million for the same period in fiscal 2009.  The decrease of net other expense resulted from the effects of earnings attributable to unconsolidated affiliates and currency gains and losses and a pre-tax loss of approximately $0.2 million in the first quarter of 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate.  Finally, as a resulted from the loss in value of the U.S. dollar, we experienced lower levels of currency losses on U.S. dollar advances to foreign subsidiaries.  On a year-to-date basis, we have realized approximately $0.1 million more in currency gains in fiscal 2010 versus the same period in fiscal 2009.  We also continue to have losses resulting from our equity investment in Outcast Media International, Inc. (“Outcast”), formerly known as FuelCast Media International, LLC.  These losses were approximately $0.4 million less in the third quarter and $0.2 million less year-to-date for fiscal 2010 as compared to the same periods one year ago.  During the quarter, our equity basis in these losses was reduced to 10%, which caused the decline. We began to recognize losses at the rate of 10% since we have written our equity investment down to zero, and the rate of 10% represents our share of losses based on our ownership percentage of the next senior security which is the convertible debt.  See notes 1 and 10 of the consolidated financial statements for additional information.  Furthermore, our losses could increase in the rest of fiscal 2010, as explained in note 10 of the consolidated financial statements.  The losses could result if Outcast is unable to refinance its debt which includes approximately $1.6 million owed to us and approximately $1.8 million which we guarantee.  As of the date of filing  this report, we had entered into a non-binding letter of intent with Outcast, which contemplates repayment of accounts owed to us, and we have obtained additional collateral in the form of a guarantee from a third party on a portion of the amount owed.

INCOME TAX EXPENSE

Income taxes were approximately ($5.5) million in the third quarter of fiscal 2010 and $2.5 million for the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, income taxes decreased to $0.2 million as compared to $14.4 million for the first nine months of fiscal 2009.  The effective rate for the third quarter of fiscal 2010 was approximately 39.8% as compared to 37.8% for the third quarter of fiscal 2009.  The effective tax rate for the nine months ended January 30, 2010 was 0.1% as compared to 35.6% for the first nine months of fiscal 2009.  The decrease in the effective rate on a year-to-date basis is the result of the losses in foreign jurisdictions which have low tax rates relative to the United States.  Congress has not reinstated the tax credit for research and development activities which expired on December 31, 2009.  This has had an adverse impact on our effective tax rate as the credit was approximately $0.9 million in the prior year.  As of December 31, 2009, we are therefore not recognizing any future benefits until such time as it is reinstated.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $117.7 million at January 30, 2010 and $107.4 million at May 2, 2009.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first nine months of fiscal 2010 was $37.9 million.  The net loss of $2.1 million plus $17.9 million in changes in net operating assets, adjusted by depreciation and amortization of $17.0 million, the add-back of $1.5 million of equity in net losses of equity investments, and $2.5 million of stock-based compensation, and $1.4 million of goodwill impairment and various other items, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets for the first nine months of fiscal 2010 were the decreases in accounts receivable, long-term receivables, inventories, and costs and estimated earnings in excess of billings and increases in customer deposits.  These changes were offset by decreases in accounts payable, billing in excess of costs and estimated earnings, accrued expenses and warranty obligations, and income taxes payable.  The decrease in accounts receivables and inventories was the result of the lower level of net sales; however, days sales outstanding increased by two days over fiscal 2009 year-end levels.  Days inventory outstanding decreased slightly as compared to the end of fiscal 2009.  Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods from operating activities.

Cash used by investing activities of $13.4 million for the first nine months of fiscal 2010 included $12.9 million for purchases of property and equipment, $1.7 million of purchased receivables from an affiliate, and a $0.1 million investment, which was offset by $0.7 million of proceeds from insurance for assets destroyed in a fire and $0.5 million from sale of Ledtronics, our Malaysian affiliate.  During the first nine months of fiscal 2010, we invested approximately $3.6 million in manufacturing equipment, $1.9 million in product demonstration equipment, $1.6 million in information systems infrastructure, including software, $3.8 million in facilities, and $2.0 million in rental equipment.  These investments were made to support sales, in the case of demo and rental equipment, and other areas, primarily for maintaining existing infrastructure rather than for growth needs.  The investment in facilities related to the closing of a transaction we committed to in fiscal 2007 to purchase a building in Brookings, South Dakota.  As of the end of the third quarter of fiscal 2010, capital expenditures were 4.3% of net sales.  The purchase of receivables from an affiliate consists of our purchase of receivables from Outcast to facilitate cash flow from operations of its business.

Cash used by financing activities of $3.5 million for the first nine months of fiscal 2010 consisted of the dividend paid to shareholders of $3.9 million on June 23, 2009, which was partially offset by $0.4 million of proceeds from the exercise of stock options.  During the second quarter of fiscal 2010, we paid off the long-term debt related to a purchase of a long-term software maintenance agreement incurred in the first quarter of fiscal 2010 as a result of incentives and pricing considerations.

Included in receivables as of January 30, 2010 was approximately $6.2 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the first nine months of fiscal 2010 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $5.2 million for the third quarter of fiscal 2010 as compared to $5.1 million for the second quarter of fiscal 2009. We intend to incur expenditures at a rate of approximately 5.0%  to 5.5% of fiscal year 2010 net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank that was amended on November 12, 2009, which provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2010. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA, as defined.   EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.0% at January 30, 2010.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of January 30, 2010, there were no advances under the line of credit.

The credit agreement is unsecured.  In addition to provisions that limit dividends to the current year net profits after tax, the credit agreement also requires us to be in compliance with the following financial ratios:

a.
A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and

b.	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We were in compliance with all applicable covenants as of January 30, 2010 and expect to be in compliance with all applicable covenants at the end of fiscal year 2010.  The minimum fixed charge coverage ratio as of May 2, 2009 was 7.1 to 1, and the ratio of interest-bearing debt to EBITDA as of January 31, 2010 was approximately 0.04 to 1.

Daktronics Shanghai, Ltd., has established a line of credit for $1.5 million to facilitate the issuance of bank guarantees in connection with orders it receives.  The fees on the line are equal to 0.5% of the outstanding bank guarantees, and the line of credit is secured by a letter of credit issued by us.  The line expires on May 31, 2010.  As of January 30, 2010, no advances under the line of credit or bank guarantees were outstanding.

On May 28, 2009, our Board declared an annual dividend payment of $0.095 per share on our common stock for the fiscal year ended May 2, 2009.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At January 30, 2010, we had approximately $30.4 million of bonded work outstanding against this line.

We believe that if our growth extends beyond current expectations or if we make any strategic investments, we may need to increase our credit facility or seek other means of financing.   We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lender or other sources.  We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through January 30, 2010, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the third quarter of fiscal 2010 were approximately 13.1% of total net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi or British pounds. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of January 30, 2010, our outstanding debt approximated less than $0.1 million, substantially all of which was in variable rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt interest based on the balances of such debt as of January 30, 2010. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 30, 2010, our outstanding long-term receivables were approximately $20.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1million.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the last quarters of fiscal year 2010 and subsequent fiscal years.

	Fiscal Years (dollars in thousands)
	2010	2011	2012	2013	2014	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$4,374	$3,314	$3,053	$2,757	$1,593	$5,351
Average interest rate	6.0%	8.0%	8.0%	8.0%	8.2%	8.0%
Liabilities:
Long- and short-term debt
Fixed-rate	$13	$26	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$20	$341	$253	$151	$134	$7
Average interest rate	8.8%	8.8%	8.7%	8.6%	8.9%	8.4%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $52.6 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 30, 2010, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 30, 2010, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 2, 2009 as amended and supplemented by the risk factors listed below.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could continue to materially adversely affect our financial position, results of operations and cash flow, and we do not know ifthese conditions will improve in the near future. Our financial position, results of operations and cash flow could continue to be materially adversely affected by the current and continuing difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and recession in the United States and other parts of the world. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time.  Current economic conditions have accentuated each of the risks described in this Annual Report on Form 10-K and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•
Although we believe we have sufficient liquidity under our credit agreement with a bank to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

•
Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased net sales and earnings for us.

•
Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.

•
If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could continue to negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations

We do not know if market conditions or the state of the overall economy will improve in the near future or when improvement will occur.

Circumstances could arise in which our goodwill and intangible assets could become impaired, causing us to recognize substantial non-cash impairment charges, which would adversely affect our financial results. We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded on our balance sheet as described in the notes to the consolidated financial statements contained elsewhere in this report. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. A decline in our market capitalization or in our estimated forecasted discounted cash flows also could result in an impairment of our goodwill and intangible assets. A non-cash impairment charge could materially and adversely affect the net income for the reporting period in which it is recorded.

Uncertainties inherent in certain accounting matters could adversely affect our operating results. The discussion of goodwill impairment and long-lived assets matters in Notes 1 and 5 to our consolidated financial statements is incorporated by reference.

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

10.1	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (4)
10.2	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (3)

10.3	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (1)
10.4	Renewal Revolving Note Dated November 12, 2009 between Daktronics, Inc. and U.S. Bank National Association. (2)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (5)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (5)

(1)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on November 12, 2009.
(2)	Incorporated by reference to Exhibit 10-2 filed with our Current Report on Form 8-K filed on November 12, 2009.
(3)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on January 25, 2007.
(4)	Incorporated by reference to Exhibit 10-6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.
(5)	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 /s/ William R. Retterath
Daktronics, Inc.
William R. Retterath,
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

Date: February 25, 2010