Form 10-K
period 2010-05-01
DAKTRONICS INC /SD/
filed 2010-06-16
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 1, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
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
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .                                                                         Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                 ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

    Large accelerated filer ☐            Accelerated filer ☒
    Non-accelerated filer ☐   (Do not check if a smaller reporting company.)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 30, 2009 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the registrant’s common stock on The NASDAQ Stock Market on such date, was approximately $307,352,793.  For purposes of determining this number, individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant’s Common Stock outstanding as of June 14, 2010 was 41,214,131.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 25, 2010 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 1, 2010

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: our financing plans; trends affecting our financial condition or results of operations; our growth strategy and operating strategy; our competition; our business outside of the United States; our large contracts with significant customers; our ability to protect our intellectual property rights; excess production capacity or capacity needs; our involvement in securities and other litigation; difficult conditions in the economy; and the declaration and payment of dividends.  The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks and Uncertainties,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1.  BUSINESS

General Development of Business

Company Background and Overview.  Daktronics, Inc. was founded by Dr. Aelred Kurtenbach and Dr. Duane Sander in 1968 while they were professors of electrical engineering at South Dakota State University (“SDSU”) in Brookings, South Dakota.  Our relationship with SDSU and other colleges and universities is a key factor contributing to our leadership in the industry.  We have been able to experience sustained long-term growth due in part to the capability of the local universities and colleges to provide an important source of highly educated full-time and student employees.

Over the years, our products have evolved significantly, from scoreboards and matrix displays and related software applications to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems.  In the mid-nineties, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming the dominant company worldwide in large electronic displays.  Over the years, we have invested in product development to add complementary products and services, such as production services, liquid crystal display (“LCD”) networks, sound systems, marketing services, maintenance and support and other products for our customers.

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

One of our core growth strategies on a historical basis has been to enter geographic markets by developing a small sales and service presence that provides after-sale support to our entire product line and sales of our products.  This network of offices, including home offices, had been an important part of our growth strategy.  Although we expect to still continue to open offices where it is important to have such a presence, in fiscal 2009 and through fiscal 2010, we began closing offices where they were not critical.  In connection with these closings, more of our employees have transitioned to home offices.  We currently have approximately 32 corporate offices throughout the world.

We occasionally acquire businesses that provide access to new markets or complement our existing products.  In the past five years, we have acquired a number of small companies.  Although these acquisitions increased the scope of services and technology that we are able to provide, our primary growth objective is still the increase of sales and profitability through organic growth.

We manufacture almost all products in South Dakota and Minnesota.  Prior to 2006, almost all manufacturing was centralized in Brookings, South Dakota.  As a result of the rapid growth during fiscal years 2006 through 2008 we experienced limitations in our ability to effectively hire sufficient numbers of employees in manufacturing.  This caused us to expand operations in 2006 into Sioux Falls, South Dakota and Redwood Falls, Minnesota.  We also invested in facilities in Shanghai China where we perform limited manufacturing, primarily final assembly for the Chinese market.

Financial Information About Segments

See Note 2 of the Consolidated Financial Statements for financial information pertaining to our business segments and geographic operations.

Narrative Description of Business

We are the world’s leading supplier of electronic scoreboards, large electronic display systems and related marketing services, digital messaging solutions, software and services for sporting, commercial and transportation applications.  Our continuing focus is on supporting customers with superior products, integration and services that provide dynamic, reliable and unique visual communication solutions.   We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing, sound and hoist systems and related professional services.  We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video.

We are engaged in a full range of activities:  marketing and sales, engineering and design, manufacturing and professional services.  Each of those activities is described below.

Marketing and Sales.  Our products have been sold throughout the United States and other countries through a combination of direct sales personnel and resellers.  In the United States and Canada, we use primarily a direct sales force for professional sports, colleges and universities, convention centers and smaller sports facilities, including high schools and transportation applications.  In smaller commercial applications, we rely primarily on resellers.  We also utilize resellers outside North America on large video system projects where we do not have a direct sales presence.  Sales to resellers generally have terms consistent with sales directly to end users.

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

We have organized our business into five business units which have a primary focus on particular markets and a secondary focus on opportunities in other markets.  The business units consist of four domestic business units that include U.S. and Canada – Commercial, Live Events, Schools and Theatres, and Transportation – and a fifth business unit for International operations.  We believe that customers in each of these areas share common attributes and are different from customers in the other areas which make them conducive to this structure.  For example, Live Events customers usually have a large variety of products tied into a system in a single location that involves much more creative production services, design and event support.  The Commercial business unit serves the needs created by large and remote networks of displays connected through various modes of communication. The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems that manage the flow of travelers and vehicles.  Finally, the Schools and Theatre business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues.

When we target a potential customer for sales opportunities, the prospect is contacted either directly or through a reseller.   Frequently, on larger sales opportunities, engineers, technicians and sales personnel jointly participate in site visits to assess site conditions, evaluate the customer’s requirements and assemble and present proposals.  Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations.  We also regularly host customers at our various manufacturing facilities to demonstrate product quality, manufacturing and design capabilities.

International sales fluctuate from year to year based on the timing of large system projects.  A typical term of sale for international projects includes a letter of credit or partial payment in advance.  We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets.  During fiscal years 2010, 2009 and 2008, approximately 12%, 12% and 13% of our net sales, respectively, were derived from international sales.  Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia and the United Kingdom.  For fiscal years 2008 and 2009 through the first quarter of fiscal 2010, we also were a 49% owner of a joint venture in Malaysia.

Much of our marketing and sales success in the past was based on our ability to create new products and product enhancements for customers by understanding their needs and opportunities.  We have developed and continue to develop this understanding through active participation in the sales cycle by engineers and other personnel and through attending trade shows, conventions and seminars and fostering a culture of teamwork throughout the organization.

Engineering and Product Development.  The large screen electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we must continue to anticipate and respond to changes and developments in the industry. We will continue our tradition of applying engineering resources throughout our business to help achieve more effective product development by investing approximately 4% of our net sales over the long-term into product design and development.

We employ engineers and technicians in the areas of mechanical and electrical design, applications engineering, software design and customer and product support.  We use primarily in-house engineering to anticipate and respond rapidly to the product development needs of customers and the marketplace.  We assign product managers to each product or product family to assist our sales staff in training and implementing product improvements, and to ensure that each product is designed for maximum reliability and serviceability.  We also invest in new creative technologies and in companies developing new technologies.

Our engineering staff consists of four product development groups – Sports, Video, Commercial and Transportation.  The sports product development group focus is aligned with the Schools and Theatre business unit, the video group is aligned with the Live Events and International business units, and the commercial and transportation groups are aligned with the Commercial and Transportation business units.  During fiscal 2009, this alignment started to evolve into various knowledge centers across the product development groups for the purpose of leveraging knowledge and concepts across product lines.  This alignment has driven improved product reliability, lower costs and better functionality for our customers.  The development of these knowledge centers and various other practices within product development are modeled after best practices for lean product development.

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

We have manufacturing facilities in Brookings, South Dakota, Sioux Falls, South Dakota, Redwood Falls, Minnesota, and Victor, New York.  We also deployed a limited amount of manufacturing capability in China, and we expect to expand manufacturing at that location at some time in the future.  Locations outside of Brookings produce a material amount of our products.

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

In fiscal 2007, we began implementing lean manufacturing techniques throughout our manufacturing facilities.  Although there are direct costs associated with implementing lean manufacturing techniques, the goal of doing so is to eliminate waste and deliver products to a customer when the customer desires the products while maintaining minimal inventory and eliminating non-value added tasks.

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

We provide these services through our own employees located in company or home offices throughout the world in more than ten countries.

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

Our repair centers, located in the United States, Germany and Shanghai, are staffed with trained technicians who repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts.

Beginning in fiscal 2009, we reorganized our North American field service personnel so that we could better focus on the commonality of the products across units rather than the unique needs of each customer, which was the prior focus.  We believe that we can drive significant cost savings and synergies by doing this that will be realized over time.  We also took steps to improve utilization of our field service personnel through the use of third party authorized service companies.  This allows us to better respond to changes in volume of service which peaks in the late summer and early fall.

General Description of Our Products and Technologies

Our display technologies have changed significantly since the mid-1990s, when incandescent lamps were the primary display element.  Presently, LED and LCD technologies are the primary display elements. The invention and availability of blue and green LED in the mid-1990s, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors to form all other colors in the video display. The decreasing costs of LCD components along with the drive for smaller displays have led to the addition of LCD displays. Driven by customer demand, we have enhanced our video display technology into mobile and modular technologies and high definition capabilities for various applications.

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

Within each product family, we produce displays that vary in complexity, size and resolution.  The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed.  Generally, for longer distance viewing, the light sources, or pixels, are larger and spaced farther apart.  The type of the display may also depend on the location of the viewing audience.  For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display.  We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.

Product Families and Technologies

Our products are comprised of the following primary product families:

1.	Scoring and timing products for sports, primarily LED scoreboards, related controllers and software;
2.	Audio systems, primarily for sports venues; and related control systems;
3.	Automated rigging and hoist products and related control systems;
4.	Video display systems, including a full-line of LED technologies in various pixel pitches and display configurations, and associated control systems;
5.	Message displays, promoted under the Galaxy® and Galaxy Pro® names, and associated control systems;
6.	Digital billboard displays, promoted under the Valo® product name, and associated control systems;
7.	Digit and price displays and associated control systems; and
8.	Transportation products, primarily the Vanguard® line of dynamic message signs.

Each of these product families is described below.

Scoring and Timing Products. Our line of scoring and timing products includes indoor and outdoor scoreboards for many different sports, digit displays, scoring and timing controllers, statistics software and other related products.  Indoor systems range in complexity from two-digit shot clocks and small scoreboards with simple control, to large, center-hung scoreboards incorporating video displays, message centers, advertising panels and hoist systems. Outdoor scoreboards range in complexity from two-digit game timers and small scoreboards to larger systems incorporating scoring, timing, video, message centers and advertising panels.

We expect LED technology will remain the technology of choice for scoreboards and displays due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies.  Because most of the scoreboards and display products within this group have significant standardization, we have been able to make progress on our goal of delivering the highest quality products.

We offer a variety of internally developed controllers complementing our scoreboards and displays.  These controllers vary in price and complexity from the All Sport® 100, a handheld controller for portable scoreboards, to the All Sport® 5000 series, designed for more sophisticated scoring systems and allowing for more user-defined options.  These controllers communicate with scoreboards through radio frequencies, fiber optic connections or other means.

We also offer timing systems for sports events, primarily aquatics and track competitions.  A primary component of these systems is our proven OmniSport® 2000 timing console. The system has the capability to not only time and rank the competitors but also to interface with event management software created by third parties to facilitate the administration of the sporting event. Other timing system components include swimming touchpads, race start systems, and relay take off platforms.

As a key component of an integrated system, we market sports statistics and results software under the DakStats® trademark.  The software allows entry and display of sports statistics and other information.  It is one of the leading applications of its type in collegiate and high school sports.

Audio Systems. The audio system offerings include both standard and custom options. Standard audio systems are designed to meet the needs of a wide variety of outdoor sports venues based on the size and configuration of the facility.  Each of the standard outdoor systems includes control systems that feature digital signal processing for improved sound quality reproduction. Custom indoor and outdoor systems are also offered for larger venues and venues with unique seating configurations. Our sound systems are often integrated into an overall venue solution that includes scoring, timing, message display and/or video capability.

Automated Rigging and Hoist Products.  The automated rigging and hoist product family includes our Vortek® automated hoists which complement our arena center-hung scoreboard/display systems for both small and large sporting facilities. The hoist is an important part of an integrated solution for indoor venues that have center-hung, suspended displays. Many of these hoist systems are customized based on the weight and design of the equipment being suspended, along with the load capacity of the building structure and attachment points within the facility.

Additionally, the company provides automated rigging for theatre applications, primarily in high schools and similar venues. The strengths of our automated rigging systems include safety and ease of operation. The theatre rigging control system includes intuitive touch screens and menus to control the integrated hoist systems for added safety and enhanced operation of a theatre production, making changes in scenery, lighting and sound preprogrammed, timed and easy to control.

Video Display Systems.  This group consists primarily of displays, which are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation; and controllers, which manage the operation of the display. Video displays are comprised of red, green and blue LEDs arranged in various combinations to form pixels (picture elements).  The electronic circuitry which controls the pixels allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors.

We offer a wide range of video display systems for different applications and budgets. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution (number of pixels) of the displays, the brightness of the displays (nits), the number of discrete colors that the display is able to produce (color depth) and the viewing angles.  In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with virtually no limit to the size of display that can be built.

We offer a complete line of video display systems that is second to none in the industry. At the high end, the product is capable of displaying 4.4 trillion colors and is available with pixel spacing as close as three millimeters.  Currently, we offer a wide range of pixel spacing, ranging from three millimeter to 26 millimeter.  The three-millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 26 millimeter is the most cost effective for physically large displays with longer viewing distances.  In addition, the uniformity of colors across the display is important to the quality of the video image.  Our unique display control circuitry, along with our proprietary manufacturing and calibration procedures, provide uniform colors across the display.

In addition to traditional rectangular video displays, we have adapted LED video technology into ribbon board displays, modular displays, and freeform display systems. Our ribbon board display systems are configured in different height-to-width ratios to give arenas and stadiums the ability to install long, narrower bands of displays in various locations in the facility. For new construction projects, our ProRail® attachment system is combined with ribbon board technology to provide improved sight lines for fans and reduce construction costs for the building’s owner. Digital ribbon boards generally serve as a revenue generation source for teams and facilities through advertising as well as another location to display information such as scoring and statistics.

Our transportable display systems are comprised of lightweight individual LED video panels less than a square meter in size that are assembled together to form a display in a customizable height and width. These panels are used in what we refer to as mobile and modular applications, such as touring shows and the events market.

Freeform video elements, available as individual pixels or strips of pixels, can serve as architectural lighting, be used to illuminate channel lettering, or be configured in unique shapes to show graphics and video.

During the second half of fiscal 2010, we introduced our DVX series display technology.  This new generation of product is intended to eventually replace our PS-X and HD-X display technology over time as we bring various configurations to the market.  The focus of this development was to standardize a common module and cabinet platform across all pixel pitches to gain synergies on materials, improve reliability, decrease selling prices and decrease engineering costs over the long-term.

One of the primary control components for video displays is our Venus® 7000 controller, which is built on the Windows® operating system.  This controller provides advanced capability for controlling video displays. We also provide a proprietary video processing system developed specifically for LED display technology. For larger venues that host live events, the Venus® controller and V-Link® video processor are typically part of a larger system that includes cameras, switchers, clip playback devices, and other components. These systems provide the ability to show instant replays, live action video, pre-recorded video clips, and overlays of scoring, timing and statistical information. We sometimes package our components with control components from other suppliers to provide a complete video production solution.

During the second half of fiscal 2010, we introduced our new Show Control System.  This control system is intended to expand the capabilities of the Venus 7000 controller and features many enhancements designed to improve event management and display control.  Show Control can operate entire networks of displays from a single control interface similar to the Venus® 7000 controller, but with a much more intuitive user interface.  New features such as smart buttons allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network.  It also adds advanced scheduling tools and detailed advertisement tracking tools to supplement the events revenue generating use of displays.

Message Display Systems. The key product lines in this group are marketed under the names Galaxy® and GalaxyPro® and are generally controlled with our Venus® 1500 display controller.

Galaxy® full-matrix displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future.  Galaxy® displays are red, amber or full color, with pixel spacing ranging from six millimeter to 46 millimeter depending on color, size and viewing distance. They are used primarily as message centers to convey information and advertising to consumers and the public.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.   We offer various price points for similar sized displays within the Galaxy® line.

GalaxyPro® displays are full-matrix outdoor displays capable of displaying text, graphics and animation, as well as pre-recorded video clips. The product was developed to meet the video needs of the commercial market, primarily large retail market applications, such as auto dealerships and shopping centers. GalaxyPro® displays are offered in full color with pixel spacing of 12, 16 and 20 millimeters.  GalaxyPro® displays are capable of producing 68 billion colors, have excellent color uniformity across the display, and are fully compatible with our Venus® 1500 display control software.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

Galaxy® and GalaxyPro® series displays utilize our proprietary Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display.  This software is designed to be useable without any special training, and it is applicable to all general advertising or message presentation applications. We also provide software that allows system integrators to write their own software using the Venus® 1500 software developer’s kit to communicate to displays supplied by us.  Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

Digital Billboards. Our Valo® line of digital billboards offers a unique digital display solution for the outdoor advertising industry.  The products, developed based on our experience with other full-color LED display technologies, are used primarily to display static images that change at regular intervals. Valo® systems include many features that are unique to the outdoor advertising business, such as our patented mounting system, self adjusting brightness, improved energy consumption, and enhanced network security.

The Visiconn℠ system is the primary software application for controlling content and playback loops for digital billboard applications. The Visiconn℠ display management solution can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors, such as LCDs, and other presentation technologies.  A rights-based control environment allows users to grant advertisers access to powerful content management tools, while also providing detailed ad tracking and proof-of-play reports.  These features, combined with instant content deployment and the ability to sync with trusted real-time data providers allow for incorporation of live information into any presentation.

Digit and Price Displays. Other product lines marketed primarily to Commercial customers include our DataTime® and FuelightTM display systems. The DataTime® product line consists of outdoor time and temperature displays that use a remote sensor for temperature data input and are available in red or amber in various character sizes.  Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software. The product easily retrofits into existing structures and is also available in single-face or double-face (on certain models) configurations.

Transportation Products. Transportation products include a wide range of LED-based displays for road management, parking, mass transit and aviation applications.  The Vanguard® family of dynamic message displays, which lead transportation product sales, are typically used to direct traffic and inform motorists.  These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations. We have also developed a software control system for these displays to help transportation agencies manage large networks of displays.

Our digit and directional displays are primarily marketed and sold for use in parking facilities. They include multi-line displays delivered in vertical cabinets, or drop-in digit panels designed to be mounted in existing structures or signs.

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

The seasonality of the sports business is caused by sales related to facilities for football in the summer and early fall, followed by sales related to facilities for basketball and hockey in the fall, and facilities for baseball in the early to late spring.  This seasonal effect can be compounded by large product orders in the sports markets and by the effects of holidays during our third fiscal quarter.  The effects of seasonality unrelated to holidays are generally not found in our Commercial, International and Transportation business units, although the impact of large orders in those markets can cause significant fluctuations in net sales and profits. Approximately 57% of our net sales are in the Schools and Theatres and Live Events business units, 23% are in the Commercial business unit, 10% are in the International business unit, and the remaining approximately 10% are in the Transportation business unit.

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

Backlog

Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $127 million as of May 1, 2010 and $120 million as of May 2, 2009.  Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income.  Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.  Contracts related to new construction projects generally tend to have the longest lead times.  Included in backlog is one order for approximately $8 million related to the minimum guaranteed commitment on a $26 million procurement contract from the New Jersey Turnpike Authority.  The customer has verbally committed to taking delivery of a minimum amount during fiscal 2011 although contractually, they have approximately three years to take delivery on this minimum.

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

Product development expenses for fiscal years 2010, 2009 and 2008 were approximately $21.9 million, $21.6 million and $20.8 million, respectively.

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

Employees

As of May 1, 2010, we employed approximately 2,100 full-time employees and approximately 400 part-time and temporary employees.  Of these employees, approximately 900 were in manufacturing, 500 were in sales and marketing, 500 were in customer service, 400 were in engineering and 200 were in administration.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Financial Information About Geographic Areas

Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S.  Currency exchange rate fluctuations can affect net sales from, and profitability of, operations outside the U.S.  We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings.   In addition, the repatriation of certain earnings of our foreign subsidiaries’ may result in substantial U.S. tax cost.

See Note 2 of the Consolidated Financial Statements for additional financial data pertaining to our geographic operations.

Available Information

We make available, free of charge, on or through our website (http://investor.daktronics.com), our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). The reports are also available through a link to the SEC’s website at http://www.sec.gov.  Information contained on our website or linked through it is not part of this report.

Item 1A.  RISK FACTORS

A number of risks and uncertainties exist which could impact our future operating results.  These uncertainties include, but are not limited to, general economic conditions, competition, our success in developing new products and technologies, market acceptance of new products and other factors, including those set forth below.

Competition could result in lower net sales and decreased margins.  We operate in highly competitive markets, some of which are highly fragmented.  In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs.  Competition could result in not only a reduction in net sales but also in the prices charged by us for our products. To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices for strategic marketing or to increase market share. Some competitors have more capital and other resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements, which could negatively affect our ability to compete effectively.

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

Backlog may not be indicative of future revenue.  Customers may cancel or delay projects for reasons beyond our control.  Orders normally contain cancellation provisions that permit our recovery of costs expended and a portion of the anticipated profit if a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of revenues could be affected, and projects may remain in the backlog for extended periods of time. Revenue recognition occurs over longer periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. For these reasons, backlog may not be indicative of future revenues.

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control, which could adversely affect net sales and profits from international sales. For fiscal years 2010, 2009 and 2008, revenue outside the United States represented approximately 12%, 12% and 13% of our consolidated net sales, respectively.  Our operations and earnings throughout the world have been and may in the future be adversely affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates, longer accounts receivable cycles in certain foreign countries (whether due to cultural, exchange rate or other factors), compliance with import/export laws and foreign tax laws and potential increased costs associated with overlapping tax structures.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

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

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition.  The terms and conditions of our $35 million revolving credit facility with a bank impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions and create or incur liens. The availability of the credit facility is also subject to certain covenants as explained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results and maintain a financial position meeting the requirements of the credit facility. A breach of any of these covenants could result in a default under the credit facility. In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facility and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facility to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition.  As of May 1, 2010, we were in compliance with all financial and other covenants of our credit facility.

We must comply with the Foreign Corrupt Practices Act. We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in many jurisdictions, including the Middle East and China. If our competitors engage in these practices, they may receive preferential treatment from the personnel of some companies or governmental agencies, giving our competitors an advantage in securing business from these companies or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. In addition, although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Our operations in the People’s Republic of China (”China”) subject us to risks and uncertainties relating to the laws and regulations of China. We have offices and make sales to customers in China.  Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of China may not continue to pursue such policies. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of them may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, China recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. China also enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if they are published at all. If they are published, they may not be followed consistently by local districts. As a result, we may inadvertently operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.  Part of our business strategy is to make acquisitions of or investments in companies businesses, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities.   We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

●	it may be difficult to integrate the purchased company, products, businesses or technologies into our own business;
●	we may incur substantial unanticipated integration costs;
●	it may be difficult, time-consuming and costly to integrate management information and accounting systems of an acquired business into our current systems;
●	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
●	we may enter markets in which we have limited prior experience;
●	acquisitions could result in the loss of key employees, particularly those of the acquired operations;
●	we may have difficulty retaining or developing the acquired businesses’ customers;
●	acquisitions could adversely affect our existing business relationships with suppliers and customers;
●	we may fail to realize the potential cost savings or other financial benefits and/or the anticipated strategic benefits of the acquisitions; and
●	we may incur liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, recognize amortization expenses related to intangible assets, recognize large and immediate write-offs, assume liabilities, or issue stock that would dilute our current shareholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results. We increase our production capacity and the overhead that supports production based on anticipated market demand.  Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability.  For example, in fiscal 2007 and 2008, market demand for our products was increasing rapidly, resulting in expanding our capacity.  In the second half of fiscal 2009, net sales were below our expectations primarily due to a decline of orders in our Commercial and International business units. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

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

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008 and will continue to do so for future periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

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

The protections we have adopted may discourage takeover offers favored by our shareholders. We have adopted, and there are available under the South Dakota Business Corporation Act (“SD Act”), several provisions that could have the effect of discouraging takeover offers. Of the 120,000,000 shares of capital stock authorized in our articles of incorporation, 5,000,000 shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action, which could be used to discourage takeover attempts. Our articles of incorporation provide for a classified board consisting of three classes of directors.  A classified board generally makes it more difficult to replace directors and to acquire our company.  We have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 20% or more of our outstanding common stock (subject to certain exceptions). In addition, we are governed by the anti-takeover provisions of the current SD Act, which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock. In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner.  There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination,” as defined in the SD Act, with an “interested shareholder,” as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner.  The SD Act also limits the voting rights of shares acquired in specified types of acquisitions and restricts specified types of business combinations. The existence or issuance of "blank check" stock, the classified board, the existence of our shareholder rights plan and the effect of the anti-takeover provisions of the SD Act, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

Significant changes in the market price of our common stock could result in securities litigation claims against us. Significant price and value fluctuations have occurred with respect to the publicly-traded securities of technology companies generally. The price of our common stock has changed significantly in the past and is likely to continue to experience significant changes in the future. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly-traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. Although we maintain directors’ and officers’ insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

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

We do not know if market conditions or the state of the overall economy will improve in the near future or when or how quickly improvement will occur.

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

Uncertainties inherent in certain accounting matters could adversely affect our operating results. The discussion of goodwill impairment and long-lived assets matters in Notes 1 and 4 to our consolidated financial statements is incorporated by reference.

Our data systems could fail or their security could be compromised. Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are located in areas we deem necessary to meet sales, service and operating requirements.  We consider all of the properties to be both suitable and adequate to meet current and near-term operating requirements.

As of May 1, 2010, we leased approximately 20 facilities throughout the United States and 11 facilities outside the United States for sales and service offices.  We also leased two facilities in Sioux Falls, South Dakota, comprising approximately 120,000 square feet.  One of the leases contains an option to purchase the building from May 31, 2009 through May 31, 2011.  Our China subsidiary leases approximately 90,500 square feet in a building in Shanghai for sales, service and manufacturing.  The majority of the remaining sales and service offices located throughout the United States, Canada, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases. These lease obligations expire on various dates, with the longest commitment extending to fiscal 2016. We believe all of our leases will be renewable at market terms in our discretion as they become due or that suitable alternative space will be available to lease under similar terms and conditions.

We own various buildings in Brookings, South Dakota, totaling approximately 1,000,000 square feet, and a building in Redwood Falls, Minnesota, totaling approximately 100,000 square feet.

Item 3.  LEGAL PROCEEDINGS

Our company and two of our executive officers were named as defendants in a consolidated class action lawsuit filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (“Complaint”), the plaintiffs allege that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, reasonable fees and costs of litigation, and such other and further relief as the Court may deem just and proper.  On June 5, 2009, we filed a motion to dismiss the Complaint.  In July 2009, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss.  In September 2009, we filed a reply memorandum in support of the motion to dismiss.  On June 8, 2010, the Court granted our motion to dismiss the Complaint without prejudice to plaintiffs being able to file a formal motion to further amend the complaint within 20 days of the date of the order.

We are involved in a variety of other legal actions relating to various matters that arise in the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

Item 4.  RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 14, 2010, we had 509 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
1st Quarter	$9.88	$7.00	$21.32	$14.62
2nd Quarter	9.50	7.36	21.15	9.02
3rd Quarter	9.56	7.20	10.69	5.69
4th Quarter	9.29	7.06	9.46	5.89

On June 3, 2010, our Board of Directors declared a dividend of $0.10 per share payable on June 25, 2010 to holders of record of its common stock on June 14, 2010.

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

Performance Graph

The following graph shows changes during the period from April 30, 2005 to May 1, 2010 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Stock Market Index for U.S. companies; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008 and the balance sheet data at May 1, 2010 and May 2, 2009 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the fiscal years ended April 28, 2007 and April 29, 2006 and the balance sheet data at April 26, 2008, April 28, 2007 and April 29, 2006 are derived from audited financial statements not included in this report.

	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$393,185	$580,681	$499,677	$433,201	$309,370
Operating income (loss)	(6,730)	42,617	38,243	36,915	31,815
Net income (loss)	(6,989)	26,428	26,213	24,427	20,961
Diluted earnings (loss) per share*	(0.17)	0.64	0.63	0.59	0.52
Weighted average diluted
shares outstanding*	40,908	41,152	41,337	41,311	40,506
Balance Sheet Data:
Working capital	$115,571	$107,405	$62,545	$44,904	$74,930
Total assets	305,851	324,876	294,479	265,850	199,231
Long-term liabilities	11,304	13,397	8,074	9,060	6,253
Shareholders' equity	207,054	211,911	183,253	153,708	125,345
Cash dividend per share*	0.095	0.09	0.07	0.06	0.05
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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The years ended May 1, 2010, May 2, 2009 and April 26, 2008 consisted of 52, 53 and 52 weeks, respectively..

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the notes to our Consolidated Financial Statements, which are included elsewhere in this report, and the section of this Item 7 entitled “Recent Accounting Pronouncements.”

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction-type contracts. Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect cost include charges for such items a facilities, engineering, and project management,  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated.  Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our practice is to revise estimates as soon as such changes in estimates are known.  We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of May 1, 2010 and May 2, 2009, we had an allowance for doubtful accounts balance of approximately $2.6 million and $2.2 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.   Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of May 1, 2010 and May 2, 2009, we had approximately $18.9 million and $19.8 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of May 1, 2010 and May 2, 2009, we had $12.1 million and $9.5 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax expense, as well as assessing temporary differences in the treatment of items for tax and financial reporting purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established.  We review deferred tax assets, including net operating losses, and for those not expecting to be realized, we have recognized a valuation allowance.  If our estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.  We believe that we will generate taxable income in future years which will allow for realization of deferred tax assets.  Realization of the deferred tax assets would require approximately $25 million of taxable income, which we believe is achievable.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions.  These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions.  At any one time, multiple tax years are subject to audit by various tax authorities.

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.  In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures, consistent with ASC 740, Income Taxes.  A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified.  We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.  Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposure associated with our various filing positions.  We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely. However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional U.S. tax liabilities would be incurred. It is not practical to estimate the amount of additional U.S. tax liabilities we would incur.

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

Asset Impairment: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, Intangibles - Goodwill and Other. Our impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with ASC 360-10-05-4, Impairment or Disposal of Long-Lived Asset.  Impairment reviews are conducted when we believe that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines, future volume, revenue and expense growth rates, and discount rates.

Stock-based compensation:  We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options and stock purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as by assumptions regarding other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividend yield.

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

Results of Operations

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.0%	73.3%	70.5%
Gross profit	24.0%	26.7%	29.5%
Operating expenses	25.7%	19.4%	21.9%
Operating income (loss)	(1.7%)	7.3%	7.6%
Interest income (expense), net	0.3%	0.3%	0.1%
Other income (expense), net	(0.7%)	(0.5%)	0.2%
Income (loss) before income taxes	(2.1%)	7.1%	7.9%
Income tax expense (benefit)	(0.3%)	2.6%	2.7%
Net income (loss)	(1.8%)	4.5%	5.2%

Net Sales
The following table sets forth net sales and orders by business unit for fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008:

	Year Ended (in millions)
	May 1,			May 2,			April 26,
	2010			2009			2008
Net sales		Percent Change			Percent Change
Commercial	$91,860	(41.1	) %	$155,851	(13.9	) %	$180,938
Live Events	159,229	(40.9)		269,650	59.9		168,640
Schools & Theatres	62,878	(5.4)		66,444	9.1		60,919
Transportation	40,481	18.1		34,289	(8.2)		37,355
International	38,737	(28.9)		54,447	5.1		51,825
	$393,185	(32.3	) %	$580,681	16.2%		$499,677

Orders
Commercial	$93,833	(30.7	) %	$135,316	(26.3	) %	$183,555
Live Events	155,509	(37.1)		247,296	22.6		201,775
Schools & Theatres	62,493	(1.1)		63,173	(0.2)		63,286
Transportation	45,968	2.8		44,707	29.6		34,500
International	47,482	25.1		37,960	(40.0)		63,303
	$405,285	(23.3	) %	$528,452	(3.3	) %	$546,419

Fiscal Year 2010 as compared to Fiscal Year 2009
Commercial Business Unit.  In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009.  We were one of two primary vendors of digital billboards for this customer.  This corresponded to a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009.  It is our belief that the then current economic conditions and limited credit availability caused this decline.  Although we believe that this niche still remains a long-term growth opportunity, we do not expect to see it rebound until sometime in calendar year 2011, based on industry reports.  It is also important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.   The foregoing decline in digital billboards was the most significant factor in the decline in sales and orders in fiscal 2010 as compared to fiscal 2009.   Net sales in this niche (digital billboards for outdoor advertisers) decreased by approximately $50 million or more than 70% as compared to fiscal 2009.

The reseller and national account portion of the commercial business unit, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, decreased approximately $14.4 million or 17% in fiscal 2010 as compared to fiscal 2009.  The decline in the reseller niche for fiscal 2010 was due to a lower level of sales of standard Galaxy® displays as well as a decline in sales of large video display systems.  We attribute the decline in sales of Galaxy® displays to the weaker economic conditions in fiscal 2010 as compared to the same period of fiscal 2009.   The level of large custom contract sales in this niche is subject to volatility as described elsewhere and therefore it is difficult to project; however, we are seeing a growing number of opportunities.  Finally, the decrease in net sales in the national account portion was due to declines by our larger accounts due to a slow-down in their deployment and decreases in new stores.  Orders and sales are being impacted by aggressive competition, causing customers to hesitate and evaluate opportunities more carefully.  Although it appears as though sales may be rebounding, we cannot be certain that this trend will continue, given the volatile nature of the current economic conditions and competitive forces.  For the long-term, we believe that this market will be a growth area for the company.

During the fourth quarter of fiscal 2010, there were an increasing number of press and industry reports concerning increasing deployment of digital billboards by the major outdoor advertising companies.  While we believe that an increase in opportunities in this niche is likely, we believe that we will still have to compete for and win orders in order to participate in this growth.  We also believe that as a result of declining selling prices for digital billboards, the ultimate level of net sales, if we retain the same market share as the first half of fiscal 2009 and fiscal 2008, will be less than in prior years, although net sales would still grow significantly on a percentage basis.

As a result of the declining opportunities for orders, which is resulting from the economic and credit environments, the competitive pressures in this business unit have increased as competitors go after fewer opportunities.  This has put considerable pricing pressure on all aspects of this business unit and is expected to continue into fiscal 2011.  This has had an adverse impact on gross margins and net sales.

Subject to the foregoing, our Commercial business unit generally benefits from increasing product acceptance, lower cost of displays, our distribution network and a better understanding by our customers of the product as a revenue generation tool.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales over the course of a fiscal year because the deployment of displays slows in the winter months in the colder climate regions of the United States.  Generally, seasonality is not a material factor in the rest of the Commercial business.  Our estimates for net sales and orders in the Commercial business unit could vary significantly depending on economic and credit factors and our ability to capture business in our national account niche.

Order bookings were also down as indicated above for the same reasons as net sales.

Live Events Business Unit. The decrease in net sales for fiscal 2010 as compared to fiscal 2009 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings, which led to the significant growth during fiscal 2009.  These large contracts contributed approximately $37.3 million in net sales during fiscal 2010 compared to approximately $116.8 million during fiscal 2009.  In addition, orders and net sales were less than expected as a result of orders being delayed and not moving forward.  We believe this was due to economic concerns and various other factors causing customers to put off large expenditures.  Overall, we believe that these orders are not lost but only delayed until the period preceding the next applicable sports season.  For example, orders for major league baseball facilities did not materialize in the third quarter of fiscal 2010.  We believe that these orders are possible for fiscal year 2011.  This dynamic is making it more difficult to estimate what orders and net sales will be for the fall sports season.  During the first quarter of fiscal 2011, we would expect to understand better how our customer base will respond in this portion of our business.

During the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, that we believe is not sustainable for the long-term.  Although, it appears that these pressures may be declining somewhat, it is generally too early to assume that to be the case.  In addition, over the next 24 months, most professional sport leagues are expected to be renegotiating labor contracts with players.  This could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin. As a result of these competitive factors and general economic conditions, it is difficult to forecast net sales into fiscal 2011. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment may continue to impact this business. There have been transactions which have been delayed due to economic conditions, as previously described, which have had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy improves and we are successful at counteracting competitive pressures.

The decrease in orders is due to the decrease in large orders and competitive pressures, which we believe have caused us to lose orders we otherwise would have earned, and various other factors, all as explained above.

Our expectations regarding growth over the long term in large sports venues is due to a number of factors, including facilities trending to spend more on larger display systems; our product and services offerings, which remain the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems. This impact has and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size. We believe that the effects of the economy are generally less likely to have a significant adverse impact on the sports market as compared to our other markets because our products are generally revenue-generation tools (through advertising) for facilities, and the sports business is generally considered to be less sensitive to economic cycles, although the severity of the current economic conditions have caused a significant impact.

Schools and Theatres Business Unit. Net sales in this business unit declined as a result of decreases in orders in the sports portion of this business unit which were partially offset by increasing net sales and orders in the hoist portion of the business.  We believe that the decline in the sports portion of the business unit is due to reasons similar to Live Events.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the impact of declining school budgets is having a direct and indirect adverse impact on this business unit, which seems to have gotten worse in the fourth quarter of fiscal 2010 and appears to be continuing into the first quarter of fiscal 2011.  Although it is difficult to project, we believe that the first half of fiscal 2011 could continue to be a challenge for this business unit.  Because that period is the key selling time, it is likely that orders and net sales could decline for fiscal 2011 as compared to fiscal 2010.

Transportation Business Unit.  The increase in net sales was due to the larger backlog of orders at the beginning of fiscal 2010 as compared to the beginning of fiscal 2009.  The increases in orders in this business unit are due, in part, to a large order for the New Jersey Transit Authority of approximately $8 million which is the guaranteed portion of a procurement contract of up to $25 million over a five-year period.  We believe that overall growth in this business unit is the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share.  We expect that net sales and orders in the Transportation business unit could grow in fiscal 2011.

Similar to other business units, it appears that the competitive environment become more intense as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins in future quarters.

International Business Unit. The decrease in net sales was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009.  Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.  We believe that this had an adverse impact on our order bookings in fiscal 2010.  In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities seem to be increasing late in fiscal 2010, as we booked a number of large orders that resulted in orders growing for fiscal 2010.  The result of this is a much higher backlog at the end of fiscal 2010 as compared to the end of fiscal 2009, which should drive sales higher in fiscal 2011 if bookings can remain constant.  As a result of the competitive pressures, we expect to continue to see more challenges to gross profit to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from the use of our display products. These sales represented less than 1% of net sales for fiscal 2010 and 2009. The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Fiscal Year 2009 as compared to Fiscal Year 2008
Commercial Business Unit. As a result of the declines in orders midway through fiscal 2009 in the outdoor advertising niche as described above, net sales in that niche decreased by approximately $15.9 million or 19% as compared to fiscal 2008.  Net sales in our reseller niche, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, decreased approximately $9.4 million or 14%.

The decline in the reseller niche was due to a lower level of large contract business and sales of Galaxy® displays.  We attribute the decline in both areas to the worsening economic conditions and to internal execution issues related to meeting delivery commitments in the first half of fiscal 2009.  We experienced sales decline sequentially for each quarter during fiscal 2009.

The decline in orders was caused by declines in both the reseller and outdoor advertising niches for the same reasons as described above.

Live Events Business Unit. The increase in orders reflects a $45 million contract related to the New Meadowlands Stadium in New Jersey.  We also booked two other large contracts for major league baseball facilities totaling approximately $16 million during the third quarter of fiscal 2009.  This compares to a number of transactions booked in the third quarter of fiscal 2008, each of which exceeded $10 million, primarily in professional baseball facilities.

As we began fiscal 2009, we had expected to see significant order growth in the Live Events business unit as a result of the number of large projects in our pipeline and taking into account our market share. Through the year, we achieved our share of these projects which, along with growth in the number of smaller projects, allowed us to achieve higher than expected net sales growth, partially offsetting the decline in Commercial business unit sales.  As described above, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, during the fourth quarter of fiscal 2009.  Net sales in our sports marketing and mobile and modular portion of this business unit were less than 2% of total net sales and thus were not significant in fiscal 2009 and fiscal 2008.

Schools and Theatres Business Unit. Underlying the lack of order growth overall was an increase of approximately 5% in orders of display systems to smaller colleges and K-12 facilities and a decline of approximately 33% in orders of hoist systems.  We had expected orders to increase by more than 15% for the entire fiscal year for this business unit, but achievement of this growth was adversely affected by shipping delays earlier in fiscal 2009.  Economic conditions also impacted this business unit during this time.

Transportation Business Unit.  The decline in net sales and the increase in orders were due to the timing of deliveries according to customer schedules.  We believe that the increases in orders in this business unit are due, in part, to federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share.

International Business Unit. The increase in net sales was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009, as previously discussed.  We also believe that the second half of fiscal 2009 was adversely impacted by competitive pressures similar to the competitive pressures described above in the Live Events business unit because the competitors tend to overlap.

Backlog
Our backlog at the end of fiscal 2010 was $127 million as compared to $120 million at the end of fiscal 2009.  Overall, the increase in backlog is the result of the increase in orders in the International and Transportation business units in fiscal 2010 as compared to net sales.  Orders in the Transportation business unit outpaced sales by more than $5 million, while orders in the International business unit outpaced net sales by almost $9 million.  These increases were partially offset by declines in backlog in the Live Events business unit.  Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

Gross Profit

	Year Ended (in millions)
	May 1,				May 2,				April 26,
	2010				2009				2008
	Gross Profit	Percent Change		As a Percent of Net Sales	Gross Profit	Percent Change		As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$18,741	(52.4	) %	20.4%	$39,332	(32.4	) %	25.2%	$58,175	32.2%
Live Events	33,702	(58.0)		21.2	80,300	88.0		29.8	42,722	25.3
Schools & Theatre	16,480	1.0		26.2	16,312	(15.1)		24.5	19,215	31.5
Transportation	12,815	61.2		31.7	7,948	(28.7)		23.2	11,149	29.8
International	12,818	11.8		33.1	11,466	(29.8)		21.1	16,329	31.5
	$94,556	(39.1	) %	24.0%	$155,358	5.3%		26.8%	$147,590	29.5%

Fiscal Year 2010 as compared to Fiscal Year 2009
The decrease in gross profit in fiscal 2010 as compared to fiscal 2009 was due to lower net sales.  Gross margin percents on large contracts decreased during fiscal 2010 by approximately 1.2 percentage points over fiscal 2009 as a result of competitive factors.  The largest impact in terms of declines in percentage points was in the Live Events Business unit, where gross profits declined on large contracts by 1.9 percentage points.  Gross profit percents were flat year over year for standard orders.  In fiscal 2010, large contracts comprised approximately 61% of net sales, while standard orders comprised approximately 29%.  Overall contracts and standard orders gross profit percent declined by approximately one percentage point.  Warranty costs declined as a percentage of net sales to 3.5% in fiscal 2010 as opposed to 4.2% in the prior fiscal year.  The costs of excess capacity caused a 1.2 percentage point decline in gross profit.  Other items such as inventory writedowns and other variances comprised the difference.

Included in warranty costs in fiscal 2009 were a number of significant and isolated warranty costs that did not recur in fiscal 2010 that were explained in prior filings.  We continue to be challenged with higher than expected warranty costs, although for fiscal 2010 they declined as a percentage of sales.  During fiscal 2009, we began expending significant effort on developing, and have now brought to market, our new DVX technology.  We believe that this common module platform will help reduce warranty costs as well as increase gross profit percents.

One of the more significant impacts that we are experiencing is the level of fixed costs as a percentage of sales within manufacturing.  Since we believe that in the future our business will rebound and sales will grow, we should gain leverage in gross profit percentage.  As a result, we have not decreased some of the fixed cost infrastructure, as that would significantly impair our ability to respond to rising sales in the future.

Within the Commercial business unit, gross profit percent decreased approximately five percentage points in fiscal 2010 as compared to fiscal 2009 as a result of a decline in margin in all niches.  The majority of the decline was in the billboard niche as a result of competitive factors, higher warranty costs and greater excess capacity in fiscal 2010 as compared to fiscal 2009.

Gross profit percents declined in the Live Events business unit, primarily as a result of the competitive factors and the lower level of sales during the year as described above, which resulted in higher costs of excess capacity.

Gross profit percents in Schools and Theaters increased as a result of improved performance in our hoist business offset partially by a decline in gross profit in our small sports facilities business, which resulted primarily as a result of higher variances.

Gross profit in our Transportation business unit increased as a result of better margin achievement on orders in spite of the competitive factors.

Within the International business unit, gross profit increased as a result of lower warranty costs as a percentage of sales.

It is difficult to project gross profit levels for fiscal 2011 as a result of the uncertainty on the level of sales.  If sales were to remain flat in 2011 as compared to 2010, we believe that gross profits would rise as a result of new product introductions, primarily the DVX technology, and lower warranty costs and inventory write-downs.  If sales were to decline, it may be difficult to prevent gross profit margin percents from declining, depending on the magnitude of the decline in net sales.

Fiscal Year 2009 as compared to Fiscal Year 2008
The increase in gross margin dollars in fiscal 2009 as compared to fiscal 2008 was due to higher net sales.  Gross margin percents on large contracts increased during fiscal 2009 by approximately two percentage points over fiscal 2008 as a result of better margins on PS-X display technology orders, primarily on the large new construction projects.  This increase was more than offset by the costs of excess capacity in the second half of fiscal 2009, higher warranty costs and inventory write-downs, and the reorganization of our field services infrastructure (which offsets an equal decline in selling expense).  These decreases were partially offset by a gain of approximately $1 million on the sale of our building in Tampa, Florida in the first quarter of fiscal 2009.

Warranty costs caused gross profit percentages to decline by more than two percentage points in fiscal 2009 as compared to fiscal 2008.  This decline was due primarily to issues with new product designs and quality.  Increased inventory write-downs resulted from write-downs in Canada related to the plant closure and the write-off of excess inventory.  We also incurred costs during the second quarter of fiscal 2009 to close down our manufacturing operation in Canada.  The reorganization of our field services department adversely impacted gross profit percentages by approximately 0.6 points.  Finally, the higher costs of excess manufacturing capacity resulted from the sharp decline in net sales in the second half of fiscal 2009, making it difficult to adjust costs adequately.  The higher costs of manufacturing infrastructure include additional personnel in quality, manufacturing engineering and inventory management.  These factors, excluding warranty costs, impacted all business units.

Within the Commercial business unit, gross profit percent decreased approximately seven percentage points in fiscal 2009 as compared to fiscal 2008 as a result of a decline in margin in all niches.  The decline resulted from greater costs of excess capacity and lower margins in our Galaxy® display business, which was impacted by the economic conditions and delivery execution, increased competition in the outdoor advertising niche and the factors described above.

The increase in gross profit for our Live Event business unit was primarily the result of higher margins on product sales as mentioned above and was partially offset by higher than expected warranty costs.

The decline in gross profit percentages in our Schools and Theatres business unit resulted from greater variances in manufacturing, the reclassification of our field services infrastructure to cost of goods sold, and lower overall margins on standard products.

The decrease in gross profit percentages in our Transportation business unit was the result of the lower sales level in the last half of the fiscal year, which adversely impacted utilization.

Gross profit in our International business unit declined primarily due to the impact of higher warranty costs.

Operating Expenses

	Year Ended (in millions)
	May 1,				May 2,				April 26,
	2010				2009				2008
	Operating Expense	Percent Change		As a Percent of Sales	Operating Expense	Percent Change		As a Percent of Sales	Operating Expense	As a Percent of Sales
Selling	$54,253	(13.0	) %	13.8%	$62,335	(0.2	) %	10.7%	$62,479	12.5%
General and administrative	25,199	(12.5)		6.4	28,787	10.5		5.0	26,040	5.2
Product design and development	21,920	1.4		5.6	21,619	3.8		3.7	20,828	4.2
Gain on insurance proceeds	(1,496)	100.0		(0.4)	-	-		-	-	-
Goodwill impairment	1,410	100.0		0.4	-	-		-	-	-
	$101,286	(10.2	) %	25.8%	$112,741	3.1%		19.4%	$109,347	21.9%

Fiscal Year 2010 as compared to Fiscal Year 2009
Operating expenses are comprised of selling, general and administrative expenses and product design and development costs.  The changes in the various components of operating expenses are explained below.  As a result of the downturn in orders and net sales that started during the second quarter of fiscal 2009, we began to decrease all types of operating expenses to partially keep pace with the declining net sales. Although we will continue efforts to reduce costs the ultimate level of decreased spending is difficult to estimate, as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and, to date, our approach has been focused on allowing attrition and limited reductions in workforce, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs. In addition, we implemented wage freezes for salaried employees in fiscal 2010 and various other cost reduction initiatives.  Since the first quarter of fiscal 2009, we have reduced operating expenses by over 17%.  During the fourth quarter of fiscal 2010, we reduced the number of our full-time employees by approximately 7%, which provides annual savings in excess of $5 million. Those cost savings are spread among all areas of the company but will impact operating expenses beginning in the first quarter of fiscal 2011.  However, at the current level of sales, we believe that we need to reduce costs further, and we will generally rely on attrition for the first two quarters to reduce personnel costs further.  The first two quarters of the fiscal year are our key selling periods, and, as such, we believe that some stability in the business is important during this time.  If sales do not develop according to plans, we may take further action to reduce costs as we near the third quarter of fiscal 2011.

All areas of operating expenses on a year-to-date basis were impacted because the first quarter of fiscal 2009 included 14 weeks as opposed to the more common 13 weeks of the first quarter of fiscal 2010.

Fiscal Year 2009 as compared to Fiscal Year 2008
The changes in the various components of operating expenses are explained below.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies.

Fiscal Year 2010 as compared to Fiscal Year 2009
Selling expense decreased in fiscal 2010 as compared to fiscal 2009 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $4.4 million, a decrease of $1.6 million in travel and entertainment costs, a $0.7 million decrease in costs of conventions, a $0.7 million decrease in depreciation, and a $0.7 million decrease in bad debt expense.  The decrease in personnel costs is the result of the lower number of employees caused by the reduction efforts explained above.  The decrease in travel and entertainment costs is a reflection of the lower number of employees and the lower level of sales opportunities.  The decrease in costs of conventions is a result of lower number of trade shows attended and decreased costs of those where attendance was appropriate.   Depreciation costs declined as a result of a lower level of demonstration equipment.  The decline in bad debt expense is due to a lower level of credit losses occurring in fiscal 2010 which is difficult to attribute to specific factors.

We are continuing to focus on decreasing our infrastructure costs in light of the level of sales in fiscal 2010.  We are also continuing to focus on other areas of reduction within selling expense and expect that it will decline in fiscal 2011 on a sequential basis.  This expectation is subject to our ability to contain costs, such as bad debt expense and travel and entertainment costs, and achieving additional employee attrition.

Fiscal Year 2009 as compared to Fiscal Year 2008
As described in previous filings, we reorganized our field services organization at the beginning of fiscal 2009 and, as a result, approximately $2.5 million of expenses, primarily personnel costs, incurred in fiscal 2008 that were classified as selling expense were classified in cost of goods sold in fiscal 2009.  Had this change not been made, selling expense as a percentage of net sales would have still declined.  Selling expenses for fiscal 2009 were lower than selling expenses in fiscal 2008 principally because of a decrease in personnel costs, including taxes and benefits of approximately $0.2 million, and a decline of $1.7 million in travel and entertainment costs.  Offsetting these decreases were increases in bad debt expense, which increased approximately $1.9 million; an increase in commissions to third parties, which increased by approximately $0.4 million; and an increase in credit card fees of approximately $0.5 million.  The increase in bad debt expense was the result of a number of isolated product issues and customer issues, although a small portion of the increase could have resulted from the adverse economic conditions.  The increase in commissions is due to the nature of the specific underlying transactions.  Typically, commissions are not a significant factor in our business.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

Fiscal Year 2010 as compared to Fiscal Year 2009
The decrease in general and administrative costs was the result of a decrease of approximately $1.1 million in personnel costs, including benefits and taxes; lower costs related to the hardware and software infrastructure, including depreciation, which decreased $0.3 million; lower professional fees, which decreased by approximately $1.0 million; and lower costs relating to recruiting and other expenses.  The lower level of personnel costs is the result of the reductions in employees described above.  The lower level of professional fees is due to the higher level of litigation and contract negotiation fees in fiscal 2009 representing isolated items.  The lower recruiting fees result from the elimination of new full-time hires in fiscal 2010 as compared to fiscal 2009.  We expect that general and administrative expenses will decrease in fiscal 2011.

Fiscal Year 2009 as compared to Fiscal Year 2008
The increase in general and administrative costs in fiscal 2009 as compared to fiscal 2008 was the result of an increase of approximately $2.0 million in personnel costs, including benefits and taxes to support our planned international and other growth; higher costs related to the hardware and software infrastructure, including depreciation, which increased $1.2 million; and higher professional fees, which consisted primarily of higher legal fees resulting from the higher costs of contract negotiations and litigation, which increased by approximately $0.3 million.  These increases were offset by declines in recruiting costs and other expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs and facilities and equipment-related costs and supplies.

Fiscal Year 2010 as compared to Fiscal Year 2009
Investments in our DVX technology and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continued to drive increases in product design and development expenses in fiscal 2010 as compared to fiscal 2009.  We also invested in other product lines, including our Galaxy® display technology.  Additionally, in fiscal 2010 we invested heavily in initiatives designed to improve manufacturing processes and decrease the cost of our products. We expect that product development will decrease in dollars in fiscal 2011 but will likely exceed our long-term target of approximately 4% of net sales.

Fiscal Year 2009 as compared to Fiscal Year 2008
Investments in our common module platforms and various other initiatives to standardize display components in our line of PS-X, HD-X and PST® video displays and in other display technologies and related items drove increases in product development in fiscal 2009 as compared to fiscal 2008.  We also invested in other product lines in fiscal 2009, including our Galaxy® display technology, Sportsound® systems and control systems.  We developed new products and enhanced existing products, including our Valo™ digital billboards and a wider range of PST® products with more pixel density options.  We also invested heavily in initiatives designed to improve manufacturing processes and decrease the cost of our products.

Gain on insurance proceeds:  During the third quarter of fiscal 2010, we recorded a gain on insurance proceeds of $1.5 million related to the fire at our Star Circuits manufacturing facility as described in Note 14 to the consolidated financial statements.  The proceeds from the insurance company were used to purchase replacement equipment, inventory and supplies, offset the extra expense of outsourcing this manufacturing, and build out the facility to house the operations.

Goodwill Impairment:  During the third quarter of fiscal 2010, we recorded a non-cash impairment charge of $1.4 million related to our Schools and Theaters and International business units.  The charge was approximately $0.7 million for each business unit.  There was no similar impairment expense in prior fiscal years.  The impairment resulted from our analysis of goodwill which factored in the unexpected decline in forecasted discounted cash flows. We attributed the decline to the weaker economic conditions and the continued decline in our stock price.  See Note 4 of the consolidated financial statements for additional information, including estimates and assumptions we used to determine this charge.

Contribution Margin by Segment

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Contribution Margin
Commercial	$5,175	$22,380	$42,084
Live Events	18,320	63,323	23,860
Schools & Theatres	4,423	2,059	4,648
Transportation	9,490	3,630	6,929
International	2,895	1,631	7,594
Segment Contribution Margin	$40,303	$93,023	$85,115

Contribution margin by segment is based on gross profit and selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s performance on a stand-alone basis.  Certain items are allocated based on management’s judgment as to the best methods to achieve company-wide goals.  Therefore, we caution making conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.

Fiscal Year 2010 as compared to Fiscal Year 2009
Within the Commercial business unit and Live Events business unit, contribution margins decreased in fiscal 2010 as compared to fiscal 2009 as a result of lower gross profit percentages on lower sales, as explained above, partially offset by decreased selling expenses as we continued to reduce the infrastructure of the business units in line with the decline in sales.  Selling expenses decreased by approximately 20% in the Commercial business unit and approximately 9% in the Live Events business unit.

Contribution margin increased in the Schools and Theaters business unit in fiscal 2010 as compared to fiscal 2009 as a result of increased gross profit percents offsetting the decrease in net sales, as explained above, combined with a 15% decrease in selling expenses.

The contribution margin in the Transportation business unit increased in fiscal 2010 as compared to fiscal 2009 as a result of increased sales and gross profit percentages as explained above, combined with a 23% decrease in selling expenses.

The increase in contribution margin for the International business unit was a result of increased gross profit percentages on lower sales, which caused an increase in gross profit dollars slightly, which was offset by higher selling costs.

Fiscal Year 2009 as compared to Fiscal Year 2008
Within the Commercial business unit, the contribution margin decreased in fiscal 2009 as compared to fiscal 2008 as a result of lower gross profit margins caused by the excess capacity in the second half of fiscal 2009 and an increase in selling expense.

The contribution margin increased in the Live Events business unit in fiscal 2009 as compared to fiscal 2008 as a result of the increase in net sales described above and the increase in gross profit margins of four percentage points described above.  In addition, selling expenses decreased by approximately $1.9 million in fiscal 2009 as compared to fiscal 2008 in part due to a reassignment of costs to the Schools and Theaters business unit relating to sports marketing activities to reflect the greater emphasis being placed on sports marketing in high schools.

The contribution margin in the Schools and Theatres business unit decreased in fiscal 2009 as compared to fiscal 2008 as a result of  lower gross profit margins caused by higher costs of manufacturing variances offset by lower selling costs as we reallocated personnel at the beginning of fiscal 2009 into costs of goods sold, as described above.

Within the Transportation business unit, contribution margin decreased in fiscal 2009 as compared to fiscal 2008 as a result of a decrease in net sales and a decline in gross profit percentages due to lower contract margins and higher manufacturing variances.

Contribution margin for the International business unit decreased as a result of increased warranty costs and increased selling expenses in an effort to expand the International business unit.

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

Fiscal Year 2010 as compared to Fiscal Year 2009
Interest income decreased 28.6% to $1.5 million for fiscal 2010 as compared to $2.1 million for fiscal 2009.  The decrease was the result of lower interest rates partially offset by higher levels of temporary cash investments.  We expect that the amount of interest income will decrease in fiscal 2011 over fiscal 2010 due to the lower levels of interest-bearing receivables, but that the decrease will be partially offset by the interest income on higher levels of temporary cash investments; however, our business is characterized by a great deal of volatility of working capital components, and therefore cash balances could be lower than expected, leading to lower interest income.

Interest expense remained level at $0.2 million in fiscal 2010 and fiscal 2009.  We do not expect our levels of debt to change materially in fiscal 2011 from fiscal 2010; therefore, interest expense is expected to continue to be insignificant in fiscal 2011.

Fiscal Year 2009 as compared to Fiscal Year 2008
Interest income increased 16.7% to $2.1 million for fiscal 2009 as compared to $1.8 million for fiscal 2008.  The increase was the result of higher levels of temporary cash investments.

Interest expense decreased 85.7% to $0.2 million in fiscal 2009 as compared $1.4 million for fiscal 2008.  The decrease is due to lower average borrowings outstanding during fiscal 2009 as compared to fiscal 2008.

Income Taxes

Fiscal Year 2010 as compared to Fiscal Year 2009
Income taxes decreased to ($1.2) million in fiscal 2010 as compared to $15.1 million in fiscal 2009.  The decrease was attributable primarily to the decrease in income before income taxes and a decrease in the effective tax rate.  The effective tax rate decreased to approximately 14.2% in fiscal 2010 from 36.4% in fiscal 2009.  The decrease in the effective tax rate is attributable to the impact of various items on a pre-tax loss position in fiscal 2010 compared to a pre-tax income position in fiscal 2009.  Items such as stock compensation, for example, impacted the effective rate by almost 14% in fiscal 2010 as compared to 2% in fiscal 2009.  These adjustments to pre-tax income were comparable in both years in the dollar amount of the adjustment, except for research and development tax credits, which decreased by approximately $0.6 million; goodwill impairment, which increased by $0.3 million; and the elimination of the domestic production activities deduction.  The decrease in the research and development tax credit resulted from the elimination of the credit effective January 1, 2010.  Currently, there are efforts underway in Congress to reinstate the credit effective on January 1, 2010.  If that were to occur, we would recognize the benefits of the reinstatement at the time it becomes law.  The goodwill impairment occurred during fiscal 2010, and a portion of the impairment related to non-deductible goodwill.  The elimination of the domestic production activities deduction was the result of the loss during fiscal 2010, as the deduction applies only in cases of current taxable income.

Fiscal Year 2009 as compared to Fiscal Year 2008
Income taxes increased 12.7% to $15.1 million in fiscal 2009 as compared to $13.4 million in fiscal 2008.  The increase was attributable primarily to the increase in income before income taxes and an increase in the effective tax rate.  The effective tax rate increased to 36.4% in fiscal 2009 from 33.8% in fiscal 2008.  The increase in the effective tax rate is attributable to a higher state income tax rate in fiscal 2009 as a result of our business in high tax-rate states, a decline in research and development tax credits as a percentage of net income in fiscal 2009, the benefit of favorable adjustments in our current liabilities in fiscal 2008, and the lower level of income earned in foreign jurisdictions in fiscal 2009 where effective rates are lower than the United States.  During the second quarter of fiscal 2009, Congress passed and the President signed into law a bill that reinstated the research and development tax credit, which had expired as of December 31, 2007.  The reinstatement caused a decline in our domestic effective tax rate.

Fiscal Year 2010 Fourth Quarter Summary

During the fourth quarter of fiscal 2010, net sales decreased 24.0% to $92.0 million as compared to $121.1 million in the fourth quarter of fiscal 2009.  The decrease was primarily due to decreased net sales in the International and Commercial business units, as explained previously.

Gross margin percentage declined to 21.9% in the fourth quarter of fiscal 2010 from 22.8% in the fourth quarter of fiscal 2009.  The decline in gross profit levels was primarily due to the impact of variances in manufacturing which were not materially different in dollar amounts from the fourth quarter of fiscal 2010 to the fourth quarter of fiscal 2009, but as a percent of sales, had an impact on the percentage.  This was partially offset by lower warranty costs as a percent of sales in fiscal 2010 as compared to fiscal 2009.

Selling and general and administrative costs declined by 8.7% in the fourth quarter of fiscal 2010 to $20.0 million as compared to $21.9 million in the fourth quarter of fiscal 2009.  The decline in general and administrative expenses resulted from lower payroll and benefits costs and lower professional fees, as previously explained.  The lower level of selling expenses results from lower payroll and benefits, depreciation, and various marketing costs, as previously described, partially offset by higher commission expense.

Product development costs increased by 17.4% in the fourth quarter of fiscal 2010 to $5.4 million as compared to $4.6 million in the fourth quarter of fiscal 2009.  The increase was the result of an adjustment to professional fees in the fourth quarter of fiscal 2009 which decreased costs, and the mix of where engineers were spending time – customer contracts as opposed to product development.

Net interest income decreased to $0.4 million in the fourth quarter of fiscal 2010 from $0.5 million in the fourth quarter of fiscal 2009.

The effective tax rate for the fourth quarter of fiscal 2010 decreased to 19.0% from 67.6% in the fourth quarter of fiscal 2009.  The decrease was due to the higher losses in foreign jurisdictions in the fourth quarter of fiscal 2009.  The rate in fiscal 2009 was unusually high due to the adjustment of the estimated annual rate in the fourth quarter of fiscal 2009 as compared to the estimated effective tax rate used in the third quarter of fiscal 2009.

Liquidity and Capital Resources

Working capital was $115.6 million at May 1, 2010 compared to $107.4 million at May 2, 2009.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for fiscal 2010 was $43.8 million.  The net loss of $7.0 million plus $21.2 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $22.3 million, the add back of $2.5 million equity in net losses of equity investments, $3.8 million of stock-based compensation, $1.4 million of goodwill impairment, $0.4 million of increased bad debt reserves and various other items offset by the $1.0 million gain on sale of property and equipment, generated the cash provided by operations.

The most significant drivers of the change in net operating assets were the decreases in inventories, accounts receivable, long-term receivables and costs and estimated earnings in excess of billings.  These changes were offset by decreases in income taxes payable, accounts payable, and other accrued expenses and liabilities.  The decrease in inventories and accounts receivables was the result of the lower level of net sales.  Days sales outstanding increased to 48 days as of the end of fiscal 2010 from 38 days as of the end of fiscal 2009.  Days inventory outstanding remained at approximately 43 days at the end of both fiscal years.  Other changes in net operating assets were not significant and generally related to the change in overall business during the year.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $13.1 million in fiscal 2010 included $16.1 million used to purchase property and equipment, $0.4 million of purchased receivables, net, from an affiliate, $0.4 million for a loan to an equity investee and a $0.1 million investment, which was offset by $3.2 million of proceeds from insurance for assets destroyed in a fire, $0.5 million from sale of Ledtronics, our Malaysian affiliate, and $0.2 million proceeds from the sale of property and equipment.  During fiscal 2010, we invested approximately $4.4 million in facilities; approximately $4.9 million in manufacturing equipment; approximately $2.1 million in information systems hardware and software; approximately $2.6 million in demonstration equipment; and approximately $2.1 million in rental equipment.  These investments were made to support sales, in the case of demo and rental equipment, and other areas, primarily for maintaining existing infrastructure rather than for growth needs.  The investment in facilities related to the closing of a transaction we committed to in fiscal 2007 to purchase a building in Brookings, South Dakota.  For fiscal 2010, capital expenditures were 4.1% of net sales.  The purchase of receivables from an affiliate consists of our purchase of receivables from Outcast Media International, Inc. (“Outcast”) to facilitate cash flow from operations of its business.  We intend to continue to limit capital expenditures to primarily maintenance activities in fiscal 2011.

Cash used in financing activities was approximately $3.5 million in fiscal 2010, which included $3.9 million paid to shareholders in the form of a dividend, offset by $0.4 million received for option exercises and $0.1 million in tax benefits from stock-based compensation.

Included in receivables as of May 1, 2010 was approximately $5.0 million of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies.  Product development expenses for fiscal years 2010, 2009 and 2008 were $21.9 million, $21.6 million and $20.8 million, respectively.  We intend to incur expenditures at a rate higher than our long-term targeted level of 4% of net sales in fiscal 2011, although dollars spent may decrease, to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays.  We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank that was amended on November 12, 2009, which provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2010. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA, as defined.   EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.7% at May 1, 2010.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of May 1, 2010, there were no advances under the line of credit.

The credit agreement is unsecured.  In addition to provisions that limit dividends to the current year net profits after tax, the credit agreement also requires us to be in compliance with the following financial ratios:

●	A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year. The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and
●	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We were in compliance with all applicable covenants as of May 1, 2010.  The minimum fixed charge coverage ratio was 5.3 to 1, and the ratio of interest-bearing debt to EBITDA was approximately 0.1 to 1, as of May 1, 2010.

We are sometimes required to obtain performance bonds for display installations.  We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding.  At May 1, 2010, we had approximately $42.3 million of bonded work outstanding against this line.

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

Guarantees include a transaction in connection with the sale of equipment to a financial institution.  Under this transaction, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1.1 million.  We have recognized a guarantee in the amount of $0.2 million under the provisions of ASC 460, Guarantees.  Revenue related to this transaction of $4.8 million was recognized during fiscal 2007.

In connection with our investment in Outcast, we had previously guaranteed its outstanding debt of approximately $3.7 million.  This debt would have matured at various times through calendar year 2012 at which time our guarantee would have expired.  Our obligation was generally limited to 50% of the amounts outstanding, and we had recourse back to Outcast under a reimbursement agreement.  The guarantee was undertaken to support Outcast’s rollout of LCD displays in connection with its core business.  The total amount accrued relating to the guarantee liability under the provisions of ASC 460 was $72 as of May 1, 2010.  In addition to the foregoing, Outcast was obligated to pay us on approximately $1,600 of loans that matured during the third quarter of fiscal 2010.

During the fourth quarter of fiscal 2010, we entered into a binding arrangement which requires us at closing, which occurred in May 2010, to loan our share of the guaranteed amount of the debt of approximately $1.9 million to an investment fund managed by the Chairman of Outcast in exchange for a note.  The proceeds of the note were used to purchase the rights in the debt from the lender.  As further explained in Note 17 to the consolidated financial statements, we also exchanged our secured note for a new note from the investment fund and transferred our equity and convertible debt interests in Outcast into the investment fund.  The senior note and the note resulting from the guarantee mature on the earlier of the receipt of proceeds from other portfolio investments held by the investment fund or December 31, 2010.

The ability of the investment fund to pay these notes is contingent on the sale of some or all of its interests in portfolio companies, including Outcast.  Based on our analysis of the investment fund and Outcast, we have not reserved any amounts against the new notes.

As of May 1, 2010, our debt, lease and purchase obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term marketing obligations
and accrued interest	$891	$290	$594	$7	$-
Operating leases	9,562	3,141	4,559	788	1,074
Unconditional purchase obligations	17,246	14,307	2,939	-	-
Conditional purchase obligations	1,000	-	-	-	1,000
Total	$28,699	$17,738	$8,092	$795	$2,074

Other commercial commitments:
Standby letters of credit	$2,264	$2,198	$66	$-	$-
Guarantees	$4,919	$3,819	$-	$-	1,100

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

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the effective date of ASC 820 was deferred for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of ASC 820 at the beginning of fiscal 2009, and we adopted the remaining parts of ASC 820 at the beginning of fiscal 2010.  The implementation of ASC 820 did not have a material impact on our consolidated financial statements at either date.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted ASC 805 on May 3, 2009, and any acquisitions we make in future periods will be subject to this new accounting guidance.

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

In March 2008, the FASB issued ASC 815, Disclosures aboutDerivative Instruments and Hedging Activities, which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires companies to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements.  We adopted ASC 815 on May 3, 2009.  The adoption of ASC 815 had no effect on our consolidated financial statements.

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

In June 2008, the FASB issued ASC Subtopic 260-10-45, Earnings Per Share – Other Presentation Matters. ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method.  ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of ASC 260-10-45.  We adopted ASC 260-10-45 on May 3, 2009.  Because we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified ASC Subtopic 323-10-65-1, Equity Method Investment Accounting Considerations. ASC 323-10-65-1 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted ASC 323-10-65-1 on May 3, 2009.  The adoption of ASC 323-10-65-1 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified ASC Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable.  Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. ASC 350-30-35-5A is effective for intangible assets acquired for fiscal years beginning after December 15, 2008.  We adopted ASC 350-30-35-5A on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

In May 2008, the FASB issued ASC 470-20, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by ASC 420-20-25-12, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, ASC 420-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 420-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 470-20 on May 3, 2009.  The adoption of ASC 470-20 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three ASC Topics intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  ASC Subtopic 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with ASC Subtopic 820-10-50, Fair Value Measurements. ASC 320, Debt and Equity Securities, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. ASC 320 does not amend existing guidance related to other-than-temporary impairments of equity securities. ASC 825 and 270, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These ASC topics and subtopics are effective for fiscal years and interim periods ending after June 15, 2009.  We adopted these ASC topics and subtopics on May 3, 2009.   The adoption of these ASC topics and subtopics did not have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the impact of ASC 605-25 on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  We adopted ASU 2009-05 on August 30, 2009.  The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820.  ASU 2010-06 adds new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3 fair value measurements. ASU 2010-06 was effective as of January 30, 2010 for our reporting, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which we adopted on May 2, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. The adoption of ASU-2010-06 did not have a material impact on our consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through May 1, 2010, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for fiscal 2010 were approximately 8.2% of net sales, of which a portion was denominated in Canadian dollars, euros, Chinese renminbi, British pounds or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

During fiscal 2010, the United States dollar has been generally weaker throughout the year relative to the currencies of the foreign countries in which we operate, although the fluctuations have not been significant. The overall weakness of the United States dollar had a positive impact on our International business unit’s revenue and net earnings because the foreign denominations translated into more United States dollars. This has also translated to net gains on advances made by us to our foreign subsidiaries.  It is not possible to determine the exact impact of foreign currency exchange rate changes on net sales.  However, if there were to be a 1% additional weakening of the United States dollar as compared to all other currencies, we would gain an additional $0.1 million.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt and long-term accounts receivable. We maintain a blend of both fixed and floating rate debt instruments. As of May 1, 2010, our outstanding debt was less than $0.9 million, substantially all of which was in fixed rate obligations. Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of May 1, 2010. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of May 1, 2010, our outstanding long-term receivables were $19.7 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years (dollars in thousands)
	2011	2012	2013	2014	2015	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$6,232	$3,303	$2,980	$1,683	$1,588	$3,904
Average interest rate	7.6%	8.1%	8.0%	8.2%	8.4%	8.3%
Liabilities:
Long- and short-term debt
Fixed-rate	$28	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$294	$282	$177	$134	$7	$-
Average interest rate	8.7%	8.7%	8.7%	8.9%	8.4%	0.0%

The carrying amounts reported on the balance sheet for long-term receivables and long and short-term debt approximate their fair values.

Approximately $61.1 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of May 1, 2010 and May 2, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 1, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries as of May 1, 2010 and May 2, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 1, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 16, 2010

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS--
(in thousands, except share data)

	May 1,	May 2,
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$63,603	$36,501
Restricted cash	1,264	1,083
Accounts receivable, less allowance for doubtful accounts	45,018	61,412
Inventories	35,673	51,400
Costs and estimated earnings in excess of billings	25,233	27,541
Current maturities of long-term receivables	6,232	7,962
Prepaid expenses and other	5,838	5,587
Deferred income taxes	12,578	15,017
Income tax receivables	7,444	-
Property and equipment available for sale	182	470
Total current assets	203,065	206,973

Property and equipment, net	80,885	89,427
Advertising rights, net	1,348	2,392
Long-term receivables, less current maturities	13,458	15,879
Investments in affiliates	100	2,541
Goodwill	3,323	4,549
Intangible and other assets	3,610	2,804
Deferred income taxes	62	311
	$305,851	$324,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,149	$30,273
Accrued expenses and warranty obligations	33,443	35,548
Current maturities of long-term debt and marketing obligations	322	367
Billings in excess of costs and estimated earnings	13,105	13,769
Customer deposits	9,348	10,007
Deferred revenue (billed or collected)	7,766	6,669
Income taxes payable	361	2,935
Total current liabilities	87,494	99,568

Long-term debt, less current maturities	-	23
Long-term marketing obligations, less current maturities	600	759
Long-term warranty obligations and other payables	4,229	4,805
Deferred income taxes	2,167	4,948
Long-term deferred revenue (billed or collected)	4,308	2,862
Total long-term liabilities	11,304	13,397

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized
120,000,000 shares; 41,063,219 and 40,657,552 shares
issued at May 1, 2010 and May 2, 2009, respectively	29,936	27,872
Additional paid-in capital	17,731	13,898
Retained earnings	159,842	170,705
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(447)	(555)
	207,053	211,911
	$305,851	$324,876

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008

Net sales	$393,185	$580,681	$499,677
Cost of goods sold	298,629	425,323	352,087
Gross profit	94,556	155,358	147,590

Operating expenses:
Selling	54,253	62,335	62,479
General and administrative	25,199	28,787	26,040
Product design and development	21,920	21,619	20,828
Gain on insurance proceeds	(1,496)	-	-
Goodwill impairment	1,410	-	-
	101,286	112,741	109,347
Operating income (loss)	(6,730)	42,617	38,243

Nonoperating income (expense):
Interest income	1,514	2,068	1,757
Interest expense	(170)	(244)	(1,423)
Other income (expense), net	(2,756)	(2,888)	1,049

Income (loss) before income taxes	(8,142)	41,553	39,626
Income tax expense (benefit)	(1,153)	15,125	13,413
Net income (loss)	$(6,989)	$26,428	$26,213

Weighted average shares outstanding:
Basic	40,908	40,537	39,918
Diluted	40,908	41,152	41,337

Earnings (loss) per share:
Basic	$(0.17)	$0.65	$0.66
Diluted	$(0.17)	$0.64	$0.63

Cash dividend paid per share	$0.095	$0.09	$0.07

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, April 28, 2007	$21,954	$7,431	$124,469	$(9)	$(137)	$153,708
Net income	-	-	26,213	-	-	26,213
Foreign currency translation
adjustment	-	-	-	-	(549)	(549)
Comprehensive income						25,664
Tax benefits related to
exercise of stock options	-	339	-	-	-	339
Share-based compensation	-	2,628	-	-	-	2,628
Exercise of stock options	2,335	-	-	-	-	2,335
Employee savings plan
activity	1,349	-	-	-	-	1,349
Dividends paid	-	-	(2,770)	-	-	(2,770)
Balance, April 26, 2008	25,638	10,398	147,912	(9)	(686)	183,253
Net income	-	-	26,428	-	-	26,428
Foreign currency translation
adjustment	-	-	-	-	131	131
Comprehensive income						26,559
Tax benefits related to
exercise of stock options	-	346	-	-	-	346
Share-based compensation	-	3,154	-	-	-	3,154
Exercise of stock options	630	-	-	-	-	630
Employee savings plan
activity	1,604	-	-	-	-	1,604
Dividends paid	-	-	(3,635)	-	-	(3,635)
Balance, May 2, 2009	27,872	13,898	170,705	(9)	(555)	211,911
Net loss	-	-	(6,989)	-	-	(6,989)
Foreign currency translation
adjustment	-	-	-	-	108	108
Comprehensive loss						(6,881)
Tax benefits related to
exercise of stock options	-	71	-	-	-	71
Share-based compensation	-	3,762	-	-	-	3,762
Exercise of stock options	365	-	-	-	-	365
Employee savings plan
activity	1,699	-	-	-	-	1,699
Dividends paid	-	-	(3,874)	-	-	(3,874)
Balance, May 1, 2010	$29,936	$17,731	$159,842	$(9)	$(447)	$207,053

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,989)	$26,428	$26,213
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,945	24,133	20,806
Amortization	315	315	315
Gain on sale of equity investments	230	-	(2,878)
Gain on sale of property and equipment	(982)	(862)	(7)
Stock-based compensation	3,762	3,154	2,628
Equity in losses of affiliates	2,535	2,404	2,402
Goodwill impairment	1,410	-	-
Provision for doubtful accounts	421	419	145
Deferred income taxes, net	(95)	(4,326)	(785)
Change in operating assets and liabilities	21,232	(2,934)	10,994
Net cash provided by operating activities	43,784	48,731	59,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,121)	(22,888)	(33,916)
Cash consideration paid for equity method investments	-	-	(750)
Loans to equity investees, net	(370)	(665)	-
Purchase of equity investment	(100)	-	-
Purchases of receivables from equity investee, net	(437)	-	-
Proceeds from insurance recoveries of
property and equipment	3,213	-	-
Proceeds from sale of equity method investments	535	-	7,000
Proceeds from sale of property and equipment	181	4,667	523
Net cash used in investing activities	(13,099)	(18,886)	(27,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	-	-	(24,615)
Proceeds from exercise of stock options	365	630	2,335
Excess tax benefits from stock-based compensation	71	345	339
Principal payments on long-term debt	(27)	(546)	(563)
Dividend paid	(3,874)	(3,635)	(2,770)
Net cash provided by (used in) financing activities	(3,465)	(3,206)	(25,274)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(118)	537	(681)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,102	27,176	6,735

CASH AND CASH EQUIVALENTS:
Beginning	36,501	9,325	2,590
Ending	$63,603	$36,501	$9,325

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

Fiscal year:  We operate on a 52 to 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The years ended May 1, 2010, May 2, 2009 and April 26, 2008 consisted of 52, 53 and 52 weeks, respectively.

Principles of consolidation:  The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries – Daktronics France SARL, Daktronics Shanghai, Ltd., Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing; Daktronics Australia Pty Ltd; Daktronics FZE; and Daktronics Installation.  Intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates over which we have significant influence are accounted for by the equity method. Investments in affiliates over which we do not have the ability to exert significant influence over the investees operating and financing activities are accounted for under the cost method of accounting.  We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our consolidated financial statements. The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to.  At such time the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation.  Our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statements of operations.

We have a variable interest in Outcast Media International, Inc. (“Outcast”). Outcast operates the largest pumptop display network in the United States.  The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our analysis included reviewing the amount of financial support, equity risk, and board influence.  Our interest in Outcast consists of a 37% equity interest, a secure note of approximately $1.1 million and convertible debt of approximately $0.5 million. At the end of fiscal 2010, as described in Note 17, we agreed to exchange our remaining debt and equity interests in Outcast for a note from a third party and an interest in an investment fund.  Prior to the forgoing agreement, our maximum exposure to loss related to Outcast was approximately $3.2 million which transferred to this third party.  During fiscal 2010, we had written down our equity investment to zero and began writing down the convertible note based on our ownership level of the convertible debt compared to all outstanding convertible debt of Outcast.  This level of ownership is 10% and has been written down to zero.  We also began writing down our $1.0 million loan based on the percentage of ownership in its senior debt compared to all senior debt.  Other activity with Outcast is described in Note 16.

The aggregate amount of investments accounted for under the cost method is $100 at May 1, 2010.  The fair value of these investment has not been estimated as there have not been any identified events or changes in circumstances that may have a significant adverse effect on its fair value and it is not practical to estimate its fair value.

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

Reclassifications: Certain reclassifications have been made to the fiscal 2009 consolidated financial statements to conform to the presentation used in the fiscal 2010 consolidated financial statements.  These reclassifications had no affect on shareholders’ equity or net income as previously reported.  We reclassified certain maintenance agreements from deferred revenue (billed or collected) to long-term deferred revenue (billed or collected) and reclassified amounts between net sales and cost of goods sold.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily of government repurchase agreements, savings accounts and money market accounts, and they are carried at cost that approximates fair value. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Restricted Cash: Restricted cash consists of deposits to secure bank guarantees issued by our Chinese subsidiary.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Market is determined on the basis of estimated net realizable values.

Revenue recognition:  Net sales are reported net of estimated sales returns and exclude sales taxes. We estimate our sales returns reserve based on historical return rates and analysis of specific accounts. Our sales returns reserve was $39 and $16 at May 1, 2010 and May 2, 2009, respectively.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC 605-25, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and, if, we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

If we cannot account for the items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting, generally resulting in a delay in the recognition of revenue for the delivered item(s) until we have provided the undelivered item(s) or service(s) to the customer unless doing so would be inappropriate when one deliverable included in the arrangement clearly comprises the overwhelming majority of the value of the arrangement.  In these cases, based on the facts and circumstances of the arrangement, we may recognize revenue based on the recognition criteria otherwise applicable to the predominant deliverable.

Construction-type contracts: Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total costs for each contract.  Operating expenses are charged to operations as incurred and are not allocated to contract costs.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and estimable.

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

The cost of advertising rights, net of amortization, was $1,348 as of May 1, 2010 and $2,392 as of May 2, 2009.

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

Software:  We typically sell our proprietary software bundled with our video displays and certain other products, but we also sell our software separately.  Pursuant to ASC 985-605, Software Revenue Recognition, revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, and collection is probable.  For sales of software included in construction-type contracts, the revenue is recognized under the percentage-of-completion method starting when all of these criteria have been met.

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services which are not included in construction-type contracts approximated 9.4%, 5.8% and 5.5% of net sales for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008, respectively.

Rentals:  We rent display equipment to our customers under short-term rental agreements, generally for periods no longer than 12 months.  Revenues generated by us for equipment rentals are recognized on a straight line basis over the period of the rental agreement.

Derivatives: We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in a currency other than the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  ASC 815, Derivatives and Hedging, as amended, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings.  If a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales over the next year, we have instituted a foreign currency cash flow hedging program which requires us to hedge currency risk whenever funds are expected to be converted to U.S. dollars.  Actual forward contracts that satisfy this requirement occur infrequently.  We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is partially offset by gains in the value of the forward contracts designated as hedges.  Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is partially offset by losses in the value of the forward contracts.

There were no derivatives outstanding as of May 1, 2010 or May 2, 2009, nor were there any hedging activities which occurred during fiscal 2010.

Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Equipment held for rental	2 - 7
Purchased and internally developed software	3 - 5
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $21,945, $24,133 and $20,806 for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008, respectively.

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

Recent changes in our business, such as the decline in orders, the losses in the third quarter of fiscal 2010 and the impairment of goodwill, among other things, were an indicator of impairment for our business units.  As a result, we tested our long-lived assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment, by comparing the undiscounted cash flows expected from the use and eventual disposition of the assets to the carrying amount of the assets.  We grouped the assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other assets and liabilities.  Based on this analysis, the undiscounted cash flows significantly exceeded the carrying amount of the long-lived assets, and therefore it was determined that there was no impairment.  If actual results in the future are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future losses that could be material.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Software Costs:  We capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in Property and Equipment on our consolidated balance sheets.  Software costs that do not meet capitalization criteria are expensed immediately.

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,726 and $2,506 at May 1, 2010 and May 2, 2009, respectively, and is included in Accrued Expenses and Warranty Obligations in our consolidated balance sheets.

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

Income taxes:  We account for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. ASC 740 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Tax rate changes are reflected in income during the period such changes are enacted.  We currently benefit from a tax holiday in China that will expire in fiscal 2012.  In fiscal 2008 and 2009, we realized a benefit of approximately $200 or approximately $0.005 per share and $97 or approximately $0.002 per share, respectively, due to the tax holiday.  We are unable to predict how the expiration of the tax holiday will impact us in the future.

Comprehensive income (loss):  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income (loss) adjusted for foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income (loss) in the consolidated statement of shareholders’ equity.

Product design and development:  All expenses related to product design and development are charged to operations as incurred. Our product development activities include the enhancement of existing products and the development of new products.

Advertising costs:  We expense advertising costs as incurred. Advertising expenses for fiscal 2010 were $1,215 and $1,626 for fiscal years 2009 and 2008.

Shipping and handling costs: Shipping and handling costs that are collected from our customers in connection with our sales are recorded as revenue.  We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Earnings (loss) per share (EPS):  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

The following is a reconciliation of the income (loss) and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008:

	Net Income (loss)	Shares	Per Share Income (Loss)
For the year ended May 1, 2010:
Basic loss per share	$(6,989)	40,908	$(0.17)
Dilution associated with stock compensation plans	-	-	-
Diluted loss per share	$(6,989)	40,908	$(0.17)

For the year ended May 2, 2009:
Basic earnings per share	$26,428	40,537	$0.65
Dilution associated with stock compensation plans	-	615	(0.01)
Diluted earnings per share	$26,428	41,152	$0.64

For the year ended April 26, 2008:
Basic earnings per share	$26,213	39,918	$0.66
Dilution associated with stock compensation plans	-	1,419	(0.03)
Diluted earnings per share	$26,213	41,337	$0.63

Options outstanding to purchase 2,658 shares of common stock with a weighted average exercise price of $14.14 during the fiscal year ended May 1, 2010 were not included in the computation of diluted earnings per share because the loss recorded for the periods makes the options anti-dilutive.

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

Share-based compensation:  Effective April 30, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, ASC 718, Compensation-Stock Compensation. We elected the modified-prospective method of ASC 718, under which prior periods are not retroactively revised. Under the fair value recognition provisions of ASC 718, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. The valuation provisions of ASC 718 apply to awards granted after the April 30, 2006 effective date. Stock-based compensation expense for awards granted prior to the effective date but that remained unvested on the effective date are being recognized over the remaining service period using the compensation cost estimated for the ASC 718 pro forma disclosures. See Note 9 for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

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

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, is effective for fiscal years beginning after November 15, 2007.  In February 2008, the effective date of ASC 820 was deferred for one year for certain nonfinancial assets and nonfinancial liabilities.  Accordingly, we adopted certain parts of ASC 820 at the beginning of fiscal 2009, and we adopted the remaining parts of ASC 820 at the beginning of fiscal 2010.  The implementation of ASC 820 did not have a material impact on our consolidated financial statements at either date.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted ASC 805 on May 3, 2009, and any acquisitions we make in future periods will be subject to this new accounting guidance.

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

In March 2008, the FASB issued ASC 815, Disclosures aboutDerivative Instruments and Hedging Activities, which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires companies to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements.  We adopted ASC 815 on May 3, 2009.  The adoption of ASC 815 had no effect on our consolidated financial statements.

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

In June 2008, the FASB issued ASC Subtopic 260-10-45, Earnings Per Share – Other Presentation Matters. ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method.  ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of ASC 260-10-45.  We adopted ASC 260-10-45 on May 3, 2009.  Because we do not have any share-based payments that would be considered to be participating securities under these provisions, the implementation will not have any impact on our computation of EPS unless we issue such securities in the future.

In November 2008, the FASB ratified ASC Subtopic 323-10-65-1, Equity Method Investment Accounting Considerations. ASC 323-10-65-1 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted ASC 323-10-65-1 on May 3, 2009.  The adoption of ASC 323-10-65-1 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified ASC Subtopic 350-30-35-5A, Accounting for Defensive Intangible Assets. ASC 350-30-35-5A applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. ASC 350-30-35-5A requires an entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable.  Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. ASC 350-30-35-5A is effective for intangible assets acquired for fiscal years beginning after December 15, 2008.  We adopted ASC 350-30-35-5A on May 3, 2009, and any intangible asset acquired after that date will be subject to this new accounting guidance.

In May 2008, the FASB issued ASC 470-20, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by ASC 420-20-25-12, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, ASC 420-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 420-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 470-20 on May 3, 2009.  The adoption of ASC 470-20 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three ASC Topics intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  ASC Subtopic 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with ASC Subtopic 820-10-50, Fair Value Measurements. ASC 320, Debt and Equity Securities, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. ASC 320 does not amend existing guidance related to other-than-temporary impairments of equity securities. ASC 825 and 270, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These ASC topics and subtopics are effective for fiscal years and interim periods ending after June 15, 2009.  We adopted these ASC topics and subtopics on May 3, 2009.   The adoption of these ASC topics and subtopics did not have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the impact of ASC 605-25 on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  We adopted ASU 2009-05 on August 30, 2009.  The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820.  ASU 2010-06 adds new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3 fair value measurements. ASU 2010-06 was effective as of January 30, 2010 for our reporting, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which we adopted on May 2, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. The adoption of ASU-2010-06 did not have a material impact on our consolidated financial statements.

Note 2.  Segment Reporting

We organized our business into five business units which meet the definition of reportable segments under ASC 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment.

Our Commercial segment consists primarily of sales of our PS-X, HD-X, Galaxy® and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers and quick-serve restaurants, casinos and petroleum retailers. Our Live Events segment consists primarily of sales of integrated scoring and video display systems to college and professional sports facilities and sales of our mobile PST display technology to video rental organizations and other live events type venues. Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® and PS-X display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications. Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers. Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on direct hours, square footage and other various financial measures.  Beginning in fiscal 2010, we ceased the allocation of general and administrative and product development expenses to reflect our management approach to these costs.  Fiscal 2008 and 2009 segment results have been retroactively adjusted to conform to these changes.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Net sales
Commercial	$91,860	$155,851	$180,938
Live Events	159,229	269,650	168,640
Schools & Theatres	62,878	66,444	60,919
Transportation	40,481	34,289	37,355
International	38,737	54,447	51,825
Net Sales	393,185	580,681	499,677

Contribution margin
Commercial	$5,175	$22,380	$42,084
Live Events	18,320	63,323	23,860
Schools & Theatres	4,423	2,059	4,648
Transportation	9,490	3,630	6,929
International	2,895	1,631	7,594
Total contribution margin	40,303	93,023	85,115

Non-allocated operating expenses
General & administrative	25,199	28,787	26,044
Product development	21,920	21,619	20,828
Gain on insurance proceeds	(1,496)	-	-
Goodwill impairment	1,410	-	-
Operating income (loss)	(6,730)	42,617	38,243

Nonoperating income (expense):
Interest income	1,514	2,068	1,757
Interest expense	(170)	(244)	(1,423)
Other income (expense), net	(2,756)	(2,888)	1,049

Income (loss) before income taxes	(8,142)	41,553	39,626
Income tax expense (benefit)	(1,153)	15,125	13,413
Net income (loss)	$(6,989)	$26,428	$26,213

Depreciation and amortization
Commercial	$7,119	$7,938	$6,439
Live Events	7,477	8,663	7,897
Schools & Theatres	2,823	3,474	3,026
Transportation	1,745	1,990	1,683
International	1,010	692	674
Unallocated corporate depreciation	2,086	1,691	1,402
	$22,260	$24,448	$21,121

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	United States	Other areas	Total
Net sales for the fiscal year ended:
May 1, 2010	$347,787	$45,398	$393,185
May 2, 2009	512,529	68,152	580,681
April 26, 2008	435,697	63,980	499,677

Long-lived assets as of
May 1, 2010	$78,465	$2,420	$80,885
May 2, 2009	88,302	1,125	89,427
April 26, 2008	95,463	2,060	97,523

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 3.  Acquisitions

During the first quarter of fiscal 2007, we acquired a 50% equity interest in Arena Media Networks LLC (“AMN”), a company that owns and operates the nation’s largest network of digital flat-panel displays in stadiums and arenas across the U.S.  We paid approximately $6,000 for the investment.  In the third quarter of fiscal 2008, we sold 90% of our interest for cash and recognized a gain of $2,878.  We retain a 5% equity interest in AMN, which we have written down to zero as a result of AMN filing for bankruptcy and selling its assets.  From the date of acquisition through the date of sale, we accounted for our share of the net losses of AMN under the equity method of accounting.  Since the date of the sale, we account for our interest on a cost basis.

During the second quarter of fiscal 2007, we acquired a 50% interest in Outcast, the largest pump-top display network in the nation.  We paid approximately $4,000 for the investment in fiscal 2007.  During fiscal 2009, we converted approximately $1,900 of receivables into equity and invested an additional $500 in convertible debt.  We accounted for this investment under the equity method of accounting.

Note 4.  Long Lived Assets

Goodwill and other intangible assets: We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or a decline in value may have occurred.  In conducting our impairment testing, we compare the fair value of each of our business units (reporting unit) to the related carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.  We conduct our impairment testing as of the first business day of the third quarter each year.

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe that it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows which are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends that occur in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics.  Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.   The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that long-term receivables will decrease as we grow.  We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover.  These assumptions could deviate materially from actual results.

We performed an analysis of goodwill as of the first business day of our third quarter in fiscal 2010.  In addition, due to revisions in our forward-looking 12-month forecast during the month of January 2010 resulting from lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units, and the decline in our stock price, we believed that an additional goodwill impairment test was required as of January 31, 2010.  Based on our test during the third quarter of fiscal 2010, we determined on a preliminary basis that the goodwill associated with the Schools and Theatres business unit, totaling $685, was fully impaired and that the goodwill associated with our International business unit of $725 was fully impaired.  We completed the evaluation during the fourth quarter of fiscal 2010 which confirmed our preliminary estimates of the impairment.  The impaired goodwill was related primarily to the acquisition of Hoffend and Sons and allocated to all business units and the purchase of European Timing Systems, which was allocated to the International business unit.

Goodwill was $3,323 at May 1, 2010, and $4,549 at May 2, 2009.  Of the total of goodwill as of May 1, 2010, $2,388 related to the Live Events business unit, $716 related to the Commercial business unit and $158 related to the Transportation business unit.  Goodwill increased $61 during fiscal 2010 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.  After recognition of the impairment losses in the third quarter the fair value, carrying value after impairment, and the percentage in excess of carrying value of each business unit as of May 1, 2010 was as follows:

	Estimated Fair Value	Carrying Value	Percentage of Fair Value in Excess of Carrying Value
Live Events	187,000	92,024	51%
Commercial	121,000	45,985	62%
Transportation	66,000	26,183	60%

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in the fair values of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  Since the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may offset the benefits of the foregoing efforts and lead to an impairment.  Notwithstanding the foregoing, events could cause an impairment in goodwill in other business units if the trend of orders and sales worsens and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.

As required by ASC 350, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.  Estimated amortization expense based on intangibles as of May 1, 2010 is $288, $245, $228, $228, and $228 for the fiscal years ending 2011, 2012, 2013, 2014 and 2015, respectively, and $324 thereafter.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of May 1, 2010:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$818	$1,464
Non-compete agreements	348	279	69
Registered trademarks	401	-	401
Other	87	79	8
	$3,118	$1,176	$1,942

Impairment of long-lived assets:  We recorded a pre-tax asset impairment charge of $861 and $203 for the fiscal years ended May 1, 2010 and May 2, 2009, respectively.  The impairment charges related to technology changes in our demonstration equipment and tooling equipment.  Impairment charges are included in depreciation expense.

As of May 1, 2010, $182, consisting primarily of demonstration equipment, was classified as property and equipment available for sale and was recognized on the balance sheet at the lower of carrying value or fair value less costs to sell.  We expect to sell this equipment in fiscal 2011.

Note 5.  Selected Financial Statement Data

Inventories consist of the following:

	May 1,	May 2,
	2010	2009
Raw materials	$13,396	$20,644
Work-in-process	4,785	7,561
Finished goods	16,077	23,195
Finished goods subject to deferred
revenue arrangements	1,415	-
	$35,673	$51,400

Inventories are reported net of the allowance for excess and obsolete inventory of $3,414 and $4,654 as of May 1, 2010 and May 2, 2009, respectively.

Property and equipment consist of the following:

	May 1,	May 2,
	2010	2009
Land	$1,471	$1,204
Buildings	55,353	50,810
Machinery and equipment	54,058	50,013
Office furniture and equipment	53,831	52,369
Equipment held for rent	1,630	2,423
Demonstration equipment	8,969	8,021
Transportation equipment	4,256	5,115
	179,568	169,955
Less accumulated depreciation	98,683	80,528
	$80,885	$89,427

Accrued expenses consist of the following:

	May 1,	May 2,
	2010	2009
Product warranties	$15,540	$16,239
Compensation	9,947	11,615
Taxes, other than income taxes	2,791	2,566
Other	5,165	5,128
	$33,443	$35,548

Other income (expense), net consists of the following:

	May 1,	May 2,	April 26,
	2010	2009	2008
Foreign currency transaction income (losses)	$(81)	$(421)	$715
Equity in losses of affiliates	(2,535)	(2,502)	(2,402)
Gain on sale of equity investments	-	-	2,878
Other	(140)	35	(142)
	$(2,756)	$(2,888)	$1,049

Note 6.  Uncompleted Contracts

Uncompleted contracts consist of the following:

	May 1,	May 2,
	2010	2009
Costs incurred	$229,582	$264,387
Estimated earnings	90,225	107,216
	319,807	371,603
Less billings to date	307,679	357,831
	$12,128	$13,772

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	May 1,	May 2,
	2010	2009
Costs and estimated earnings in excess of billing	$25,233	$27,541
Billings in excess of costs and estimated earnings	(13,105)	(13,769)
	$12,128	$13,772

Note 7.  Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,585 and $2,164 at May 1, 2010 and May 2, 2009, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  Long-term contract and lease receivables, including accrued interest and current maturities, were $19,690 and $23,841 as of May 1, 2010 and May 2, 2009, respectively.  Contract and lease receivables bearing annual interest rates of 5.0% to 13.5% are due in varying annual installments through April 2017.  The face amount of long-term receivables was $23,950 as of May 1, 2010 and $29,151 as of May 2, 2009. Included in accounts receivable as of May 1, 2010 was $5,006 of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 8.  Financing Agreements

We have a credit agreement with a bank that was amended on November 12, 2009, which provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2010. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA, as defined.   EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.7% at May 1, 2010.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of May 1, 2010, there were no advances under the line of credit.

The credit agreement is unsecured.  In addition to provisions that limit dividends to the current year net profits after tax, the credit agreement also requires us to be in compliance with the following financial ratios:

●	A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year. The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and
●	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We were in compliance with all applicable covenants as of May 1, 2010.  The minimum fixed charge coverage ratio was 5.3 to 1, and the ratio of interest-bearing debt to EBITDA was approximately 0.1 to 1, as of May 1, 2010.

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

During fiscal 2009, we declared a dividend of one common share purchase right for each outstanding share of our common stock.  The dividend was issued on November 19, 2008 to the stockholders of record on such date.  Each right entitles the registered holder to purchase from us one one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15% or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common shares.  The rights expire on November 19, 2018, which date may be extended by our Board subject to certain additional conditions.

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), and the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to directors prior to fiscal 2010 vest over three years and options granted in fiscal 2010 vest in one year.  The restricted stock granted to the Board of Directors vests in one year, provided that they remain on the Board. As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000 shares.  At May 1, 2010, there were 2,479 shares available for grants under the 2007 Plan.  As of their date of termination, the total number of shares reserved under the 2001 Plans and 1993 Plans were 3,200 and 6,080 shares, respectively.  Although the 2001 Plans and 1993 Plans remain in effect for options outstanding, no new options can be granted under these plans.

A summary of the status of the plans at the end of fiscal years 2010, 2009 and 2008 and changes during the fiscal years then ended follows:

	Year Ended
	May 1, 2010		May 2, 2009		April 26, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Stock	Price	Stock	Price	Stock	Price
	Options	per Share	Options	per Share	Options	per Share
Outstanding at beginning of year	3,019	$13.28	2,753	$13.42	3,090	$10.13
Granted	413	8.63	471	9.08	410	20.41
Cancelled or forfeited	(95)	11.55	(28)	17.76	(31)	14.19
Exercised	(148)	3.17	(177)	3.57	(716)	3.26
Outstanding at end of year	3,189	13.20	3,019	13.28	2,753	13.42

Options for 2,009, 1,825 and 1,633 shares were exercisable at May 1, 2010, May 2, 2009 and April 26, 2008, respectively. The weighted average fair value of options granted were $3.73, $3.27 and $7.55 for the years ended May 1, 2010, May 2, 2009 and April 26, 2008, respectively.

Restricted stock: Under the 2007 Plan, we awarded 4.5 and 14.5 shares of restricted stock to non-employee directors elected at the 2008 and 2009 Annual Shareholders Meeting, respectively. In August 2009, we awarded 107.1 shares of restricted stock units to employees.  For the non-employee director awards, we assumed an average annual forfeiture rate of 0% when calculating the number of shares expected to vest based on the relatively short vesting period and the term of the director.  Unrecognized compensation expense related to the restricted stock grants was approximately $781 at May 1, 2010, which is expected to be recognized over a weighted average period of 4.1 years.  For employee grants of restricted stock, we assumed range of forfeiture rates of 5.3% to 7.8%.

A summary of nonvested restricted shares and restricted share units for the year ended May 1, 2010 is as follows:

	Year Ended
	May 1, 2010		May 2, 2009
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
	Nonvested	Date Fair	Nonvested	Date Fair
	Shares	Value	Shares	Value
Outstanding at beginning of year	4	$17.82	1.6	$25.13
Granted	122	8.21	4.5	17.82
Vested	(4)	17.82	(1.6)	23.13
Forfeited	(1)	8.20	-	-
Outstanding at end of year	121	8.21	4.5	17.82

Employee Stock Purchase Plan:  We also have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period.  Common stock reserved for future employee purchases under the ESPP totaled 265 shares at May 1, 2010. The total number of shares reserved under this plan is 1,000.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.  Common stock issued under the ESPP totaled approximately 243 shares in fiscal 2010, 160 shares in fiscal 2009 and 70 shares in fiscal 2008.

Share-based Compensation Expense:  A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with ASC 718 for the fiscal years ended May 1, 2010 and May 2, 2009 is as follows:

	Year Ended
	May 1,	May 2,
	2010	2009
Cost of sales	$532	$277
Selling	1,207	1,103
General and administrative	1,333	799
Product development and design	690	473
	$3,762	$2,652

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

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with ASC 718 and SAB No. 107, Share Based Payments. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

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

Forfeitures. ASC 718 requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

We used the following assumptions to estimate the fair value of options granted:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Dividend yield	0.51%-0.56%	0.31% - 0.36%	0.25%
Expected volatility	47%-49%	42% - 46%	40%
Risk-free interest rate	2.1%-2.5%	1.5% - 3.0%	3.7% - 4.4%
Expected life of option	5.1-5.5 years	5 - 5.5 years	5 years

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

Share-Based Compensation Expense and Stock Option Activity.  We recorded $3,762 in share-based compensation expense, which consists of $3,090 for stock options, $471 for our ESPP and $201 for our restricted stock for the fiscal year ended May 1, 2010.  As of May 1, 2010, there was $6,125 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.2 years.

During the fiscal year ended May 1, 2010, we granted options to purchase 26 shares of our common stock to non-employee directors under the 2007 Plan, which had a fair value of $92; granted options to purchase 388 shares of our common stock to employees under the 2007 Plan, which had a fair value of $1,450; granted 14 shares of restricted stock to outside directors under the 2007 Plan, which had a fair value of $120; and granted 107 shares of restricted stock to employees under the 2007 Plan, which had a fair value of $878.

A summary of stock option activity under all stock option plans during the fiscal year ended May 1, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Stock	Average Exercise	Contractual	Aggregate
	Options	Price per Share	Life (Years)	Intrinsic Value
Outstanding at May 2, 2009	3,019	$13.28	5.81	$3,581
Granted	413	8.63	9.39	-
Cancelled or forfeited	(95)	11.55	-	-
Exercised	(148)	3.17	-	(897)
Outstanding at May 1, 2010	3,189	13.20	5.63	2,000
Shares vested and expected to vest	3,044	13.12	5.55	1,997
Exercisable at May 1, 2009	2,009	12.78	4.13	1,971

We define in-the-money options at May 1, 2010 as options that had exercise prices that were lower than the $8.37 per share market price of our common stock at that date. The aggregate intrinsic value of options outstanding at May 1, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. There were in-the-money options to purchase 615 shares exercisable at May 1, 2010.

We received $365 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 1, 2010. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $71 for the same period.

Note 10.  Employee Benefit Plans

We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us equal to 25% (50% prior to August 1, 2010) of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year.  We contributed $937, $1,787 and $1,877 to the plan for fiscal years 2010, 2009 and 2008, respectively.

We have unfunded deferred compensation agreements with certain officers and a founding director wherein each year interest is credited to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year.  Total amounts accrued for these plans as of May 1, 2010 and May 2, 2009 were $655 and $641, respectively.  Contributions for each of the fiscal years 2010, 2009 and 2008 were $23, $23 and $25, respectively.  The amounts accrued under the plans are not funded and are subject to the claims of the participants’ creditors.  Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11.  Income Taxes

We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, on April 29, 2007.  ASC 740-10 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, April 29, 2007, there was not a material effect on our consolidated financial statements or retained earnings as a result of the implementation of ASC 740-10, and we did not have a material adjustment in the liability for unrecognized income tax benefits or related effect to our effective tax rate.  As of May 1, 2010, we did not have any material unrecognized tax benefits.

To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We recorded $84 in interest and penalties during the year ended May 1, 2010 and had $7 accrued interest and penalties as of that date.  We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions. As a result of the completion of IRS exams on prior years and statues of limitations, fiscal years  2007, 2008 and 2009 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2004.

Income tax expense (benefit) consists of the following:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Current
Federal	$(1,364)	$16,787	$13,169
State	145	2,461	944
Foreign	(43)	211	18
Deferred taxes	109	(4,334)	(718)
	$(1,153)	$15,125	$13,413

The components of the net deferred tax asset are as follows:

	May 1,	May 2,	April 26,
	2010	2009	2008
Deferred taxes assets:
Warranty reserves	$10,025	$11,099	$7,331
Vacation accrual	1,570	1,683	1,394
Net losses on equity investments	3,095	2,056	1,202
Reserves for excess and obsolete inventory	1,297	1,843	1,145
Equity compensation	486	344	501
Allowance for doubtful accounts	401	623	560
Inventory capitalization	478	485	480
Accrued compensation and benefits	753	743	1,298
Amortization of intangible assets	125	-	-
Net operating loss carry forwards	59	308	73
Other	174	109	-
	18,463	19,293	13,984
Deferred tax liabilities:
Property and equipment	(7,368)	(8,391)	(5,947)
Prepaid expense	(543)	(493)	(1,537)
Other	(79)	(29)	(447)
	(7,990)	(8,913)	(7,931)
	$10,473	$10,380	$6,053

We have not recorded any valuation allowance for our deferred tax assets as of May 1, 2010 or May 2, 2009, as we believe that our deferred tax assets will be fully realized based upon our estimates of future taxable income.

The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	May 1,	May 2,	April 26,
	2010	2009	2008
Current assets	$12,578	$15,017	$9,517
Noncurrent assets	62	311	143
Noncurrent liabilities	2,167	4,948	3,607
	$10,473	$10,380	$6,053

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Computed income tax expense (benefit) at
federal statutory rate	$(2,849)	$14,553	$13,325
State taxes, net federal benefit	263	1,292	1,091
Research and development tax credit	(689)	(1,289)	(776)
Meals and entertainment	272	357	386
Stock compensation	1,134	977	928
Goodwill impairment	305	-	-
Domestic production activities deduction	-	(901)	(890)
Other, net	411	136	(651)
	$(1,153)	$15,125	$13,413

At May 1, 2010, we had foreign net operating loss carry-forwards totaling $476, which have an unlimited carry-forward period.  Our Canadian subsidiary had research and development tax credit carry-forwards totaling $81, net of the applicable tax liability related to their use, which have a 20-year carry-forward and expire between 2026 and 2028, and approximately $253 of future tax deductions related to research and development expenditures, which have not been deducted for federal tax purposes and which have an unlimited carry-forward period.

The pre-tax income (loss) attributable to domestic and foreign operations is as follows:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Domestic	$(6,423)	$41,885	$37,940
Foreign	(1,719)	(332)	1,686
Income (loss) before income taxes	$(8,142)	$41,553	$39,626

Note 12.  Cash Flow Information

The changes in operating assets and liabilities consist of the following:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
(Increase) decrease:
Restricted cash	$(181)	$(626)	$(457)
Account receivable	14,073	(5,314)	31
Long-term receivables	4,165	1,095	(6,230)
Inventories	17,711	(41)	(3,267)
Costs and estimated earnings in excess of billings	2,308	(416)	(4,812)
Prepaid expenses and other	(251)	(791)	248
Income taxes receivable	(7,444)	-	731
Advertising rights	1,043	1,066	372
Other assets	(561)	(457)	(246)
Increase (decrease):
Accounts payable and accrued expenses	(6,396)	10,980	12,046
Customer deposits	(659)	(2,107)	6,256
Billings in excess of costs and estimated earnings	(664)	(10,790)	6,267
Long-term warranty obligations and other payables	(576)	1,039	(1,600)
Income taxes payable	(2,573)	1,987	910
Long term deferred revenue	1,446	1,355	647
Marketing obligations	(208)	86	98
	$21,233	$(2,934)	$10,994

Supplemental disclosures of cash flow information consist of the following:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Cash payments for:
Interest	$262	$392	$1,430
Income taxes, net of refunds	7,745	17,110	12,090

Supplemental schedule of non-cash investing and financing activities consist of the following:

	Year Ended
	May 1,	May 2,	April 26,
	2010	2009	2008
Demonstration equipment transferred to inventories	$1,955	$2,555	$1,422
Tax benefits related to exercise of stock options	71	346	339
Contributions of common stock under the employee
stock purchase plan	1,699	1,603	1,349
Purchase of plant and equipment included in accounts
payable and notes payable	289	-	-
Transfer of equipment or conversion of accounts receivable
to affiliates	53	1,947	10

Note 13.  Fair Value Measurements

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

Our financial assets as of May 1, 2010 measured at fair value on a recurring basis were $58,635, which consisted of money market funds. We used level 1 inputs to determine the fair value of these financial assets.  We had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to this initial recognition except as discussed in Note 1 and Note 4 as it relates to goodwill and long-lived assets.  As described in Note 4, goodwill was measured at the end of the third quarter using level 3 inputs.

Note 14.  Commitments and Contingencies

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

Other Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, taken as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to a financial institution, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1,100.  We have recognized a guarantee in the amount of $200 under the provisions of ASC 460, Guarantees.

In connection with our investment in Outcast, we had previously guaranteed outstanding debt of approximately $3,705.  This debt matures at various times through calendar year 2012, at which time our guarantee would have expired.  Our obligation was generally limited to 50% of the amounts outstanding, and we had recourse back to Outcast under a reimbursement agreement.   The total amount accrued relating to the guarantee liability under the provisions of ASC 460 was $62 as of May 1, 2010.  During the fourth quarter of fiscal 2010, we entered into a binding arrangement which requires us at closing, which occurred in May, 2010, to loan our share of the guarantee of approximately $1.9 million to an investment fund managed by the Chairman of Outcast in exchange for a note, which, as of May 1, 2010, relieved us of the obligations under the guarantee.  The proceeds of the note were used to purchase the rights in the debt from the lender.

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

During the third quarter of fiscal 2009, we discovered a warranty issue caused by our finishing process for certain products which causes the paint on aluminum surfaces to peel under certain conditions.  This issue related to various products painted during the period beginning in January 2008 and extending through December 2008.  In January 2008, as a result of changes in environmental laws and regulations, we changed our painting process and the products used to clean and prime aluminum, which is the key component used in our displays.  The products and processes we implemented were based on representations from certain suppliers and testing that we performed.  During the second quarter of fiscal 2010, we were able to quantify the claim and determined that the actual costs incurred or expected to be incurred are at the low end of the range of estimates and no additional adjustments were required at that time.  As of May 1, 2010, we had accrued $356 for remaining claims.

Changes in our product warranties during the years ended May 1, 2010 and May 2, 2009 consisted of the following:

	Year Ended
	May 1,	May 2,
	2010	2009
Balance at beginning of year	$19,846	$12,429
Warranties issued during the period	7,490	12,277
Settlements made during the period	(17,770)	(20,006)
Changes in liability for pre-existing warranties during
the period, including expirations	9,300	15,146
Balance at end of year	$18,866	$19,846

Performance Guarantees:  In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees. As of May 1, 2010, we had outstanding $2,264 in standby letters of credit and $42,292 in outstanding surety bonds. Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract. These performances guarantees have various terms, which are generally less than one year.

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota include provisions for extensions or purchase. The lease in Sioux Falls, South Dakota can be extended for an additional one year past its current term, which ends May 31, 2011, and contains an option to purchase the property subject to the lease on or before May 31, 2011 for $8,400. Rental expense for operating leases was $3,513, $3,297 and $2,454 at May 1, 2010, May 2, 2009 and April 26, 2008, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at May 1, 2010:

Fiscal years ending	Amount
2011	$3,141
2012	2,076
2013	1,442
2014	1,041
2015	788
Thereafter	1,074
$9,562

Purchase Commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend over a year.  As of May 1, 2010, we were obligated to purchase inventory and advertising rights through fiscal 2012 as follows:

Fiscal years ending	Amount
2011	$968
2012	1,147
2013	1,120
2014	672
Thereafter	1,000
$4,907

In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations were stopped in this facility from the date of the fire until late in the fourth quarter of fiscal 2010.  Our insurance policies and coverages entitle us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire.  The total extent of the property damage and other expected costs to rebuild and cover losses are estimated to be approximately $3.7 million.   This estimate is subject to change based on the final insurance settlement and analysis of losses. We were able to source the circuit boards from an outside vendor.

During fiscal 2010, we received or settled on $3,748 in insurance proceeds related to this incident.  Due to the fire, gross assets were written down by approximately $713, along with the associated accumulated depreciation on those assets in the amount of $379, resulting in a net book value decrease in assets of about $334. We have invested $1,252 to replace the manufacturing equipment and incurred $889 in cleaning the damaged facility and replacing destroyed operating assets.  In addition, we decided to move this operation to a facility adjacent to our main campus.  We had committed to purchasing this new facility in fiscal 2007.  We have invested $3.2 million in the building and will invest approximately $721 in building improvements for the new location.  Insurance proceeds received to reimburse costs to reconstruct the facility and replace manufacturing equipment, supplies and contents resulted in gains of $1,496 for the year or $0.04 per share, net of taxes.  Additionally, we recorded $988 in business interruption reimbursements for extra expenses incurred during the non-operating period in cost of goods sold.  At May 1, 2010, approximately $535 was included in accounts receivable for insurance reimbursements.

Note 15.  Exit or Disposal Costs

During the second quarter of fiscal 2009, we closed our Canadian manufacturing facilities. This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management. We have also discontinued these Vanguard products. In the second quarter of fiscal 2009, we recorded the costs associated with this closure of approximately $1,100, on a pre-tax basis. This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which has been included in cost of goods sold within our Transportation business unit. All costs related to the closure were settled in fiscal 2009. We expect to save costs in the future as a result of this closure.

During the fourth quarter of fiscal 2010, we closed 16 regional offices throughout the United States.   In the fourth quarter of fiscal 2010, we recorded the costs associated with these closures of approximately $543, on a pre-tax basis. This included approximately $208 related to inventory reserves, approximately $78 in severance costs and approximately $257 in lease termination costs.  At year end, we had $77 accrued for severance payouts as a result of these closures and other severance obligations and $243 accrued for lease termination costs.

Note 16.  Investments in Affiliates and Related Party Transactions

We own a 37.5% interest in Outcast.  Prior to September 2008, our interest in Outcast was 50%.  Outcast operates a network of digital advertising displays at petroleum retailers.  Our equity investment balance in Outcast was $0 as of May 1, 2010 and May 2, 2009, respectively.

We own a 5% interest in AMN, however, this entity declared bankruptcy in fiscal 2010.  We sold our ownership in Ledtronics in fiscal 2010.  Equity in earnings (losses) in these joint ventures were ($2,765), ($2,502) and ($2,402) as of May 1, 2010, May 2, 2009 and April 26, 2008, respectively.  At May 1, 2010 and May 2, 2009, we had receivables from these affiliates in the amount of $378 and $75, respectively.  The receivables result from transactions in the normal course of business and are included within accounts receivable.  We also had $200 included in long-term receivables as of May 1, 2010.  During the years ended May 1, 2010, May 2, 2009 and April 26, 2008, we recorded revenues associated with equipment and service deliveries of $430, $852 and $3,532, respectively, relating to these related parties.  We have no payables due to these affiliates.

At times we purchase inventory items from Ledtronics, which was sold during the fiscal year, in the normal course of business.  During the fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008, we purchased inventory items in the amounts of $79, $371 and $311, respectively, from Ledtronics.

Note 17.  Subsequent Events

On June 3, 2010, our Board of Directors declared a dividend of $0.10 per share payable on June 25, 2010 to holders of record of its common stock on June 14, 2010.

As described in Note 14, we previously guaranteed certain third party debt obligations of Outcast.  Our exposure pursuant to that guarantee was $1.9 million.   During the fourth quarter of fiscal 2010, we entered into an agreement which required us at closing, which occurred in May 2010, to loan funds of $1.9 million to an investment fund managed by the Chairman of Outcast to be used to satisfy the Outcast obligations that are subject to our guarantee.  As a result, subsequent to May 1, 2010, Outcast’s obligations to the third party were satisfied and the Company no longer has an obligation pursuant to the guarantee.  In exchange for the funds, we received a secured note from the investment fund.  We also agreed to exchange our secured note from Outcast for a new note from the investment fund previously referred to and to exchange our equity and convertible debt interests in Outcast for interests in the aforementioned investment fund.  The notes received from the investment partnership mature on the earlier of the receipt of proceeds from the sale of portfolio investments held by the investment fund or December 31, 2010.  As a result of the foregoing agreements and analysis of the value of underlying assets pledged to pay off the notes, we determined that as of the end of fiscal 2010, we did not have any losses to recognize related to the secured note and the guarantee.

Note 18.  Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal Year 2010	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Net sales	$113,453	$115,362	$72,406	$91,964
Gross profit	30,070	33,562	10,777	20,147
Net income	1,433	4,849	(8,371)	(4,899)
Basic earnings per share	0.04	0.12	(0.20)	(0.12)
Diluted earnings per share	0.03	0.12	(0.20)	(0.12)

Fiscal Year 2009 (53 week year)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$161,229	$169,697	$128,692	$121,063
Gross profit	45,348	48,211	34,139	27,660
Net income	9,726	12,197	4,162	343
Basic earnings per share	0.24	0.30	0.10	0.01
Diluted earnings per share	0.24	0.30	0.10	0.01

 1During the third quarter of fiscal 2010, we recognized an impairment to goodwill of approximately $1,410 and a gain of approximately $1,496 from insurance proceeds paid as a result of a fire at one of our production plants.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of May 1, 2010, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 1, 2010, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 1, 2010 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 1, 2010.

Our internal control over financial reporting as of May 1, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ James B. Morgan	By /s/ William R. Retterath
James B. Morgan	William R. Retterath
Chief Executive Officer	Chief Financial Officer
June, 16 2010	June 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daktronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of May 1, 2010, and May 2, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 1, 2010, of Daktronics, Inc. and our report dated June 16, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Minneapolis, Minnesota
June 16, 2010

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2010 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended May 1, 2010 is in the Proxy Statement under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement. There were no related party transactions in fiscal 2010.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 1, 2010 and May 2, 2009
Consolidated Statements of Income for each of the three years in the period ended
May 1, 2010, May 2, 2009 and April 26, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended May 1, 2010, May
2, 2009 and April 26, 2008
Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended May 1, 2010, May 2, 2009 and April 26, 2008
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

	3.1	Amended and Restated Articles of Incorporation of the Company. (1)
	3.2	Amendment to the Articles of Incorporation. (2)
	3.3	Amendment to the Articles of Incorporation. (15)
	3.4	Amended and Restated Bylaws of the Company. (3)
	4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
	4.2	Shareholders Rights Agreement. (5)
	4.3	2001 Incentive Stock Option Plan. (6)*
	4.4	2001 Outside Directors Stock Option Plan. (6)*
	4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
	4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
	10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
	10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
	10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
	10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
	10.5	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)
	10.6	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)
	10.7	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)
	10.8	Renewal Revolving Note Dated November 12, 2009 between Daktronics, Inc. and U.S. Bank National Association. (11)
	21.1	Subsidiaries of the Company. (14)
	23.1	Consent of Ernst & Young LLP. (14)
	25	Power of Attorney. (14)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

_____________
(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
(10)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on November 12, 2009.
(11)	Incorporated by reference to Exhibit 10-2 filed with our Current Report on Form 8-K filed on November 12, 2009.
(12)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on January 25, 2007.
(13)	Incorporated by reference to Exhibit 10-6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.
(14)	Filed herewith electronically.
(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.
*	Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2010.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 16, 2010
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 16, 2010
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 16, 2010
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 16, 2010
Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 16, 2010
Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 16, 2010
James B. Morgan

By /s/ John L. Mulligan	Director	June 16, 2010
John L. Mulligan

By /s/ Duane E. Sander	Director	June 16, 2010
Duane E. Sander

By /s/ James A. Vellenga	Director	June 16, 2010
James A. Vellenga

DAKTRONICS, INC. AND SUSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 1, 2010, May 2, 2009 and April 26, 2008
(in thousands)

Allowance	Balance at	Charged		Balance
for Doubtful	Beginning	to	Additions/	at End
Accounts	of Year	Expense	Deductions(1)	of Year
2010	$2,164	$1,221	$(800)	$2,585
2009	1,746	1,620	(1,202)	2,164
2008	1,591	244	(89)	1,746

(1) Write-off of uncollected accounts, net of collections

Index of Exhibits
Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amendment to the Articles of Incorporation. (2)
3.3	Amendment to the Articles of Incorporation. (15)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	Daktronics Inc. 2002 Employee Stock Purchase Plan. (7)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Duane Sander. (8)*
10.5	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)
10.6	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)
10.7	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)
10.8	Renewal Revolving Note Dated November 12, 2009 between Daktronics, Inc. and U.S. Bank National Association. (11)
21.1	Subsidiaries of the Company. (14)
23.1	Consent of Ernst & Young LLP. (14)
25	Power of Attorney. (14)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

_____________
(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
(10)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on November 12, 2009.
(11)	Incorporated by reference to Exhibit 10-2 filed with our Current Report on Form 8-K filed on November 12, 2009.
(12)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on January 25, 2007.
(13)	Incorporated by reference to Exhibit 10-6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.
(14)	Filed herewith electronically.
(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.
*	Indicates a management contract or compensatory plan or arrangement.

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