Form 10-K/A
period 2010-05-01
DAKTRONICS INC /SD/
filed 2010-06-17
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .                                                                         Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Documents Incorporated By Reference
None

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended May 1, 2010 of Daktronics, Inc., which was filed with the Securities and Exchange Commission on June 16, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of correcting the table heading in three tables included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which were incorrectly denoted as “in millions” and should have been denoted as “in thousands”.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to June 16, 2010.

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

Net Sales
The following table sets forth net sales and orders by business unit for fiscal years ended May 1, 2010, May 2, 2009 and April 26, 2008 (dollar amounts in thousands):
	Year Ended
	May 1,			May 2,			April 26,
	2010			2009			2008
	Net Sales	Percent Change		Net Sales	Percent Change		Net Sales
Commercial	$91,860	(41.1)%		$155,851	(13.9)%		$180,938
Live Events	159,229	(40.9)		269,650	59.9		168,640
Schools & Theatres	62,878	(5.4)		66,444	9.1		60,919
Transportation	40,481	18.1		34,289	(8.2)		37,355
International	38,737	(28.9)		54,447	5.1		51,825
	$393,185	(32.3	) %	$580,681	16.2%		$499,677

	Orders	Percent Change		Orders	Percent Change		Orders
Commercial	$93,833	(30.7	) %	$135,316	(26.3	) %	$183,555
Live Events	155,509	(37.1)		247,296	22.6		201,775
Schools & Theatres	62,493	(1.1)		63,173	(0.2)		63,286
Transportation	45,968	2.8		44,707	29.6		34,500
International	47,482	25.1		37,960	(40.0)		63,303
	$405,285	(23.3	) %	$528,452	(3.3	) %	$546,419

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
	(dollar amounts in thousands)
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
	(dollar amounts in thousands)
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

Contribution Margin by Segment

The following table sets forth contribution margin (in thousands), defined as gross profit less selling expenses, by segment:

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

•
A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

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

In connection with our investment in Outcast, we had previously guaranteed its outstanding debt of approximately $3.7 million.  This debt would have matured at various times through calendar year 2012 at which time our guarantee would have expired.  Our obligation was generally limited to 50% of the amounts outstanding, and we had recourse back to Outcast under a reimbursement agreement.  The guarantee was undertaken to support Outcast’s rollout of LCD displays in connection with its core business.  The total amount accrued relating to the guarantee liability under the provisions of ASC 460 was less than $0.1 million as of May 1, 2010.  In addition to the foregoing, Outcast was obligated to pay us on approximately $1.6 million of loans that matured during the third quarter of fiscal 2010.

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

As of May 1, 2010, our debt, lease and purchase obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term marketing obligations
and accrued interest	$891	$290	$594	$7	$-
Operating leases	9,562	3,141	4,559	788	1,074
Unconditional purchase obligations	17,246	14,307	2,939	-	-
Conditional purchase obligations	1,000	-	-	-	1,000
Total	$28,699	$17,738	$8,092	$795	$2,074

Other commercial commitments:
Standby letters of credit	$2,264	$2,198	$66	$-	$-
Guarantees	$4,919	$3,819	$-	$-	$1,100

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DAKTRONICS, INC.

By: /s/ William R. Retterath
William R. Retterath, Chief Financial Officer
Date: June 17, 2010