Form 10-Q
period 2010-07-31
DAKTRONICS INC /SD/
filed 2010-09-03
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period From  _ to _ .

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 30, 2010 was 41,264,211.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 31, 2010

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of July 31, 2010 and May 1, 2010		2
	Consolidated Statements of Operations for Three Months
	Ended July 31, 2010 and August 1, 2009		4
	Consolidated Statements of Cash Flows for the Three Months
	Ended July 31, 2010 and August 1, 2009		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and
	Results of Operations		17
Item 3. Quantitative and Qualitative Disclosures About Market Risk			28
Item 4. Controls and Procedures			29

Part II. Other Information
Item 1. Legal Proceedings			29
Item 1A. Risk Factors			29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			29
Item 3. Defaults Upon Senior Securities			29
Item 4. Submission of Matters to a Vote of Security Holders			30
Item 5. Other Information			30
Item 6. Exhibits			30

Signature			31

Exhibit Index:
Ex.	31.1
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31,	May 1,
	2010	2010
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$70,235	$63,603
Restricted cash	1,592	1,264
Accounts receivable, less allowance for doubtful accounts	49,917	45,018
Inventories	43,957	35,673
Costs and estimated earnings in excess of billings	25,479	25,233
Current maturities of long-term receivables	7,787	6,232
Prepaid expenses and other	5,033	5,838
Deferred income taxes	12,580	12,578
Income tax receivables	588	7,444
Property and equipment available for sale	182	182
Total current assets	217,350	203,065

Advertising rights, net	1,139	1,348
Long-term receivables, less current maturities	14,440	13,458
Goodwill	3,295	3,323
Intangible and other assets	3,400	3,710
Deferred income taxes	62	62
	22,336	21,901

PROPERTY AND EQUIPMENT:
Land	1,471	1,471
Buildings	55,210	55,353
Machinery and equipment	54,789	54,058
Office furniture and equipment	53,403	53,831
Equipment held for rental	1,369	1,630
Demonstration equipment	8,639	8,969
Transportation equipment	3,748	4,256
	178,629	179,568
Less accumulated depreciation	101,506	98,683
	77,123	80,885
TOTAL ASSETS	$316,809	$305,851

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	July 31,	May 1,
	2010	2010
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,468	$23,149
Accrued expenses and warranty obligations	30,551	33,443
Current maturities of long-term debt and marketing obligations	249	322
Billings in excess of costs and estimated earnings	15,136	13,105
Customer deposits	14,198	9,348
Deferred revenue (billed or collected)	7,023	7,766
Income taxes payable	640	361
Total current liabilities	98,265	87,494

Long-term marketing obligations, less current maturities	705	600
Long-term warranty obligations and other payables	4,015	4,229
Deferred income taxes	2,167	2,167
Long-term deferred revenue (billed or collected)	4,428	4,308
Total long-term liabilities	11,315	11,304
TOTAL LIABILITIES	109,580	98,798

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 41,253,717 and 41,063,219 shares
issued at July 31, 2010 and May 1, 2010, respectively	30,961	29,936
Additional paid-in capital	18,568	17,731
Retained earnings	158,163	159,842
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(454)	(447)
TOTAL SHAREHOLDERS' EQUITY	207,229	207,053
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$316,809	$305,851

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 31,	August 1,
	2010	2009

Net sales	$100,503	$113,453
Cost of goods sold	73,915	83,383
Gross profit	26,588	30,070

Operating expenses:
Selling	12,338	14,368
General and administrative	5,588	6,534
Product design and development	4,553	5,870
	22,479	26,772
Operating income	4,109	3,298

Nonoperating income (expense):
Interest income	455	375
Interest expense	(36)	(47)
Other income (expense), net	95	(602)

Income before income taxes	4,623	3,024
Income tax expense	2,181	1,592
Net income	$2,442	$1,432

Weighted average shares outstanding:
Basic	41,629	40,759
Diluted	41,861	41,073

Earnings per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.03

Cash dividend paid per share	$0.10	$0.095

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,	August 1,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,442	$1,432
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,995	5,637
Amortization	79	79
Gain on sale of property and equipment	(72)	(25)
Stock-based compensation	827	880
Equity in losses of affiliates	-	714
Loss on sale of equity investee	-	231
Provision for doubtful accounts	(10)	(308)
Deferred income taxes, net	-	(66)
Change in operating assets and liabilities	5,346	(2,241)
Net cash provided by operating activities	13,607	6,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,670)	(2,559)
Loans to related parties of equity investees, net	(1,792)	-
Purchase of receivables from equity investee, net	-	(306)
Proceeds from insurance recoveries of property and equipment	114	-
Proceeds from sale of equity method investments	-	535
Proceeds from sale of property and equipment	145	61
Net cash used in investing activities	(3,203)	(2,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	310	34
Excess tax benefits from stock-based compensation	10	-
Principal advances on long-term debt	-	2,775
Dividends paid	(4,121)	(3,873)
Net cash used in financing activities	(3,801)	(1,064)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29	(202)
INCREASE IN CASH AND CASH EQUIVALENTS	6,632	2,798

CASH AND CASH EQUIVALENTS:
Beginning	63,603	36,501
Ending	$70,235	$39,299

Supplemental disclosures of cash flow information:
Cash payments (receipts) for:
Interest:	$23	$13
Income taxes, net of refunds	(5,123)	2,661

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	315	118
Purchase of property and equipment included in accounts payable	253	-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at May 1, 2010 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 1, 2010, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing, Ltd; Daktronics Australia Pty Ltd; Daktronics FZE; and Daktronics Installation, Inc.  Intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates over which we have significant influence are accounted for by the equity method. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate’s operating and financing activities are accounted for under the cost method of accounting.  We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our consolidated financial statements. The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to.  At such time the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation.  Our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statements of operations.

We have a variable interest in Outcast Media International, Inc. (“Outcast”). Outcast operates the largest pumptop display network in the United States.  The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our analysis included reviewing the amount of financial support, equity risk, and board influence.  Our interest in Outcast consists of a 37% equity interest and convertible debt of approximately $500.   During fiscal 2010, we had written down our equity investment to zero and began writing down the convertible note based on our ownership level of the convertible debt compared to all outstanding convertible debt of Outcast.  At May 1, 2010, both the equity interest and convertible debt had been written down to zero.  During the first quarter of fiscal 2011, as described in Note 13, we exchanged our remaining debt in Outcast for a note from a third party related to Outcast.

The aggregate amount of investments accounted for under the cost method was $100 at July 31, 2010.  The fair value of these investments has not been estimated, as there have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

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

Insurance:  We are self-insured for certain losses related to health and liability and workers’ compensation claims, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,844 and $2,726 at July 31, 2010 and May 1, 2010, respectively, and is included in accrued expenses and warranty obligations in our consolidated balance sheets.

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

Receivables: Accounts receivable are reported net of an allowance for doubtful accounts of $2,575 and $2,585 at July 31, 2010 and May 1, 2010, respectively.

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

During the third quarter of fiscal 2010, as a result of changes in our business such as the decline in orders, operating losses and the impairment of goodwill, among other things, which were an indicator of impairment for our business units, we tested our long-lived assets for recoverability in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, by comparing the undiscounted cash flows expected from the use and eventual disposition of the assets to the carrying amount of the assets.  We grouped the assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other assets and liabilities.  Based on this analysis, the undiscounted cash flows significantly exceeded the carrying amount of the long-lived assets, and therefore it was determined that there was no impairment.  If actual results in the future are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future losses that could be material.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 which amends ASC 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASU 2009-13 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and it significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and may be prospective or retrospective.  We have chosen to not early adopt the provisions of this standard.  We are currently assessing the impact of ASU 2009-13 on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 adds new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3 fair value measurements. ASU 2010-06 was effective as of January 30, 2010 for our reporting, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, which we adopted on May 2, 2010. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. We adopted the additional disclosures required for all levels of fair value measurements (see Note 12).

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluation of the adequacy of its allowance for credit losses.  The disclosures are required for periods ending on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  We will adopt ASU 2010-20 in the third quarter of fiscal year 2011.  The adoption of ASC 2010-20 will not have a material impact on our consolidated financial statements.  We will add additional disclosures once the standard is in effect.

Note 3.  Revenue Recognition

Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical rates and the analysis of specific accounts.  Our sales returns reserve was $26 and $39 at July 31, 2010 and May 1, 2010, respectively.

Multiple-element arrangements:  We generate revenue from the sale of equipment and related services, including customization, installation and maintenance services.  In some instances, we provide some or all of such equipment and services to our customers under the terms of a single multiple-element sales arrangement.  These arrangements typically involve the sale of equipment bundled with some or all of these services, but they may also involve instances in which we have contracted to deliver multiple pieces of equipment over time, rather than at a single point in time.

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

In cases where we receive advertising rights as opposed to only cash payments in exchange for the equipment, revenue is recognized as it becomes earned, and the related costs of the equipment are amortized over the term of the advertising rights, which are owned by us. On these transactions, advance collections of advertising revenues are recorded as deferred revenue.

The cost of advertising rights, net of amortization, was $1,139 as of July 31, 2010 and $1,348 as of May 1, 2010.

Product maintenance:  In connection with the sale of our products, we also occasionally sell separately priced extended warranties and product maintenance contracts.  The revenue related to such contracts is deferred and recognized ratably as net sales over the terms of the contracts, which vary up to 10 years.   We record unrealized revenue in deferred revenue (billed or collected) in the liability section of the balance sheet.  Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by us in future periods.

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

Services:  Revenues generated by us for services such as event support, control room design, on-site training, equipment service and technical support for our equipment are recognized as net sales when the services are performed.  Net sales from services which are not included in construction-type contracts approximated 9.0% and 7.0% of net sales for the three months ended July 31, 2010 and August 1, 2009, respectively.

Rentals:  We rent display equipment to our customers under short-term rental agreements, generally for periods no longer than 12 months.   Revenues generated by us for equipment rentals are recognized on a straight line basis over the period of the rental agreement.

Derivatives:  We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  ASC 815, Derivatives and Hedging, as amended, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings.  If a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

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

There were no derivatives outstanding as of July 31, 2010 or May 1, 2010, nor were there any hedging activities which occurred during the first quarters of fiscal 2011 and 2010.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended July 31, 2010 and August 1, 2009:

	Net Income	Shares	Per Share Amount
For the three months ended July 31, 2010:
Basic earnings per share	$2,442	41,629	$0.06
Dilution associated with stock compensation plans	-	232	-
Diluted earnings per share	$2,442	41,861	$0.06

For the three months ended August 1, 2009:
Basic earnings per share	$1,432	40,759	$0.04
Dilution associated with stock compensation plans	-	314	(0.01)
Diluted earnings per share	$1,432	41,073	$0.03

Options outstanding to purchase 2,627 shares of common stock with a weighted average exercise price of $14.90 during the quarter ended July 31, 2010 and 2,293 shares of common stock with a weighted average exercise price of $16.04 for the three months ended August 1, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Note 5. Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or a decline in value may have occurred.  In conducting our impairment testing, we compare the fair value of each of our business units (reporting unit) to the related carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.  We conduct our impairment testing as of the first business day of the third quarter each year.  We utilize an income approach to estimate the fair value of each reporting unit in addition to comparing and reconciling our overall fair value to our market capitalization.

We perform an analysis of goodwill as of the first business day of our third quarter of each year.  In addition, due to revisions in our forward-looking 12-month forecast during the month of January 2010, resulting from lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units, and the decline in our stock price, we believed that an additional goodwill impairment test was required as of January 31, 2010.  Based on our test during the third quarter of fiscal 2010, we determined that the goodwill associated with the Schools and Theatres business unit, totaling $685, was fully impaired and that the goodwill associated with our International business unit of $725 was fully impaired.

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 31, 2010 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of May 1, 2010	$2,421	$735	$167	$3,323
Foreign currency translation	(16)	(9)	(3)	(28)
Balance as of July 31, 2010	$2,405	$726	$164	$3,295

The fair value, the carrying value after impairment, and the percentage in excess of carrying value of each business unit as of January 31, 2010, the date of our last analysis of goodwill, was as follows:

			Percentage of
			Fair Value in
	Estimated Fair		Excess of
	Value	Carrying Value	Carrying Value
Live Events	$187,000	$92,024	51%
Commercial	121,000	45,985	62%
Transportation	66,000	26,183	60%

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in fair values of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  Since the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may offset the benefits of the foregoing efforts and lead to an impairment.  Notwithstanding the foregoing, events could cause an impairment in goodwill in other business units if the trend of orders and sales worsen and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.  During the first quarter of fiscal 2011, there were no indicators of impairment, therefore, no additional impairment testing was performed.

As required by ASC 350, intangibles with finite lives are amortized. Included in intangible assets are non-compete agreements and various patents and trademarks. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.  Estimated amortization expense based on intangibles as of July 31, 2010 is $208, $245, $228, $228 and $228 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively, and $323 thereafter.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of July 31, 2010:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Value
Patents	$2,282	$875	$1,407
Non-compete agreements	348	297	51
Registered trademarks	401	-	401
Other	87	83	4
	$3,118	$1,255	$1,863

Note 6. Inventories

Inventories consist of the following:

	July 31	May 1,
	2010	2010

Raw materials	$17,153	$13,396
Work-in-process	7,526	4,785
Finished goods	17,943	16,077
Finished goods subject to
deferred revenue arrangements	1,335	1,415
	$43,957	$35,673

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

Our Commercial segment primarily consists of sales of our video, Galaxy® and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and sales of our mobile PST display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, sales of Galaxy® and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and other various financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 31,	August 1,
	2010	2009
Net sales
Commercial	$23,133	$23,235
Live Events	40,683	53,894
Schools & Theatres	16,648	18,435
Transportation	7,545	12,630
International	12,494	5,259
Net sales	$100,503	$113,453

Contribution margin
Commercial	$1,988	$899
Live Events	5,076	9,875
Schools & Theatres	3,028	2,463
Transportation	1,537	3,483
International	2,621	(1,018)
Total Contribution Margin	14,250	15,702

Non-allocated operating expenses
General & administrative	5,588	6,534
Product development	4,553	5,870
Operating income	4,109	3,298

Nonoperating income (expense):
Interest income	455	375
Interest expense	(36)	(47)
Other income (expense), net	95	(602)

Income before income taxes	4,623	3,024
Income tax expense	2,181	1,592
Net income	$2,442	$1,432

Depreciation and amortization
Commercial	$1,700	$1,871
Live Events	1,650	1,835
Schools & Theatres	689	736
Transportation	351	490
International	226	210
Unallocated corporate depreciation and amortization	458	574
	$5,074	$5,716

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
July 31, 2010	$85,350	$15,153	$100,503
August 1, 2009	106,602	6,851	113,453

Long-lived assets at:
July 31, 2010	$74,992	$2,131	$77,123
May 1, 2010	78,465	2,420	80,885

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 8.  Share-Based Compensation

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the plans generally have a ten-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period. Stock options granted to outside directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of the grant.  Stock options granted to directors prior to fiscal 2010 vest over three years and options granted in fiscal 2010 and after vest in one year.  The restricted stock granted to members of the Board of Directors vests in one year, provided that they remain on the Board. The restricted stock units granted to employees vest over five years provided that they remain employed with the company.  As with stock options, restricted stock cannot be transferred during the vesting period.

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

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with ASC 718, Compensation-Stock Compensation, is as follows:

	Three Months Ended
	July 31,	August 1,
	2010	2009
Cost of sales	$130	$131
Selling	262	270
General and administrative	279	318
Product development and design	156	161
	$827	$880

As of July 31, 2010, there was $5,412 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of five years.

Note 9. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity.

A summary of comprehensive income is as follows:

	Three Months Ended
	July 31,	August 1,
	2010	2009
Net income	$2,442	$1,432
Net foreign currency translation adjustment	(7)	(42)
Total comprehensive income	$2,435	$1,390

Note 10.  Commitments and Contingencies

Securities litigation: Our company and two of our executive officers were named as defendants in a consolidated class action filed in the U.S. District Court for the District of South Dakota in November 2008 on behalf of a class of investors who purchased our stock in the open market between November 15, 2006 and April 5, 2007.  In an Amended Consolidated Complaint filed on April 13, 2009 (“Complaint”), the plaintiffs alleged that the defendants made false and misleading statements of material facts about our business and expected financial performance in the company’s press releases, its filings with the Securities and Exchange Commission, and conference calls, thereby inflating the price of the company’s common stock.  The Complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  On June 9, 2010, the United States District Court entered an order granting Daktronics’ motion to dismiss the class-action securities claim for failure to state a claim upon which relief can be granted under the Private Securities Litigation Reform Act.

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

In connection with our investment in Outcast, we had previously guaranteed outstanding debt of approximately $3,705.  This debt matured at various times through calendar year 2012, at which time our guarantee would have expired.  Our obligation was generally limited to 50% of the amounts outstanding, and we had recourse back to Outcast under a reimbursement agreement.   The total amount accrued related to the guarantee liability under the provisions of ASC 460 was $62 as of May 1, 2010.  During the first quarter of fiscal 2011, we entered into a binding arrangement whereby we loaned our share of the guarantee of approximately $1.9 million to an investment fund managed by the Chairman of Outcast in exchange for a note, which relieved us of the obligations under the guarantee.  The proceeds of the note were used to purchase the rights in the debt from the lender.  This loan is secured by underlying assets of the investment fund and a guarantee from the general partner of the investment fund.

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

Changes in our product warranties for the three months ended July 31, 2010 consisted of the following:

Amount
Beginning accrued warranty costs	$18,866
Warranties issued during the period	2,009
Settlements made during the period	(3,999)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	637
Ending accrued warranty costs	$17,513

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase. The lease in Sioux Falls, South Dakota can be extended for an additional one year past its current term, which ends May 31, 2011, and contains an option to purchase the property subject to the lease on or before May 31, 2011 for $8,400.  Rental expense for operating leases was $855 and $871 for the three months ended July 31, 2010 and August 1, 2009, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 31, 2010:

Fiscal years ending	Amount
2011	$2,354
2012	2,213
2013	1,502
2014	1,050
2015	785
Thereafter	1,067
Total	$8,971

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of July 31, 2010, we were obligated to purchase inventory and advertising rights through fiscal 2016 as follows:

Fiscal years ending	Amount
2011	$950
2012	1,147
2013	1,120
2014	672
Thereafter	1,000
Total	$4,889

Note 11.  Income Taxes

As of July 31, 2010, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years and statutes of limitations, fiscal years 2007, 2008, 2009 and 2010 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2004.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

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

Our financial assets as of July 31, 2010 and May 1, 2010, measured at fair value on a recurring basis, were $63,367 and $58,635, respectively, which consisted of money market funds.  We used level 1 inputs to determine the fair value of our financial assets.  We had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to initial recognition except as discussed below and in Note 5 and Note 1 as it relates to goodwill and long-lived assets.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations during the first three months of fiscal 2011 or fiscal year 2010.   No material impairments of our long-lived assets were recognized during the first three months of fiscal 2011 or fiscal year 2010.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as intangible and other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $100 at July 31, 2010 and May 1, 2010. The fair value of our cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, our cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Note 13.  Investments in Affiliates

We own a 37.5% interest in Outcast as previously described.  Our equity investment balance in Outcast was $0 as of July 31, 2010 and May 1, 2010.  As of May 1, 2010, we were obligated under a guarantee related to certain third party debt obligations of Outcast.  Our exposure pursuant to that guarantee was $0 and $1,900 as of July 31, 2010 and May 1, 2010, respectively.   In addition, as of May 1, 2010, Outcast owed us approximately $1,060 under a secured note arrangement and approximately $500, plus interest, under a convertible note arrangement as explained in Note 1.  During the fourth quarter of fiscal 2010, we entered into an agreement which required us at closing, which occurred in May 2010, to loan funds of $1,900 to an investment fund managed by the Chairman of Outcast to be used to satisfy the Outcast obligations that are subject to our guarantee.  As a result, subsequent to May 1, 2010, Outcast’s obligations to the third party were satisfied and we no longer had an obligation pursuant to the guarantee.  In exchange for the funds related to the guarantee and the exchange of the senior note, we received a secured note from the investment fund for the face amount of the obligations.  The note received from the investment partnership matures on the earlier of the receipt of proceeds from the sale of portfolio investments held by the investment fund or December 31, 2010.  As a result of the foregoing agreements and analysis of the value of underlying assets pledged to pay off the notes, we determined that as of July 31, 2010 and May 1, 2010, we did not have any losses to recognize related to the secured note and the guarantee.

Note 14.  Subsequent Event

We have evaluated the existence of both recognized and unrecognized subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; (iv) the declaration and payment of dividends; (v) the timing and magnitude of future contracts; (vi) parts shortages and longer lead times; (vii) fluctuations in margins; and (viii) the introduction of new products and technology.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including  those discussed in detail in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended May 1, 2010 in the section entitled “Item 1A. Risk Factors.”

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

Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sports facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders.  Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

Orders are booked and included in backlog only upon receipt of a firm contract and after receipt of any required deposits.  As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received.  In addition, order bookings can vary significantly as a result of the timing of large orders.

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Fiscal 2011 and fiscal 2010 contain 52 weeks.

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction-type contracts. Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated.  Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our practice is to revise estimates as soon as such changes in estimates are known.  We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information. Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of July 31, 2010 and May 1, 2010, we had an allowance for doubtful accounts balance of approximately $2.6 million.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.   Generally, estimates are based on historical experience taking into account known or expected changes. If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of July 31, 2010 and May 1, 2010, we had approximately $17.5 million and $18.9 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements. The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold. In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of July 31, 2010 and May 1, 2010, we had $11.5 million and $12.1 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

We record our income tax provision based on our knowledge of all relevant facts and circumstances, including the existing tax laws, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.  In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures consistent with ASC 740, Income Taxes.  A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified.  We adjust our income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.  Our tax contingencies reserve contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposure associated with our various filing positions.  We believe that any potential tax assessments from various tax authorities that are not covered by our income tax provision will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.

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

Some of the countries in which we are located allow tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax holidays and incentives with respect to our Chinese operations will expire within the next two years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, any acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Asset Impairment: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, Intangibles - Goodwill and Other. Our impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee option. We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options. Our decision to use implied volatility was based on the availability of actively traded options for our common stock and our assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that is ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	July 31,	August 1,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	73.5%	73.5%
Gross profit	26.5%	26.5%
Operating expenses	22.4%	23.6%
Operating income	4.1%	2.9%
Interest income	0.4%	0.3%
Income expense	0.0%	0.0%
Other income (expense), net	0.1%	(0.5)%
Income before income taxes	4.6%	2.7%
Income tax expense	2.2%	1.4%
Net income	2.4%	1.3%

NET SALES

The following table sets forth net sales and orders by business unit for the periods indicated:

	Three Months Ended
	July 31,		August 1,
	2010		2009
Net Sales	Amount	Percent Change	Amount
Commercial	$23,133	(0.4)%	$23,235
Live Events	40,683	(24.5)	53,894
Schools & Theatres	16,648	(9.7)	18,435
Transportation	7,545	(40.3)	12,630
International	12,494	137.6	5,259
	$100,503	(11.4)%	$113,453

Orders
Commercial	$33,047	56.5%	$21,117
Live Events	37,137	(16.3)	44,347
Schools & Theatres	21,571	(0.2)	21,624
Transportation	11,628	48.4	7,836
International	13,479	22.4	11,015
	$116,862	10.3%	$105,939

Commercial Business Unit. The Commercial business unit is comprised of the reseller and national account business, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

For the first quarter of fiscal 2011, net sales in the outdoor advertising business were generally flat as compared to the same period one year ago; however, orders were up over 304% to more than $9 million.  In the early part of the third quarter of fiscal 2009, our largest customer in our outdoor advertising niche significantly decreased its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009.  We were one of two primary vendors of digital billboards for this customer.  This corresponded to a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009.  It is our belief that the then current economic conditions and limited credit availability caused the declines in this business.  It is also important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

As a result of the foregoing, net sales in this niche averaged less than $4 million per quarter during fiscal 2010.   Beginning in the fourth quarter of fiscal 2010, there were an increasing number of press and industry reports concerning increasing deployment of digital billboards by the major outdoor advertising companies in calendar 2011, and we began to see increases in order bookings and opportunities.  We also introduced our new Series 4000 digital billboard display technology in late fiscal 2010 which included reduced price points for customers.  Then, in the first quarter of fiscal 2011, we were successful in earning back some business from a large outdoor advertising company that had not placed significant orders with us during the past year.  Order bookings in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 caused an increase in net sales of approximately 10% in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010.  While we believe that orders of digital billboards are likely to continue to increase during the rest of fiscal 2011, we will still have to compete for and win orders in order to realize this growth.  We also believe that as a result of declining unit selling prices for digital billboards, the ultimate level of net sales dollars is unlikely to reach the levels of the first half of fiscal 2009, as the number of billboards deployed is not expected to be sufficient to offset the price declines.

Net sales in the reseller and national account portion of the commercial business unit, were generally flat in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, although orders increased by approximately 25% driven primarily by large contract orders causing an increase in backlog.  We believe that this increase is the result of improving economic conditions.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.

As a result of the economic and credit environments and the declines in opportunities from early fiscal 2009, the competitive pressures in this business unit have increased as competitors go after fewer opportunities.  This has put considerable pricing pressure on all aspects of this business unit and is expected to continue into future quarters.  This has had an adverse impact on gross margins and net sales.

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

Live Events Business Unit. The decrease in net sales in the Live Events business unit for the first quarter fiscal 2011 as compared to the same period in fiscal 2010 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings and the decline in opportunities resulting from the current adverse economic conditions.  These large contracts contributed approximately $15 million in net sales during the first quarter of fiscal year 2010 compared to approximately $11 million for the same period in fiscal 2011.  During the third quarter of fiscal 2010, there was a significant decline in orders for professional baseball facilities and other sports venues which we attributed to the economic conditions at that time.  Economic conditions are continuing to adversely impact orders in large sports facilities, causing the decline in orders and sales in large sports venues.  Generally, when orders are not booked due to such factors, they are delayed rather than cancelled, usually for a full year until the start of the next season, assuming the economy improves.  We have not seen significant improvement in order bookings during the first quarter of fiscal 2011 and are uncertain as to when recovery will happen.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by multiple competitors in the Live Events marketplace, that we believe is not sustainable for the long-term.  Although it appears that these pressures may be easing somewhat, it is generally too early to assume that to be the case.  In addition, over the next 24 months, most professional sports leagues are expected to be renegotiating labor contracts with players.  This could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin. As a result of these competitive factors and general economic conditions, it is difficult to forecast net sales in the Live Events business unit for the rest of fiscal 2011. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment may continue to impact this business. There have been transactions which have been delayed due to economic conditions, as previously described, which have had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy improves and we are successful at counteracting competitive pressures.

Our expectations regarding growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; our product and services offerings, which remains the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems. This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  We believe that the effects of an adverse economy are generally less on sports related business as compared to our other businesses as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were less than 1% of total net sales and thus were not material in both the first quarters of fiscal 2011 and fiscal 2010.

Schools and Theatres Business Unit.  Net sales in the Schools and Theatres business unit declined as a result of decreases in orders in the sports portion of this business unit.  We believe that the decline in the sports portion of the business unit is due to reasons similar to the decline in the Live Events business.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the impact of declining school budgets is having an adverse impact on this business unit, which seems to have gotten worse in the fourth quarter of fiscal 2010 and appears to be continuing into the first quarter of fiscal 2011.  Offsetting this decline somewhat has been the increase in opportunities for larger video systems, primarily in high school facilities that benefit from our sports marketing services which generate the advertising revenue that funds the display systems.  Although it is difficult to project, we believe that the rest of fiscal 2011 could continue to be a challenge for this business unit due to the foregoing reasons.  The hoist portion of this business unit increased slightly in the first quarter of fiscal 2011 as compared to the same period one year ago.  However, the amount of increase was not material.  For the long-term, we believe that this business unit presents growth opportunities once the economy improves.

Transportation Business Unit. The decline in net sales in the Transportation business unit was due primarily to the timing of customer contracts and required deliveries.  Orders remained strong and were slightly higher than expected during the quarter and were higher than the first quarter of fiscal 2010 due to increased opportunities.  We believe that overall growth in this business unit is the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share.  We expect that net sales in the Transportation business unit could increase in fiscal 2011 as compared to fiscal 2010 primarily due to the higher backlog at the beginning of fiscal 2011 as compared to fiscal 2010.

Similar to other business units, it appears that the competitive environment has become more intense as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins in future quarters.

International Business Unit.  The increase in net sales in the International business unit was the result of the higher backlog at the beginning of the first quarter of fiscal 2011 as compared to the backlog at the beginning of fiscal 2010.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities began to increase in late fiscal 2010 and orders are rising.  Order bookings for the first quarter of fiscal 2011 increased by more than 20% over the same period in fiscal 2010.  The result of this increase is a much higher backlog at the end of fiscal 2010 and the end of the first quarter of fiscal 2011 as compared to the same periods one year earlier, which, along with anticipated higher orders for the rest of fiscal 2011 should drive sales higher in fiscal 2011.  As a result of the competitive pressures, we expect to continue to see more challenges to gross profit to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 0.7% and 0.6% of net sales for the first quarter of fiscal 2011 and 2010, respectively.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions also are typically higher.

Backlog.  The order backlog as of July 31, 2010 was approximately $144 million as compared to $113 million as of August 1, 2009 and $127 million at the end of the fourth quarter of fiscal 2010.  Historically, our backlog varies due to the timing of large orders.  The backlog increased from one year ago in all business units except for the Live Events business unit.  Orders outpaced sales by more than $10 million, $14 million and $6 million in the Commercial, Transportation and International business units, respectively, which offset a decline of approximately $2 million in the Live Events business unit.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously. In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

	Three Months Ended
	July 31,			August 1,
	2010			2009
	Amount	Percent Change	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Commercial	$5,103	11.4%	22.1%	$4,579	19.7%
Live Events	8,491	(39.2)	20.9	13,966	25.9
Schools & Theatre	5,538	(1.9)	33.3	5,645	30.6
Transportation	2,417	(45.8)	32.0	4,462	35.3
International	5,039	255.4	40.3	1,418	27.0
	$26,588	(11.6)%	26.5%	$30,070	26.5%

The decrease in gross profit dollars was primarily the result of lower sales.  The gross profit percent remained the same in the first quarter of fiscal 2011 as the same period one year ago as a result of lower margins on large contracts being offset by lower warranty and inventory costs.

The gross profit percent being the same in both periods was the net impact of lower gross profits on our large contract business, which declined approximately five percentage points for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, offset by a reduction in warranty costs of approximately $1.6 million and improvements in services gross profit.  The decline in large contract gross profit was primarily due to the competitive factors described above.  Gross profit percentages were relatively flat in the first quarter of fiscal 2011 and 2010 on small contract sales.  Large contracts were approximately 61% and 65% of net sales in the first quarter of fiscal 2011 and 2010, respectively.  Warranty costs declined to approximately 2.4% of sales in the first quarter of fiscal 2011 as compared to approximately 3.5% in the first quarter of fiscal 2010.

Included in warranty costs in fiscal 2010 were a number of significant and isolated warranty costs that are not expected to recur in fiscal 2011 as explained in prior filings.  We have been challenged with higher than expected warranty costs for the past two fiscal years.  During fiscal 2009, in order to reduce these costs, we began expending significant effort on developing, and have now brought to market, our new DVX technology.  We believe that this common module platform will help reduce warranty costs as well as increase gross profit percents.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that these investments will drive down warranty costs over the long-term.

One of the more significant impacts that we have been experiencing since the middle of fiscal 2001 is the high level of fixed costs as a percentage of sales within manufacturing.  Since we believe that in the future our business will rebound and sales will grow, we believe that over time we will gain leverage in gross profit percentage.  As a result, we have not decreased some of the fixed cost infrastructure, as that would significantly impair our ability to respond to rising sales in the future.  Total manufacturing conversion costs for the first quarter of fiscal 2011 were approximately $15.8 million as compared to $15.4 million for the same period one year ago.

Within the Commercial business unit, gross profit percent increased as a result of gross profit improvements in services-related business more than offsetting declines in gross profit on display system sales.  The majority of the improvement was in the outdoor advertising niche.

Gross profit percents declined in the Live Events business unit, primarily as a result of the impact of competitive factors and the lower level of sales during the year as described above, which resulted in higher costs of excess capacity.  This was partially offset by a decline in warranty costs as a percentage of sales.

Gross profit percents in the Schools and Theaters business unit increased as a result of gross profit improvements in services-related business, partially offset by a slight decline in gross margin percents on display system sales.

Gross profit in our Transportation business unit decreased as a result of the impact of plant utilization costs on the lower level of net sales.

Within the International business unit, gross profit increased as a result of better gross margin percents being achieved on projects and better utilization of facilities in Asia due to the higher net sales there.

It is difficult to project gross profit levels for the rest of fiscal 2011 as a result of the uncertainty on the level of sales, warranty costs and the competitive factors described previously.  If sales were to remain flat in 2011 as compared to 2010, we believe that gross profits would rise as a result of new product introductions, primarily the DVX technology, and lower warranty costs and inventory write-downs.  If sales were to decline, it may be difficult to prevent gross profit margin percents from declining, depending on the magnitude of the decline in net sales.

OPERATING EXPENSES

	Three Months Ended
	July 31,			August 1,
	2010			2009
	Amount	Percent Change	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Selling	$12,338	(14.1)%	12.3%	$14,368	12.7%
General and administrative	5,588	(14.5)	5.6	6,534	5.8
Product design and development	4,553	(22.4)	4.5	5,870	5.2
	$22,479	(16.0)%	22.4%	$26,772	23.6%

Operating expenses are comprised of selling, general and administrative expenses and product design and development costs.  The changes in the various components of operating expenses are explained below.  As a result of the downturn in orders and net sales that started during the second quarter of fiscal 2009, we began to decrease all types of operating expenses to partially keep pace with the declining net sales. Although we will continue efforts to reduce costs, the ultimate level of decreased spending is difficult to estimate, as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and, to date, our approach has been focused on allowing attrition and limited reductions in workforce, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs. In addition, we implemented wage freezes for salaried employees in fiscal 2010 and various other cost reduction initiatives.  Since the first quarter of fiscal 2009, we have reduced operating expenses by over 25%.  During the fourth quarter of fiscal 2010, we reduced the number of our full-time employees by approximately 7%, which provides annual savings in excess of $5 million. We also removed the wage freeze beginning in fiscal 2011 but maintained a cap on total wage increases for the fiscal year.  These cost savings are spread among all areas of the company and began impacting operating expenses in the first quarter of fiscal 2011.  However, at the current level of sales, we believe that we need to reduce costs further, and we will generally rely on attrition for the first two quarters of fiscal 2011 to reduce personnel costs further.  The first two quarters of the fiscal year are our key selling periods, and, as such, we believe that some stability in the business is important during this time.  If sales do not develop according to plans, we may take further action to reduce costs as we near the third quarter of fiscal 2011.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses for the first quarter of fiscal 2011 were lower than selling expenses in the first quarter of fiscal 2010 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $1.5 million, a decline of $0.5 million in depreciation, a $0.1 million decrease in costs of conventions, and a decrease of $0.2 million in bad debt expense offset by a net increase of $0.3 million in various other categories.  The decrease in depreciation costs is a reflection of cost savings initiatives.  The decrease in costs of conventions is a result of lower number of trade shows attended and decreased costs of those where attendance was appropriate. The decrease in bad debt expense is due to the natural volatility of bad debt expense that we experience.  Throughout fiscal 2011, we believe that selling expenses might rise slightly from the level of the first quarter of fiscal 2011, but for the year, they should decrease from their level in fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased in the first quarter of fiscal 2011 over the same period in fiscal 2010 due to decreases of $0.6 million in personnel costs, including taxes and benefits, along with decreases in other expenses of $0.3 million, the majority of which was in professional and consulting fees.  Generally, all declines in spending within this area are due to ongoing cost reduction efforts.  Throughout the rest of fiscal 2011, we anticipate general and administrative costs will be slightly up from the current level but below fiscal 2010.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Investments in our DVX technology and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continued to drive product design and development expenses.  The decline in the first quarter of fiscal 2011 as compared to the same period one year ago is the result of the lower level of personnel as a result of the reductions in the fourth quarter of fiscal 2010 previously discussed and the higher percentage of engineering time charged to large contracts as opposed to product development.  This allocation of time can vary quarter to quarter based on the contracts in progress.  We expect that product development costs will decrease in dollars in fiscal 2011 but will likely exceed our long-term target of approximately 4% of net sales.

CONTRIBUTION MARGIN BY SEGMENT

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment:

	Three Months Ended
	July 31,		August 1,
	2010		2009
	Amount	Percent Change	Amount
Contribution Margin
Commercial	$1,988	121.1%	$899
Live Events	5,076	(48.6)	9,875
Schools & Theatres	3,028	22.9	2,463
Transportation	1,537	(55.9)	3,483
International	2,621	(357.5)	(1,018)
Segment Contribution Margin	$14,250	(9.2)%	$15,702

Contribution margin by segment is based on gross profit and selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s performance on a stand-alone basis.  Therefore we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All business units’ results were impacted as a result of the changes in sales and gross profit as previously discussed.  The remaining change impacting the contribution margin was in selling expense, which was down in the first quarter of fiscal 2011 as compared to the same quarter in fiscal 2010 by approximately $0.6 million, $0.7 million, $0.7 million and $0.1 million in the Commercial, Live Events, Schools and Theaters and Transportation business units, respectively.  Selling expenses in the International business unit were flat.

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

Interest income increased 21.3% to $0.5 million for the first quarter of fiscal 2011 compared to $0.4 million for the first quarter of fiscal 2010.  The increase was the result of higher levels of temporary cash investments.  We expect that the amount of interest income will increase in fiscal 2011 over fiscal 2010 due to higher levels of interest income we anticipate receiving as we redeploy excess cash into higher yielding investments.

Interest expense decreased slightly for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 and is not material to our financial results.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2011.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased for the first quarter of fiscal 2011 to a gain of $0.1 million as compared to a loss of ($0.6) million for the first quarter of fiscal 2010.  The increase was a result of the loss of $0.2 million in the first quarter of fiscal 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate, and the recognition of approximately $0.7 million in equity losses related to our investment in Outcast Media International. Inc. (“Outcast”).  As explained previously, we had previously written our investment in Outcast down to zero and therefore we are no longer recognizing our share of losses in Outcast.

In addition, as a result of the loss in value of the U.S. dollar, we experienced lower levels of currency losses on U.S. dollar advances to foreign subsidiaries.  On a year-to-date basis, we have realized approximately $0.3 million less in currency gains in fiscal 2011 versus the same period in fiscal 2010.

INCOME TAX EXPENSE

Income taxes were approximately $2.2 million in the first quarter of fiscal 2011 and $1.6 million for the first quarter of fiscal 2010.  The effective rate for the first quarter of fiscal 2011 was approximately 47% as compared to 53% for the first quarter of fiscal 2010.  Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  The decrease in the effective rate in the first quarter of fiscal 2011 as compared to the same period one year ago is due to the lower level of losses in lower tax foreign countries and was partially offset by the higher anticipated domestic effective rate which results from the elimination of the research and development tax credit.  In the first quarter of fiscal 2010, the pre-tax losses in China were approximately $1.4 million as compared to pre-tax income of approximately $0.1 million in the first quarter of fiscal 2011.  This inclusion of pre-tax losses at lower rates causes the effective rate to increase.  Currently, there are efforts underway in Congress to reinstate the research and development tax credit effective on January 1, 2010.  If that were to occur, we would recognize the benefits of the reinstatement at the time it becomes law.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $119.1 million at July 31, 2010 and $115.6 million at May 1, 2010.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first quarter of fiscal 2011 was $13.6 million.  Net income of $2.4 million plus $5.3 million in changes in net operating assets, adjusted by depreciation and amortization of $5.1 million, $0.8 million of stock-based compensation, and $0.1 million of various other items, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets for the first three months of fiscal 2011 were the decreases in accounts receivable, long-term receivables, inventories, and costs and estimated earnings in excess of billings and increases in customer deposits.  These changes were offset by decreases in accounts payable, billing in excess of costs and estimated earnings, accrued expenses and warranty obligations, and income taxes payable.  The decrease in accounts receivables and inventories was the result of the lower level of net sales; however, days sales outstanding increased by two days over fiscal 2010 year-end levels.  Days inventory outstanding decreased slightly as compared to the end of fiscal 2010.  Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $3.2 million for the first quarter fiscal 2011 included $1.7 million for purchases of property and equipment and a $1.8 million loan to a related party of an equity investee, which was offset by $0.1 million of proceeds from insurance for assets destroyed in a fire and $0.1 million from sale of property and equipment.  During the first quarter of fiscal 2011, we invested approximately $0.8 million in manufacturing equipment, $0.3 million in product demonstration equipment, and $0.6 million in information systems infrastructure, including software.  These investments were made primarily for maintaining existing infrastructure rather than for growth needs.  As of the end of the first quarter of fiscal 2011, capital expenditures were 1.7% of net sales

Cash used by financing activities of $3.8 million for the first quarter of fiscal 2011 consisted of the dividend paid to shareholders of $4.1 million on June 25, 2010, which was partially offset by $0.3 million of proceeds from the exercise of stock options.

Included in receivables as of July 31, 2011 was approximately $1.9 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the first quarter of fiscal 2011 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $4.6 million for the first quarter of fiscal 2011 as compared to $5.9 million for the first quarter of fiscal 2010. We intend to incur expenditures at a rate of approximately 4.75% to 5.5% of fiscal year 2011 net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank that was amended on November 12, 2009, which provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2010. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA, as defined.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.7% at July 31, 2010.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of July 31, 2010, there were no advances under the line of credit.

The credit agreement is unsecured.  In addition to provisions that limit dividends to the current year net profits after tax, the credit agreement also requires us to be in compliance with the following financial ratios:

a.
A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and

b.	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter

We were in compliance with all applicable covenants as of July 31, 2010 and expect to be in compliance with all applicable covenants at the end of fiscal year 2011.  The minimum fixed charge coverage ratio as of July 31, 2010 was 6.2 to 1, and the ratio of interest-bearing debt to EBITDA as of July 31, 2010 was approximately 0.1 to 1.

On June 4, 2010, our Board declared an annual dividend payment of $0.10 per share on our common stock for the fiscal year ended May 1, 2010.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At July 31, 2010, we had approximately $35.0 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through July 31, 2010, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the first quarter of fiscal 2011 were approximately 15.0% of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of July 31, 2010, our outstanding debt and marketing obligations approximated less than $1.0 million, substantially all of which was in fixed rate obligations. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of July 31, 2010, our outstanding long-term receivables were approximately $22.4 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the last quarters of fiscal year 2011 and subsequent fiscal years.  Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years (dollars in thousands)
	2011	2012	2013	2014	2015	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$7,184	$3,447	$3,315	$1,982	$1,872	$4,427
Average interest rate	8.4%	8.1%	8.1%	8.3%	8.5%	8.4%
Liabilities:
Long- and short-term debt
Fixed-rate	$27	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$222	$216	$200	$169	$61	$59
Average interest rate	8.5%	8.7%	8.7%	8.9%	8.9%	9.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $66.9 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2010, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2010, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 1, 2010.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  [REMOVED AND RESERVED]

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

(1) Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 3, 2010