Form 10-Q
period 2010-10-30
DAKTRONICS INC /SD/
filed 2010-12-03
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2010

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 29, 2010 was 41,462,875.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 30, 2010

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of October 30, 2010 and May 1, 2010		2
	Consolidated Statements of Operations for Three and Six Months
	Ended October 30, 2010 and October 31, 2009		4
	Consolidated Statements of Cash Flows for the Three and Six Months
	Ended October 30, 2010 and October 31, 2009		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and
	Results of Operations		12
Item 3. Quantitative and Qualitative Disclosures About Market Risk			22
Item 4. Controls and Procedures			23

Part II. Other Information
Item 1. Legal Proceedings			23
Item 1A. Risk Factors			23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			23
Item 3. Defaults Upon Senior Securities			23
Item 4. [Removed and Reserved]			24
Item 5. Other Information			24
Item 6. Exhibits			24

Signature			25

Exhibit Index:
Ex.	31.1
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 30,	May 1,
	2010	2010
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,189	$63,603
Restricted cash	1,613	1,264
Accounts receivable, less $2,834 allowance for doubtful accounts	52,744	45,018
Inventories	42,594	35,673
Costs and estimated earnings in excess of billings	24,432	25,233
Current maturities of long-term receivables	5,766	6,232
Prepaid expenses and other	4,635	5,838
Deferred income taxes	12,800	12,578
Income tax receivables	4,574	7,444
Property and equipment available for sale	182	182
Total current assets	214,529	203,065

Advertising rights, net	859	1,348
Long-term receivables, less current maturities	14,135	13,458
Goodwill	3,305	3,323
Intangible and other assets	3,093	3,710
Deferred income taxes	63	62
	21,455	21,901

PROPERTY AND EQUIPMENT:
Land	1,471	1,471
Buildings	55,174	55,353
Machinery and equipment	55,429	54,058
Office furniture and equipment	51,276	53,831
Equipment held for rental	1,056	1,630
Demonstration equipment	8,587	8,969
Transportation equipment	3,577	4,256
	176,570	179,568
Less accumulated depreciation	102,933	98,683
	73,637	80,885
TOTAL ASSETS	$309,621	$305,851

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	October 30,	May 1,
	2010	2010
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,902	$23,149
Accrued expenses and warranty obligations	37,886	33,443
Current maturities of long-term debt and marketing obligations	407	322
Billings in excess of costs and estimated earnings	14,145	13,105
Customer deposits	10,981	9,348
Deferred revenue (billed or collected)	7,773	7,766
Income taxes payable	723	361
Total current liabilities	99,817	87,494

Long-term marketing obligations, less current maturities	568	600
Long-term warranty obligations and other payables	4,181	4,229
Deferred income taxes	2,667	2,167
Long-term deferred revenue (billed or collected)	7,530	4,308
Total long-term liabilities	14,946	11,304
TOTAL LIABILITIES	114,763	98,798

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 41,356,639 and 41,063,219 shares
issued at October 30, 2010 and May 1, 2010, respectively	31,310	29,936
Additional paid-in capital	19,493	17,731
Retained earnings	144,499	159,842
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(435)	(447)
TOTAL SHAREHOLDERS' EQUITY	194,858	207,053
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$309,621	$305,851

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net sales	$126,919	$115,362	$227,421	$228,815
Cost of goods sold	94,102	81,800	168,017	165,183
Gross profit	32,817	33,562	59,404	63,632

Operating expenses:
Selling	12,600	12,888	24,936	27,255
General and administrative	5,624	5,959	11,212	12,493
Product design and development	4,561	5,534	9,114	11,404
	22,785	24,381	45,262	51,152
Operating income	10,032	9,181	14,142	12,480

Nonoperating income (expense):
Interest income	383	379	838	753
Interest expense	(41)	(63)	(77)	(110)
Other income (expense), net	167	(711)	262	(1,313)

Income before income taxes	10,541	8,786	15,165	11,810
Income tax expense	3,534	3,937	5,715	5,529
Net income	$7,007	$4,849	$9,450	$6,281

Weighted average shares outstanding:
Basic	41,387	40,962	41,440	40,926
Diluted	41,647	41,277	41,788	41,239

Earnings per share:
Basic	$0.17	$0.12	$0.23	$0.15
Diluted	$0.17	$0.12	$0.23	$0.15

Cash dividends paid per share	$0.50	$-	$0.60	$0.095

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 30,	October 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,450	$6,281
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	9,777	11,123
Amortization	152	157
(Gain) loss on sale of property and equipment	33	(26)
Stock-based compensation	1,733	1,712
Equity in losses of affiliates	36	1,347
Loss on sale of equity investee	-	231
Provision for doubtful accounts	249	(269)
Deferred income taxes, net	278	(299)
Change in operating assets and liabilities	6,426	9,400
Net cash provided by operating activities	28,134	29,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,195)	(6,247)
(Loans)/repayments to/from related parties of equity investees, net	(36)	-
(Purchase)/receipts of receivables from equity investee, net	518	(306)
Proceeds from sale and insurance recoveries of property and equipment	114	-
Proceeds from sale of equity method investments	-	535
Proceeds from sale of property and equipment	168	104
Net cash used in investing activities	(2,431)	(5,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	660	207
Excess tax benefits from stock-based compensation	30	-
Principal payments on long-term debt	(14)	(13)
Dividend paid	(24,794)	(3,874)
Net cash used in financing activities	(24,118)	(3,680)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(201)
INCREASE IN CASH AND CASH EQUIVALENTS	1,586	19,862

CASH AND CASH EQUIVALENTS:
Beginning	63,603	36,501
Ending	$65,189	$56,363

Supplemental disclosures of cash flow information:
Cash payments/(receipts) for:
Interest	$45	$202
Income taxes, net of refunds	(2,213)	8,375

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	421	929
Purchase of property and equipment included in accounts payable	351	-

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

Reclassifications:  Certain reclassifications have been made to the fiscal 2010 consolidated financial statements to conform to the presentation used in the fiscal 2011 consolidated financial statements.  These reclassifications had no affect on shareholders’ equity or net income as previously reported.

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASU 2009-13 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and it significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and may be prospective or retrospective.  We did not choose early adoption of this standard.  We are currently assessing the impact of ASU 2009-13 on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 adds new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2 and 3 fair value measurements. ASU 2010-06 was effective as of January 30, 2010 for our reporting, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, which we adopted on May 2, 2010. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. We adopted the additional disclosures required for all levels of fair value measurements (see Note 10).

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures are required for periods ending on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  We will adopt ASU 2010-20 in the third quarter of fiscal 2011.  The adoption of ASC 2010-20 is not expected to have a material impact on our consolidated financial statements.

Note 3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 30, 2010 and October 31, 2009:

	Net Income	Shares	Per Share Amount
For the three months ended October 30, 2010:
Basic earnings per share	$7,007	41,387	$0.17
Dilution associated with stock compensation plans	-	260	-
Diluted earnings per share	$7,007	41,647	$0.17

For the three months ended October 31, 2009:
Basic earnings per share	$4,849	40,962	$0.12
Dilution associated with stock compensation plans	-	315	-
Diluted earnings per share	$4,849	41,277	$0.12

For the six months ended October 30, 2010:
Basic earnings per share	$9,450	41,440	$0.23
Dilution associated with stock compensation plans	-	348	-
Diluted earnings per share	$9,450	41,788	$0.23

For the six months ended October 31, 2009:
Basic earnings per share	$6,281	40,926	$0.15
Dilution associated with stock compensation plans	-	313	-
Diluted earnings per share	$6,281	41,239	$0.15

Options outstanding to purchase 1,479 shares of common stock with a weighted average exercise price of $19.70 for the three months ended October 30, 2010 and 1,852 shares of common stock with a weighted average exercise price of $17.83 for the three months ended October 31, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 1,529 shares of common stock with a weighted average exercise price of $19.18 for the six months ended October 30, 2010 and 2,312 shares of common stock with a weighted average exercise price of $15.93 for the six months ended October 31, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Note 4. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 30, 2010 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of May 1, 2010	$2,421	$735	$167	$3,323
Foreign currency translation	(10)	(6)	(2)	(18)
Balance as of October 30, 2010	$2,411	$729	$165	$3,305

Note 5. Inventories

Inventories consist of the following:

	October 30,	May 1,
	2010	2010

Raw materials	$18,362	$13,396
Work-in-process	5,869	4,785
Finished goods	17,107	16,077
Finished goods subject to
deferred revenue arrangements	1,256	1,415
	$42,594	$35,673

Finished goods subject to deferred revenue arrangements represent inventory provided to customers on a trial basis and contain contractual provisions which make a purchase probable.

Note 6. Segment Disclosure

We organized our business into five business units which meet the definition of reportable segments under ASC 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment.

Our Commercial segment primarily consists of sales of our video, Galaxy® and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile PST display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net Sales
Commercial	$31,879	$24,873	$55,010	$48,108
Live Events	44,025	48,949	84,708	102,844
Schools & Theatres	21,351	18,766	37,999	37,200
Transportation	11,482	10,590	19,028	23,220
International	18,182	12,184	30,676	17,443
Net Sales	$126,919	$115,362	$227,421	$228,815

Contribution Margin
Commercial	$4,861	$3,470	$6,849	$4,369
Live Events	6,270	10,358	11,346	20,232
Schools & Theatres	3,482	2,193	6,510	4,656
Transportation	2,938	2,764	4,476	6,249
International	2,666	1,889	5,287	871
Total Contribution Margin	20,217	20,674	34,468	36,377

Non-Allocated Operating Expenses
General & Administrative	5,624	5,959	11,212	12,493
Product Development	4,561	5,534	9,114	11,404
Operating Income	10,032	9,181	14,142	12,480

Nonoperating income (expense):
Interest income	383	379	838	753
Interest expense	(41)	(63)	(77)	(110)
Other income (expense), net	167	(711)	262	(1,313)

Income before income taxes	10,541	8,786	15,165	11,810
Income tax expense	3,534	3,937	5,715	5,529
Net Income	$7,007	$4,849	$9,450	$6,281

Depreciation and amortization
Commercial	$1,661	$1,779	$3,362	$3,650
Live Events	1,525	1,901	3,176	3,736
Schools & Theatres	654	714	1,343	1,450
Transportation	361	419	711	909
International	220	230	446	440
Unallocated corporate depreciation	435	521	891	1,095
	$4,856	$5,564	$9,929	$11,280

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
October 30, 2010	$106,412	$20,507	$126,919
October 31, 2009	101,017	14,345	115,362

Net sales for six months ended:
October 30, 2010	$191,761	$35,660	$227,421
October 31, 2009	207,619	21,196	228,815

Long-lived assets at:
October 30, 2010	$71,699	$1,938	$73,637
May 1, 2010	78,465	2,420	80,885

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 7. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity on an annual basis.

A summary of comprehensive income is as follows:

	Six Months Ended
	October 30,	October 31,
	2010	2009
Net income	$9,450	$6,281
Net foreign currency translation adjustment	12	(23)
Total comprehensive income	$9,462	$6,258

Note 8.  Commitments and Contingencies

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

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the term of warranty on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the revenue is recognized.  Factors that affect our warranty liability include historical and anticipated claims costs.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary to reflect our best estimate of expected costs of warranty claims.

Changes in our product warranties for the six months ended October 30, 2010 consisted of the following:

Amount
Beginning accrued warranty costs	$18,866
Warranties issued during the period	4,008
Settlements made during the period	(7,759)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	5,318
Ending accrued warranty costs	$20,433

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase. The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional one year past its current term, which ends May 31, 2011, and contains an option to purchase the property subject to the lease on or before May 31, 2011 for $8,400.  Rental expense for operating leases was $1,739 and $1,700 for the six months ended October 30, 2010 and October 31, 2009, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 30, 2010:

Fiscal years ending	Amount
2011	$1,550
2012	2,255
2013	1,532
2014	1,062
2015	795
Thereafter	1,086
Total	$8,280

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of October 30, 2010, we were obligated to purchase inventory and advertising rights through fiscal 2014 as follows:

Fiscal years ending	Amount
2011	$1,019
2012	1,328
2013	2,308
2014	759
Total	$5,414

Note 9.  Income Taxes

As of October 30, 2010, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized. We recognize interest and penalties related to income tax matters in income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2007, 2008, 2009 and 2010 are the only years remaining open under statutes of limitations. Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2004.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

Note 10.  Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value, consisting of level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability), and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities).  A financial asset’s or liability’s classification within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Our financial assets as of October 30, 2010 and May 1, 2010, measured at fair value on a recurring basis, were $53,517 and $58,635, respectively, which consisted of money market funds.  We used level 1 inputs to determine the fair value of our financial assets.  We had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to initial recognition except as it relates to goodwill and long-lived assets.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations during the first six months of fiscal 2011 or fiscal 2010.  No material impairments of our long-lived assets were recognized during the first six months of fiscal 2011 or fiscal 2010.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as intangible and other assets and may be measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $100 at October 30, 2010 and May 1, 2010. The fair value of our cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the value of these investments. When measured on a nonrecurring basis, our cost method investments are considered level 3 assets in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Note 11.  Investments in Affiliates

We have a variable interest in Outcast Media International, Inc. (“Outcast”).  Outcast operates the largest pumptop display network in the United States.  The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it. Our analysis included reviewing the amount of financial support, equity at risk, and board influence.  Our interest in Outcast consists of a 37% equity interest and convertible debt of approximately $500.   During fiscal 2010, we had written down our equity investment to zero and began writing down the convertible note based on our ownership level of the convertible debt compared to all outstanding convertible debt of Outcast.  At May 1, 2010, both the equity interest and convertible debt had been written down to zero.

As of May 1, 2010, we were obligated under a guarantee related to certain third party debt obligations of Outcast.  Our exposure pursuant to that guarantee was $0 and $1,900 as of October 30, 2010 and May 1, 2010, respectively.   In addition, as of May 1, 2010, Outcast owed us approximately $1,060 under a secured note arrangement.  During the fourth quarter of fiscal 2010, we entered into an agreement which required us at closing, which occurred in May 2010, to loan $1,900 to an investment fund managed by the Chairman of Outcast to be used to satisfy the Outcast obligations that were subject to our guarantee.  As a result, subsequent to May 1, 2010, Outcast’s obligations to the third party were satisfied, and we no longer had an obligation pursuant to the guarantee.  In exchange for the funds related to the guarantee and the exchange of the senior note, we received a secured note from the investment fund for the face amount of the obligations.  The note received from the investment fund matures on the earlier of the receipt of proceeds from the sale of portfolio investments held by the investment fund or December 31, 2010.  During the second quarter of fiscal 2011, we received payments of approximately $1,800 on the secured note.  As a result of the foregoing agreements and an analysis of the value of underlying assets pledged to pay off the notes, we determined that as of October 30, 2010 and May 1, 2010, we did not have any losses to recognize related to the secured note and the guarantee.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.1%	70.9%	73.9%	72.2%
Gross profit	25.9%	29.1%	26.1%	27.8%
Operating expenses	18.0%	21.1%	19.9%	22.3%
Operating income	7.9%	8.0%	6.2%	5.5%
Interest income	0.3%	0.3%	0.4%	0.3%
Income expense	0.0%	(0.1)%	0.0%	0.0%
Other income (expense), net	0.1%	(0.6)%	0.1%	(0.6)%
Income before income taxes	8.3%	7.6%	6.7%	5.2%
Income tax expense	2.8%	3.4%	2.5%	2.4%
Net income	5.5%	4.2%	4.2%	2.8%

NET SALES

The following table sets forth net sales and orders by business unit for the periods indicated:

	Three Months Ended			Six Months Ended
	October 30,		October 31,	October 30,			October 31,
	2010		2009	2010			2009
Net Sales	Amount	Percent Change	Amount	Amount	Percent Change		Amount
Commercial	$31,879	28.2%	$24,873	$55,010	14.3%		$48,108
Live Events	44,025	(10.1)	48,949	84,708	(17.6)		102,844
Schools & Theatres	21,351	13.8	18,766	37,999	2.1		37,200
Transportation	11,482	8.4	10,590	19,028	(18.1)		23,220
International	18,182	49.2	12,184	30,676	75.9		17,443
	$126,919	10.0%	$115,362	$227,421	(0.6	) %	$228,815

Orders
Commercial	$25,666	13.8%	$22,546	$58,712	34.5%		$43,663
Live Events	26,864	(27.6)	37,102	64,000	(21.4)		81,450
Schools & Theatres	14,030	(13.2)	16,172	35,602	(5.8)		37,796
Transportation	9,408	14.3	8,234	21,036	30.9		16,070
International	26,211	106.5	12,694	39,691	67.4		23,708
	$102,179	5.6%	$96,748	$219,041	8.1%		$202,687

Commercial Business Unit. The Commercial business unit is comprised of the reseller and national account business, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

For the second quarter of fiscal 2011 and for the first half of fiscal 2011, net sales in the outdoor advertising business were up slightly as compared to the same periods one year ago; however, orders were up over 56% and 153% for the second quarter and year to date in fiscal 2011 as compared to the same periods one year ago.  In addition to overall better economic conditions in fiscal 2011 compared to fiscal 2010, we were successful in earning back business from a large outdoor advertising company that had not placed significant orders with us during fiscal 2010.  During the second quarter of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for digital billboard deployments for calendar 2011.  Based on this and on conversations with these companies, we believe that orders will begin to rise in the third quarter of fiscal 2011 to the extent we remain successful in earning and retaining this business.  We believe that we are in a good position to benefit from this growth based in part on forecasted orders, announced plans and the market’s reception to our Series 4000 digital billboard product.  We also believe that as a result of declining unit selling prices for digital billboards, the ultimate level of net sales dollars will be significantly lower than it was in fiscal 2008 even if the volume of unit displays is similar.  It is important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which we expect to be a long-term factor that limits deployment of digital displays.

Net sales in the reseller and national account portion of the Commercial business unit increased by more than 30% in the second quarter of fiscal 2011 compared to the same period in fiscal 2010, while orders increased by approximately 5%.  On a year to date basis, net sales and orders rose approximately 16% in fiscal 2011 as compared to fiscal 2010.  The increase in net sales and orders was driven primarily by large contract orders in the first quarter of fiscal 2011 as described in prior filings.  Overall, we believe that this area is showing signs of improvement due primarily to better economic conditions.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.

As a result of the impact of the worsening of the economic and credit environments in early fiscal 2009, the competitive pressures in this business unit increased as competitors went after fewer opportunities.  This competitive pressure put considerable pricing pressure on all aspects of this business unit, which is expected to continue.  This has had an adverse impact on our gross margins and net sales.

Subject to the foregoing, our Commercial business unit generally benefits from increasing product acceptance, lower cost of displays, our distribution network and a stronger advertising market.

In the past, the seasonality of the outdoor advertising niche has been a factor in the fluctuation of our net sales over the course of a fiscal year because the deployment of displays slows in the winter months in the northern United States.  Generally, seasonality is not a material factor in the rest of the Commercial business.  Our estimates for net sales and orders in the Commercial business unit could vary significantly depending on economic and credit factors and our ability to capture business in our national account niche.

Live Events Business Unit. The decrease in net sales in the Live Events business unit for both the second quarter and first six months of fiscal 2011 as compared to the same periods in fiscal 2010 was the result of a decline in revenues from large contracts exceeding $5 million as explained in prior filings and the decline in opportunities resulting from the current adverse economic conditions.  Large contracts contributed approximately $6 million and $17 million in net sales during the second quarter and first six months of fiscal 2011 compared to approximately $11 million and $26 million for the same periods in fiscal 2010.  During the third quarter of fiscal 2010, there was a significant decline in orders for professional baseball facilities and other sports venues which we attributed to the economic conditions at that time.  During the later part of the second quarter and early third quarter of fiscal 2011, we gained more confidence that the professional sports business may be recovering, as we have been successful in getting commitments on larger orders which we expect to book or have already booked in the third quarter of fiscal 2011.  However, we believe that economic conditions are continuing to adversely impact orders in large sports facilities, contributing to lower levels of orders and sales.  Generally, when orders are not booked due to such factors, they are delayed rather than cancelled, usually for a full year until the start of the next season, assuming the economy improves.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure, primarily aggressive pricing by competitors in the Live Events marketplace, that we believe is not sustainable for the long term.  Although it appears that these pressures may be easing somewhat, we believe that this pressure continues to hurt gross profit margins.  In addition, over the next 24 months, most professional sports leagues are expected to be renegotiating labor contracts with players.  This could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin. These competitive factors and general economic conditions also make it difficult to forecast net sales in the Live Events business unit for the rest of fiscal 2011. In addition, although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment may continue to impact this business. There have been transactions which have been delayed due to economic conditions, as previously described, which have had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy improves and we are successful at counteracting competitive pressures.

Our expectations regarding growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; our product and services offerings, which remains the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers. In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems. This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations. Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  However, we also believe that the effects of an adverse economy are generally less on sports related business as compared to our other businesses as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were less than 2% and 1% of total net sales and thus were not material for the first six months of fiscal 2011 and fiscal 2010, respectively.

Schools and Theatres Business Unit.  The increases in net sales in the Schools and Theatres business unit in the second quarter and first six months of fiscal 2011 compared to the same periods in fiscal 2010 are the result of higher custom video and scoring systems due to more opportunities created by our sports marketing business.  Net sales of our standard sports scoreboard products were generally flat for the second quarter and first six months of fiscal 2011 as compared to the same periods one year ago.  We believe that the volatility in the sports portion of the business unit is due to reasons similar to the decline in net sales for the Live Events business.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the impact of declining school budgets has had an adverse impact on orders in this business unit, which seemed to have gotten worse starting in the fourth quarter of fiscal 2010 and appears to be continuing into the first half of fiscal 2011.  A positive aspect of the orders has been the increase in opportunities for larger video systems, primarily in high school facilities that benefit from our sports marketing services that generate the advertising revenue that funds the display systems.  Although it is difficult to project, we believe that the rest of fiscal 2011 could continue to be a challenge for the Schools and Theatres business unit due to the foregoing reasons.  Net sales for the hoist portion of this business unit increased slightly in the second quarter and first six months of fiscal 2011 as compared to the same periods one year ago.  However, the amount of the increase was not material.  For the long term, we believe that this business unit presents growth opportunities once the economy improves.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for both the second quarter and first six months of fiscal 2011 was due to the increase in orders, which was partially offset by parts shortages and other factors delaying deliveries.  Orders remained strong and were higher in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 due to increased opportunities and federal government spending on displays.  We believe that overall growth in this business unit is the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects, including large increases associated with intelligent transportation systems, and to us gaining market share.  We expect that net sales in the Transportation business unit could increase in fiscal 2011 as compared to fiscal 2010 primarily due to the higher backlog at the beginning of fiscal 2011 as compared to fiscal 2010.

Similar to other business units, it appears that the competitive environment has become more intense in this area as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins in future quarters.

International Business Unit.  The increase in net sales in the International business unit during the second quarter and first six months of 2011 compared to the same periods in fiscal 2010 was the result of the higher backlog at the beginning of fiscal 2011 as compared to the backlog at the beginning of fiscal 2010 and the increase in orders.   Included in our orders for the second quarter of fiscal 2011 is a large project in excess of $10 million for a new arena in Mexico.  This had a significant impact on orders for the quarter and year to date.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  We believe that as the economy has improved, our orders have increased as we continued to develop a local presence in foreign markets.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities began to increase in late fiscal 2010 and orders are rising.  However, as a result of the competitive pressures, we expect to continue to see more challenges to gross profit to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 1% of net sales for the first six months and for the second quarter of fiscal 2011 and 2010.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog.  The product order backlog as of October 30, 2010 was approximately $121 million as compared to $90 million as of October 31, 2009 and $144 million at the end of the first quarter of fiscal 2011.  Historically, our backlog varies due to the timing of large orders.  The backlog increased from one year ago in all business units except for the Live Events and the Schools and Theatres business units.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  Backlog also varies significantly due to customer delivery expectations.  In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

	Three Months Ended
	October 30,			October 31,
	2010			2009
	Amount	Percent Change	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Commercial	$8,075	19.7%	25.3%	$6,745	27.1%
Live Events	9,728	(29.5)	22.1	13,795	28.2
Schools & Theatre	6,065	13.9	28.4	5,324	28.4
Transportation	3,755	5.4	32.7	3,561	33.6
International	5,194	25.5	28.6	4,137	33.9
	$32,817	(2.2)%	25.9%	$33,562	29.1%

	Six Months Ended
	October 30,			October 31,
	2010			2009
	Gross Profit	Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$13,177	16.4%	24.0%	$11,324	23.5%
Live Events	18,219	(34.4)	21.5	27,760	27.0
Schools & Theatre	11,604	5.8	30.5	10,969	29.5
Transportation	6,172	(23.1)	32.4	8,024	34.6
International	10,232	84.2	33.4	5,555	31.8
	$59,404	(6.6)%	26.1%	$63,632	27.8%

For the second quarter of fiscal 2011 as compared to the same period in fiscal 2010, gross profit as a percent of sales declined due to higher warranty costs and lower margins on large contracts.   Warranty costs were approximately $1 million higher in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 and the gross profit percentage on large contracts declined by approximately six percentage points.

For the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, the decline in gross profit as a percent of sales is primarily the result of lower margins on large contracts. The gross profit percent declined by approximately five percentage points in the first six months of fiscal 2011 compared to the same period in fiscal 2010.

The decline in large contract gross profit percentage was primarily due to the competitive factors described above.  Gross profit percentages were relatively flat in the second quarter and first six months of fiscal 2011 and fiscal 2010 on small contract sales.  Large contracts were approximately 62% and 59% of net sales in the second quarter of fiscal 2011 and fiscal 2010, respectively.  For the first six months of fiscal 2011 and fiscal 2010 large contracts were approximately 62% of net sales.  Warranty costs increased to approximately 4.9% of sales in the second quarter of fiscal 2011 as compared to approximately 2.7% in the second quarter of fiscal 2010.  Warranty costs for the first six months of fiscal 2011 were approximately 3.8% compared to 3.1% for the first six months of fiscal 2010.  Included in warranty costs for the second quarter of fiscal 2011 was approximately $3 million to address issues with a certain type of module being susceptible to corrosion in outdoor environments.  This module was included in displays sold primarily from 2007 through 2009.

We have been challenged with higher than expected warranty costs for the past two fiscal years.  During fiscal 2009, in order to reduce these costs, we began expending significant effort on developing, and brought to market in late fiscal 2010, our new DVX technology which is a common module platform that over time will replace the different and unique modules for each of our display resolutions and types.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that this technology and investments in quality initiatives will drive down warranty costs over the long-term.

One of the more significant impacts that we have been experiencing since the middle of fiscal 2009 is the high level of fixed costs as a percentage of sales within manufacturing.  Because we believe that in the future our business will rebound and sales will grow, we also believe that over time we will gain leverage in gross profit percentage.  As a result, we have not decreased some of the fixed cost infrastructure, as that would significantly impair our ability to respond to rising sales in the future.  Total manufacturing conversion costs for the second quarter of fiscal 2011 and fiscal 2010 were approximately $16.3 million and $15.4 million for the second quarter of fiscal 2010.  For the first six months of fiscal 2011, total manufacturing conversion costs were approximately $32.3 million as compared to $31.7 for the same period last year.

Within the Commercial business unit, the gross profit percent increased as a result of improvements in services-related business which more than offset declines on display system sales for the first six months of fiscal 2011 compared to the same period last year.  The majority of the improvement was in the outdoor advertising niche.  Due to the expected increase in digital billboard business, we expect that gross profit percents will decrease in the future, but that gross profit dollars will increase because the gross profit percentage on digital billboards is lower than other products within the Commercial business unit.

Gross profit percents declined in the Live Events business unit for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, primarily as a result of the impact of competitive factors described above.  This was partially offset by a decline in warranty costs as a percentage of sales on a fiscal year to date basis.  We expect that gross profit percents on large contracts will decrease in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2011 as a result of the lower estimated gross margin percent in the current backlog.

Gross profit percents in the Schools and Theatres business unit increased for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of improvements in standard catalogue display systems.

Gross profit in our Transportation business unit decreased for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of declines on large contracts due primarily to competitive factors as described above.

Within the International business unit, gross profit increased for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of better margins on projects and better utilization of facilities in Asia due to the higher net sales there.

It is difficult to project gross profit levels for the rest of fiscal 2011 as a result of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.

OPERATING EXPENSES

	Three Months Ended
	October 30,			October 31,
	2010			2009
	Operating Expense	Percent Change	As a Percent of Net Sales	Operating Expense	As a Percent of Net Sales
Selling	$12,600	(2.2)%	9.9%	$12,888	11.2%
General and administrative	5,624	(5.6)	4.4	5,959	5.2
Product design and development	4,561	(17.6)	3.6	5,534	4.8
	$22,785	(6.5)%	18.0%	$24,381	21.1%

	Six Months Ended
	October 30,			October 31,
	2010			2009
	Operating Expense	Percent Change	As a Percent of Net Sales	Operating Expense	As a Percent of Net Sales
Selling	$24,936	(8.5)%	11.0%	$27,255	11.9%
General and administrative	11,212	(10.3)	4.9	12,493	5.5
Product design and development	9,114	(20.1)	4.0	11,404	5.0
	$45,262	(11.5)%	19.9%	$51,152	22.4%

Operating expenses are comprised of selling, general and administrative expenses and product design and development costs.  The changes in the various components of operating expenses are explained below.  As a result of the downturn in orders and net sales that started during the second quarter of fiscal 2009, we began to reduce all types of operating expenses to partially keep pace with the declining net sales. Although we will continue efforts to reduce costs, the ultimate level of decreased spending is difficult to estimate, as it involves continuous and evolving efforts. Our most significant cost factor within operating expense is personnel related costs, and our approach prior to the second quarter of fiscal 2011 was focused on allowing attrition and limited reductions in workforce, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs. In addition, we implemented a wage freeze for salaried employees and various other cost reduction initiatives in fiscal 2010.  Since the first quarter of fiscal 2009, we have reduced operating expenses by almost 15%.  During the fourth quarter of fiscal 2010, we reduced the number of our full-time employees by approximately 7%, which provided annual savings in excess of $5 million. We removed the wage freeze beginning in fiscal 2011.  These cost savings are spread among all areas of the company and began impacting operating expenses in the first quarter of fiscal 2011.  We have added mandatory time off for many of our employees during the third quarter to counteract the lower level of sales that typically occur in the third quarter of each fiscal year.  However, at the current level of sales and based on our expectations for the next two fiscal quarters, we believe that there are areas where we may need to invest in additional personnel on a conservative basis as the economy recovers.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses for the second quarter of fiscal 2011 were lower than selling expenses in the same quarter of fiscal 2010.   A decrease in personnel costs, including a decrease in taxes and benefits of approximately $0.8 million and a decrease of $0.7 million in depreciation were offset by a $0.4 million increase in costs of conventions and suites, a $0.3 million increase in bad debt expense, $0.3 million increase in commissions and consulting expenses, and a $0.1 million increase in various other categories.  The decrease in depreciation costs is a reflection of cost savings initiatives.  The increase in costs of conventions and entertainment suites is a result of increased attendance at trade shows and the costs of suites at facilities that include our displays which we use to demonstrate for prospective customers.  The increase in bad debt expense is due to the inherent volatility of bad debt expense that we experience.  Throughout the rest of fiscal 2011, we believe that selling expenses will decrease from their level in fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles and supplies.

General and administrative expenses decreased in the second quarter of fiscal 2011 over the same period in fiscal 2010 due to decreases of $0.3 million in personnel costs, including taxes and benefits, along with decreases in other expenses of $0.1 million, the majority of which was in professional and consulting fees.  Generally, all declines in spending within this area are due to ongoing cost reduction efforts.  Throughout the rest of fiscal 2011, we anticipate general and administrative costs will be slightly up from the current level but below their level in fiscal 2010.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Investments in our DVX technology and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continued to drive product design and development expenses.  The decline in the second quarter of fiscal 2011 as compared to the same period one year ago is the result of the lower level of personnel as a result of the reductions in the fourth quarter of fiscal 2010 previously described and the higher percentage of engineering time charged to large contracts as opposed to product development.  This allocation of time can vary quarter to quarter based on the contracts in progress.  We expect that product development costs will decrease in dollars for all of fiscal 2011, but will likely exceed our long-term target of approximately 4% of net sales.

CONTRIBUTION MARGIN BY SEGMENT

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment:

	Three Months Ended				Six Months Ended
	October 30,			October 31,	October 30,			October 31,
	2010			2009	2010			2009
	Amount	Percent Change		Amount	Amount	Percent Change		Amount
Contribution Margin
Commercial	$4,861	40.1%		$3,470	$6,849	56.8%		$4,369
Live Events	6,270	(39.5)		10,358	11,346	(43.9)		20,232
Schools & Theatres	3,482	58.8		2,193	6,510	39.8		4,656
Transportation	2,938	6.3		2,764	4,476	(28.4)		6,249
International	2,666	41.1		1,889	5,287	507.0		871
Segment Contribution Margin	$20,217	(2.2	) %	$20,674	$34,468	(5.2	) %	$36,377

Contribution margin by segment is equal to gross profit less selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s actual performance on a stand-alone basis.  Therefore we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All business units’ results were impacted as a result of the changes in sales and gross profit as previously described.  The remainder of the changes for both the second quarter and first six months of fiscal 2011 compared to the same periods one year ago resulted from changes in selling expense.

In the Commercial business unit, selling expenses were down approximately 9% for the first six months of fiscal 2011 and flat for the second quarter of fiscal 2011, compared to the same periods in fiscal 2010.   The changes for the fiscal year to date were primarily due to lower payroll costs, and the changes for the second quarter were the result of lower payroll costs offset by higher marketing and travel costs.

In the Live Events business unit, selling expenses declined by 9% for the first six months of fiscal 2011 compared to the same period in fiscal 2010.  For the second quarter of fiscal 2011, selling expenses in this business unit were flat compared to one year ago.  In the Live Events business unit, reductions in payroll costs were offset by increased marketing expenses which were higher in the second quarter of fiscal 2011.

Selling expenses for the Schools and Theatres business unit declined by 18% and 19% respectively for the second quarter and the first six months of fiscal 2011 as compared to the same periods in fiscal 2010.

In the Transportation business unit, selling expenses were generally flat for the second quarter and the first six months of fiscal 2011 compared to the same periods one year ago.

In the International business unit, selling expenses increased approximately $0.3 million for the second quarter and first six months of fiscal 2011 compared to the same period one year ago due to higher commission costs.

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

Interest income remained flat at $0.4 million for both the second quarter of fiscal 2011 and fiscal 2010.  For the first six months of fiscal 2011 and fiscal 2010, interest income remained flat at $0.8 million.  We expect that the amount of interest income will increase in fiscal 2011 over fiscal 2010 due to higher levels of interest income we anticipate receiving as we re-deploy excess cash into higher yielding investments.

Interest expense decreased slightly for the second quarter and first six months of fiscal 2011 as compared to the second quarter of and first six months fiscal 2010 and is not material to our financial results.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2011.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased for the second quarter of fiscal 2011 to a gain of $0.1 million as compared to a loss of $0.7 million for the second quarter of fiscal 2010.  For the first six months of fiscal 2011, it increased to $0.2 million as compared to a loss of $1.3 million for the first six months of fiscal 2010.  The increase was a result of the loss of $0.2 million in the first quarter of fiscal 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate, and the recognition of approximately $0.7 million in equity losses related to our investment in Outcast Media International. Inc. (“Outcast”).  We had previously written our investment in Outcast down to zero and are no longer recognizing our share of losses in Outcast.

In addition, as a result of the increase in value of the U.S. dollar, we experienced lower levels of currency losses on U.S. dollar advances to foreign subsidiaries in the first six months of 2011 compared to the same period in fiscal 2010.  On a year-to-date basis, we realized approximately $0.2 million more in currency gains in fiscal 2011 versus the same period in fiscal 2010.

INCOME TAX EXPENSE

Income taxes were approximately $3.5 million in the second quarter of fiscal 2011 and $3.9 million for the second quarter of fiscal 2010.  For the first six months of fiscal 2011, income taxes were $5.7 million as compared to $5.5 million for the first six months of fiscal 2010.  The effective rate for the second quarter of fiscal 2011 was approximately 33.5% as compared to 44.8% for the second quarter of fiscal 2010.  The effective rate for the first six months of fiscal 2011 was approximately 37.7% as compared to 46.8% for the first six months of fiscal 2010.  Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  The decrease in the effective rate in the second quarter of fiscal 2011 as compared to the same period one year ago is due to the lower level of losses in lower tax foreign countries and the impact of the higher estimated pretax domestic income for fiscal 2011 as compared to fiscal 2010.  The higher level of pretax income reduces the impact of the differences that cause the statutory rate to deviate from the effective tax rate have on the overall effective tax rate.  These positive factors have been partially reduced by the elimination of the research and development tax credit in the United States.   Currently, there are efforts underway in Congress to reinstate the research and development tax credit retroactively to January 1, 2010.  If that were to occur, we would recognize the benefits of the reinstatement at the time it becomes law.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $114.7 million at October 30, 2010 and $115.6 million at May 1, 2010.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first six months of fiscal 2011 was $28.1 million.  Net income of $9.5 million plus $6.4 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $9.9 million, $1.7 million of stock-based compensation, and $0.6 million of various other items, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets for the first six months of fiscal 2011 as compared to the same period in fiscal 2010 were the decreases in accounts receivable and inventories.  These changes were offset by increases in accounts payable, billing in excess of costs and estimated earnings, customer deposits, and various other liabilities and decreases in income taxes receivable, long-term receivables, prepaid expenses and various other assets.  The decrease in accounts receivables and inventories in the first six months of fiscal 2011 as compared to the same period in fiscal 2010 was the result of the lower level of net sales; however, days sales outstanding increased by four days over fiscal 2010 year-end levels.  Days inventory outstanding increased by six days as compared to the end of fiscal 2010.  Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $2.4 million for the first six months of fiscal 2011 included $3.2 million for purchases of property and equipment, which was offset by $0.5 million net collections from receivables from Outcast and $0.1 million of proceeds from insurance for assets destroyed in a fire and $0.2 million from sale of property and equipment.  During the first six months of fiscal 2011, we invested approximately $1.2 million in manufacturing equipment, $1.0 million in product demonstration equipment, $0.9 million in information systems infrastructure, including software, and $0.1 million of other various assets.  These investments were made primarily for maintaining existing infrastructure rather than for growth needs.  As of the end of the first six months of fiscal 2011, capital expenditures were 1.4% of net sales.

Cash used by financing activities of $24.1 million for the first six months of fiscal 2011 consisted of the dividends paid to shareholders of $4.1 million on June 25, 2010 and $20.7 million on October 14, 2010, which were partially offset by $0.7 million of proceeds from the exercise of stock options.

Included in receivables as of October 30, 2011 was approximately $2.7 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the first quarter of fiscal 2011 included the enhancement of existing products and the development of new products from existing technologies. Product design and development expenses were $4.6 million for the second quarter of fiscal 2011 as compared to $5.5 million for the second quarter of fiscal 2010. We intend to incur expenditures at a rate of approximately 4.75% to 5.5% of fiscal 2011 net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays. We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a bank that was amended on November 2, 2010.  It provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2011. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at October 30, 2010.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of October 30, 2010, there were no advances under the line of credit.

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

We were in compliance with all applicable covenants as of October 30, 2010 and expect to be in compliance with all applicable covenants at the end of fiscal 2011.  The special dividend paid on October 14, 2010 is excluded from the computation of the fixed charge coverage ratio and is not subject to the limitations on dividends set forth in the credit agreement.  The minimum fixed charge coverage ratio as of October 30, 2010 was 35-to-1, and the ratio of interest-bearing debt to EBITDA as of October 30, 2010 was approximately 0.04-to-1.

On June 4, 2010, our Board declared an annual dividend payment of $0.10 per share on our common stock for the fiscal year ended May 1, 2010, which was paid on June 25, 2010.  On September 17, 2010, our Board declared a special dividend payment of $0.50 per share on our common stock, which was paid on October 14, 2010.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At October 30, 2010, we had approximately $35.7 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through October 30, 2010, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. Net sales originating outside the United States for the second quarter of fiscal 2011 and for the six months ended October 30, 2010 were approximately 16.2% and 15.7% of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations. However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables. We maintain a blend of both fixed and floating rate debt instruments. As of October 30, 2010, our outstanding debt and marketing obligations approximated less than $1.0 million, substantially all of which was in fixed rate obligations. For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of October 30, 2010, our outstanding long-term receivables were approximately $19.9 million. Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the remaining two quarters of fiscal 2011 and subsequent fiscal years.  Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$2,909	$3,772	$3,656	$2,255	$2,151	$4,699
Average interest rate	8.9%	8.2%	8.1%	8.3%	8.4%	8.3%
Liabilities:
Long- and short-term debt
Fixed-rate	$14	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion
Fixed-rate	$152	$271	$218	$187	$67	$66
Average interest rate	8.4%	8.7%	8.7%	9.0%	8.9%	9.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $61.3 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries. A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 30, 2010, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 30, 2010, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 3, 2010