Form 10-Q
period 2011-01-29
DAKTRONICS INC /SD/
filed 2011-03-04
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 29, 2011

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 25, 2011 was 41,559,556.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 29, 2011

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of January 29, 2011 and May 1, 2010		2
	Consolidated Statements of Operations for Three and Nine Months
	Ended January 29, 2011 and January 30, 2010		4
	Consolidated Statements of Cash Flows for the Nine Months
	Ended January 29, 2011 and January 30, 2010		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations			14
Item 3. Quantitative and Qualitative Disclosures About Market Risk			26
Item 4. Controls and Procedures			27

Part II. Other Information
Item 1. Legal Proceedings			27
Item 1A. Risk Factors			27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			27
Item 3. Defaults Upon Senior Securities			27
Item 4. [Removed and Reserved]			27
Item 5. Other Information			27
Item 6. Exhibits			27

Signature			28

Exhibit Index:
Ex.	31.1
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 29,	May 1,
	2011	2010
	(unaudited)	(note 1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,549	$63,603
Restricted cash	1,417	1,264
Marketable securities	16,869	-
Accounts receivable, less allowance for doubtful accounts	44,642	45,018
Inventories	46,875	35,673
Costs and estimated earnings in excess of billings	25,567	25,233
Current maturities of long-term receivables	4,720	6,232
Prepaid expenses and other assets	5,454	5,838
Deferred income taxes	10,612	12,578
Income tax receivables	8,583	7,444
Property and equipment available for sale	69	182
Total current assets	222,357	203,065

Advertising rights, net	731	1,348
Long-term receivables, less current maturities	13,695	13,458
Goodwill	3,334	3,323
Intangible and other assets	2,812	3,710
Deferred income taxes	64	62
	20,636	21,901

PROPERTY AND EQUIPMENT:
Land	1,497	1,471
Buildings	55,308	55,353
Machinery and equipment	56,577	54,058
Office furniture and equipment	51,776	53,831
Equipment held for rental	1,316	1,630
Demonstration equipment	8,258	8,969
Transportation equipment	3,612	4,256
	178,344	179,568
Less accumulated depreciation	107,572	98,683
	70,772	80,885
TOTAL ASSETS	$313,765	$305,851

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	January 29,	May 1,
	2011	2010
	(unaudited)	(note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,685	$23,149
Accrued expenses and warranty obligations	36,350	33,443
Billings in excess of costs and estimated earnings	17,030	13,105
Customer deposits	12,364	9,348
Deferred revenue (billed or collected)	8,897	7,766
Current maturities of long-term debt and marketing obligations	310	322
Income taxes payable	876	361
Total current liabilities	102,512	87,494

Long-term marketing obligations, less current maturities	530	600
Long-term warranty obligations and other payables	4,572	4,229
Deferred income taxes	2,374	2,167
Long-term deferred revenue (billed or collected)	4,754	4,308
Total long-term liabilities	12,230	11,304
TOTAL LIABILITIES	114,742	98,798

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
120,000,000 shares; 41,582,406 and 41,063,219 shares
issued at January 29, 2011 and May 1, 2010, respectively	32,541	29,936
Additional paid-in capital	20,431	17,731
Retained earnings	146,329	159,842
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(269)	(447)
TOTAL SHAREHOLDERS' EQUITY	199,023	207,053
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$313,765	$305,851

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Net sales	$99,868	$72,406	$327,289	$301,221
Cost of goods sold	76,226	61,634	244,242	226,817
Gross profit	23,642	10,772	83,047	74,404

Operating expenses:
Selling	12,148	13,155	37,084	40,411
General and administrative	6,047	6,523	17,259	19,016
Product design and development	4,673	5,155	13,787	16,558
Gain on insurance proceeds	-	(1,496)	-	(1,496)
Goodwill impairment	-	1,410	-	1,410
	22,868	24,747	68,130	75,899
Operating income (loss)	774	(13,975)	14,917	(1,495)

Nonoperating income (expense):
Interest income	544	376	1,382	1,129
Interest expense	(41)	(38)	(118)	(149)
Other income (expense), net	557	(265)	818	(1,577)

Income (loss) before income taxes	1,834	(13,902)	16,999	(2,092)
Income tax expense (benefit)	3	(5,531)	5,718	(2)
Net income (loss)	$1,831	$(8,371)	$11,281	$(2,090)

Weighted average shares outstanding:
Basic	41,534	41,004	41,341	40,862
Diluted	42,201	41,004	41,969	40,862

Earnings (loss) per share:
Basic	$0.04	$(0.20)	$0.27	$(0.05)
Diluted	$0.04	$(0.20)	$0.27	$(0.05)

Cash dividend paid per share	$-	$-	$0.60	$0.095

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 29,	January 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,281	$(2,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,760	16,762
Amortization	220	236
Loss (gain) on sale of property and equipment	53	(993)
Stock-based compensation	2,595	2,491
Equity in losses of affiliates	36	1,532
Impairment of goodwill	-	1,410
Loss on sale of equity investee	-	230
Provision for doubtful accounts	(10)	(270)
Deferred income taxes, net	2,172	(554)
Change in operating assets and liabilities	6,267	19,059
Net cash provided by operating activities	37,374	37,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,595)	(12,945)
Purchases of marketable securities	(16,869)	-
Insurance recoveries on property and equipment	114	820
Proceeds from sale of property and equipment	195	-
Other investing activities, net	2,095	(1,241)
Net cash used in investing activities	(20,060)	(13,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,223	365
Excess tax benefits from stock-based compensation	106	60
Principal advances on long-term debt	(14)	(13)
Dividend paid	(24,794)	(3,874)
Net cash used in financing activities	(23,479)	(3,462)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	111	(180)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,054)	20,805

CASH AND CASH EQUIVALENTS:
Beginning	63,603	36,501
Ending	$57,549	$57,306

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$101	$227
Income taxes, net of refunds	4,108	8,752

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	774	1,062
Purchase of property and equipment included in accounts payable	276	993

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

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends Accounting Standards Codification (ASC) 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASU 2009-13 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and it significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted and may be prospective or retrospective.  We did not choose early adoption of this standard.  We are currently assessing the impact of ASU 2009-13 on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures are required for periods ending on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  We adopted ASU 2010-20 in the third quarter of fiscal 2011.  The adoption of ASC 2010-20 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other.  ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012, and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.  This update clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted.  ASU 2010-29 will be effective for us for acquisitions we make after the beginning of fiscal 2012.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 29, 2011 and January 30, 2010:

	Net Income	Shares	Per Share Amount
For the three months ended January 29, 2011:
Basic earnings per share	$1,831	41,534	$0.04
Dilution associated with stock compensation plans	-	667	-
Diluted earnings per share	$1,831	42,201	$0.04

For the three months ended January 30, 2010:
Basic earnings (loss) per share	$(8,371)	41,004	$(0.20)
Dilution associated with stock compensation plans	-	-	-
Diluted earnings (loss) per share	$(8,371)	41,004	$(0.20)

For the nine months ended January 29, 2011:
Basic earnings per share	$11,281	41,341	$0.27
Dilution associated with stock compensation plans	-	628	-
Diluted earnings per share	$11,281	41,969	$0.27

For the nine months ended January 30, 2010:
Basic earnings(loss) per share	$(2,090)	40,862	$(0.05)
Dilution associated with stock compensation plans	-	-	-
Diluted earnings (loss) per share	$(2,090)	40,862	$(0.05)

Options outstanding to purchase 773 shares of common stock with a weighted average exercise price of $25.88 for the three months ended January 29, 2011 and 3,464 shares of common stock with a weighted average exercise price of $12.89 for the three months ended January 30, 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,658 shares of common stock with a weighted average exercise price of $18.49 for the nine months ended January 29, 2011 and 3,464 shares of common stock with a weighted average exercise price of $12.89 for the nine months ended January 30, 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 29, 2011 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of May 1, 2010	$2,421	$735	$167	$3,323
Foreign currency translation	6	4	1	11
Balance as of January 29, 2011	$2,427	$739	$168	$3,334

We perform an analysis of goodwill on an annual basis as of the first business day of our third quarter of each year and more frequently if circumstances warrant.  We performed this analysis as of October 31, 2010.  The result of this analysis indicated that no goodwill impairment existed as of that date.

We performed an additional goodwill impairment test as of January 31, 2010 due to revisions in our forward-looking 12 month forecast during the month of January 2010, which indicated lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units and the decline in our stock price.  Based on our test, we determined that the goodwill associated with the Schools and Theatres business unit of $685 and the goodwill associated with our International business unit of $725 were impaired.

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in fair value of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  Because the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may lead to an impairment.  Furthermore, if orders and sales were to worsen materially and we were unable to respond in ways that preserve future cash flows, an impairment may occur regardless of the market price of our common stock.  As of October 31, 2010, the date of our last analysis, the fair value of each business unit significantly exceeded its respective carrying values.

Note 5. Inventories

Inventories consist of the following:

	January 29,	May 1,
	2011	2010

Raw materials	$19,870	$13,396
Work-in-process	9,707	4,785
Finished goods	16,121	16,077
Finished goods subject to
deferred revenue arrangements	1,177	1,415
	$46,875	$35,673

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

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010
Net Sales:
Commercial	$28,750	$20,903	$83,760	$69,011
Live Events	36,138	22,773	120,846	125,617
Schools & Theatres	11,672	12,325	49,671	49,526
Transportation	11,063	8,087	30,091	31,307
International	12,245	8,318	42,921	25,760
	$99,868	$72,406	$327,289	$301,221

Contribution Margin:
Commercial	$3,423	$(885)	$10,272	$3,484
Live Events	2,837	(2,556)	14,183	17,676
Schools & Theatres	734	(408)	7,244	4,247
Transportation	2,199	852	6,676	7,101
International	2,301	614	7,588	1,485
	11,494	(2,383)	45,963	33,993

Non-Allocated Operating Expenses:
General & administrative	6,047	6,523	17,259	19,016
Product development	4,673	5,155	13,787	16,558
Gain on insurance proceeds	-	(1,496)	-	(1,496)
Goodwill impairment	-	1,410	-	1,410
Operating income (loss)	774	(13,975)	14,917	(1,495)

Nonoperating income (expense):
Interest income	544	376	1,382	1,129
Interest expense	(41)	(38)	(118)	(149)
Other income (expense), net	557	(265)	818	(1,577)

Income (loss) before income taxes	1,834	(13,902)	16,999	(2,092)
Income tax expense (benefit)	3	(5,531)	5,718	(2)
Net income (loss)	$1,831	$(8,371)	$11,281	$(2,090)

Depreciation and amortization:
Commercial	$1,743	$1,794	$5,104	$5,443
Live Events	1,614	1,905	4,790	5,641
Schools & Theatres	658	713	2,001	2,163
Transportation	391	449	1,102	1,360
International	210	325	656	765
Unallocated corporate depreciation	435	1,217	1,327	1,626
	$5,051	$6,403	$14,980	$16,998

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
January 29, 2011	$83,668	$16,200	$99,868
January 30, 2010	62,902	9,504	72,406

Net sales for nine months ended:
January 29, 2011	$275,429	$51,860	$327,289
January 30, 2010	270,521	30,700	301,221

Long-lived assets at:
January 29, 2011	$69,023	$1,749	$70,772
May 1, 2010	78,465	2,420	80,885

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 7. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation and net gains and losses on derivative instruments. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity on an annual basis.

A summary of comprehensive income is as follows:

	Nine Months Ended
	January 29,	January 30,
	2011	2010
Net income (loss)	$11,281	$(2,090)
Net foreign currency translation adjustment	168	(2)
Unrealized gain on derivatives	13	-
Unrealized gain (loss) on available for sale securities	(3)	-
Total comprehensive income (loss)	$11,459	$(2,092)

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

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the revenue is recognized.  Factors that affect our warranty liability include historical and anticipated claims costs.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary to reflect our best estimate of expected costs of warranty claims.

Changes in our product warranties for the nine months ended January 29, 2011 consisted of the following:

Amount
Beginning accrued warranty costs	$18,866
Warranties issued during the period	6,747
Settlements made during the period	(10,813)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	6,106
Ending accrued warranty costs	$20,906

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment.  Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,632 and $2,814 for the nine months ended January 29, 2011 and January 30, 2010, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 29, 2011:

Fiscal years ending	Amount
2011	$834
2012	2,889
2013	2,019
2014	1,514
2015	1,246
Thereafter	1,865
Total	$10,367

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of January 29, 2011, we were obligated to purchase inventory and advertising rights through fiscal 2014 as follows:

Fiscal years ending	Amount
2011	$109
2012	1,296
2013	2,276
2014	760
Total	$4,441

In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations were stopped in this facility until new equipment was installed and the build out was completed in another building in the fourth quarter of fiscal 2010.  Our insurance coverages entitled us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire.  The total extent of the property damage and other expected costs to rebuild and cover losses are estimated to be approximately $3,340.   This estimate is subject to change based on the final insurance settlement and analysis of losses.

During the fourth quarter of fiscal 2010, we received $3,213 in insurance proceeds related to this incident.  Insurance proceeds to reimburse costs to reconstruct the facility, replace manufacturing equipment, supplies and contents resulted in gains of $1,496 for the quarter ended January 30, 2010, or $0.04 per share, net of taxes.  Additionally, in the third quarter of fiscal 2010, we recorded $512 in business interruption reimbursements for extra expenses incurred during the non-operating period.  At January 30, 2010, approximately $2,351 was included in accounts receivable for insurance reimbursements.

Note 9.  Income Taxes

As of January 29, 2011, we did not have material unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions. As a result of the completion of exams by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2008, 2009 and 2010 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2004.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

During the third quarter of fiscal 2011, the President signed into law a reinstatement of the research and development tax credit, retroactively to January 1, 2010.  As a result, we recognized in the third quarter of fiscal 2011 approximately $686 in benefits for the credit for the ten months preceding the third quarter of fiscal 2011.

Note 10.  Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value, consisting of level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability), and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities).  A financial asset’s or liability’s classification within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analyses based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality.  The carrying amounts reported on our consolidated balance sheets for contracts receivable approximate fair value.  The carrying amounts reported for variable rate long-term marketing obligations approximate fair value.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations reported on our consolidated balance sheets approximates fair value.

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at January 29, 2011 and May 1, 2010 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
January 29, 2011:
Cash and cash equivalents	$57,549	$-	$-	$57,549
Restricted cash	1,417	-	-	1,417
Available for sale securities:
Certificates of deposit	-	2,941	-	2,941
U.S. Treasury Bills	7,024	-	-	7,024
U.S. Government sponsored entities	-	5,060	-	5,060
Municipal obligations	-	1,889	-	1,889
Derivatives:
Currency forward contracts	-	26	-	26
	$65,990	$9,916	$-	$75,906

May 1, 2010:
Cash and cash equivalents	$63,603	$-	$-	$63,603
Restricted cash	1,264	-	-	1,264
	$64,867	$-	$-	$64,867

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  There have been no changes in the valuation techniques used by us to value our financial instruments.

Cash and Cash equivalents. Consists of cash on hand in bank deposits and highly liquid investments, primarily money market accounts.  The fair value was measured using quoted market prices and is classified as Level 1.  The carrying amount approximates fair value.

Restricted Cash. Consists of cash and cash equivalents that are held in bank deposit accounts to secure issuances of foreign bank guarantees.  The carrying amount approximates fair value and is classified as Level 1.

Certificates of deposit. Consists of time deposit accounts with original maturities of less than three years and various yields.  The carrying amount approximates fair value and is classified as Level 2.

U.S. Treasury Bills.  Consists of U.S. Government treasury bills with original maturities of less than three years and various yields. The fair value of these securities was measured using quoted market prices in active markets and is classified as Level 1.

U.S Government sponsored entities. Consist of Fannie Mae and Federal Home Loan Bank investment grade debt securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on quoted fair market value of the securities and is classified as Level 2.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations. Consist of investment grade municipal bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these bonds was measured based on quoted fair market value of the bonds and is classified as Level 2.  The contractual maturities of these investments vary from two to three years.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations during the first nine months of fiscal 2011 or fiscal 2010.  Other than impairment of goodwill in fiscal 2010, as described in Note 4, no material impairments of our long-lived assets were recognized during the first nine months of fiscal 2011 or fiscal 2010.

Note 11.  Investments in Affiliates

We have a variable interest in Outcast Media International, Inc. (“Outcast”).  Outcast operates the largest pumptop display network in the United States.  The results of the variable interest analysis we completed indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we are not required to consolidate it.  Our analysis included reviewing the amount of financial support, equity at risk, and board influence.  Our interest in Outcast consists of a 37% equity interest and convertible debt of approximately $612.  As of May 1, 2010, we had written down our equity investment and convertible debt to zero.

During the first quarter of fiscal 2011, we entered into an arrangement whereby we restructured certain obligations we had related to Outcast.  The result of these restructurings required us to advance an additional $1,900 to settle certain obligations in exchange for a note for that amount, plus other debt owed by Outcast.  This note was paid in full in the third quarter of fiscal 2011, which resulted in a gain of approximately $605 related to recoveries of previously written off amounts and interest owed not previously recognized.  As of January 29, 2011, we no longer have any material obligations related to Outcast.

Note 12.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not to be used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gain or loss, net of tax, reported in other comprehensive income.  All available-for-sale securities are classified as current assets as they are readily available to support our current operating needs.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of January 29, 2011 and May 1, 2010, our available-for-sale securities consisted of the following:

	Cost	Fair Value	Carrying Value	Unrealized Gain (Loss)
May 1, 2010:	$-	$-	$-	$-

January 29, 2011:
Certificates of deposit	$2,940	$2,941	$2,941	$-
U.S. Government sponsored entities	12,000	12,084	12,084	2
Municipal obligations	1,750	1,889	1,889	(5)
	$16,690	$16,914	$16,914	$(3)

The contractual maturities of available-for-sale debt securities as of January 29, 2011 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$2,941	$-	$2,941
U.S. Government sponsored agencies	6,059	6,025	12,084
Municipal obligations	-	1,889	1,889
	$9,000	$7,914	$16,914

Note 13.  Financing Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts.  In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.

We make estimates regarding the collectability of our accounts receivable, long-term receivables, costs and estimated earnings in excess of billings and other receivables.  In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  We charge off receivables at such time as it is determined that collection will not occur.  Charge offs of receivables and our allowance for doubtful accounts related to financing receivables are not material to our financial results.

Note 14.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, we recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, we have instituted a foreign currency cash flow hedging program.  We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges.  Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.  During the nine months ended January 29, 2011, we assessed all hedges to be effective and recorded changes of value in other comprehensive income. The fair value of all derivatives is approximately $26 as of January 29, 2011 and is included in prepaid expenses and other assets in the consolidated balance sheets.

As of January 29, 2011, we expect to reclassify $13 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to actual sales.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Fiscal 2011 and fiscal 2010 each contains 52 weeks.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3%	85.1%	74.6%	75.3%
Gross profit	23.7%	14.9%	25.4%	24.7%
Operating expenses	22.9%	34.2%	20.8%	25.2%
Operating income (loss)	0.8%	(19.3)%	4.6%	(0.5)%
Interest income	0.5%	0.5%	0.4%	0.3%
Interest expense	-%	-%	-%	-%
Other income (expense), net	0.5%	(0.4)%	0.2%	(0.5)%
Income before income taxes	1.8%	(19.2)%	5.3%	(0.7)%
Income tax expense (benefit)	-%	(7.6)%	1.8%	-%
Net income (loss)	1.8%	(11.6)%	3.5%	(0.7)%

NET SALES

The following table sets forth net sales and orders by business unit for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	January 29,		January 30,	January 29,		January 30,
	2011		2010	2011		2010
Net Sales:	Amount	Percent Change	Amount	Amount	Percent Change	Amount
Commercial	$28,750	37.5%	$20,903	$83,760	21.4%	$69,011
Live Events	36,138	58.7	22,773	120,846	(3.8)	125,617
Schools & Theatres	11,672	(5.3)	12,325	49,671	0.3	49,526
Transportation	11,063	36.8	8,087	30,091	(3.9)	31,307
International	12,245	47.2	8,318	42,921	66.6	25,760
	$99,868	37.9%	$72,406	$327,289	8.7%	$301,221

Orders:
Commercial	$25,772	17.7%	$21,892	$84,484	28.9%	$65,554
Live Events	46,797	45.0	32,280	110,798	(2.6)	113,729
Schools & Theatres	12,171	18.4	10,280	47,773	(0.6)	48,076
Transportation	11,416	21.4	9,403	32,452	27.4	25,473
International	8,993	4.2	8,628	48,683	50.6	32,336
	$105,149	27.5%	$82,483	$324,190	13.7%	$285,168

Commercial Business Unit. The Commercial business unit is comprised of the reseller and national account business, which includes primarily our Galaxy® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

For the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, net sales in the outdoor advertising business were up 101% and 37%, respectively, compared to the same periods one year ago.  Orders in the outdoor advertising business were up approximately 103% and 129% for the third quarter and year to date in fiscal 2011 as compared to the same periods one year ago.  In addition to overall better economic conditions in fiscal 2011 compared to fiscal 2010, during the first quarter of fiscal 2011 we were successful in earning back business from a large outdoor advertising company that had not placed significant orders with us during fiscal 2010.  During the second quarter of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for digital billboard deployments for calendar 2011, calling for an increase in digital billboard deployments beginning in the first calendar quarter of 2011.  These plans, in addition to the improving economy benefitting other outdoor advertising companies, have caused both orders and sales to rise.  We also believe that our ability to maintain our market share as we earned back a large customer has been helped by the industry’s acceptance of our Series 4000 digital billboard product.  Although the number of digital displays deployed in calendar 2011 may approximate numbers we experienced in calendar 2009 prior to the economic downturn, the ultimate level of net sales dollars will be significantly lower than at that time due to the declining unit selling prices for digital billboards.  It is important to note that the outdoor advertising business has a number of constraints in addition to the current economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which limit where displays can be installed.  Furthermore, a large part of our business in this area is obtained from two customers, and therefore a loss of one of those customers could have a significant adverse impact on this portion of our business.

Net sales in the reseller portion of the Commercial business unit increased by more than 29% in the third quarter of fiscal 2011 compared to the same period in fiscal 2010, while orders decreased by approximately 15%.  On a year to date basis, net sales and orders rose approximately 25% and 19% in fiscal 2011 as compared to fiscal 2010, respectively.  On a year to date basis, the increase in both orders and net sales has been primarily driven by an increase in the large contract portion of this business, which includes spectaculars and other large video display systems.  This has been helped also by the introduction of our architectural lighting products which we expect to help drive further sales.  On a year to date and quarterly basis, our standard product sales and services business were up slightly, which we attribute to improving economic conditions.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.  Furthermore, this business unit is sensitive to economic conditions, and the future performance of this business unit will vary based on these conditions, which we sense are improving.

As a result of the worsening economic and credit environments in early fiscal 2009, the competitive pressures in the Commercial business unit increased as competitors went after fewer opportunities.  This competitive pressure put considerable pricing pressure on all aspects of this business unit.  The competitive pressures continue and are expected to continue in future quarters.  This has had an adverse impact on our gross margins and net sales.

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

Live Events Business Unit. The changes in net sales and orders for the Live Events business unit for both the third quarter and first nine months of fiscal 2011 as compared to the same periods in fiscal 2010 was the result of a number of factors.  The most significant positive factor impacting the third quarter and the first nine months of fiscal 2011 compared to the same period one year ago was the improvement in orders for professional baseball projects.  We were awarded over $20 million in contracts exceeding $3 million for major league baseball facilities during the second and third quarters of fiscal 2011 compared to none for the same periods one year ago.  These baseball contracts, plus one additional contract booked in late fiscal 2010, contributed over $14 million in net sales in the third quarter of fiscal 2011.  On a year to date basis, this increase resulting from the baseball contracts was offset by a decline in large contracts over $5 million in fiscal 2011 compared to fiscal 2010.  On a year to date basis, contracts in excess of $5 million dollars declined from $29.9 million in fiscal 2010 to $26.7 million in fiscal 2011.  The decline is primarily due to decreasing new construction projects as discussed in prior filings.

Since the third quarter of fiscal 2010, when the economy caused a significant decline in orders and sales in the Live Events business unit, we have begun to see some improvement in this business unit.  In spite of this improvement, the growth outlook for orders related to the fall sports facilities remains uncertain.  As noted below, a portion of this concern is due to the current labor situation, however, we believe that the economy is still impacting this business adversely.  As we progress into the first quarter of fiscal 2012, we should obtain greater clarity on the fall sports business performance.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure in the Live Events marketplace.  We believe that this pressure continues to hurt gross profit margins.  In addition, over the next 12 months, most professional sports leagues are expected to be renegotiating labor contracts with players, which could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin.  These competitive factors and general economic conditions also make it difficult to forecast orders and net sales in the Live Events business unit for the rest of fiscal 2011 and into fiscal 2012.  Although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment impacts this business.  There have been transactions which have been delayed due to economic conditions, as previously described, which have had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy continues to improve and we are successful at counteracting competitive pressures.

Our expectations regarding growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; our product and services offerings, which remains the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers.  In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems.  This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and renovations.  Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  However, we also believe that the effects of an adverse economy are generally less on sports related business as compared to our other businesses as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were less than 0.4% and 1.1% of total net sales for the first nine months of fiscal 2011 and fiscal 2010, respectively, and thus were not material.

Schools and Theatres Business Unit.  The changes in net sales in the Schools and Theatres business unit in the third quarter and first nine months of fiscal 2011 compared to the same periods in fiscal 2010 were the result of higher custom video and scoring systems due to more opportunities created by our sports marketing business and the increased demand for large video systems, offset by declines in our standard scoreboard, display and hoist products sales.  Net sales of our standard sports scoreboard products were up slightly for the third quarter, but were down on a year to date basis in fiscal 2011 as compared to the same periods one year ago.  We believe that the volatility in the sports portion of the business unit is due to reasons similar to the decline in net sales for the Live Events business.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the declining school budgets has had an adverse impact on orders in this business unit, which seemed to have gotten worse starting in the fourth quarter of fiscal 2010 and appears to be continuing into calendar 2011.  A positive aspect of the orders has been the increase in opportunities for larger video systems, primarily in high school facilities which benefit from our sports marketing services that generate the advertising revenue to fund the display systems.  The increased interest in this area lead to a higher level of orders in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  Although it is difficult to project, we believe that the rest of calendar 2011 could continue to be a challenge for the Schools and Theatres business unit due to the foregoing reasons.  Net sales for the hoist portion of this business unit decreased in the third quarter and first nine months of fiscal 2011 as compared to the same periods one year ago.  For the long term, we believe that this business unit presents growth opportunities once the economy improves.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for both the third quarter and first nine months of fiscal 2011 was due to the increase in orders, which was partially offset by delayed deliveries caused by various internal constraints such as parts shortages in the first half of fiscal 2010.  Orders remained strong and were higher in the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010 due to increased opportunities and federal government spending on displays.  We believe that overall growth in this business unit is the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects and to us gaining market share.  We expect that net sales in the Transportation business unit could increase in fiscal 2011 as compared to fiscal 2010 due to the higher backlog at the beginning of fiscal 2011 as compared to fiscal 2010 and year to date order performance.

Similar to other business units, it appears that the competitive environment has become more intense in this area as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins until it eases.

International Business Unit.  The increase in net sales in the International business unit during the third quarter and first nine months of fiscal 2011 compared to the same periods in fiscal 2010 was the result of the higher backlog at the beginning of fiscal 2011 as compared to the backlog at the beginning of fiscal 2010 and the increase in orders throughout the current fiscal year.   Included in orders in the second quarter of fiscal 2011 is a large project in excess of $10 million for a new arena in Mexico.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  We believe that as the economy has improved, our orders have increased as we continued to develop a local presence in foreign markets.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   In spite of the foregoing, it appears that this market may be seeing some strengthening, as our opportunities began to increase in late fiscal 2010 and orders are rising.  However, as a result of the competitive pressures, we expect to continue to see more challenges to gross profit to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 1% of net sales for the first nine months and for the third quarter of fiscal 2011 and fiscal 2010.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog.  The product order backlog as of January 29, 2011 was approximately $128 million as compared to $100 million as of January 30, 2010 and $121 million at the end of the second quarter of fiscal 2011.  Historically, our backlog varies due to the timing of large orders.  The backlog increased from one year ago in all business units except for the Live Events and the Schools and Theatres business units.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  Backlog also varies significantly due to customer delivery expectations.  In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

The following table sets forth net sales and gross profit for each of our five business units for the periods indicated (dollars in thousands):

	Three Months Ended
	January 29,			January 30,
	2011			2010
	Amount	Percent Change	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Commercial	$6,509	175.8%	22.6%	$2,360	11.3%
Live Events	6,272	346.7	17.4	1,404	6.2
Schools & Theatre	2,912	14.8	25.0	2,536	20.6
Transportation	3,055	82.8	27.6	1,671	20.7
International	4,894	74.7	40.0	2,801	33.7
	$23,642	119.5%	23.7%	$10,772	14.9%

	Nine Months Ended
	January 29,			January 30,
	2011			2010
	Gross Profit	Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$19,687	43.8%	23.5%	$13,689	19.8%
Live Events	24,491	(16.0)	20.3	29,164	23.2
Schools & Theatre	14,516	7.5	29.2	13,505	27.3
Transportation	9,227	(4.8)	30.7	9,695	31.0
International	15,126	81.1	35.2	8,351	32.4
	$83,047	11.6%	25.4%	$74,404	24.7%

For the third quarter of fiscal 2011 as compared to the same period in fiscal 2010, gross profit as a percent of sales increased due to the higher level of sales and the resulting improved utilization of our infrastructure, partially offset by a decrease in product sales gross profit percentage.   For the third quarter of fiscal 2011, gross profit on product sales was approximately one percentage point lower than the same period one year ago.  This decline has been generally offset by improvements in utilization of our manufacturing facilities as the conversion costs of manufacturing have improved as a percentage of net sales.  Conversion costs in manufacturing decreased from 22% of sales the first nine months of fiscal 2010 to 18% of sales in the first nine months of fiscal 2011.  Finally, warranty costs increased on a year-to-date basis from approximately $10.1 million in fiscal 2010 to $11.4 million in fiscal 2011 and decreased from approximately $3.1 million in the third quarter of fiscal 2010 to $2.7 million in the third quarter of fiscal 2011.

For the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, the increase in gross profit as a percent of sales is the result of a three percentage point decrease in gross profit on product sales, primarily large contract sales, which was offset by an improvement in the gross profit of our services business.  The decline in large contract gross profit percentage was primarily due to the competitive factors described above.  Gross profit percentages were relatively flat in the first nine months of fiscal 2011 and fiscal 2010 on small contract sales.  For the first nine months of fiscal 2011 and fiscal 2010, large contracts were approximately 63% and 61%, respectively, of net sales.  Warranty costs were approximately 3.5% of net sales for the first nine months of fiscal 2011 and fiscal 2010.

We have been challenged with higher than expected warranty costs for the past two fiscal years.  During fiscal 2009, in order to reduce these costs, we began expending significant effort on developing, and brought to market in late fiscal 2010, our new DVX technology, which is a common module platform that over time will replace the different and unique modules for each of our display resolutions and types.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that this technology and investments in quality initiatives will drive down warranty costs over the long term.

One of the more significant trends that we have been experiencing since the middle of fiscal 2009 is the high level of fixed costs as a percentage of sales within manufacturing.  We believe that as our business rebounds and sales grow, we will gain additional leverage in our gross profit percentage.  As a result, we have not decreased some of the fixed cost infrastructure, as that would significantly impair our ability to respond to rising sales in the future.  During the current fiscal year, we have begun to see these costs rise.  The primary factor that impacts this is the decline in unit prices of our products, which causes us to spend more in conversion costs over time as a percent of the selling price.  Total manufacturing conversion costs for the third quarter of fiscal 2011 and fiscal 2010 were approximately $15.6 million and $14.2 million, respectively.  For the first nine months of fiscal 2011, total manufacturing conversion costs were approximately $47.9 million as compared to $45.9 million for the same period last year.

Within the Commercial business unit, the gross profit percent increased in the third quarter of fiscal 2011 as compared to the same quarter in fiscal 2010 as a result of lower warranty costs, which decreased by approximately $1.0 million and improved margin on services related sales, which improved gross margin by approximately two percentage points.  For the first nine months of fiscal 2011 as compared to the same period in fiscal 2010, the gross profit percentage increased due to improved margin on services related sales, which added approximately two and one-half percentage points to the gross profit.  This increase was partially offset by higher warranty costs year to date which caused one-half of a percentage point decline in gross profit percentage.  The majority of the improvement was in the outdoor advertising niche.  Due to the expected increase in digital billboard business, we expect that gross profit percents will decrease in the future, but that gross profit dollars will increase because the gross profit percentage on digital billboards is lower than other products within the Commercial business unit.

Gross profit percentages increased in the Live Events business unit for the third quarter of fiscal 2011 as compared to the same period one year ago due to better plant utilization and other variances, which added over 10 percentage points to the gross profit margin, and lower warranty costs as a percentage of net sales, which drove an increase of 1.5 percentage points in the gross profit percentage.  For the first nine months of fiscal 2011, gross profit decreased as a result of lower margins on large contracts, which caused the gross profit to decline by six percentage points, partially offset by improvements in plant and services operations as a percent of sales.  The lower gross profit on contracts is attributable to the competitive factors described above.  Based on our current backlog and competitive factors, we do not expect to see any increase in gross profit percentages on a sequential basis; however, gross margins in the large contract business vary to a large degree and are difficult to forecast.

Gross profit percents in the Schools and Theatres business unit increased for the third quarter of fiscal 2011 as compared to the same period one year ago due primarily to plant utilization factors and a one percentage point increase in the gross profit percentage on products.  For the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, gross profit increased as a result of improvements in conversion costs as a percent of sales.  On a year to date basis, gross profit percentages on products were similar compared to the prior year.

Gross profit in our Transportation business unit increased for the third quarter of fiscal 2011 compared to the same period one year ago as a result of improvements in manufacturing, where conversion costs as a percentage of sales caused gross profit to increase by 10 percentage points.  This was partially offset by lower margins on product sales.  For the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, gross profit increased by approximately three percentage points as a result of the improvement in conversion costs, which offset declines on the gross profit on large contracts due primarily to the competitive factors described above.

Within the International business unit, gross profit increased for the third quarter and the first nine months of fiscal 2011 as compared to the same periods of fiscal 2010 as a result of an improvement in conversion costs as a percent of sales and improvements in margins on contracts, primarily in Europe.

It is difficult to project gross profit levels for the rest of fiscal 2011 because of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.

OPERATING EXPENSES

The following sets forth our operating expenses for the periods indicated (dollars in thousands):

Three Months Ended
January 29,				January 30,
2011				2010
Operating Expense		Percent Change	As a Percent of Net Sales	Operating Expense	As a Percent of Net Sales
Selling	$12,148	(7.7)%	12.2%	$13,155	18.2%
General and administrative	6,047	(7.3)	6.1	6,523	9.0
Product design and development	4,673	(9.4)	4.7	5,155	7.1
Gain on insurance proceeds	-	-	-	(1,496)	(2.1)
Goodwill impairment	-	-	-	1,410	1.9
	$22,868	(7.6)%	22.9%	$24,747	34.2%

Nine Months Ended
January 29,				January 30,
2011				2010
Operating Expense		Percent Change	As a Percent of Net Sales	Operating Expense	As a Percent of Net Sales
Selling	$37,084	(8.2)%	11.3%	$40,411	13.4%
General and administrative	17,259	(9.2)	5.3	19,016	6.3
Product design and development	13,787	(16.7)	4.2	16,558	5.5
Gain on insurance proceeds	-	-	-	(1,496)	(0.5)
Goodwill impairment	-	-	-	1,410	0.5
	$68,130	(10.2)%	20.8%	$75,899	25.2%

Operating expenses are comprised of selling, general and administrative expenses and product design and development costs.  The changes in the various components of operating expenses are explained below.  As a result of the downturn in orders and net sales that started during the second quarter of fiscal 2009, we began to reduce all types of operating expenses to partially keep pace with the declining net sales. Although we will continue efforts to reduce costs, we have reached a point where further reductions are unlikely on an aggregate basis.  However, we continue to challenge and explore areas for reductions.  Our most significant costs within operating expense are personnel related costs, and our approach prior to fiscal 2011 was focused on allowing attrition and limited reductions in workforce, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs.  In addition, we implemented a wage freeze for salaried employees and various other cost reduction initiatives in fiscal 2010.  Since the first quarter of fiscal 2009, we have reduced operating expenses by almost 15%.  We removed the wage freeze beginning in fiscal 2011 and have started to increase staffing in a limited number of areas.  In addition, certain other cost reduction initiatives that were temporary in nature have been reinstated.  During the third quarter of fiscal 2011, we added mandatory time off for many of our employees to counteract the lower level of sales that typically occurs in the third quarter of each fiscal year.  Based on the foregoing, it is likely that total operating costs may increase slightly in future quarters, although we will maintain a conservative approach until sales and gross profit increase more materially.

Selling Expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expense, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including collateral materials, conventions and trade shows, product demos and supplies.

Selling expenses for the third quarter of fiscal 2011 were lower than selling expenses in the same quarter of fiscal 2010.   A decrease in personnel costs, including taxes and benefits of approximately $0.9 million, a decrease of $0.5 million in depreciation and a decrease of $0.3 million in bad debt expense was offset by a $0.3 million increase in marketing costs, a $0.2 million increase in commissions and consulting expenses, and a $0.2 million increase in travel and entertainment costs.  The decrease in depreciation costs is a reflection of reduced capital expenditures over the last couple of years which was a key component of our cost reduction strategies.  The increase in marketing costs is a result of increased attendance at trade shows and the costs of suites at facilities that include our displays which we use to demonstrate our products to prospective customers.  The decrease in bad debt expense is due to the inherent volatility of bad debt expense that we experience.

On a year to date basis, the decreases in selling expense in fiscal 2011 as compared to fiscal 2010 is the result of a $3.1 million decrease in personnel costs, including taxes and benefits, and a $1.7 million decrease in depreciation which was partially offset by a $0.3 million increase in travel and entertainment expense, a $0.6 million increase in commissions to third parties, and a $0.6 increase in marketing costs.  As described above, we expect that selling expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles, and supplies.

General and administrative expenses decreased in the third quarter of fiscal 2011 over the same period in fiscal 2010 due to decreases in depreciation, professional fees, communications costs and various other expenses of approximately $0.5 million, which were offset by increases in software and hardware costs of approximately $0.1 million as we lengthen the useful life of our computer equipment to decrease capital expenditures.  Generally, all declines in spending within this expense category are due to ongoing cost reduction efforts.

For the first nine months of fiscal 2011, general and administrative expense declined as a result of a decrease in personnel costs of approximately $1.0 million, a decreased in professional fees of $0.6 million and a decrease in depreciation of $0.2 million.  These reductions have been partially offset by an increase in software and hardware maintenance costs of approximately $0.3 million.

As described above, we expect that general and administrative expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Investments in our DVX technology platform, architectural lighting products and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continue to drive product design and development expenses.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, between 65% and 75% of our engineering time is spent on product development, while the rest is allocated to large contract work and included in costs of goods sold.  For the third quarter of fiscal 2011 as compared to the same period one year ago, our personnel costs, including taxes and benefits of our engineering resources, declined by approximately $0.6 million.  This decrease was partially offset by a net increase in other expenses.

The decline in product development expenses for the first three quarters of fiscal 2011 as compared to the same period one year ago is the result of a decrease of $2.1 million in personnel costs, including taxes and benefits, and a decrease of approximately $0.6 million in depreciation expenses within our engineering departments.  As described above, we expect that product development expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Gain on insurance proceeds:  During the third quarter of fiscal 2010, we recorded a gain on insurance proceeds of $1.5 million related to the fire at our Star Circuits manufacturing facility as described in Note 8 of the notes to the consolidated financial statements.

Goodwill Impairment:  During the third quarter of fiscal 2010, we recorded a goodwill impairment of $0.7 million related to our Schools and Theatres business unit and $0.7 million related to our International business unit.  The impairment for both business units was generally related to a decline in the market value of our stock during the period which resulted from lower sales expectations over the following 12 months.

CONTRIBUTION MARGIN BY SEGMENT

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment (dollars in thousands):

	Three Months Ended				Nine Months Ended
	January 29,			January 30,	January 29,		January 30,
	2011			2010	2011		2010
Contribution Margin	Amount	Percent Change		Amount	Amount	Percent Change	Amount
Commercial	$3,423	(486.8)%		$(885)	$10,272	194.8%	$3,484
Live Events	2,837	(211.0)		(2,556)	14,183	(19.8)	17,676
Schools & Theatres	734	(279.9)		(408)	7,244	70.6	4,247
Transportation	2,199	158.1		852	6,676	(6.0)	7,101
International	2,301	274.8		614	7,588	411.0	1,485
Segment contribution margin	$11,494	(582.3	) %	$(2,383)	$45,963	35.2%	$33,993

Contribution margin by segment is equal to gross profit less selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s actual performance on a stand-alone basis.  Therefore, we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All business units’ results were impacted as a result of the changes in sales and gross profit as previously described.  The remainder of the changes for both the third quarter and first nine months of fiscal 2011 compared to the same periods one year ago resulted from changes in selling expense.

In the Commercial business unit, selling expenses were down approximately 7.7% for the first nine months of fiscal 2011 and down 5.0% for the third quarter of fiscal 2011 compared to the same periods in fiscal 2010.  The changes for the fiscal year to date were primarily due to lower personnel costs, including taxes and benefits, of $0.7 million and lower depreciation costs of $0.5 million, partially offset by higher travel and entertainment costs of $0.2 million and various other expenses.  For the third quarter of fiscal 2011, selling expenses were generally flat compared to the third quarter of fiscal 2010.

In the Live Events business unit, selling expenses declined by 13.3% for the third quarter of fiscal 2011 and 10.3% for the first nine months of fiscal 2011 compared to the same periods in fiscal 2010.  The decline for the quarter was the result of a $0.5 million decrease in personnel costs, including taxes and benefits, and a $0.3 million decrease in depreciation, which was partially offset by an increase in marketing costs of $0.3 million.  The decline in selling expenses year to date in the Live Events business unit was the result of a $1.7 million decrease in personnel costs, including taxes and benefits, and a $0.9 million decrease in depreciation, partially offset by an increase of $0.6 million in marketing costs.

Selling expenses for the Schools and Theatres business unit declined by 21.5% and 26.0% for the first nine months and third quarter of fiscal 2011, respectively, as compared to the same periods in fiscal 2010.  The decrease for the first nine months of fiscal 2011 as compared to the same period in fiscal 2010 was the result of lower sales administration costs of $0.7 million, lower personnel costs, including benefits and taxes, of $0.5 million, lower bad debt expenses of approximately $0.3 million and lower commission expense paid to third parties of $0.3 million.  For the first nine months of fiscal 2011, the decline in selling expense is the result of a $0.3 million decrease in sales administration costs, a $0.2 million decrease in commissions and a $0.2 million decrease in other expenses.

In the Transportation business unit, selling expenses were generally flat for the third quarter and first nine months of fiscal 2011 as compared to the same periods one year ago.

In the International business unit, selling expenses increased 19.0% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  For the first nine months of fiscal 2011, selling expenses increased 9.7% over the same period one year ago.  The increase in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was the result of a $0.4 million increase in third party commissions, a $0.1 million increase in travel and entertainment and a $0.1 million increase in other expenses.  The increase for the first nine months of fiscal 2011 compared to the same period one year ago was due to the increase in commissions to third parties of $0.6 million.

INTEREST INCOME AND EXPENSE

We occasionally generate interest income through product sales on an installment basis, under lease arrangements or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  We also invest excess cash in short-term temporary cash investments and marketable securities that generate interest income.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income increased $0.2 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily as a result of investing cash in excess of the current quarter’s operating needs in higher yielding marketable securities beginning in the third quarter of fiscal 2011.  This caused a similar increase in the first nine months of fiscal 2011 as compared to fiscal 2010.  We expect that the amount of interest income will increase over the next couple of quarters due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments.

Interest expense remained flat for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 and is not material to our financial results.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2011.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased for the third quarter of fiscal 2011 to a gain of $0.6 million as compared to a loss of $0.3 million for the third quarter of fiscal 2010.  For the first nine months of fiscal 2011, it increased to a gain of $0.8 million as compared to a loss of $1.6 million for the first nine months of fiscal 2010.  The increase in the third quarter of fiscal 2011 was a result of a $0.6 million gain on the settlement of amounts owed by Outcast Media International, Inc. (“Outcast”), as described in the notes to our consolidated financial statements included elsewhere in this Report, and the decrease in losses from equity investments of $1.5 million due to the writedown of our investment in Outcast in fiscal 2010.   On a year to date basis, other income (expenses) increased due to the loss of $0.2 million included in the first quarter of fiscal 2010 from the sale of our investment in Ledtronics, our Malaysia affiliate, and the recognition of approximately $0.7 million in equity losses related to our investment in Outcast in fiscal 2010.  We had previously written our investment in Outcast down to zero and are no longer recognizing our share of losses in Outcast.

In addition, as a result of the increase in the value of the U.S. dollar, we experienced lower levels of currency losses on U.S. dollar advances to foreign subsidiaries in the first nine months of 2011 compared to the same period in fiscal 2010.  On a year to date basis, we realized approximately $0.1 million more in currency gains in fiscal 2011 compared to the same period in fiscal 2010.

INCOME TAX EXPENSE

Income taxes were approximately $0.1 million in the third quarter of fiscal 2011 and ($5.5) million for the third quarter of fiscal 2010.  For the first nine months of fiscal 2011, income taxes were $5.8 million as compared to ($0.2) million for the first nine months of fiscal 2010.  The effective rate for the third quarter of fiscal 2011 was approximately 0.2% as compared to 39.8% for the third quarter of fiscal 2010.  The effective rate for the first nine months of fiscal 2011 was approximately 33.6% as compared to 0.1% for the first nine months of fiscal 2010.  Included in income tax expense for the third quarter of fiscal 2011 was the impact of the reinstatement of the research and development tax credit which was signed by the President in late calendar year 2010.  This reduced our income tax expense by approximately $0.7 million, as the reinstatement was retroactive to January 1, 2010.  Had this benefit not been recognized, our effective tax rate would have been approximately 37% for both the third quarter and year to date in fiscal 2011.

Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  In comparing the fiscal year 2011 periods to the same periods in fiscal 2010, changes in the effective rate, other than due to the reinstatement of the tax credit noted above, are the result of the foregoing mix and the impact that permanent adjustments to taxable income have as a percent of taxable income.  (Higher levels of pretax income which are occurring in fiscal 2011 reduces the impact of the differences that cause the statutory rate to deviate from the effective tax rate have on the overall effective tax rate.)

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $119.8 million at January 29, 2011 and $115.6 million at May 1, 2010.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first nine months of fiscal 2011 was $37.4 million.  Net income of $11.3 million plus $6.3 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $15.0 million, $2.6 million of stock-based compensation and $2.2 million of deferred taxes and offset by ($0.5) million of various other items, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets for the first nine months of fiscal 2011 as compared to the same period in fiscal 2010 were increases in accounts payable, billings in excess of costs and estimated earnings, customer deposits, accrued expenses and warranty obligations and various other liabilities and decreases in intangible and other assets, advertising rights, prepaid expenses, accounts receivable, and various other assets.  These changes were offset by increases in inventories, income tax receivable, and various other assets.  The increases in inventories in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010 was the result of the higher level of net sales in addition to an increase of 11 days in inventory days outstanding as compared to the end of fiscal 2010.  Other changes in net operating assets were not significant and generally related to the change in overall business during the quarter.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $20.1 million for the first nine months of fiscal 2011 included $16.9 million for purchases of marketable securities and $5.6 million for purchases of property and equipment, which was offset by $2.1 million in other investing activities, $0.1 million of proceeds from insurance for assets destroyed in a fire and $0.2 million from the sale of property and equipment.  During the first nine months of fiscal 2011, we invested approximately $2.4 million in manufacturing equipment, $1.5 million in product demonstration equipment, $1.3 million in information systems infrastructure, including software, and $0.4 million in other assets.  These investments were made primarily for maintaining existing infrastructure rather than for growth needs.  As of the end of the first nine months of fiscal 2011, capital expenditures were 1.7% of net sales.  We expect that on a long-term basis, capital expenditures will approximate 4% of sales.

Cash used by financing activities of $23.5 million for the first nine months of fiscal 2011 consisted of the dividends paid to shareholders of $4.1 million on June 25, 2010 and $20.7 million on October 14, 2010, which were partially offset by $1.2 million of proceeds from the exercise of stock options.  During the second quarter of fiscal 2011, our Board of Directors declared a special dividend of $0.50 per share as a result of the expectation that our cash position was larger than required to fund future cash needs in the business.

Included in receivables as of January 29, 2011 was approximately $1.7 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the third quarter of fiscal 2011 included the enhancement of existing products and the development of new products from existing technologies.  Product design and development expenses were $4.7 million for the third quarter of fiscal 2011 as compared to $5.2 million for the third quarter of fiscal 2010.  We intend to incur expenditures at a rate of approximately 4.0% to 4.5% of net sales to develop new display products using various display technologies to offer higher resolution and more cost effective and energy efficient displays.  We also intend to continue developing software applications for our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that was amended on November 2, 2010.  It provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2011. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at January 29, 2011.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of January 29, 2011, there were no advances under the line of credit.

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

We were in compliance with all applicable covenants as of January 29, 2011 and expect to be in compliance with all applicable covenants at the end of fiscal 2011.  The special dividend paid on October 14, 2010 is excluded from the computation of the fixed charge coverage ratio and is not subject to the limitations on dividends set forth in the credit agreement.  The minimum fixed charge coverage ratio as of January 29, 2011 was 35-to-1, and the ratio of interest-bearing debt to EBITDA as of January 29, 2011 was approximately 0.04-to-1.

During the third quarter of fiscal 2011, we entered into an additional credit agreement with a U.S. bank that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $10.0 million line of credit and includes facilities to issue up to $10.0 million for letters of credit and bank guarantees and to secure foreign loans.  This credit facility will secure a new credit facility that we expect will be issued in China during the fourth quarter of fiscal 2011.  The credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants and limitations on dividends as the credit agreement for that line of credit.  As of January 29, 2011, there were no advances outstanding.  We were in compliance with all applicable covenants as of January 29, 2011 and expect to be in compliance with all applicable covenants at the end of fiscal 2011.  Similar to our main facility, the special dividend paid on October 14, 2010 is excluded from the computation of the fixed charge coverage ratio and is not subject to the limitations on dividends set forth in the credit agreement.

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

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 29, 2011, we had approximately $31.0 million of bonded work outstanding against this line.

We believe that if our growth extends beyond current expectations or if we make any strategic investments, we may need to increase our credit facilities or seek other means of financing.  We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources.  We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through January 29, 2011, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant.  Net sales originating outside the United States for the third quarter of fiscal 2011 and for the nine months ended January 29, 2011 were approximately 16.1% and 15.8% of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables.  We maintain a blend of both fixed and floating rate debt instruments.  As of January 29, 2011, our outstanding debt and marketing obligations approximated less than $0.8 million, substantially all of which was in fixed rate obligations.  For fixed-rate debt, interest rate changes affect its fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 29, 2011, our outstanding long-term receivables were approximately $18.4 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations, for the fourth quarter of fiscal 2011 and subsequent fiscal years.  Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date.

	Fiscal Years (dollars in thousands)
	2011	2012	2013	2014	2015	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$1,622	$3,879	$3,714	$2,325	$2,170	$4,705
Average interest rate	8.1%	8.2%	8.1%	8.4%	8.5%	8.2%
Liabilities:
Long- and short-term debt:
Fixed-rate	$14	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term marketing obligations,
including current portion:
Fixed-rate	$28	$272	$209	$181	$69	$67
Average interest rate	7.1%	8.7%	8.7%	8.9%	8.9%	9.0%

The carrying amounts reported on the balance sheet for long-term receivables and long- and short-term debt approximates their fair value.

Approximately $49.4 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 29, 2011, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 29, 2011, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 29, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 4, 2011