Form 10-K
period 2011-04-30
DAKTRONICS INC /SD/
filed 2011-06-16
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2011
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

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 29, 2010 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $451,614,498.  For purposes of determining this number, individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock are considered affiliates.  This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant’s Common Stock outstanding as of June 3, 2011 was 41,659,533.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 24, 2011 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2011

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions.  The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: our financing plans; trends affecting our financial condition or results of operations; our growth strategy and operating strategy; our competition; our business outside of the United States; our large contracts with significant customers; our ability to protect our intellectual property rights; excess production capacity or capacity needs; our involvement in securities and other litigation; difficult conditions in the economy; and the declaration and payment of dividends.  The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Over the years, our products have evolved significantly, from scoreboards and matrix displays and related software applications to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems.  In the mid-nineties, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming the dominant company worldwide in large electronic displays.  Over the years, we have invested in product development to add complementary products and services, such as production services, liquid crystal display (“LCD”) networks, architectural lighting solutions, sound systems, marketing services, maintenance and support and other products for our customers.

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

One of our core growth strategies on a historical basis has been to enter geographic markets by developing a small sales and service presence that provides after-sale support to our entire product line and sales of our products.  This network of offices, including home offices, had been an important part of our growth strategy.  Although we expect to continue to open offices where it is important to have such a presence, in fiscal 2009 and through fiscal 2011, we closed a number of offices that we believed were not critical to our business.  In connection with these closings, more of our employees have transitioned to home offices.  We currently have approximately 32 corporate offices throughout the world.

We occasionally acquire businesses that provide access to new markets or complement our existing products.  In the past five years, we have acquired a number of small companies.  Although these acquisitions increased the scope of services and technology that we are able to provide, our primary growth objective is still the increase of sales and profitability through organic growth.

We manufacture most of our products in South Dakota and Minnesota.  Prior to 2006, almost all manufacturing was centralized in Brookings, South Dakota.  As a result of the rapid growth during fiscal years 2006 through 2008, we experienced limitations in our ability to effectively hire sufficient numbers of employees in manufacturing.  This caused us to expand operations in 2006 into Sioux Falls, South Dakota and Redwood Falls, Minnesota.  We also invested in facilities in Shanghai, China where we manufacture our architectural lighting products and perform final assembly for video displays for the Chinese market.  We also have a plant in Victor, New York that produces our rigging products which we acquired through an acquisition of the rigging business.

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

We are engaged in a full range of activities:  marketing and sales, engineering and product development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below.

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

The majority of the products sold by resellers are standard catalog products.  These are typically moderately priced and relatively easy to install.  A limited number of models are built to inventory and available for quick delivery.  We support our resellers through direct mail advertising, trade journal advertising, trade show exhibitions and our sales force support in the field.  We believe that we can expand sales and, in some niches, market share, by expanding both our direct sales force and resellers.

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

We have organized our business into five business units which have a primary focus on particular markets and a secondary focus on opportunities in other markets.  The business units consist of four domestic business units that include U.S. and Canada – Commercial, Live Events, Schools and Theatres, and Transportation – and a fifth business unit for all International operations.  We believe that customers in each of these areas share common attributes and are different from customers in the other areas which make them conducive to this structure.  For example, Live Events customers usually have a large variety of products tied into a system in a single location that involves much more creative production services, design and event support.  The Commercial business unit serves the needs created by large and remote networks of displays connected through various modes of communication.  The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems that manage the flow of travelers and vehicles.  Finally, the Schools and Theatre business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues.

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

International sales can fluctuate from year to year based on the timing of large system projects.  A typical term of sale for international projects includes a letter of credit or partial payment in advance.  We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets.  During fiscal years 2011, 2010 and 2009, approximately 16%, 10% and 12% of our net sales, respectively, were derived from international sales.  Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia, Japan and the United Kingdom.

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

Our engineering staff consists of four product development groups – Sports, Video, Commercial and Transportation.  The Sports product development group focus is aligned with the Schools and Theatres business unit, the Video group is aligned with the Live Events, International and Commercial business units, and the Commercial and Transportation groups are aligned with the Commercial and Transportation business units.  During fiscal 2009, this alignment started to evolve into various knowledge centers across the product development groups for the purpose of leveraging knowledge and concepts across product lines.  This alignment has driven improved product reliability, lower costs and better functionality for our customers.  The development of these knowledge centers and various other practices within product development are modeled after best practices for lean product development.

Manufacturing. As a vertically integrated manufacturer of display systems, we perform most sub-assembly and substantially all final assembly of our products.

Our manufacturing operations include component manufacturing and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly).  We flex our production capacity through varying work hours and the use of outside resources.  We also use outside providers when it is more cost effective.

We use a modular approach for manufacturing displays.  Standard product modules are designed to be used in a variety of different products.  This modular approach reduces parts inventory and improves manufacturing efficiency.  We inventory a limited supply of standard products.  Custom projects are built according to the customer’s specifications.  Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service.  A key strategy of ours is to reduce the need for customization of displays and increase standardization.  For example, we are developing a more widespread use of our DVX common module platform and are expanding use of standard formed cabinets for displays.

Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

We have manufacturing facilities in Brookings, South Dakota, Sioux Falls, South Dakota, Redwood Falls, Minnesota, Victor, New York and Shanghai, China.  Locations outside of Brookings, South Dakota produce a material amount of our products.

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

In fiscal 2007, we began implementing lean manufacturing techniques throughout our manufacturing facilities.  Since then we have placed significant emphasis on lean techniques in the non-manufacturing areas.  Although there are direct costs associated with implementing lean techniques, the goal of doing so is to eliminate waste and deliver products to a customer when the customer desires the products while maintaining minimal inventory and eliminating non-value added tasks.

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

Most of our display technologies rely on one or more of our software products to manage and provide content for the display.  These software products range in complexity from scoring consoles, to the Venus® 1500 control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays, to the Show Control display control system that controls multi-color displays and video displays, providing the ability to create graphics and animation as well as interfacing with third-party software for content.  Additionally, our Visiconn® control software is used to display targeted messages to specific audiences and to control large networks of digital displays.  Complementary software, such as our DakStats® and interfacing software, is also available and can be fully integrated into the control software.

Our display systems range from small scoreboards and digit displays priced at under $1,000 to large complex display systems priced in excess of $10 million.  Generally, our product sales are either custom products or standard catalog scoreboards or displays.  Historically, these standard catalog sales have accounted for less than 25% of our total annual revenues.  Our custom products are customized in terms of size, configuration and installation type but are generally built using standard technology platforms.  In 2008, we initiated various programs to reduce custom components in favor of much more standardized components that could be assembled to form products that are customized to the needs of the end users.

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

Product Families and Technologies

Our products are comprised of the following primary product families:

1.	Scoring and timing products for sports, primarily LED scoreboards, related controllers and software;
2.	Audio systems, primarily for sports venues; and related control systems;
3.	Automated rigging and hoist products and related control systems;
4.	Video display systems, including a full-line of LED technologies in various pixel pitches and display configurations, and associated control systems;
5.	Architectural lighting and display elements, primarily our ProPixel freeform LED products;
6.	Message displays, promoted under the Galaxy® and Galaxy Pro® names, and associated control systems;
7.	Digital billboard displays, promoted under the Valo® product name, and associated control systems;
8.	Digit and price displays and associated control systems; and
9.	Transportation products, primarily the Vanguard® line of dynamic message signs.

Each of these product families is described below.

Scoring and Timing Products.  Our line of scoring and timing products includes indoor and outdoor scoreboards for many different sports, digit displays, scoring and timing controllers, statistics software and other related products.  Indoor systems range in complexity from two-digit shot clocks and small scoreboards, to large, center-hung scoreboards incorporating video displays, message centers, advertising panels, hoist systems and control software.  Outdoor scoreboards range in complexity from two-digit game timers and small scoreboards to larger systems incorporating scoring, timing, video, message centers, advertising panels and control software.

We expect LED technology will remain the technology of choice for scoreboards and displays due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies.  Because most of the scoreboards and display products within this group have significant standardization, we have been able to make progress on our goal of delivering high quality products.

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

We also offer timing systems for sports events, primarily aquatics and track competitions.  A primary component of these systems is our proven OmniSport® 2000 timing console.  The system has the capability to not only time and rank the competitors but also to interface with event management software created by third parties to facilitate the administration of the sporting event.  Other timing system components include swimming touchpads, race start systems, and relay take-off platforms.

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

Additionally, we provide automated rigging for theatre applications, primarily in high schools and similar venues.  The strengths of our automated rigging systems include safety and ease of operation.  The theatre rigging control system includes intuitive touch screens and menus to control the integrated hoist systems for added safety and enhanced operation of a theatre production, making changes in scenery, lighting and sound preprogrammed, timed and easy to control.

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

We offer a wide range of video display systems for different applications and budgets.  Variables in video displays include the spacing of the pixels (pixel pitch), the resolution (number of pixels) of the displays, the brightness of the displays (nits), the number of discrete colors that the display is able to produce (color depth), and the viewing angles.  In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements, with virtually no limit to the size of display that can be built.

We offer a complete line of video display systems that is second to none in the industry.  At the high end, the product is capable of displaying up to 144 quadrillion colors and is available with pixel spacing as close as three millimeters.  Currently, we offer a wide range of pixel spacing, ranging from six millimeter to 26 millimeter.  The six millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 26 millimeter is the most cost effective for physically large displays with longer viewing distances.  In addition, the uniformity of colors across the display is important to the quality of the video image.  Our unique display control circuitry, along with our proprietary manufacturing and calibration procedures, provide uniform colors across the display.

In addition to traditional rectangular video displays, we have adapted LED video technology into ribbon board displays and modular display systems.  Our ribbon board display systems are configured in different height-to-width ratios to give arenas and stadiums the ability to install long, narrower bands of displays in the facility.  For new construction projects, our ProRail® attachment system is combined with ribbon board technology to provide improved sight lines for fans and reduce construction costs for the building’s owner.  Digital ribbon boards generally serve as a revenue generation source for teams and facilities through advertising as well as another location to display information such as scoring and statistics.

Our transportable display systems are comprised of lightweight individual LED video panels less than a square meter in size that are assembled together to form a display in a customizable height and width.  These panels are used in what we refer to as mobile and modular applications, such as touring shows and the events market.

During the second half of fiscal 2010, we introduced our DVX series outdoor video display technology.  This new generation of product is intended to replace our PS-X and HD-X display technology over time as we bring various configurations to the market.  The focus of this development was to standardize a common module and cabinet platform across all pixel pitches to gain synergies on materials, improve reliability, decrease selling prices and decrease engineering costs over the long-term.

The primary control components for video displays in live event applications are Show Control, proprietary digital media players, and proprietary video processors. These control components provide advanced capability for the display of live video and real time content on our displays.

During fiscal 2010, we introduced the Show Control System described above.  This control system, which expands the capabilities of the Venus® 7000 controller, is designed to improve event management and display control.  Show Control can operate entire networks of displays from a single control interface with a more intuitive user interface. Features such as smart buttons allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network. It also includes advanced scheduling tools to supplement the revenue generating use of displays.

Daktronics digital media players store recorded video clips, and can function as a still store and character generator. Managed through our Show Controller Software Suite, the digital media player provides instant access to any video, animation, graphic and real-time data files on the player. It also controls the overall picture settings of any Daktronics LED display, making it the most feature-rich product of its kind in the live events industry.

We also provide a proprietary video processing system developed specifically for LED display technology.  For larger venues that host live events, the Show Control System, digital media player and video processor are typically part of a larger system that includes cameras, switchers and other components.  These systems provide the ability to show instant replays, live action video, pre-recorded video clips, and overlays of scoring, timing and statistical information.  We sometimes package our components with control components from other suppliers to provide a complete video production solution.

Architectural lighting and display products.  Our line of ProPixel® LED architectural lighting and display products include our freeform video elements, which are available as individual pixels or strips of pixels that can be assembled and interconnected to transform structures into stunning visual landmarks. Flexible mounting platforms allow designers to transform structures into full-motion video displays and to create various effects. These elements can be structured in various resolutions depending on the application.  The freeform video elements are controlled by our various controllers, depending on the specific application.

Message Display Systems.  The key product lines in this group are marketed under the names Galaxy® and GalaxyPro® and are generally controlled with our Venus® 1500 display controller.

Galaxy® full-matrix displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future.  Galaxy® displays are red, amber or full color, with pixel spacing ranging from six millimeter to 46 millimeter depending on color, size and viewing distance.  They are used primarily as message centers to convey information and advertising to consumers.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.  We offer various price points for displays within the Galaxy® line.

GalaxyPro® displays are full-matrix outdoor displays capable of displaying text, graphics and animation, as well as pre-recorded video clips.  The product was developed to meet the video needs of the commercial market, primarily large retail market applications, such as auto dealerships and shopping centers.  GalaxyPro® displays are offered in full color with pixel spacing ranging from 16 to 26 millimeters.  GalaxyPro® displays are capable of producing 68 billion colors, have excellent color uniformity across the display, and are fully compatible with our Venus® 1500 display control software.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

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

Digital Billboards.  Our Valo® line of digital billboards offers a unique digital display solution for the outdoor advertising industry.  The products, developed based on our experience with other full-color LED display technologies, are used primarily to display static images that change at regular intervals.  Valo® systems include many features that are unique to the outdoor advertising market, such as our patented mounting system, self adjusting brightness, improved energy consumption, and enhanced network security.

The Visiconn® system is the primary software application for controlling content and playback loops for digital billboard applications.  The Visiconn® display management solution can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors, such as LCDs, and other display technologies.  A rights-based control environment allows users to grant advertisers access to powerful content management tools, while also providing detailed ad tracking and proof-of-play reports.  These features, combined with instant content deployment and the ability to sync with trusted real-time data providers, allow for incorporation of live information into any presentation.

Digit and Price Displays.  Other product lines marketed primarily to Commercial customers include our DataTime® and Fuelight™ display systems.  The DataTime® product line consists of outdoor time and temperature displays that use a remote sensor for temperature data and are available in red or amber in various character sizes.  Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.  The product easily retrofits into existing structures and is also available in single-face or double-face (on certain models) configurations.

Transportation Products. Transportation products include a wide range of LED-based displays for road management, parking, mass transit and aviation applications.  The Vanguard® family of dynamic message displays are typically used to direct traffic and inform motorists.  These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations.  We have also developed a control system for these displays to help transportation agencies manage large networks of displays.

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

Sources of Raw Materials

We source some of our raw materials, including LEDs, power supplies, circuit boards and other components, from a limited number of suppliers, primarily due to quality control or the customized nature of the materials.  The loss of one of these key suppliers could have an adverse impact on our business and operations.  For additional information, refer to “Item 1A – Risk Factors.”  From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

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

We apply for patents in the U.S. and a limited number of foreign jurisdictions.  These patents generally pertain to our display technologies and product features and have various terms of duration.  The patents we hold which are designed to protect and prevent competitors from infringing include, for example, patents on mechanical designs, such as our ProRail® system and Valo® Mount, formed cabinet design and latching system for modules.  They also include patents for product features and capabilities which we believe are superior in the marketplace and that give us a competitive position, such as our touchpad products for aquatics.  There are a limited number of patents that apply to our electronics due to the rapid rate of change in the industry.  However, we hold patents on such things as calibration methods and pixel arrangements.  Due to the general nature of our business and the rapid rate of change in technology, we do not incur significant expenditures in defending or prosecuting patent claims.

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

Seasonal Nature of the Business

Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place, and large commercial systems and networks.  The seasonality of the sports market has also played a part in our sales and profit fluctuations.  As a result, net sales and net income in the first and second quarters of a fiscal year tend to be higher than in the third quarter of a fiscal year, followed by higher levels in the fourth quarter.

The seasonality of the sports business is caused by sales related to facilities for football in the summer and early fall, followed by sales related to facilities for basketball and hockey in the fall, and facilities for baseball in the early to late spring.  This seasonal effect can be compounded by large product orders in the sports markets and by the effects of holidays during our third fiscal quarter.  The effects of seasonality unrelated to holidays are generally not found in our Commercial, International and Transportation business units, although the impact of large orders in those markets and implications of weather during the winter months can cause fluctuations in net sales and profits.  Approximately 51% of our net sales are in the Schools and Theatres and Live Events business units, 25% are in the Commercial business unit, 14% are in the International business unit, and the remaining approximately 10% are in the Transportation business unit.

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
Live Events
Large colleges and universities, professional sports teams and facilities, national and international sports games and federations, civic arenas and convention centers, staging and rental, and motor racing.

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

We have a large and diverse customer base.  The nature of our business generally is not repetitive business from one or a few significant customers.  As a result, and except in the outdoor advertising component of our Commercial business unit, the loss of a major customer generally would not have a material adverse impact on us.

Backlog

Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $131 million as of April 30, 2011 and $127 million as of May 1, 2010.  Because sales agreements and purchase orders may be subject to cancellation or delay by customers with a limited or no penalty, our backlog is not necessarily indicative of future net sales or net income.  Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.  Contracts related to new construction projects generally tend to have the longest lead times.

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

Within our standard product business, which includes our Galaxy® and Valo® display lines and scoreboard products, there are a large number of competitors, none of which we consider to be dominant.  In addition, in the Galaxy® and Valo® display business, there are a significant number of Asian competitors that attempt to sell in our marketplace.  We generally compete based on our depth of service and the wide range of our product offerings.

Within our large video system business, across all segments, there are various competitors that have different levels of strength in individual niches, but none that have a dominant position overall.  For example, a single competitor may have strength in the mobile video business but very little in the fixed installation business.  Another competitor may have strength in the billboard display business but very little strength in any other large display applications.  In addition, our large display business has competitors in a narrow niche that were significant at one time in that niche and then substantially decreased their presence in that niche.  These changes seem to happen as a result of the complexities of the marketplace and the failures that are experienced on installations that receive a great deal of visibility.  Our video systems are highly complex and visible, requiring a high standard of performance that is difficult for other industry participants to maintain over the long-term.

Our competitors are not generally aligned by business unit.  The focus of competitors tends to be more of a product focus.  For example, our Galaxy® line of displays has competitors that are also concentrated in the Commercial business unit, although, like us, they also compete with these same products in our other business units.  Competitors with a focus on video displays compete generally across all of our business units.

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

Product development expenses for fiscal years 2011, 2010 and 2009 were approximately $18.9 million, $21.9 million and $21.6 million, respectively.

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

Employees

As of April 30, 2011, we employed approximately 2,100 full-time employees and approximately 500 part-time and temporary employees.  Of these employees, approximately 900 were in manufacturing, 600 were in sales and marketing, 500 were in customer service, 400 were in engineering and 200 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Financial Information About Geographic Areas

Our operations in countries outside the U.S. are accompanied by certain financial and other risks.  Relationships with customers and terms of sale vary by country, often with longer-term receivables than are typical in the U.S.  Currency exchange rate fluctuations can affect net sales from, and the profitability of, operations outside the U.S.  We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings.  In addition, the repatriation of certain earnings of our foreign subsidiaries may result in substantial U.S. tax cost.

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

Competition could result in lower net sales and decreased margins.  We operate in highly competitive markets, some of which are highly fragmented.  We also compete against products produced in Asia and other parts of the world, including the U.S., which in some cases are of lower quality or performance and lower cost. In addition, because a customer’s budget for the purchase of an electronic display is often part of that customer’s advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs.  Competition could result in not only a reduction in net sales but also in the prices charged by us for our products.  To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance our existing products and services to meet those needs but also continue to price our products competitively.  Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices for strategic marketing or to increase market share.  Some competitors have more capital and other resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements, which could negatively affect our ability to compete effectively.

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

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control, which could adversely affect net sales and profits from international sales. For fiscal years 2011, 2010 and 2009, revenue outside the United States represented approximately 16%, 10% and 12% of our consolidated net sales, respectively.  Our operations and earnings throughout the world have been and may in the future be adversely affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates, longer accounts receivable cycles in certain foreign countries (whether due to cultural, exchange rate or other factors), compliance with import/export laws and foreign tax laws and potential increased costs associated with overlapping tax structures.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

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

The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts and the size and timing of large contracts.  The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts, primarily in the professional and major college facilities market, the outdoor advertising niche and for large spectaculars around the world and the amounts and timing of these contracts.  Whether we are awarded large contracts and their timing and amount could also cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amount are difficult to predict and are outside of our control.

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition.  The terms and conditions of our credit facilities impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions (including cash dividends) and create or incur liens.  The availability of credit facilities are also subject to certain covenants as explained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results and maintain a financial position meeting the requirements of the credit facility.  A breach of any of these covenants could result in a default under the facilities.  In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facilities and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facilities to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition.  As of April 30, 2011, we were in compliance with all financial and other covenants of our credit facilities.

We must comply with the Foreign Corrupt Practices Act.  We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in many jurisdictions, including the Middle East and China.  If our competitors engage in these practices, they may receive preferential treatment from the personnel of some companies or governmental agencies, giving our competitors an advantage in securing business from these companies or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  In addition, although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible even if we are not aware of such conduct.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control.  It is anticipated that borrowings from our existing credit facilities and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due.  However, if additional capital is required, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.  Part of our business strategy is to make acquisitions of or investments in companies businesses, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities.  We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.  Additional risks associated with acquisitions include the following:

•	it may be difficult to integrate the purchased company, products, businesses or technologies into our own business;
•	we may incur substantial unanticipated integration costs;
•	it may be difficult, time-consuming and costly to integrate management information and accounting systems of an acquired business into our current systems;
•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•	we may enter markets in which we have limited prior experience;
•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;
•	we may have difficulty retaining or developing the acquired businesses’ customers;
•	acquisitions could adversely affect our existing business relationships with suppliers and customers;
•	we may fail to realize the potential cost savings or other financial benefits and/or the anticipated strategic benefits of the acquisitions; and
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

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future. As the size of our markets increases and our product offerings continue to evolve and become more sophisticated, we are more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Any such claims, with or without merit, could be time consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our customers’ partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

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

A deterioration of our business could result in underutilization of our manufacturing capacity, and we may need to impair certain assets in the future.  Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

We depend on single-source suppliers for some of the raw materials used in the manufacture of our products.  We obtain some of our raw materials, including, but not limited to, LEDs, power supplies, circuit boards and plastics, from a limited number of suppliers.  If we cannot obtain some key raw materials from our suppliers, we cannot assure that the raw materials will be readily available from other suppliers, that other suppliers will agree to supply the materials to us on terms that are as favorable as the terms we currently receive, or that the raw materials from any other suppliers will be of adequate and consistent quality.  Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed.  Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

General price increases or significant shortages of raw materials and components could adversely affect our operating margin.  We purchase large quantities of raw materials and components, including, but not limited to, aluminum, LEDs, power supplies, circuit boards and various other electronic components.  Materials comprise the largest component of costs, representing nearly 74% of the cost of sales in fiscal 2011. Unless, to the extent described above, we have multiple sources of supply for many of our raw materials, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase our product costs and materially adversely affect margins. Although we attempt to pass along increased costs in the form of price increases to customers, we may decide not to do so for competitive reasons. Even when our price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. As of June 2011, there were no material parts shortages in the market place that were impacting our business; however, the lead times from suppliers has in some cases increased, and we continue to monitor events which could lead to disruptions and price increases, such as the earthquake in Japan in March 2011.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009 and will continue to do so for future periods.  We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm.  In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

Our manufacturing would be interrupted if we were unable to use one of our manufacturing facilities.  We manufacture most of our products in two locations in South Dakota and one in Minnesota.  In addition, we are increasing the amount of product manufactured in our China facility.  If any of these facilities, or a part thereof, were to be destroyed, shut down or unable to be used for its intended purposes, we would be limited in our capacity to meet customer demands until a replacement facility and equipment, if necessary, was found.  The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart.  The delay engendered by, and the potential cost incurred in, these steps could have a material adverse effect on our business, financial condition and results of operations.

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

Difficult conditions in the capital, credit and commodities markets and in the overall economy could continue to materially adversely affect our financial position, results of operations and cash flow, and we do not know ifthese conditions will improve in the near future.  Our financial position, results of operations and cash flow could continue to be materially adversely affected by the current and continuing difficult conditions and volatility in the capital, credit and commodities markets and in the overall worldwide economy.  These factors, combined with the prior declines in business and consumer confidence and higher unemployment, have precipitated a worldwide economic slowdown.  Although these conditions appear to have improved, the continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time.  Current economic conditions have accentuated each of the risks described in this Annual Report on Form 10-K and magnified their potential negative effect on us and our business.  The difficult conditions in these markets and the overall economy affect our business in a number of ways.  For example:

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

As of April 30, 2011, we leased approximately 19 facilities throughout the United States and 11 facilities outside the United States for sales and service offices.  We also leased one facility in Sioux Falls, South Dakota, comprising approximately 140,000 square feet.  The lease contains an option to purchase the building from January 1, 2015 through December 31, 2016.  Our China subsidiary leases approximately 90,500 square feet in a building in Shanghai for sales, service and manufacturing.  The majority of the remaining sales and service offices located throughout the United States, Canada, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2016.  We believe all of our leases will be renewable at market terms in our discretion as they become due or that suitable alternative space will be available to lease under similar terms and conditions.

We own various buildings in Brookings, South Dakota, totaling approximately 1,000,000 square feet, and a building in Redwood Falls, Minnesota, totaling approximately 100,000 square feet.

Item 3.  LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters that arise in the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 3, 2011, we had 876 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
1st Quarter	$8.96	$7.30	$9.88	$7.00
2nd Quarter	11.01	7.30	9.50	7.36
3rd Quarter	17.30	10.83	9.56	7.20
4th Quarter	16.45	9.91	9.29	7.06

On June 2, 2011 our Board of Directors declared a dividend of $0.11 per share payable on June 24, 2011 to holders of record of our common stock on June 13, 2011.

On September 17, 2010 our Board of Directors declared a special dividend of $0.50 per share payable on October 14, 2010 to holders of record of our common stock on September 30, 2010.

On June 3, 2010, our Board of Directors declared a dividend of $0.10 per share payable on June 25, 2010 to holders of record of our common stock on June 14, 2010.

Although we expect to continue to pay annual dividends for the foreseeable future, any and all subsequent dividends will be reviewed, determined and declared by the Board in its discretion.  In addition, our credit facility imposes limitations on our ability to pay dividends as further described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Performance Graph

The following graph shows changes during the period from April 29, 2006 to April 30, 2011 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with the financial statements and the notes to the financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report.  The statement of operations data for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009 and the balance sheet data at April 30, 2011 and May 1, 2010 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Report.  The statement of operations data for the fiscal years ended April 26, 2008 and April 28, 2007 and the balance sheet data at May 2, 2009, April 26, 2008 and April 28, 2007 are derived from audited financial statements not included in this Report.

	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$441,676	$393,185	$580,681	$499,677	$433,201
Operating income (loss)	19,527	(6,730)	42,617	38,243	36,915
Net income (loss)	14,244	(6,989)	26,428	26,213	24,427
Diluted earnings (loss) per share	0.34	(0.17)	0.64	0.63	0.59
Weighted average diluted
shares outstanding	42,277	40,908	41,152	41,337	41,311
Balance Sheet Data:
Working capital	$128,160	$118,625	$104,542	$62,545	$45,043
Total assets	327,847	305,851	324,876	294,479	265,850
Total long-term liabilities	15,083	14,358	10,536	8,074	9,060
Total shareholders' equity	203,102	207,053	211,911	183,253	153,708
Cash dividends per share	0.60	0.095	0.09	0.07	0.06

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

Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sport facilities and colleges and universities, as well as the seasonality of the sports market.  Net sales and gross profit percentages also have fluctuated due to other seasonality factors, including the impact of weather and holidays, which primarily affect our third quarter.  Our gross margins on large product orders tend to fluctuate more than those for smaller standard orders.  Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The years ended April 30, 2011, May 1, 2010 and May 2, 2009 consisted of 52, 52 and 53 weeks, respectively. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of April 30, 2011 and May 1, 2010, we had an allowance for doubtful accounts balance of approximately $2.5 million and $2.6 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of April 30, 2011 and May 1, 2010, we had approximately $23.0 million and $18.9 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold.  In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 30, 2011 and May 1, 2010, we had $13.3 million and $12.1 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely.  However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional U.S. tax liabilities would be incurred.  It is not practical at this time to estimate the amount of additional U.S. tax liabilities we would incur.

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

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets.  Impairment reviews are conducted when we believe that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines, future volume, revenue and expense growth rates, and discount rates.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee option.  We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.  We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options.  Our decision to use expected volatility was based on the availability of actively traded options for our common stock and our assessment that expected volatility is more representative of future stock price trends than the historical volatility of our common stock.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest.  We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

Results of Operations

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.8%	76.0%	73.3%
Gross profit	25.2%	24.0%	26.7%
Total operating expenses	20.8%	25.7%	19.4%
Operating income (loss)	4.4%	(1.7)%	7.3%
Interest income (expense), net	0.4%	0.3%	0.3%
Other income (expense), net	0.2%	(0.7)%	(0.5)%
Income (loss) before income taxes	5.0%	(2.1)%	7.1%
Income tax expense (benefit)	1.8%	(0.3)%	2.6%
Net income (loss)	3.2%	(1.8)%	4.5%

Net Sales

The following table sets forth net sales and orders by business unit for fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009:

	Year Ended
	April 30,		May 1,		May 2,
	2011		2010		2009
Net Sales:	Amount	Percent Change	Amount	Percent Change	Amount
Commercial	$112,515	22.5%	$91,860	(41.1)%	$155,851
Live Events	161,572	1.5	159,229	(40.9)	269,650
Schools & Theatres	62,310	(0.9)	62,878	(5.4)	66,444
Transportation	45,215	11.7	40,481	18.1	34,289
International	60,064	55.1	38,737	(28.9)	54,447
	$441,676	12.3%	$393,185	(32.3)%	$580,681

Orders:
Commercial	$115,820	23.4%	$93,833	(30.7)%	$135,316
Live Events	152,851	(1.7)	155,509	(37.1)	247,296
Schools & Theatres	61,995	(0.8)	62,493	(1.1)	63,173
Transportation	43,878	(4.5)	45,968	2.8	44,707
International	65,318	37.6	47,482	25.1	37,960
	$439,862	8.5%	$405,285	(23.3)%	$528,452

Fiscal Year 2011 as compared to Fiscal Year 2010
Commercial Business Unit.  The Commercial business unit is comprised of the reseller and national account business, which includes primarily our Galaxy® and GalaxyPro® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

Net sales in our outdoor advertising business, which is a component of the Commercial business unit, were up 65% compared to fiscal 2010.  Orders in the outdoor advertising business were up approximately 108% in fiscal 2011, compared to fiscal 2010.  In addition to better economic conditions in fiscal 2011 compared to fiscal 2010 for outdoor advertisers, during the first quarter of fiscal 2011, we were successful in earning back business from a large outdoor advertising company that had not placed significant orders with us during fiscal 2010.  During the second quarter of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for an increase in digital billboard deployments beginning in the first calendar quarter of 2011.  These plans, in addition to the improving economy benefiting other outdoor advertising companies, have caused both orders and sales to rise.  We also believe that our ability to maintain our market share as we earned back a large customer has been helped by the industry’s acceptance of our Series 4000 digital billboard product.  Although the number of digital displays deployed in calendar 2011 may approximate numbers we experienced on an annual basis prior to the economic downturn, the ultimate level of net sales dollars will be significantly lower than at that time due to the lower unit selling prices for digital billboards.

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

Net sales in the reseller portion of the Commercial business unit increased by approximately 14% in fiscal 2011 compared to fiscal 2010, while orders increased by approximately 15%.  The increase in both orders and net sales has been primarily driven by an increase in the large contract portion of this business, which includes spectaculars and other large video display systems.  This has been augmented by the introduction of our architectural lighting products which we expect to help drive increased sales.  Our standard product sales and services business were up slightly, which we attribute to improving economic conditions.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.  Furthermore, this business unit is sensitive to economic conditions, and the future performance of this business unit will vary based on these conditions.

As a result of the worsening economic and credit environments in early fiscal 2009, the competitive pressures in the Commercial business unit increased as competitors went after fewer opportunities.  This competitive pressure has continued to put considerable pricing pressure on all aspects of this business unit.  In addition to these competitive pressures, the current economic conditions have caused many customers to hold off or delay orders.  These factors have also had an adverse impact on our gross margins.

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

Live Events Business Unit.  The changes in net sales and orders for the Live Events business unit for fiscal 2011 as compared to fiscal 2010 was the result of a number of factors.  The most significant positive factor was the improvement in orders for professional baseball facilities.  We were awarded over $20 million in contracts exceeding $3 million for major league baseball facilities during the second and third quarters of fiscal 2011 compared to none for the same periods in fiscal 2010.  These baseball contracts, plus one additional contract booked in late fiscal 2010, contributed over $27.0 million in net sales in fiscal 2011.  This increase from the baseball contracts was offset by a decline in large contracts over $5 million in fiscal 2011 compared to fiscal 2010.  Net sales on contracts in excess of $5 million declined from $37.3 million in fiscal 2010 to $34.8 million in fiscal 2011.  The decline is primarily due to decreasing new construction projects as discussed in prior filings.

Since the third quarter of fiscal 2010, when the economy caused a significant decline in orders and sales in the Live Events business unit, we have began to see some improvement in this business unit.  In spite of this improvement, the growth outlook for orders related to the fall sports facilities remains uncertain.  As described below, a portion of this concern is due to the current labor situation in professional sports. We believe that the economy, as well as the competitive factors described below, are still impacting this business adversely.  As we progress through the first quarter of fiscal 2012, we should obtain greater clarity on the fall sports business performance and fiscal year 2012 as a whole.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure in the Live Events marketplace.  We believe that this pressure continues to hurt gross profit margins.  In addition, over the next 12 months, a number of professional sports leagues are expected to be renegotiating labor contracts with players, which could negatively impact orders during this period.  Until these pressures are reduced or eliminated, they are likely to adversely affect our ability to book orders and our gross profit margin.  Partially offsetting this impact on gross margin has been the impact of the lower cost of our equipment resulting from our new product offerings.  These factors, primarily the competitive factors, make it difficult to forecast orders and net sales in the Live Events business unit for fiscal 2012.  Although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment impacts this business.  However, over the long term, we expect to see growth, assuming that the economy continues to improve and we are successful at counteracting competitive pressures.

Our expectations regarding additional growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; our product and services offerings, which remain the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers.  In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems.  This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations.  Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  These increases, however, have been partially offset by the decline in product selling prices.  We also believe that the effects of an adverse economy are generally less on sports related business as compared to our other businesses as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were less than 1.6% and 1.3% of total net sales for fiscal 2011 and fiscal 2010, respectively, and therefore were not material.

Schools and Theatres Business Unit.  The changes in net sales in the Schools and Theatres business unit in fiscal 2011 compared to fiscal 2010 were the result of higher custom video and scoring systems due to more opportunities created by our sports marketing business and the increased demand for large video systems, offset by declines in our standard scoreboard, display and hoist product sales.  We believe that the volatility in the sports portion of this business unit is due to reasons similar to the decline in net sales for the Live Events business.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the declining school budgets has had an adverse impact on orders in this business unit.  A positive aspect of the orders has been the increase in opportunities for larger video systems, primarily in high school facilities which benefit from our sports marketing services that generate the advertising revenue to fund the display systems.  The increased interest in this area has lead to a slightly higher level of orders in fiscal 2011 as compared to fiscal 2010.  Although it is difficult to project, we believe that fiscal 2012 could continue to be a challenge for the Schools and Theatres business unit due to the foregoing reasons.  Net sales for the rigging portion of this business unit decreased in fiscal 2011 as compared to fiscal 2010.  For the long term, we believe that this business unit presents growth opportunities once the outlook for school spending improves.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for fiscal 2011 was due to the reduction in backlog that existed at the beginning of the fiscal year, which was higher than normal.  Orders were down slightly in fiscal 2011 compared to fiscal 2010 as a result of a couple of unusually large orders booked in the second half of fiscal 2010, including one order in excess of $8 million for an east coast transit authority.  The decline in backlog resulted from improvements in throughput of our manufacturing during late fiscal 2011. We believe that the past and future growth in this business unit is the result of federal government stimulus money and other legislation that provides for increased spending on transportation projects and to us gaining market share.  We expect that net sales in the Transportation business unit will be relatively flat for fiscal 2012.

Similar to other business units, it appears that the competitive environment has become more intense in this area as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins until it eases.

International Business Unit.  The increase in net sales in the International business unit during fiscal 2011 compared to fiscal 2010 was the result of the higher backlog at the beginning of fiscal 2011 as compared to the backlog at the beginning of fiscal 2010 and the increase in orders throughout fiscal 2011.   Included in orders in fiscal 2011 is a large project in excess of $10 million for a new arena in Mexico.  Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  We believe that as the economy has improved, our orders have increased as we continued to develop a local presence in foreign markets.  As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   In spite of the foregoing, it appears that this market is seeing some strengthening, as our opportunities began to increase in late fiscal 2010 and orders are rising.  However, as a result of the competitive pressures, we expect to continue to see more challenges to gross profit to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from the use of our display products.  These sales represented less than 1% of net sales for fiscal 2011 and 2010.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Fiscal Year 2010 as compared to Fiscal Year 2009
Commercial Business Unit.  In the early part of the third quarter of fiscal 2009, we were notified that our largest customer in our outdoor advertising niche was decreasing its spending on digital billboards from approximately $100 million annually to approximately $15 million annually, effective for calendar year 2009.  We were one of two primary vendors of digital billboards for this customer.  This corresponded to a decline in orders overall in the outdoor advertising niche, which started to become evident late in the second quarter of fiscal 2009.  It is our belief that the then current economic conditions and limited credit availability caused this decline.  This decline in digital billboard sales was the most significant factor in the decline in sales and orders in fiscal 2010 as compared to fiscal 2009.  Net sales in this niche (digital billboards for outdoor advertisers) in fiscal 2010 decreased by approximately $50 million, or more than 70%, as compared to fiscal 2009.

The reseller and national account portion of the Commercial business unit decreased approximately $14.4 million or 17% in fiscal 2010 as compared to fiscal 2009.  The decline in the reseller niche for fiscal 2010 was due to a lower level of sales of standard Galaxy® displays as well as a decline in sales of large video display systems.  We attributed the decline in sales of Galaxy® displays to the weaker economic conditions in fiscal 2010 as compared to the same period of fiscal 2009.    Finally, the decrease in net sales in the national account portion was due to declines by our larger accounts due to a slow-down in their deployment and decreases in new stores.  Orders and sales were impacted by aggressive competition, causing customers to hesitate and evaluate opportunities more carefully.

Order bookings were also down as indicated above for the same reasons as net sales.

Live Events Business Unit.  The decrease in net sales for fiscal 2010 as compared to fiscal 2009 was the result of a decline in revenues from large new construction contracts exceeding $5 million as explained in prior filings, which had led to the significant growth during fiscal 2009.  These large contracts contributed approximately $37.3 million in net sales during fiscal 2010 compared to approximately $116.8 million during fiscal 2009.  In addition, orders and net sales were less than expected in fiscal 2010 as a result of orders being delayed and customers not moving forward with projects.  We believe this was due to economic concerns and various other factors causing customers to put off large expenditures.

The decrease in orders was due to the decrease in large orders and competitive pressures, which we believe caused us to lose orders we otherwise would have earned, and various other factors, all as explained above.

Schools and Theatres Business Unit.  Net sales in this business unit declined in fiscal 2010 compared to 2009 as a result of decreases in orders in the sports portion of this business unit, which were partially offset by increasing net sales and orders in the hoist portion of this business unit.  We believe that the decline in the sports portion of the business unit was due to reasons similar to Live Events.  In addition, we believe that although much of the spending on small sports systems derives from advertising revenues, the impact of declining school budgets had an adverse impact on this business unit, which seemed to have worsened in the fourth quarter of fiscal 2010.

Transportation Business Unit.  The increase in net sales in fiscal 2010 compared to 2009 was due to the larger backlog of orders at the beginning of fiscal 2010 as compared to the beginning of fiscal 2009.  The increases in orders in this business unit were due, in part, to a large order for the New Jersey Transit Authority of approximately $8 million, which is the guaranteed portion of a procurement contract of up to $25 million over a five-year period.

International Business Unit.  The decrease in net sales in fiscal 2010 compared to 2009 was attributable, in part, to large orders booked in the fourth quarter of fiscal 2008 for a rail station in Beijing and a network of displays in the U.K. that converted to net sales in the first quarter of fiscal 2009.  Due to the focus on large contracts in this business unit and the small number of contracts actually booked, volatility is not unusual.  As stated above, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures in the Live Events market because the competitors tend to overlap.  We believe that this had an adverse impact on our order bookings in fiscal 2010.

Backlog

Our backlog at the end of fiscal 2011 was $131 million as compared to $127 million at the end of fiscal 2010.  Overall, the increase in backlog is the result of the increase in orders in the International and Commercial business units in fiscal 2011 as compared to net sales.  Orders in the International business unit outpaced net sales by approximately $5 million, and orders in the Commercial business unit outpaced net sales by more than $3 million.  These increases were partially offset by declines in backlog in the other business units.  Backlog varies significantly quarter to quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  In addition, our backlog is not necessarily indicative of future sales or net income, also as explained previously.

Gross Profit

Year Ended
April 30,				May 1,			May 2,
2011				2010			2009
Gross Profit		Percent Change	As a Percent of Net Sales	Gross Profit	Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$25,544	36.3%	22.7%	$18,741	(52.4)%	20.4%	$39,332	25.2%
Live Events	32,276	(4.2)	20.0	33,702	(58.0)	21.2	80,300	29.8
Schools & Theatres	17,272	4.8	27.7	16,480	1.0	26.2	16,312	24.5
Transportation	15,647	22.1	34.6	12,815	61.2	31.7	7,948	23.2
International	20,745	61.9	34.5	12,818	11.8	33.1	11,466	21.1
	$111,484	17.9%	25.2%	$94,556	(39.1)%	24.0%	$155,358	26.8%

Fiscal Year 2011 as compared to Fiscal Year 2010
The increase in gross profit in fiscal 2011 as compared to fiscal 2010 was due primarily to higher net sales.  The increase in gross profit as a percent of sales is the result of an improved gross profit on our services business and a lower conversion cost of manufacturing as a percentage of sales, which were partially offset by a decrease of approximately two percentage points in gross profit on product sales, primarily large contract sales, and higher warranty costs as a percentage of net sales.  The decline in large contract gross profit percentage was primarily due to the competitive factors described above.  Gross profit percentages were relatively flat in fiscal 2011 and fiscal 2010 on small contract sales.  Large contracts were approximately 64% of net sales in fiscal 2011, compared to approximately 61% in fiscal 2010.  Warranty costs were approximately 3.9% of net sales for fiscal 2011 and 3.5% of net sales in fiscal 2010.

We have been challenged with higher than expected warranty costs for the past two fiscal years.  During fiscal 2009, in order to reduce these costs, we began expending significant effort on developing, and brought to market in late fiscal 2010, our new outdoor DVX technology, which is a common module platform that over time will replace the different and unique modules for each of our display resolutions and types.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that this technology and investments in quality initiatives will drive down warranty costs over the long term.

One of the more significant trends that we have been experiencing since the middle of fiscal 2009 is the high level of fixed costs as a percentage of sales within manufacturing.  We believe that as our business rebounds and sales grow, we will gain leverage in our gross profit percentage due to these fixed costs.  As a result of long-term sales growth expectations, we have not decreased the fixed cost infrastructure, as that would impair our ability to respond to rising sales in the future.  This has caused fixed costs to be higher than the levels we would prefer as a percent of sales.  Total manufacturing conversion costs for fiscal 2011 and fiscal 2010 were approximately $72.3 million and $67.4 million, respectively.  This equates to 16.4% of net sales in fiscal 2011 as compared to 17.2% of net sales in fiscal 2010.

Within the Commercial business unit, the gross profit percentage increased in fiscal 2011 as compared to fiscal 2010 as a result of an improved margin on services related sales, which added approximately one percentage point to gross profit and improved manufacturing conversion costs, as described previously.  This increase was partially offset by higher warranty costs, which caused a one-half of a percentage point decline in gross profit percentage.  Although we expect that warranty costs within the Commercial business unit will decline, causing an increase in gross profit percent due to the competitive factors mentioned above, it is difficult to forecast gross profit percentage on products and therefore gross profit as a whole in this business unit.  There are factors, however, such as lower component costs, that suggest that gross profit can increase on an aggregate basis.

Gross profit percentage in the Live Events business unit decreased in fiscal 2011 as compared to fiscal 2010 as a result of lower margins on large contracts, which caused the gross profit percent to decline by approximately four percentage points, partially offset by improvements in manufacturing conversion costs and an improvement in gross profit percent on services.  The lower gross profit percent on contracts is attributable to the competitive factors described above.  Based on our current backlog and competitive factors, we expect to see improvements in the gross profit percent on a sequential basis as a result of the factors explained previously related to the lower costs of the products; however, gross profit percent in the large contract business can vary to a large degree and are difficult to forecast.

Gross profit percentage in the Schools and Theatres business unit increased in fiscal 2011 as compared to fiscal 2010 as a result of improvements in manufacturing conversion costs as a percent of sales, which were partially offset by lower gross profit percents on equipment sales in the sports portion of this business unit.

Gross profit percentage in our Transportation business unit increased in fiscal 2011 compared to fiscal 2010 by approximately three percentage points as a result of the improvement in manufacturing conversion costs as previously described.

Within the International business unit, gross profit percents increased in fiscal 2011 as compared to fiscal 2010 as a result of an improvement in manufacturing conversion costs as previously described.

It is difficult to project gross profit levels for fiscal 2012 because of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.  However, we expect that gross profit could increase assuming that changes in the competitive dynamics do not change in an adverse way and that warranty costs decrease as a percentage of net sales.  This expectation is also dependant on other factors as described in our risk factors section of the annual report.

Fiscal Year 2010 as compared to Fiscal Year 2009
The decrease in gross profit in fiscal 2010 as compared to fiscal 2009 was due to lower net sales.  Gross margin percents on large contracts decreased during fiscal 2010 by approximately 1.2 percentage points over fiscal 2009 as a result of competitive factors.  The largest impact in terms of declines in percentage points was in the Live Events Business unit, where gross profits declined on large contracts by 1.9 percentage points.  Gross profit percents were flat year over year for standard orders.  In fiscal 2010, large contracts comprised approximately 61% of net sales, while standard orders comprised approximately 29%.  Overall contracts and standard orders gross profit percents declined by approximately one percentage point.  Warranty costs declined as a percentage of net sales to 3.5% in fiscal 2010 as opposed to 4.2% in the prior fiscal year.  The costs of excess capacity caused a 1.2 percentage point decline in gross profit.  Other items such as inventory writedowns and other variances comprised the remainder of the difference. Included in warranty costs in fiscal 2009 were a number of significant and isolated warranty costs that did not recur in fiscal 2010 that were explained in prior filings.

Within the Commercial business unit, gross profit percent decreased approximately five percentage points in fiscal 2010 as compared to fiscal 2009 as a result of a decline in margin in all niches.  The majority of the decline was in the billboard niche as a result of competitive factors, higher warranty costs and greater excess capacity in fiscal 2010 as compared to fiscal 2009.

Gross profit percent declined in the Live Events business unit, primarily as a result of the competitive factors and the lower level of sales during the year described above, which resulted in higher costs of excess capacity.

Gross profit percent in our Schools and Theaters business unit increased as a result of improved performance in our hoist business, which was offset partially by a decline in gross profit percent in our small sports facilities business, resulting primarily from higher manufacturing variances.

Gross profit percent in our Transportation business unit increased in fiscal 2010 compared to 2009 as a result of better margin achievement on orders in spite of the competitive factors.

Within the International business unit, gross profit percent increased in fiscal 2010 compared to 2009 as a result of lower warranty costs as a percentage of sales.

Operating Expenses

	Year Ended
	April 30,			May 1,			May 2,
	2011			2010			2009
	Operating expense	Percent Change	As a Percent of Sales	Operating expense	Percent Change	As a Percent of Sales	Operating expense	As a Percent of Sales
Selling expense	$49,555	(8.7)%	11.2%	$54,253	(13.0)%	13.8%	$62,335	10.7%
General and administrative	23,453	(6.9)	5.3	25,199	(12.5)	6.4	28,787	5.0
Product design and development	18,949	(13.6)	4.3	21,920	1.4	5.6	21,619	3.7
Gain on insurance proceeds	-	(100.0)	-	(1,496)	-	(0.4)	-	-
Goodwill impairment	-	(100.0)	-	1,410	-	0.4	-	-
	$91,957	(9.2)%	20.8%	$101,286	(10.2)%	25.8%	$112,741	19.4%

Fiscal Year 2011 as compared to Fiscal Year 2010
Operating expenses are comprised of selling, general and administrative expenses and product design and development costs.  The changes in the various components of operating expenses are explained below.  As a result of the downturn in orders and net sales that started during the second quarter of fiscal 2009, we began to reduce all types of operating expenses to partially keep pace with the declining net sales.  Although we will continue efforts to reduce costs, we have reached a point where further reductions are unlikely on an aggregate basis and, in fact, we have begun to invest in certain areas in which we previously suspended or reduced investments.  We continue to challenge and explore areas for reductions and improvements.  Our most significant costs within operating expense are personnel related costs.  Our approach prior to fiscal 2011 was focused on allowing attrition and limited reductions in workforce, coupled with a general hiring freeze, to drive a significant portion of the decrease in personnel costs.  In addition, we implemented a wage freeze for salaried employees and various other cost reduction initiatives in fiscal 2010.  Total operating expenses for fiscal 2011 were down 18% from the level of fiscal 2009, the year the downturn began for us.  We removed the wage freeze beginning in fiscal 2011 and in late fiscal 2011 started to increase staffing in a limited number of areas.  In addition, certain other cost reduction initiatives that were temporary in nature have been reinstated during fiscal 2011.  Based on the foregoing, it is likely that total operating costs will increase in future quarters, although we will maintain a conservative approach until sales and gross profit increase more materially.

Fiscal Year 2010 as compared to Fiscal Year 2009
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

Fiscal Year 2011 as compared to Fiscal Year 2010
Selling expense decreased in fiscal 2011 as compared to fiscal 2010 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $3.4 million, a decrease of $2.2 million of depreciation, and a $1.1 million decrease in bad debt expense.  These savings were offset by increases of $0.5 million in travel and entertainment costs, a $0.7 million increase in costs of conventions, a $0.5 million increase in commission and consultants, and an increase in other costs of $0.3 million.  The decrease in personnel costs was the result of the lower number of employees caused by the reduction efforts explained above and decreases in benefits due to a change in health insurance plans.  The increase in travel and entertainment costs was a reflection of the higher level of sales opportunities and costs of conventions.  The decline in bad debt expense in fiscal 2011 was due to two larger isolated reserves established in fiscal 2010.  The increase in costs of conventions was a result of higher costs incurred on trade shows attended.  Depreciation costs declined as a result of a lower level of demonstration equipment.

As described above, we expect that selling expenses may increase in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Fiscal Year 2010 as compared to Fiscal Year 2009
Selling expense decreased in fiscal 2010 as compared to fiscal 2009 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $4.4 million, a decrease of $1.6 million in travel and entertainment costs, a $0.7 million decrease in costs of conventions, a $0.7 million decrease in depreciation, and a $0.7 million decrease in bad debt expense.  The decrease in personnel costs was the result of the lower number of employees caused by the reduction efforts explained above.  The decrease in travel and entertainment costs was a reflection of the lower number of employees and the lower level of sales opportunities.  The decrease in costs of conventions was a result of lower number of trade shows attended and decreased costs of those where attendance was appropriate.  Depreciation costs declined as a result of a lower level of demonstration equipment.  The decline in bad debt expense was due to a lower level of credit losses occurring in fiscal 2010, which is difficult to attribute to specific factors.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

Fiscal Year 2011 as compared to Fiscal Year 2010
The decrease in general and administrative costs was the result of a decrease of approximately $1.3 million in personnel costs, including benefits and taxes; lower costs related to hardware and software infrastructure, including depreciation, which decreased $0.3 million; and lower professional fees, which decreased by approximately $0.5 million.  The decreases were offset by an increase of $0.4 million in computer software, hardware, and maintenance costs.  The lower level of personnel costs was the result of the reductions in employees in prior years as described above.  The lower level of professional fees was due to the decreased audit and tax fees.

As described above, we expect that general and administrative expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Fiscal Year 2010 as compared to Fiscal Year 2009
The decrease in general and administrative costs was the result of a decrease of approximately $1.1 million in personnel costs, including benefits and taxes; lower costs related to hardware and software infrastructure, including depreciation, which decreased $0.3 million; lower professional fees, which decreased by approximately $1.0 million; and lower costs related to recruiting and other expenses.  The lower level of personnel costs was the result of the reductions in employees described above.  The lower level of professional fees was due to the higher level of litigation and contract negotiation fees in fiscal 2009 representing isolated items.  The lower recruiting fees resulted from the elimination of new full-time hires in fiscal 2010 as compared to fiscal 2009.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and supplies.

Fiscal Year 2011 as compared to Fiscal Year 2010
Investments in our DVX technology platform, architectural lighting products, various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continue to drive product design and development expenses.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, between 65% and 75% of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold.

The decline in product design and development expenses for fiscal 2011 as compared to fiscal 2010 was the result of a decrease of $2.4 million in personnel costs, including taxes and benefits, and a decrease of approximately $0.1 million in depreciation expenses within our engineering departments.  As described above, we expect that product design and development expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Fiscal Year 2010 as compared to Fiscal Year 2009
Investments in our DVX technology and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, drove increases in product design and development expenses in fiscal 2010 as compared to fiscal 2009.  We also invested in other product lines, including our Galaxy® display technology.  Additionally, in fiscal 2010 we invested heavily in initiatives designed to improve manufacturing processes and decrease the cost of our products.

Gain on insurance proceeds:  During the third quarter of fiscal 2010, we recorded a gain on insurance proceeds of $1.5 million related to the fire at our Star Circuits manufacturing facility as described in Note 14 to the consolidated financial statements.  The proceeds from the insurance company were used to purchase replacement equipment, inventory and supplies, offset the extra expense of outsourcing this manufacturing, and building out a new facility to house the operations.

Goodwill Impairment:  During the third quarter of fiscal 2010, we recorded a non-cash impairment charge of $1.4 million related to our Schools and Theaters and International business units.  The charge was approximately $0.7 million for each business unit.  There was no similar impairment expense in prior fiscal years.  The impairment resulted from our analysis of goodwill, which factored in the unexpected decline in forecasted discounted cash flows.  We attributed the decline to the weaker economic conditions and the continued decline in our stock price.  See Note 4 of the consolidated financial statements for additional information, including estimates and assumptions we used to determine this charge.

Contribution Margin by Segment

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment:

	Year Ended
	April 30,		May 1,		May 2,
	2011		2010		2009
Contribution Margin	Amount	Percent change	Amount	Percent change	Amount
Commercial	$12,926	149.8%	$5,175	(76.9)%	$22,380
Live Events	18,889	3.1	18,320	(71.1)	63,323
Schools & Theatres	7,247	63.8	4,423	114.8	2,059
Transportation	12,149	28.0	9,490	161.4	3,630
International	10,719	270.3	2,895	77.5	1,631
	$61,930	53.7%	$40,303	(56.7)%	$93,023

Contribution margin by segment is equal to gross profit less selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s actual performance on a stand-alone basis.  Therefore, we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All business units’ results were impacted as a result of the changes in sales and gross profit as previously described.  The remainder of the changes for fiscal 2011 compared to fiscal 2010 resulted from changes in selling expense.

Fiscal Year 2011 as compared to Fiscal Year 2010
In the Commercial business unit, selling expenses were down approximately 7.0% for fiscal 2011 compared to fiscal 2010.  The changes for the fiscal year were primarily due to lower personnel costs, including taxes and benefits, of $0.7 million and lower depreciation costs of $0.5 million, partially offset by higher travel and entertainment costs of $0.3 million and various other expenses.

In the Live Events business unit, selling expenses declined by 13.0% for fiscal 2011 compared to fiscal 2010.  The decline for the quarter was the result of a $2.0 million decrease in personnel costs, including taxes and benefits, and a $0.3 million decrease in depreciation, which was partially offset by an increase in various other expenses.

Selling expenses for the Schools and Theatres business unit declined by 16.9% in fiscal 2011 as compared to fiscal 2010.  The decrease was the result of lower sales administration costs of $1.0 million, lower personnel costs, including benefits and taxes, of $0.5 million, lower bad debt expenses of approximately $0.4 million and lower commission expense paid to third parties of $0.2 million.

In the Transportation business unit, selling expenses were generally flat for fiscal 2011 as compared to fiscal 2010.

In the International business unit, selling expenses increased 1.0% in fiscal 2011 as compared to fiscal 2010.  The increase for fiscal 2011 compared to fiscal 2010 was due to the increase in commissions to third parties of $0.6 million, an increase in travel and entertainment of approximately $0.2 million, and an increase in personnel costs, including taxes and benefits, of $0.3 million, which were partially offset by a decrease in depreciation of approximately $0.4 million, and a decrease in bad debt expense of approximately $0.8 million.

Fiscal Year 2010 as compared to Fiscal Year 2009
In the Commercial business unit, selling expenses were down approximately 20.0% for fiscal 2010 compared to fiscal 2009.  The decrease for the fiscal year to date were primarily due to lower personnel costs, including taxes and benefits, of $1.7 million, lower travel and entertainment costs of $0.4 million, lower depreciation costs of $0.4 million, lower bad debt expenses of $0.2 million, lower commission expense paid to third parties of $0.2 million and decreases in various other expenses.

In the Live Events business unit, selling expenses declined by 9.4% for fiscal 2010 compared to fiscal 2009.  The decline for the quarter was the result of a $1.4 million decrease in personnel costs, including taxes and benefits, lower travel and entertainment costs of $0.5 million, lower commission expense paid to third parties of $0.4 million and lower bad debt expenses of $0.7 million.

Selling expenses for the Schools and Theatres business unit declined by 15.4% in fiscal 2010 as compared to fiscal 2009.  The decrease was the result of lower personnel costs, including benefits and taxes, of $1.7 million, lower travel and entertainment costs of $0.4 million, and lower depreciation costs of $0.3 million.

In the Transportation business unit, selling expenses declined by 23.3% for fiscal 2010 compared to fiscal 2009.  The decrease for the fiscal year to date were primarily due to lower personnel costs, including taxes and benefits, of $0.5 million, lower travel and entertainment costs of $0.1 million, lower depreciation costs of $0.1 million.

In the International business unit, selling expenses were generally flat for fiscal 2010 as compared to fiscal 2009.

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

Fiscal Year 2011 as compared to Fiscal Year 2010
Interest income increased 26.7% to $1.9 million for fiscal 2011 as compared to $1.5 million for fiscal 2010.  The increase was the result of higher levels of temporary cash investments and an increase in interest income recognized on long-term receivables.   We expect that the amount of interest income will increase in fiscal 2012 due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments, although due to the volatility of working capital needs and changes in investing and financing activities, this expectation could prove to be incorrect.

Interest expense remained flat at $0.2 million in fiscal 2011 and fiscal 2010.  We expect that interest expense will remain at relatively low levels for fiscal 2012.

Fiscal Year 2010 as compared to Fiscal Year 2009
Interest income decreased 28.6% to $1.5 million for fiscal 2010 as compared to $2.1 million for fiscal 2009.  The decrease was the result of lower interest rates partially offset by higher levels of temporary cash investments.

Interest expense remained flat at $0.2 million in fiscal 2010 and fiscal 2009.

Income Taxes

Fiscal Year 2011 as compared to Fiscal Year 2010
Income tax expense (benefit) increased to $7.9 million in fiscal 2011 as compared to ($1.2) million in fiscal 2010.  The increase was attributable primarily to the increase in income before income taxes and an increase in the effective tax rate.  The effective rate for fiscal 2011 was approximately 35.7% as compared to 14.2% in fiscal 2010.  Included in income tax expense for fiscal 2011 was the impact of the reinstatement of the research and development tax credit which was signed by the President in late calendar year 2010.  This reduced our income tax expense by approximately $0.2 million, as the reinstatement was retroactive to January 1, 2010.  Had this benefit not been recognized, our effective tax rate would have been approximately 36.6% for fiscal 2011.  In addition, as a result of the operating losses in fiscal 2010, we were not entitled to the benefit of the domestic production activities deduction which caused a reduction in the effective rate of approximately three percentage points in fiscal 2011.

Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  In comparing the fiscal 2011 periods to the same periods in fiscal 2010, changes in the effective rate, other than due to the reinstatement of the tax credit and domestic production activities described above, are the result of this mix and the impact that permanent adjustments to taxable income have as a percent of taxable income.  Higher levels of pretax income which occurred in fiscal 2011 reduce the impact of the differences that cause the statutory rate to deviate from the overall effective tax rate.

The change in the effective tax rate is impacted by the magnitude of various items as a percentage of pretax income or loss.  Items such as stock compensation, for example, impacted the effective rate by almost 11% in fiscal 2011 as compared to 14% in fiscal 2010.  These adjustments to pre-tax income were comparable in both years in the dollar amount of the adjustment, except for research and development tax credits, which decreased by approximately $0.2 million; goodwill impairment, which decreased by $0.3 million; and the addition of the domestic production activities deduction in fiscal 2011.

Fiscal Year 2010 as compared to Fiscal Year 2009
Income tax expense (benefit) decreased to ($1.2) million in fiscal 2010 as compared to $15.1 million in fiscal 2009.  The decrease was attributable primarily to the decrease in income before income taxes and a decrease in the effective tax rate.  The effective tax rate decreased to approximately 14.2% in fiscal 2010 from 36.4% in fiscal 2009.  The decrease in the effective tax rate was attributable to the impact of various items on a pre-tax loss position in fiscal 2010 compared to a pre-tax income position in fiscal 2009.  Items such as stock compensation, for example, impacted the effective rate by almost 14% in fiscal 2010 as compared to 2% in fiscal 2009.  These adjustments to pre-tax income were comparable in both years in the dollar amount of the adjustment, except for research and development tax credits, which decreased by approximately $0.6 million; goodwill impairment, which increased by $0.3 million; and the elimination of the domestic production activities deduction.  The decrease in the research and development tax credit in fiscal 2010 compared to 2009 resulted from the elimination of the credit effective January 1, 2010.

Fiscal Year 2011 Fourth Quarter Summary

During the fourth quarter of fiscal 2011, net sales increased 24.4% to $114.3 million as compared to $92.0 million in the fourth quarter of fiscal 2010.  The increase was primarily due to increased net sales in the Live Events, Transportation, Commercial, and International business units, as explained previously.

Gross margin percentage increased to 24.9% in the fourth quarter of fiscal 2011 from 21.9% in the fourth quarter of fiscal 2010.  The increase in gross profit levels was primarily due to the impact of lower manufacturing costs as a percent of net sales in fiscal 2011.  This was partially offset by higher warranty costs as a percent of sales in the fourth quarter of fiscal 2011 as compared to fiscal 2010.

Selling and general and administrative costs declined by 6.5% in the fourth quarter of fiscal 2011 to $18.7 million as compared to $20.0 million in the fourth quarter of fiscal 2010.  The lower level of selling expenses resulted from lower payroll and benefits, depreciation, and various marketing costs, as previously described, partially offset by higher travel and entertainment expense. General and administrative expenses increased slightly due to higher professional fees offset by decreased payroll, including taxes and benefits, as previously explained.

Product development costs decreased by 3.7% in the fourth quarter of fiscal 2011 to $5.2 million as compared to $5.4 million in the fourth quarter of fiscal 2010.  The decrease was the result of the change in mix of where engineers were spending time – customer contracts as opposed to product development – and lower payroll costs.

Net interest income increased to $0.5 million in the fourth quarter of fiscal 2011 from $0.4 million in the fourth quarter of fiscal 2010. The increase was due to higher average rates earned on excess cash invested in marketable securities.

Liquidity and Capital Resources

Working capital was $128.2 million at April 30, 2011 compared to $115.6 million at May 1, 2010.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for fiscal 2011 was $41.3 million.  The net income of $14.2 million plus $3.3 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $19.6 million, $3.4 million of stock-based compensation, and $0.9 increase in deferred income taxes offset by the $0.1 million gain on sale of property and equipment, generated the cash provided by operations.

The most significant drivers of the change in net operating assets were the increases in inventories and accounts receivable.  These changes were offset by decreases in income taxes receivable, accounts payable and accrued expenses, warranty obligations, customer deposits and billings in excess of cost and estimated earnings.  The decrease in inventories and accounts receivables were the result of the higher level of net sales.  Days sales outstanding increased to 54 days as of the end of fiscal 2011 from 48 days as of the end of fiscal 2010.  Days inventory outstanding remained at approximately 42 days at the end of both fiscal years.  Other changes in net operating assets were generally related to the change in overall business during the year.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, that can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $29.9 million in fiscal 2011 included $23.0 million for purchase of marketable securities and $9.4 million used to purchase property and equipment, which was offset by $2.5 million of other investing activities, net.  During fiscal 2011, we invested approximately $4.3 million in manufacturing equipment; approximately $2.8 million in information systems hardware and software; and approximately $2.1 million in demonstration equipment.  These investments were made to support sales, in the case of demonstration equipment and primarily for maintaining existing infrastructure rather than for growth needs.  For fiscal 2011, capital expenditures were 2.1% of net sales.  Our goal of keeping capital expenditures to less than 4% of net sales is expected to be achieved in fiscal 2012 and future years.  For fiscal 2012, our capital expenditures are expected to be closer to 4% as we expand our manufacturing capabilities in China and enhance our internal systems and operations within and outside of manufacturing.

Cash used in financing activities was approximately $21.0 million in fiscal 2011, which included $24.8 million paid to shareholders in the form of dividends, offset by $2.3 million of borrowings under notes payable, $1.4 million received for option exercises and $0.1 million in tax benefits from stock-based compensation.

Included in receivables as of April 30, 2011 was approximately $0.1 million of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

Our product development activities include the enhancement of existing products and the development of new products from existing technologies.  Product development expenses for fiscal years 2011, 2010 and 2009 were $18.9 million, $21.9 million and $21.6 million, respectively.  We expect to incur expenditures at a rate higher than our long-term targeted level of 4% of net sales in fiscal 2012, to develop new display products and solutions using various technologies to offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays.  We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that was amended on November 2, 2010.  It provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2011. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at April 30, 2011.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of April 30, 2011, there were no advances under the line of credit.

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

During the third quarter of fiscal 2011, we entered into an additional credit agreement with another U.S. bank that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $10.0 million line of credit and includes facilities to issue up to $10.0 million for letters of credit and bank guarantees and to secure foreign loans.  This credit facility secured a credit facility that we entered into in China during the fourth quarter of fiscal 2011.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants and limitations on dividends as the credit agreement for that line of credit.  As of April 30, 2011, there was $2.3 million of advances outstanding under the China facility.

We were in compliance with all applicable covenants as of April 30, 2011.  The special dividend paid on October 14, 2010 is excluded from the computation of the fixed charge coverage ratio and is not subject to the limitations on dividends set forth in the credit agreement.  The fixed charge coverage ratio as of April 30, 2011 was 103-to-1, and the ratio of interest-bearing debt to EBITDA as of April 30, 2011 was approximately 0.08-to-1.

On June 2, 2011, our Board declared an annual dividend payment of $0.11 per share on our common stock for the fiscal year ended April 30, 2011, which is to be paid on June 24, 2011.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations.  We currently have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding.  At April 30, 2011, we had approximately $40.9 million of bonded work outstanding against this line.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

We enter into various debt, lease, purchase and marketing obligations that require payments in future periods.  Debt obligations represent primarily bank loans.  Operating lease obligations relate primarily to leased manufacturing space, office space, furniture, and vehicles.  Long-term marketing obligations relate to amounts due in future periods for payments on net sales where we sold and installed our equipment in exchange for future advertising revenue.  When certain advertising revenue thresholds are met, all or a portion of excess cash is owed back to the customer.  Unconditional purchase obligations represent future payments for inventory and advertising rights purchase commitments.

Guarantees include a transaction in connection with the sale of equipment to a financial institution.  Under this transaction, we entered into a contractual arrangement whereby we agreed to repurchase equipment at the end of the lease term at a fixed price of approximately $1.1 million.  We have recognized a guarantee in the amount of $0.2 million under the provisions of ASC 460, Guarantees

As of April 30, 2011, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term marketing obligations
and accrued interest	$935	$273	$596	$66	$-
Operating leases	9,594	2,942	3,505	2,463	684
Unconditional purchase obligations	3,556	1,427	2,118	11	-
Conditional purchase obligations	1,000	-	1,000	-	-
Unrecognized tax benefits(1)	451	-	-	-	-
Total	$15,536	$4,642	$7,219	$2,540	$684

Other commercial commitments:
Lines of credit	$2,316	$2,316	$-	$-	$-
Standby letters of credit	4,031	4,031	-	-	-
Guarantees	1,285	-	185	1,100	-

(1)
Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in any of the columns other than the total column.

Inflation

We believe that inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 30, 2011, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant.  Net sales originating outside the United States for fiscal 2011 were approximately 10.2% of net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

During fiscal 2011, the United States dollar was generally weaker throughout the year relative to the currencies of the foreign countries in which we operate, although the fluctuations have not been significant.  The overall weakness of the United States dollar had a positive impact on our International business unit’s revenue and net earnings because the foreign denominations translated into more United States dollars.  This has also translated to net gains on advances made by us to our foreign subsidiaries.  It is not possible to determine the exact impact of foreign currency exchange rate changes on net sales.  However, if there were to be a 1% additional weakening of the United States dollar as compared to all other currencies, we would gain an additional $0.1 million.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations and long-term accounts receivable.  We maintain a blend of both fixed and floating rate debt instruments.  As of April 30, 2011, our outstanding debt was $2.3 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of April 30, 2011.  As of April 30, 2011, our outstanding marketing obligations were $935 substantially all of which was in fixed rate obligations. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 30, 2011, our outstanding long-term receivables were $18.9 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (dollars in thousands)
	2012	2013	2014	2015	2016	Thereafter
Assets:
Long-term receivables, including
current maturities:
Fixed-rate	$5,343	$4,109	$2,461	$2,212	$1,568	$3,208
Average interest rate	8.1%	8.1%	8.4%	8.5%	8.4%	8.3%
Liabilities:
Long- and short-term debt
Fixed-rate	$2,316	$-	$-	$-	$-	$-
Average interest rate	6.4%	-	-	-	-	-
Long-term marketing obligations,
including current portion
Fixed-rate	$4	$269	$243	$247	$106	$66
Average interest rate	9.0%	8.7%	8.7%	9.0%	9.0%	9.0%

Approximately $49.1 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 30, 2011, and May 1, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2011, and May 1, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 16, 2011

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30,	May 1,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,308	$63,603
Restricted cash	1,546	1,264
Marketable securities	22,943	-
Accounts receivable, less allowance for doubtful accounts	61,778	45,018
Inventories	46,889	35,673
Costs and estimated earnings in excess of billings	24,193	25,233
Current maturities of long-term receivables	5,343	6,232
Prepaid expenses and other assets	6,253	5,838
Deferred income taxes	9,640	12,578
Income tax receivables	4,870	7,444
Property and equipment available for sale	59	182
Total current assets	237,822	203,065

Property and equipment, net	69,866	80,885
Advertising rights, net	525	1,348
Long-term receivables, less current maturities	13,558	13,458
Goodwill	3,384	3,323
Intangible and other assets	2,512	3,710
Deferred income taxes	180	62
	$327,847	$305,851

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, bank	$2,316	$-
Accounts payable	29,223	23,149
Accrued expenses and warranty obligations	36,222	30,392
Billings in excess of costs and estimated earnings	20,284	13,105
Customer deposits	11,288	9,348
Deferred revenue (billed or collected)	8,770	7,766
Current maturities of long-term debt and marketing obligations	273	322
Income taxes payable	880	148
Deferred income taxes	406	210
Total current liabilities	109,662	84,440

Long-term marketing obligations, less current maturities	662	600
Long-term warranty obligations and other payables	9,856	7,280
Deferred income taxes	6	2,170
Long-term deferred revenue (billed or collected)	4,559	4,308
Total long-term liabilities	15,083	14,358

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized
120,000,000 shares; 41,606,070 and 41,063,219 shares
issued at April 30, 2011 and May 1, 2010, respectively	32,670	29,936
Additional paid-in capital	21,149	17,731
Retained earnings	149,291	159,842
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive gain (loss)	1	(447)
	203,102	207,053
	$327,847	$305,851
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009

Net sales	$441,676	$393,185	$580,681
Cost of goods sold	330,192	298,629	425,323
Gross profit	111,484	94,556	155,358

Operating expenses:
Selling expense	49,555	54,253	62,335
General and administrative	23,453	25,199	28,787
Product design and development	18,949	21,920	21,619
Gain on insurance proceeds	-	(1,496)	-
Goodwill impairment	-	1,410	-
	91,957	101,286	112,741
Operating income (loss)	19,527	(6,730)	42,617

Nonoperating income (expense):
Interest income	1,921	1,514	2,068
Interest expense	(184)	(170)	(244)
Other income (expense), net	877	(2,756)	(2,888)

Income (loss) before income taxes	22,141	(8,142)	41,553
Income tax expense (benefit)	7,897	(1,153)	15,125
Net income (loss)	$14,244	$(6,989)	$26,428

Weighted average shares outstanding:
Basic	41,422	40,908	40,537
Diluted	42,277	40,908	41,152

Earnings (loss) per share:
Basic	$0.34	$(0.17)	$0.65
Diluted	$0.34	$(0.17)	$0.64

Cash dividend paid per share	$0.60	$0.095	$0.09

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Total

Balance, April 26, 2008	$25,638	$10,398	$147,912	$(9)	$(686)	$183,253
Net income	-	-	26,428	-	-	26,428
Foreign currency translation
adjustment	-	-	-	-	131	131
Comprehensive income						26,559
Tax benefits related to
exercise of stock options	-	346	-	-	-	346
Share-based compensation	-	3,154	-	-	-	3,154
Exercise of stock options	630	-	-	-	-	630
Employee savings plan
activity	1,604	-	-	-	-	1,604
Dividend paid	-	-	(3,635)	-	-	(3,635)
Balance, May 2, 2009	27,872	13,898	170,705	(9)	(555)	211,911
Net income	-	-	(6,989)	-	-	(6,989)
Foreign currency translation
adjustment	-	-	-	-	108	108
Comprehensive loss						(6,881)
Tax benefits related to
exercise of stock options	-	71	-	-	-	71
Share-based compensation	-	3,762	-	-	-	3,762
Exercise of stock options	365	-	-	-	-	365
Employee savings plan
activity	1,699	-	-	-	-	1,699
Dividend paid	-	-	(3,874)	-	-	(3,874)
Balance, May 1, 2010	29,936	17,731	159,842	(9)	(447)	207,053
Net income	-	-	14,244	-	-	14,244
Foreign currency translation
adjustment	-	-	-	-	426	426
Unrealized gain on available
for sale securities	-	-	-	-	22	22
Comprehensive income						14,692
Tax benefits related to
exercise of stock options	-	121	-	-	-	121
Share-based compensation	-	3,370	-	-	-	3,370
Exercise of stock options	1,352	(73)	-	-	-	1,279
Employee savings plan
activity	1,382	-	-	-	-	1,382
Dividends paid	-	-	(24,795)	-	-	(24,795)
Balance, April 30, 2011	$32,670	$21,149	$149,291	$(9)	$1	$203,102

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,244	$(6,989)	$26,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,354	21,945	24,133
Amortization	287	315	315
Amortization of premium/discount on marketable securities	48	-	-
Gain on sale of property and equipment	(62)	(982)	(862)
Stock-based compensation	3,370	3,762	3,154
Equity in losses of affiliates	36	2,535	2,404
Impairment of goodwill	-	1,410	-
Loss on sale of equity investees	-	230	-
Provision for doubtful accounts	(37)	421	419
Deferred income taxes, net	852	120	(4,326)
Change in operating assets and liabilities	3,254	21,017	(2,934)
Net cash provided by operating activities	41,346	43,784	48,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,386)	(16,121)	(22,888)
(Purchases)/sales of marketable securities, net	(23,035)	-	-
Insurance recoveries on property and equipment	187	3,213	-
Proceeds from sale of property and equipment	238	181	4,667
Other investing activities, net	2,110	(372)	(665)
Net cash used in investing activities	(29,886)	(13,099)	(18,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,316	-	-
Proceeds from exercise of stock options	1,352	365	630
Excess tax benefits from stock-based compensation	121	71	345
Principal payments on long-term debt	(26)	(27)	(546)
Dividends paid	(24,795)	(3,874)	(3,635)
Net cash used in financing activities	(21,032)	(3,465)	(3,206)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	277	(118)	537
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,295)	27,102	27,176

CASH AND CASH EQUIVALENTS:
Beginning of period	63,603	36,501	9,325
End of period	$54,308	$63,603	$36,501

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

Fiscal year: We operate on a 52 to 53 week fiscal year, with fiscal years ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The years ended April 30, 2011, May 1, 2010 and May 2, 2009 consisted of 52, 52 and 53 weeks, respectively.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries – Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Star Circuits, Inc.; Daktronics Media Holdings, Inc.; MSC Technologies, Inc.; Daktronics UK, Ltd.; Daktronics Hong Kong, Ltd.; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing; Daktronics Australia Pty Ltd; Daktronics FZE; Daktronics Installation; and Daktronics Japan, Inc.  Intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates over which we have significant influence are accounted for by the equity method.  As of April 30, 2011 we did not have any investments accounted from the equity method.  In prior years, as explained in Note 16, we had various investments accounted for under the equity method.  Investments in affiliates over which we do not have the ability to exert significant influence over the investees operating and financing activities are accounted for under the cost method of accounting.  We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our consolidated financial statements.  The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to.  At such time the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation.  Our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statements of operations.

As of May 1, 2010, we have a variable interest in Outcast Media International, Inc. (“Outcast”) which during fiscal 2011 became a cost method investee and ceased being treated as a variable interest entity. This occurred as a result of a reorganization of Outcast in connection with a sale of most of its assets.  Outcast operates the largest pumptop display network in the United States.  The results of the variable interest analysis we completed prior to fiscal 2011 indicated that we are not the primary beneficiary of this variable interest entity and, as a result, we were not required to consolidate it. Our analysis included reviewing the amount of financial support, equity risk, and board influence.  As of April 30, 2011 our interest in Outcast consisted of a 7% equity interest.   During fiscal 2010, we had written down our equity investment to zero.  During fiscal 2011, as described in Note 16, we exchanged certain other debt and obligations related to Outcast for a note from a third party related to Outcast.

The aggregate amount of investments accounted for under the cost method was $106 and $100 at April 30, 2011 and May 1, 2010, respectively.  The fair value of these investments has not been estimated, as there have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

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

Reclassifications: Certain reclassifications have been made to the fiscal year 2010 financial statements to conform to the presentation used in the fiscal year 2011 financial statements. We reclassified certain deferred tax assets and liabilities from income taxes payable.  In addition, we reclassified certain deferred liabilities from deferred assets. We also reclassed certain obligations for warranties from accrued expenses and warranty obligations to long-term warranty obligations and other payables.  These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents consisting primarily of government repurchase agreements, savings accounts and money market accounts, and they are carried at cost which approximates fair value.  We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We have not experienced any losses in such accounts.

Restricted cash: Restricted cash consists of deposits to secure bank guarantees issued by our Chinese subsidiary.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.  Market is determined on the basis of estimated net realizable values.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $19 and $39 at April 30, 2011 and May 1, 2010, respectively.

Long-term construction-type contracts. Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and capable of being estimated.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment are recognized as net sales when the services are performed.  Net sales from services which are not included in construction-type contracts approximated 9.4%, 9.4% and 5.8% of net sales for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Accounting Standards Codification (“ASC”) 605-25, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and, if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

The cost of advertising rights, net of amortization, was $525 as of April 30, 2011 and $1,348 as of May 1, 2010.

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

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $19,354, $21,945 and $24,133 for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009, respectively.

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, as described in Note 4, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

During the third quarter of fiscal 2010, changes in our business, including the decline in orders, the operating losses and the impairment of goodwill, were indicators of potential impairment for our business units.  Therefore, we tested our long-lived assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment, by comparing the undiscounted cash flows expected from the use and eventual disposition of the assets to the carrying amount of the assets.  We grouped the assets at the lowest level for which there were identifiable cash flows that were independent of the cash flows of other assets and liabilities.  Based on this analysis, the undiscounted cash flows significantly exceeded the carrying amount of the long-lived assets, and therefore it was determined that there was no impairment.  If actual results in the future are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future losses that could be material.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Software costs:  We capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in Property and Equipment on our consolidated balance sheets.  Software costs that do not meet capitalization criteria are expensed immediately.

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,831 and $2,726 at April 30, 2011 and May 1, 2010, respectively, and is included in accrued expenses and warranty obligations in our consolidated balance sheets.

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

Income taxes:  We account for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  ASC 740 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Tax rate changes are reflected in income during the period such changes are enacted.  We currently benefit from a tax holiday in China that will expire in fiscal 2012.  In fiscal 2011 and 2009, we realized a benefit of approximately $77 or $0.002 per share and $97 or $0.002 per share, respectively.  We are unable to predict how the expiration of the tax holiday will impact us in the future.

Our income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in income taxes payable on our consolidated balance sheets and in income tax expense in our consolidated statements of operations.

Comprehensive income (loss):  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components.  Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive income represents net income (loss) adjusted for foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.  In accordance with ASC 220, we have chosen to disclose comprehensive income (loss) in the consolidated statement of shareholders’ equity.

Product design and development:  All expenses related to product design and development are charged to operations as incurred.  Our product development activities include the enhancement of existing products and the development of new products.

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $1,895, $1,215 and $1,626 for fiscal years 2011, 2010 and 2009, respectively.

Shipping and handling costs: Shipping and handling costs that are collected from our customers in connection with our sales are recorded as revenue.  We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Earnings (loss) per share (“EPS”):  Basic EPS is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

The following is a reconciliation of the income (loss) and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009:

	Net income (loss)	Shares	Per share income (loss)
For the year ended April 30, 2011:
Basic earnings per share	$14,244	41,422	$0.34
Dilution associated with stock compensation plans	-	855	-
Diluted earnings per share	$14,244	42,277	$0.34

For the year ended May 1, 2010:
Basic loss per share	$(6,989)	40,908	$(0.17)
Dilution associated with stock compensation plans	-	-	-
Diluted loss per share	$(6,989)	40,908	$(0.17)

For the year ended May 2, 2009:
Basic earnings per share	$26,428	40,537	$0.65
Dilution associated with stock compensation plans	-	615	(0.01)
Diluted earnings per share	$26,428	41,152	$0.64

Options outstanding to purchase 1,655 shares of common stock with a weighted average exercise price of $19.23 per share during the fiscal year ended April 30, 2011 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 2,658 shares of common stock with a weighted average exercise price of $14.14 per share during the fiscal year ended May 1, 2010 were not included in the computation of diluted earnings per share because the loss recorded for the periods makes the options anti-dilutive.

Options outstanding to purchase 1,460 shares of common stock with a weighted average exercise price of $20.26 per share during the fiscal year ended May 2, 2009 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Share-based compensation:  We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  We elected the modified-prospective method of ASC 718, under which prior periods are not retroactively revised.  Under the fair value recognition provisions of ASC 718, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  The valuation provisions of ASC 718 apply to awards granted after its April 30, 2006 effective date.  Stock-based compensation expense for awards granted prior to April 30, 2006 but that remained unvested on the effective date are being recognized over the remaining service period using the compensation cost estimated for the ASC 718 pro forma disclosures.  See Note 9 for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC 605-25, Revenue Recognition-Multiple-Element Arrangements.  ASU 2009-13 provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and it significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We have assessed the adoption of ASC 2009-13 and determined that it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 adds new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2 and 3 fair value measurements.  ASU 2010-06 was effective as of January 30, 2010 for our reporting, except for the requirement to provide the disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, which we adopted on May 2, 2010.  In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes.  However, those disclosures are required for periods ending after initial adoption. We adopted the additional disclosures required for all levels of fair value measurements (see Note 13).

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other.  ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012, and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We have assessed the adoption of ASU 2010-28 and have determined that it will not likely have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.  This update clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted.  ASU 2010-29 is effective for us for any acquisitions we make after the beginning of fiscal 2012.

Note 2.  Segment Reporting

We organized our business into five business units which meet the definition of reportable segments under ASC 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment.

Our Commercial segment primarily consists of sales of our video, Galaxy® and Valo® product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile PST display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

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

The following table sets forth certain financial information for each of our five operating segments for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009

Net sales:
Commercial	$112,515	$91,860	$155,851
Live Events	161,572	159,229	269,650
Schools & Theatres	62,310	62,878	66,444
Transportation	45,215	40,481	34,289
International	60,064	38,737	54,447
	441,676	393,185	580,681

Contribution margin:
Commercial	$12,926	$5,175	$22,380
Live Events	18,888	18,320	63,323
Schools & Theatres	7,247	4,423	2,059
Transportation	12,149	9,490	3,630
International	10,719	2,895	1,631
	61,929	40,303	93,023

Non-allocated operating expenses:
General and administrative	23,453	25,199	28,787
Product design and development	18,949	21,920	21,619
Gain on insurance proceeds	-	(1,496)	-
Goodwill impairment	-	1,410	-
Operating income (loss)	19,527	(6,730)	42,617

Nonoperating income (expense):
Interest income	1,921	1,514	2,068
Interest expense	(184)	(170)	(244)
Other income (expense), net	877	(2,756)	(2,888)

Income (loss) before income taxes	22,141	(8,142)	41,553
Income tax expense (benefit)	7,897	(1,153)	15,125
Net income (loss)	$14,244	$(6,989)	$26,428

Depreciation and amortization:
Commercial	$6,790	$7,119	$7,938
Live Events	6,224	7,477	8,663
Schools & Theatres	2,621	2,823	3,474
Transportation	1,524	1,745	1,990
International	692	1,010	692
Unallocated corporate depreciation	1,790	2,086	1,691
	$19,641	$22,260	$24,448

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	United States	Others	Total
Net sales for year ended:
April 30, 2011	$368,979	$72,697	$441,676
May 1, 2010	347,787	45,398	393,185
May 2, 2009	512,529	68,152	580,681

Long-lived assets at:
April 30, 2011	$68,034	$1,832	$69,866
May 1, 2010	78,465	2,420	80,885
May 2, 2009	88,302	1,125	89,427

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 3.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not being used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value, with unrealized gain or loss, net of tax, reported in other comprehensive income.  All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of May 1, 2010 there were no available-for-sale securities.  As of April 30, 2011, our available-for-sale securities consisted of the following:

	Cost	Fair Value	Carrying Value	Unrealized Gain
Balance as of April 30, 2011
Certificates of deposit	$4,913	$4,913	$4,913	$-
U.S. Treasury bills	1,998	1,999	1,999	1
U.S. Government sponsored entities	13,598	13,617	13,617	19
Municipal bonds	2,412	2,414	2,414	2
Total	$22,921	$22,943	$22,943	$22

The contractual maturities of available-for-sale debt securities as of April 30, 2011 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$4,913	$-	$4,913
U.S. Treasury bills	1,999	-	1,999
U.S. Government sponsored agencies	4,025	9,592	13,617
Municipal obligations	-	2,414	2,414
Total available for sale	$10,937	$12,006	$22,943

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

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe that it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends that occur in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that long-term receivables will decrease as we grow.  We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover.  These assumptions could deviate materially from actual results.

We performed an analysis of goodwill as of the first business day of our third quarter in fiscal 2011.  The results of the analysis indicated that no goodwill impairment existed as of that date.  During fiscal 2010, we performed an analysis of goodwill as of the first business day of our third quarter.  In addition, due to revisions in our forward-looking 12-month forecast during the month of January 2010 resulting from lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units, and the decline in our stock price, we believed that an additional goodwill impairment test was required as of January 31, 2010.  Based on our test, we determined that the goodwill associated with the Schools and Theatres business unit, totaling $685, was fully impaired and that the goodwill associated with our International business unit of $725 was fully impaired.  The impaired goodwill was related primarily to the acquisition of Hoffend and Sons, which was allocated to all business units, and the purchase of European Timing Systems, which was allocated to the International business unit.

Goodwill was $3,384 at April 30, 2011 and $3,323 at May 1, 2010.  Goodwill increased $61 during fiscal 2011 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The following table sets forth the change in goodwill during fiscal 2011:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of May 1, 2010	$2,421	$735	$167	$3,323
Foreign currency translation	31	21	9	61
Balance as of April 30, 2011	$2,452	$756	$176	$3,384

The following table sets forth the amounts of goodwill and accumulated impairment as of May 1, 2010 and April 30, 2011:

	Live Events	Commercial	Transportation	Schools and Theatres	International	Total
Balance April 30, 2011
Goodwill	$2,452	$752	$176	$685	$725	$4,794
Accumulated impairment
losses	-	-	-	(685)	(725)	(1,410)
	$2,452	$752	$176	$-	$-	$3,384

Balance May 1, 2010
Goodwill	$2,421	$735	$167	$685	$725	$4,733
Accumulated impairment
losses	-	-	-	(685)	(725)	(1,410)
	$2,421	$735	$167	$-	$-	$3,323

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in the fair values of each business unit.  This decline could lead to an impairment of goodwill in some or all of our business units.  Because the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may offset the benefits of the foregoing efforts and lead to an impairment.  Notwithstanding the foregoing, events could cause an impairment in goodwill in other business units if the trend of orders and sales worsens and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.

As required by ASC 350, intangibles with finite lives are amortized.  We evaluate indefinite lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Included in intangible assets are non-compete agreements and various patents and trademarks.  The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.  Estimated amortization expense based on intangibles as of April 30, 2011 is $246, $228, $228, $228 and $228 for the fiscal years ending 2012, 2013, 2014, 2015 and 2016, respectively, and $95 thereafter.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 30, 2011 and May 1, 2010:

	April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$2,282	$1,046	$1,236
Non-compete agreements	348	331	17
Registered trademarks	401	-	401
Others	87	87	-
	$3,118	$1,464	$1,654

	May 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$2,282	$818	$1,464
Non-compete agreements	348	279	69
Registered trademarks	401	-	401
Others	87	79	8
	$3,118	$1,176	$1,942

Impairment of long-lived assets:  We recorded a pre-tax asset impairment charge of $355 and $861 for the fiscal years ended April 30, 2011 and May 1, 2010, respectively.  The impairment charges related to technology changes in our demonstration equipment and tooling equipment.  Impairment charges are included in depreciation expense.

Note 5.  Selected Financial Statement Data

Inventories consisted of the following:

	April 30,	May 1,
	2011	2010

Raw materials	$18,795	$13,396
Work-in-process	8,457	4,785
Finished goods	19,637	16,077
Finished goods subject to deferred
revenue arrangements	-	1,415
	$46,889	$35,673

Inventories are reported net of the allowance for excess and obsolete inventory of $2,139 and $3,414 as of April 30, 2011 and May 1, 2010, respectively.

Property and equipment consisted of the following:

	April 30,	May 1,
	2011	2010
Land	$1,497	$1,471
Buildings	55,457	55,353
Machinery and equipment	58,233	54,058
Office furniture and equipment	53,402	53,831
Equipment held for rental	1,283	1,630
Demonstration equipment	8,086	8,969
Transportation equipment	3,688	4,256
	181,646	179,568
Less accumulated depreciation	111,780	98,683
	$69,866	$80,885

Accrued expenses and warranty obligations consisted of the following:

	April 30,	May 1,
	2011	2010
Product warranties	$14,474	$12,489
Compensation	11,149	9,947
Taxes, other than income taxes	4,237	2,791
Other	6,362	5,165
	$36,222	$30,392

Other income (expense), net consisted of the following:

	April 30,	May 1,	May 2,
	2011	2010	2009
Foreign currency transaction income (losses)	$463	$(81)	$(421)
Equity in losses of affiliates	(36)	(2,535)	(2,502)
Other	450	(140)	35
	$877	$(2,756)	$(2,888)

Note 6.  Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 30,	May 1,
	2011	2010
Costs incurred	$261,062	$229,582
Estimated earnings	103,832	90,225
	364,894	319,807
Less billings to date	360,985	307,679
	$3,909	$12,128

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 30,	May 1,
	2011	2010
Costs and estimated earnings in excess of billings	$24,193	$25,233
Billings in excess of costs and estimated earnings	(20,284)	(13,105)
	$3,909	$12,128

Note 7.  Receivables

We sell our products throughout the United States and in certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,548 and $2,585 at April 30, 2011 and May 1, 2010, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contract and lease receivables, including accrued interest and current maturities, were $18,901 and $19,690 as of April 30, 2011 and May 1, 2010, respectively.  Contract and lease receivables bearing annual interest rates of 2.0% to 12.0% are due in varying annual installments through April 2017.  The face amount of long-term receivables was $22,807 as of April 30, 2011 and $23,950 as of May 1, 2010.  Included in accounts receivable as of April 30, 2011 and May 1, 2010 was $31 and $16, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 8.  Financing Agreements

We have a credit agreement with a U.S. bank that was amended on November 2, 2010.  It provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2011. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at April 30, 2011.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of April 30, 2011, there were no advances under the line of credit.

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

During the third quarter of fiscal 2011, we entered into an additional credit agreement with a U.S. bank that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $10.0 million line of credit and includes facilities to issue up to $10.0 million for letters of credit and bank guarantees and to secure foreign loans.  This credit facility secured a credit facility that we entered into in China during the fourth quarter of fiscal 2011.  The credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants and limitations on dividends as the credit agreement for that line of credit.  As of April 30, 2011, there was $2.3 million of advances outstanding.

We were in compliance with all applicable covenants as of April 30, 2011.  The special dividend paid on October 14, 2010 is excluded from the computation of the fixed charge coverage ratio and is not subject to the limitations on dividends set forth in the credit agreement.  The minimum fixed charge coverage ratio as of April 30, 2011 was 103-to-1, and the ratio of interest-bearing debt to EBITDA as of April 30, 2011 was approximately 0.08-to-1.

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

Each outstanding share of our common stock includes one common share purchase right.  Each right entitles the registered holder to purchase from us one one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15% or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common shares.  The rights expire on November 19, 2018, which date may be extended by our Board subject to certain additional conditions.

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period.  Stock options granted to outside directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to directors prior to fiscal 2010 vest over three years, and options granted in fiscal 2010 or after vest in one year.  The restricted stock granted to the Board of Directors vests in one year, provided that they remain on the Board.  As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000 shares.  At April 30, 2011, there were 2,049 shares available for grants under the 2007 Plan.  As of their date of termination, the total number of shares reserved under the 2001 Plans and 1993 Plans were 3,200 and 6,080 shares, respectively.  Although the 2001 Plans and 1993 Plans remain in effect for options outstanding, no new options can be granted under these plans.

Restricted stock: For the non-employee director awards, we assumed an average annual forfeiture rate of 0% when calculating the number of shares expected to vest based on the relatively short vesting period and the term of the director.  Unrecognized compensation expense related to the restricted stock grants was approximately $1,795 at April 30, 2011, which is expected to be recognized over a weighted average period of 3.9 years.  For employee grants of restricted stock, we assumed range of forfeiture rates of 7.2% to 7.8%.  The total fair value of restricted stock vested was $288, $80, and $40 for fiscal years 2011, 2010, and 2009, respectively.

A summary of nonvested restricted shares and restricted share units for the years ended April 30, 2011, May 1, 2010 and May 2, 2009 is as follows:

	Year Ended
	April 30, 2011		May 1, 2010		May 2, 2009
		Weighted-		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Nonvested	Date Fair	Nonvested	Date Fair	Nonvested	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at beginning of year	121	$8.21	4	$17.82	1.6	$25.13
Granted	103	13.29	122	8.21	4.5	17.82
Vested	(35)	8.24	(4)	17.82	(1.6)	23.13
Forfeited	(8)	9.17	(1)	8.20	-	-
Outstanding at end of year	181	11.07	121	8.21	4.5	17.82

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period.  Common stock reserved for future employee purchases under the ESPP totaled 1,560 shares at April 30, 2011.  The total number of shares reserved under this plan is 2,500.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.  Common stock issued under the ESPP totaled approximately 205 shares in fiscal 2011, 243 shares in fiscal 2010 and 160 shares in fiscal 2009.

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

We used the following assumptions to estimate the fair value of options granted:

Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Dividend yield	0.67% - 0.68%	0.51% - 0.56%	0.31% - 0.36%
Expected volatility	42% - 46%	47% - 49%	42% - 46%
Risk-free interest rate	1.4% - 2.3%	2.1% - 2.5%	1.5% - 3.0%
Expected life of option	5.9 - 6.7 yr.	5.1 - 5.5 yr.	5 - 5.5 yr.

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

Share-based compensation expense and stock option activity.  As of April 30, 2011, there was $6,697 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize that cost over a weighted average period of 3.0 years. The total fair value of stock options vested was $2,628, $2,783, and $2,674 for fiscal years 2011, 2010, and 2009, respectively.  A summary of the share-based compensation expense for the three years ended April 30, 2011, May 1, 2010 and May 2, 2009 by equity type is as follows:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Stock options	$2,671	$3,090	$2,638
Restricted stock and stock units	256	201	40
Employee stock purchase plans	443	471	475
	$3,370	$3,762	$3,153

A summary of the share-based compensation expense for stock options, restricted stock and our ESPP that we recorded in accordance with ASC 718 for the fiscal years ended April 30, 2011, May 1, 2010, and May 2, 2009 is as follows:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Cost of sales	$565	$532	$415
Selling	1,065	1,207	1,045
General and administrative	1,103	1,333	1,126
Product design and development	637	690	567
	$3,370	$3,762	$3,153

During the fiscal year ended April 30, 2011, we granted options to purchase 51 shares of our common stock to non-employee directors under the 2007 Plan, which had a fair value of $203; granted options to purchase 236 shares of our common stock to employees under the 2007 Plan, which had a fair value of $1,446; granted 14 shares of restricted stock to outside directors under the 2007 Plan, which had a fair value of $130; and granted 90 shares of restricted stock to employees under the 2007 Plan, which had a fair value of $1,248.

A summary of stock option activity under all stock option plans during the fiscal year ended April 30, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Stock	Average Exercise	Contractual	Aggregate
	Options	Price per Share	Life (Years)	Intrinsic Value
Outstanding at May 1, 2010	3,189	$13.20	5.63	$2,000
Granted	287	13.50	-	-
Cancelled or forfeited	(121)	12.08	-	-
Exercised	(294)	4.89	-	(1,945)
Outstanding at April 30, 2011	3,061	14.07	5.46	3,848
Shares vested and expected to vest	2,906	14.02	5.39	3,718
Exercisable at April 30, 2011	2,033	14.56	4.18	2,597

Options for 2,033, 2,009 and 1,825 shares were exercisable at April 30, 2011, May 1, 2010 and May 2, 2009, respectively.  The weighted average fair value of options granted were $5.74, $3.73 and $3.27 for the years ended April 30, 2011, May 1, 2010 and May 2, 2009, respectively.

We define in-the-money options at April 30, 2011 as options that had exercise prices that were lower than the $10.72 per share market price of our common stock at that date.  The aggregate intrinsic value of options outstanding at April 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date.  There were in-the-money options to purchase 827 shares exercisable at April 30, 2011. The total intrinsic value of options exercised during the fiscal years ended April 20, 2011, May 1, 2010, and May 2, 2009 was $1,945, $897, and $3,581, respectively.  The aggregate intrinsic value of options exercised represents the difference between the fair market value of the underlying common stock on the date of exercise and the option exercise price.

We received $1,352 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 30, 2011.  The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $121 for the same period.

Note 10.  Employee Benefit Plans

We have an employee savings plan, which provides for voluntary contributions by eligible employees into designated investment funds with a matching contribution by us equal to 25% (50% prior to August 1, 2010 and after January 29, 2011) of the employee’s qualifying contribution up to 6% of such employee’s compensation plus other discretionary contributions as authorized by our Board of Directors.  Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year.  We contributed $905, $937 and $1,787 to the plan for fiscal years 2011, 2010 and 2009, respectively.

We have unfunded deferred compensation agreements with certain officers and a former director wherein each year interest is credited to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year.  Total amounts accrued for these plans as of April 30, 2011 and May 1, 2010 were $673 and $655, respectively.  Contributions for each of the fiscal years 2011, 2010 and 2009 were $22, $23 and $23, respectively.  The amounts accrued under the plans are not funded and are subject to the claims of the participants’ creditors.  Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11.  Income Taxes

We account for uncertainties in tax positions under the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.  ASC 740-10 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2011 and 2010:

Amount
Balance of May 2, 2009	$538
Gross Increases related to prior period tax positions	26
Gross decreases related to prior period tax positions	(18)
Gross increases related to current period tax positions	76
Lapse of statute of limitations	(84)
Balance of May 1, 2010	$538
Gross Increases related to prior period tax positions	132
Gross decreases related to prior period tax positions	(104)
Gross increases related to current period tax positions	81
Lapse of statute of limitations	(120)
Balance of April 30, 2011	$527

We recorded $6 and $84 in interest and penalties during the year ended April 30, 2011 and May 1, 2010, respectively.  We had accrued $0 and $7 in interest and penalties as of April 30, 2011 and May 1, 2010, respectively.  We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of exams by the Internal Revenue Service on prior years and statutes of limitations, fiscal years 2008, 2009 and 2010 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2004.

During the third quarter of fiscal 2011, the President signed into law a reinstatement of the research and development tax credit, retroactively to January 1, 2010. As a result, we recognized approximately $686 in benefits of which approximately $211 related to fiscal 2010.

Income tax expense (benefit) consisted of the following:

	April 30,	May 1,	May 2,
	2011	2010	2009
Current
Federal	$4,879	$(1,375)	$16,787
State	1,227	145	2,461
Foreign	939	(43)	211
Deferred taxes	852	120	(4,334)
	$7,897	$(1,153)	$15,125

The components of the net deferred tax asset were as follows:

	April 30,	May 1,	May 2,
	2011	2010	2009
Deferred taxes assets:
Warranty reserves	$8,730	$9,271	$7,382
Vacation accrual	1,680	1,570	1,683
Net losses on equity investments	2,959	3,095	2,056
Deferred maintenance revenue	1,620	754	3,717
Reserves for excess and obsolete inventory	665	1,297	1,843
Equity compensation	557	486	344
Allowance for doubtful accounts	409	401	623
Inventory capitalization	414	478	485
Accrued compensation and benefits	900	753	743
Intangible assets	147	125	-
Net operating loss carry forwards	-	59	308
Other	214	174	109
	18,295	18,463	19,293
Deferred tax liabilities:
Property and equipment	(7,866)	(7,368)	(8,391)
Prepaid expenses	(470)	(543)	(493)
Other	(551)	(292)	(29)
	(8,887)	(8,203)	(8,913)
	$9,408	$10,260	$10,380

At April 30, 2011 and May 1, 2010, we had recorded valuation allowances of $17 and $76, respectively, against foreign net operating losses.  We believe that our deferred tax assets, net of these allowances will be fully realized based upon our estimates of future taxable income.

The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 30,	May 1,	May 2,
	2011	2010	2009
Current assets	$9,640	$12,578	$15,017
Current liabilities	(406)	(210)	-
Noncurrent assets	180	62	311
Noncurrent liabilities	(6)	(2,170)	(4,948)
	$9,408	$10,260	$10,380

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income taxes is as follows:

	April 30,	May 1,	May 2,
	2011	2010	2009
Computed income tax expense (benefit) at
federal statutory rate	$7,732	$(2,849)	$14,553
State taxes, net federal benefit	1,107	263	1,292
Research and development tax credit	(981)	(689)	(1,289)
Meals and entertainment	299	272	357
Stock compensation	959	1,134	977
Goodwill impairment	-	305	-
Domestic production activities deduction	(607)	-	(901)
Other, net	(612)	411	136
	$7,897	$(1,153)	$15,125

At April 30, 2011, we had foreign net operating loss carry-forwards totaling $388, which have an unlimited carry-forward period.

The pre-tax income (loss) attributable to domestic and foreign operations was as follows:

	April 30,	May 1,	May 2,
	2011	2010	2009
Domestic	$17,892	$(6,423)	$41,885
Foreign	4,249	(1,719)	(332)
Income (loss) before income taxes	$22,141	$(8,142)	$41,553

Note 12.  Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
(Increase) decrease:
Restricted cash	$(282)	$(181)	$(626)
Account receivable	(16,837)	14,073	(5,314)
Long-term receivables	(756)	4,165	1,095
Inventories	(10,341)	17,711	(41)
Costs and estimated earnings in excess of billings	1,040	2,308	(416)
Prepaid expenses and other	(415)	(251)	(791)
Income taxes receivable	2,574	(7,444)	-
Advertising rights	823	1,043	1,066
Other assets	497	(561)	(457)
Increase (decrease):
Accounts payable and accrued expenses	11,242	(6,399)	10,980
Customer deposits	1,940	(659)	(2,107)
Billings in excess of costs and estimated earnings	7,179	(664)	(10,790)
Long-term warranty obligations and other payables	4,561	(576)	1,039
Income taxes payable	732	(2,786)	1,987
Long-term deferred revenue	1,256	1,446	1,355
Marketing obligations	41	(208)	86
	$3,254	$21,017	$(2,934)

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Cash payments for:
Interest	$113	$262	$392
Income taxes, net of refunds	(3,683)	7,745	17,110

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Demonstration equipment transferred to inventories	$896	$1,955	$2,555
Contributions of common stock under the employee
stock purchase plan	1,382	1,699	1,603
Purchase of plant and equipment included in accounts
payable and notes payable	673	289	-
Transfer of equipment or conversion of accounts receivable
from affiliates	-	53	1,947

Note 13.  Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at April 30, 2011 and May 1, 2010 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 30, 2011
Cash and cash equivalents	$54,308	$-	$-	$54,308
Restricted cash	1,546	-	-	1,546
Available for sale securities:
Certificates of deposit	-	4,913	-	4,913
U.S. Treasury bills	1,999	-	-	1,999
U.S. Government sponsored entities	-	13,617	-	13,617
Municipal Bonds	-	2,414	-	2,414
Derivatives - currency forward contracts	-	258	-	258
Total assets measured at fair value	$57,853	$21,202	$-	$79,055

Balance as of May 1, 2010
Cash and cash equivalents	$63,603	$-	$-	$63,603
Restricted cash	1,264	-	-	1,264
Total assets measured at fair value	$64,867	$-	$-	$64,867

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

Derivatives – currency forward contracts. Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on the quoted fair market value of the securities and is classified as Level 2.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations during fiscal 2011 or fiscal 2010.

Note 14.  Commitments and Contingencies

Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, taken as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to various financial institutions, we entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the respective lease term at a fixed price.  We have recognized a guarantee liability in the amount of $200 as of April 30, 2011 and May 1, 2010 under the provisions of ASC 460, Guarantees, in connection with these arrangements.

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

Changes in our product warranties during the years ended April 30, 2011 and May 1, 2010 consisted of the following:

	April 30,	May 1,
	2011	2010
Beginning accrued warranty costs	$18,866	$19,846
Warranties issued during the period	10,026	7,490
Settlements made during the period	(14,909)	(17,770)
Changes in accrued warranty costs for pre-existing
warranties during the period, including expirations	8,997	9,300
Ending accrued warranty costs	$22,980	$18,866

Performance guarantees:  In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees.  As of April 30, 2011, we had outstanding $4,031 in standby letters of credit and $40,933 in outstanding surety bonds.  Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment.  Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facility in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400. If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $3,738, $3,513 and $3,297 for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 30, 2011:

Fiscal years ending	Amount
2012	$2,942
2013	2,017
2014	1,487
2015	1,225
2016	1,239
Thereafter	684
Total	$9,594

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of April 30, 2011, we were obligated under $1,000 in conditional purchase commitments and were obligated to purchase inventory and advertising rights under unconditional commitments through fiscal 2014 as follows:

Fiscal years ending	Amount
2012	$1,427
2013	1,314
2014	804
2015	11
Total	$3,556

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

During fiscal 2010, we received or settled on $3,748 insurance proceeds related to this incident.  Insurance proceeds to reimburse costs to reconstruct the facility and to replace manufacturing equipment, supplies and contents resulted in gains of $1,496 during fiscal 2010, or $0.04 per share, net of taxes.  Additionally, in fiscal 2010, we recorded $988 in business interruption reimbursements for extra expenses incurred during the non-operating period in cost of goods sold.  At May 1, 2010, approximately $535 was included in accounts receivable for insurance reimbursements.  There were no outstanding insurance reimbursements as of April 30, 2011.

Note 15.  Exit or Disposal Costs

During fiscal 2009, we closed our Canadian manufacturing facilities.  This plant was engaged primarily in the manufacture of our portable Vanguard displays for roadside traffic management.  We have also discontinued these Vanguard products.  In fiscal 2009, we recorded the costs associated with this closure of approximately $1,100, on a pre-tax basis.  This included approximately $700 related to inventory reserves, approximately $200 in severance costs and approximately $100 in lease termination costs, all of which were included in cost of goods sold within our Transportation business unit.  All costs related to the closure were settled in fiscal 2009.

During fiscal 2010, we closed 16 regional offices throughout the United States and recorded the costs associated with these closures of approximately $543, on a pre-tax basis.  This included approximately $208 related to inventory reserves included in costs of goods sold and approximately $78 in severance costs and approximately $257 in lease termination costs which are included in selling expenses.

During fiscal 2011, we closed a regional office in the United States and recorded the costs associated with the closure of approximately $255, on a pre-tax basis, which was for lease termination costs and were included in selling expenses.  At the end of fiscal 2011, we have accrued  approximately $336 related to the lease termination costs incurred in fiscal 2010 and 2011.

Note 16.  Investments in Affiliates and Related Party Transactions

We own a 7% interest in Outcast.  Prior to February 2011, our interest in Outcast was 37.5%.  Outcast operates a network of digital advertising displays at petroleum retailers.  Our equity method investment balance in Outcast was $0 as of May 1, 2010.  As a result certain transactions described in Note 1, Outcast ceased being an equity method investee during fiscal 2011 and as of April 30, 2011 is a cost method investee with a carrying balance of $0 as of April 30, 2011.  As of May 1, 2010, we were obligated under a guarantee related to certain third party debt obligations of Outcast.  Our exposure pursuant to that guarantee as of that date was $1,900.   In addition, as of May 1, 2010, Outcast owed us approximately $1,060 under a secured note arrangement and approximately $500, plus interest, under a convertible note arrangement.  During the fourth quarter of fiscal 2010, we entered into an agreement which required us at closing, which occurred in fiscal 2011, to loan funds of $1,900 to an investment fund managed by the Chairman of Outcast to be used to satisfy the Outcast obligations that are subject to our guarantee.  As a result, subsequent to May 1, 2010, Outcast’s obligations to the third party were satisfied and we no longer had an obligation pursuant to the guarantee.  In exchange for the funds related to the guarantee and the exchange of the senior note, we received a secured note from the investment fund for the face amount of the obligations.  The note was paid in full during fiscal 2011, which resulted in a gain of approximately $605.

We sold our ownership in Ledtronics in fiscal 2010.  Equity in earnings (losses) in Outcast and Ledtronics were $0, ($2,765) and ($2,502) as of April 30, 2011, May 1, 2010 and May 2, 2009, respectively.  At May 1, 2010, we had receivables from these affiliates in the amount of $378.  The receivables resulted from transactions in the normal course of business and were included within accounts receivable.  During the years ended April 30, 2011, May 1, 2010 and May 2, 2009, we recorded revenues associated with equipment and service deliveries of $0, $430 and $852, respectively, relating to these related parties.  We have no payables due to these affiliates.

At times we purchased inventory items from Ledtronics, which we sold during fiscal year 2010, in the normal course of business.  During the fiscal years ended May 1, 2010 and May 2, 2009, we purchased inventory items in the amounts of $79 and $371, respectively, from Ledtronics.

Note 17.  Subsequent Events

On June 2, 2011, our Board of Directors declared a dividend of $0.11 per share payable on June 24, 2011 to holders of record of its common stock on June 13, 2011.

Note 18.  Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$100,503	$126,919	$99,868	$114,386
Gross profit	26,588	32,817	23,642	28,437
Net income	2,442	7,007	1,831	2,964
Basic earnings per share	0.06	0.17	0.04	0.07
Diluted earnings per share	0.06	0.17	0.04	0.07

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Net sales	$113,453	$115,362	$72,406	$91,964
Gross profit	30,070	33,562	10,777	20,147
Net income (loss)	1,433	4,849	(8,371)	(4,899)
Basic earnings per share	0.04	0.12	(0.20)	(0.12)
Diluted earnings (loss) per share	0.03	0.12	(0.20)	(0.12)

(1) During the third quarter of fiscal 2010, we recognized an impairment to goodwill of approximately $1,410 and a gain of approximately $1,496 from insurance proceeds paid as a result of a fire at one of our production plants.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of April 30, 2011, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2011 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2011.

Our internal control over financial reporting as of April 30, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ James B. Morgan                                                                          By /s/ William R. Retterath
James B. Morgan                                                                                     William R. Retterath
Chief Executive Officer                                                                           Chief Financial Officer
June 16, 2011                                                                                            June 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daktronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 30, 2011, and May 1, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011, and our report dated June 16, 2011, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Minneapolis, Minnesota
June 16, 2011

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2011 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended April 30, 2011 will be in the Proxy Statement under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership of certain beneficial owners and management will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement.  There were no related party transactions in fiscal 2011.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2011 and May 1, 2010
Consolidated Statements of Operations for each of the three fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009
Consolidated Statement of Changes in Shareholders’ Equity for each of the three fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009
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
	3.1	Amended and Restated Articles of Incorporation of the Company. (1)
	3.2	Amendment to the Articles of Incorporation. (2)
	3.3	Amendment to the Articles of Incorporation. (15)
	3.4	Amended and Restated Bylaws of the Company. (3)
	4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
	4.2	Shareholders Rights Agreement. (5)
	4.3	2001 Incentive Stock Option Plan. (6)*
	4.4	2001 Outside Directors Stock Option Plan. (6)*
	4.5	2001 Outside Directors Stock Option Plan. (6)*
	4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
	10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
	10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
	10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
	10.4	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)
	10.5	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)
	10.6	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)
	10.7	Ninth Amendment to Loan Agreement dated November 2, 2010 by and between Daktronics, Inc. and U.S. Bank National Association (11)
	10.8	Renewal Revolving Note Dated November 2, 2010 between Daktronics, Inc. and U.S. Bank National Association. (11)
	21.1	Subsidiaries of the Company. (14)
	23.1	Consent of Ernst & Young LLP. (14)
	25.	Power of Attorney. (14)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

		(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
		(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
		(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
		(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
		(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
		(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
		(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
		(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
		(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
		(10)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on November 12, 2009.
		(11)	Incorporated by reference to Exhibit 10-2 filed with our Current Report on Form 8-K filed on November 2, 2010.
		(12)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on January 25, 2007.
		(13)	Incorporated by reference to Exhibit 10-6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.
		(14)	Filed herewith electronically.
		(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.
		*	Indicates a management contract or compensatory plan or arrangement.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, Keyframe®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, SportStar™, SportsLink®, Vanguard®, V-Play®, Venus®, V-Net®, Visiconn®, V-Tour®, V-Link® and Vortek® are trademarks of Daktronics, Inc.  Windows® and all other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2011.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 16, 2011
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 16, 2011
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 16, 2011
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 16, 2011
Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 16, 2011
Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 16, 2011
James B. Morgan

By /s/ John L. Mulligan	Director	June 16, 2011
John L. Mulligan

By /s/ Bruce W. Tobin	Director	June 16, 2011
Bruce W. Tobin

By /s/ James A. Vellenga	Director	June 16, 2011
James A. Vellenga

DAKTRONICS, INC. AND SUSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 30, 2011, May 1, 2010 and May 2, 2009
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ Deductions (1)	Balance at End of Year
2011	$2,585	$101	$(138)	$2,548
2010	2,164	1,221	(800)	2,585
2009	1,746	1,620	(1,202)	2,164

(1)  Write-off of uncollected accounts, net of collections

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amendment to the Articles of Incorporation. (2)
3.3	Amendment to the Articles of Incorporation. (15)
3.4	Amended and Restated Bylaws of the Company. (3)
4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)
4.2	Shareholders Rights Agreement. (5)
4.3	2001 Incentive Stock Option Plan. (6)*
4.4	2001 Outside Directors Stock Option Plan. (6)*
4.5	2001 Outside Directors Stock Option Plan. (6)*
4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*
10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*
10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*
10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*
10.4	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)
10.5	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)
10.6	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)
10.7	Ninth Amendment to Loan Agreement dated November 2, 2010 by and between Daktronics, Inc. and U.S. Bank National Association (11)
10.8	Renewal Revolving Note Dated November 2, 2010 between Daktronics, Inc. and U.S. Bank National Association. (11)
21.1	Subsidiaries of the Company. (14)
23.1	Consent of Ernst & Young LLP. (14)
25.	Power of Attorney. (14)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

	(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.
	(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.
	(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.
	(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.
	(5)	Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K on November 20, 1998 as Commission File No. 0-23246.
	(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.
	(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.
	(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.
	(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.
	(10)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on November 12, 2009.
	(11)	Incorporated by reference to Exhibit 10-2 filed with our Current Report on Form 8-K filed on November 2, 2010.
	(12)	Incorporated by reference to Exhibit 10-1 filed with our Current Report on Form 8-K filed on January 25, 2007.
	(13)	Incorporated by reference to Exhibit 10-6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.
	(14)	Filed herewith electronically.
	(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.
	*	Indicates a management contract or compensatory plan or arrangement.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, Keyframe®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, SportStar™, SportsLink®, Vanguard®, V-Play®, Venus®, V-Net®, Visiconn®, V-Tour®, V-Link® and Vortek® are trademarks of Daktronics, Inc.  Windows® and all other trademarks referenced are the intellectual property of their respective companies.