Form 10-Q
period 2011-07-30
DAKTRONICS INC /SD/
filed 2011-09-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2011

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
Yes ☒  No ☐

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 26, 2011 was 41,725,715.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 30, 2011

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of July 30, 2011 and April 30, 2011		2
	Consolidated Statements of Operations for the Three Months
	Ended July 30, 2011 and July 31, 2010		4
	Consolidated Statements of Cash Flows for the Three Months
	Ended July 30, 2011 and July 31, 2010		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations			15
Item 3. Quantitative and Qualitative Disclosures About Market Risk			23
Item 4. Controls and Procedures			24

Part II. Other Information
Item 1. Legal Proceedings			25
Item 1A. Risk Factors			25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			25
Item 3. Defaults Upon Senior Securities			25
Item 4. [Removed and Reserved]			25
Item 5. Other Information			25
Item 6. Exhibits			25

Signature			26

Exhibit Index:
Ex.	31.1
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

Ex.	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Ex.	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Ex.	101
The following financial information from our Quarterly Report on Form 10-Q as of and for the quarter ended July 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 30,	April 30,
	2011	2011
	(unaudited)	(note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,313	$54,308
Restricted cash	1,239	1,546
Marketable securities	25,726	22,943
Accounts receivable, less allowance for doubtful accounts	55,269	61,778
Inventories	50,365	46,889
Costs and estimated earnings in excess of billings	27,830	24,193
Current maturities of long-term receivables	5,867	5,343
Prepaid expenses and other assets	6,298	6,253
Deferred income taxes	9,643	9,640
Income tax receivables	514	4,870
Property and equipment available for sale	59	59
Total current assets	239,123	237,822

Advertising rights, net	508	525
Long-term receivables, less current maturities	15,522	13,558
Goodwill	3,380	3,384
Intangible and other assets	2,289	2,512
Deferred income taxes	285	180
	21,984	20,159
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	55,509	55,457
Machinery and equipment	59,500	58,233
Office furniture and equipment	53,733	53,402
Equipment held for rental	1,317	1,283
Demonstration equipment	8,440	8,086
Transportation equipment	3,820	3,688
	183,816	181,646
Less accumulated depreciation	115,735	111,780
	68,081	69,866
TOTAL ASSETS	$329,188	$327,847

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	July 30,	April 30,
	2011	2011
	(unaudited)	(note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$2,645	$2,316
Accounts payable	33,639	29,223
Accrued expenses and warranty obligations	33,332	36,222
Billings in excess of costs and estimated earnings	17,832	20,284
Customer deposits	13,136	11,288
Deferred revenue (billed or collected)	8,751	8,770
Current maturities of long-term debt and marketing obligations	292	273
Income tax payable	948	880
Deferred income taxes	491	406
Total current liabilities	111,066	109,662

Long-term marketing obligations, less current maturities	627	662
Long-term warranty obligations and other payables	9,454	9,856
Deferred income taxes	11	6
Long-term deferred revenue (billed or collected)	4,293	4,559
Total long-term liabilities	14,385	15,083
TOTAL LIABILITIES	125,451	124,745

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 41,732,079 and 41,606,070 shares issued at July 30, 2011 and April 30, 2011, respectively	33,564	32,670
Additional paid-in capital	22,019	21,149
Retained earnings	148,071	149,291
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income	92	1
TOTAL SHAREHOLDERS' EQUITY	203,737	203,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$329,188	$327,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 30,	July 31,
	2011	2010

Net sales	$118,698	$100,503
Cost of goods sold	89,191	73,915
Gross profit	29,507	26,588

Operating expenses:
Selling expense	12,209	12,338
General and administrative	6,464	5,588
Product design and development	5,718	4,553
	24,391	22,479
Operating income	5,116	4,109

Nonoperating income (expense):
Interest income	435	455
Interest expense	(76)	(36)
Other income (expense), net	(146)	95

Income before income taxes	5,329	4,623
Income tax expense	1,961	2,181
Net income	$3,368	$2,442

Weighted average shares outstanding:
Basic	41,725	41,629
Diluted	41,941	41,861

Earnings per share:
Basic	0.08	0.06
Diluted	$0.08	$0.06

Cash dividend paid per share	$0.11	$0.10

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 30,	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,368	$2,442
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,584	4,995
Amortization	67	79
Amortization of premium/discount on marketable securities	51	-
Loss (gain) on sale of property and equipment	48	(72)
Stock-based compensation	867	827
Provision for doubtful accounts	(260)	(10)
Deferred income taxes, net	(16)	-
Change in operating assets and liabilities	2,931	5,346
Net cash provided by operating activities	11,640	13,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,903)	(1,670)
Purchases of marketable securities	(5,264)	-
Proceeds from sales and maturities	2,485	-
Insurance recoveries on property and equipment	-	114
Proceeds from sale of property and equipment	26	145
Other investing activities, net	-	(1,792)
Net cash used in investing activities	(5,656)	(3,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	311	-
Proceeds from exercise of stock options	218	310
Excess tax benefits from stock-based compensation	3	10
Dividends paid	(4,588)	(4,121)
Net cash used in financing activities	(4,056)	(3,801)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77	29
INCREASE IN CASH AND CASH EQUIVALENTS	2,005	6,632

CASH AND CASH EQUIVALENTS:
Beginning of period	54,308	63,603
End of period	$56,313	$70,235

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$43	$23
Income taxes, net of refunds	(3,367)	(5,123)

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	13	315
Purchase of property and equipment included in accounts payable	676	253

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at April 30, 2011 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 30, 2011, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Revenue Recognition

On May 1, 2011, we prospectively adopted the Accounting Standard Updates (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangement a Consensus of the FASB Emerging Issues Task Force” regarding revenue recognition for multiple deliverable arrangements and arrangements that include software element. The update requires a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The residual method of revenue allocation is no longer permissible. The accounting standard update did not change our units of accounting for bundled arrangements, nor do they materially change how we allocate arrangement consideration to our various products and services. Accordingly, the adoption of the standard update did not have a significant impact on our consolidated financial statements.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC 605-25, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer and if we have given the customer a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

When items included in a multiple-element arrangement represent separate units of accounting, we allocate the arrangement consideration to the individual items based on their relative selling values.  The amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.  Once we have determined the amount, if any, of arrangement consideration allocable to the delivered item(s), we apply the applicable revenue recognition policy, as described in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, to determine when and by which method such amount may be recognized as revenue.

We generally determine if objective and reliable evidence of selling prices for the items included in a multiple-element arrangement exists based on whether we have vendor-specific objective evidence of the price for which we sell an item on a standalone basis.  If we do not have vendor-specific objective evidence for the item, we will use the price charged by a competitor selling a comparable product or service on a standalone basis to similarly situated customers, if available.  If neither vendor-specific objective evidence nor third party evidence is available, we use our best estimate of the selling price for that deliverable.

All other revenue recognition accounting policies are explained in note one of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Note 2. Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other.  ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires any impairment to be recorded upon adoption as an adjustment to our beginning retained earnings. The adoption of ASU 2010-28 on May 1, 2011 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.  This update clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted.  ASU 2010-29 will be effective for us for any acquisitions we make after April 30, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. These new standards will be effective for us beginning in the third quarter of fiscal 2012.  As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, an update to ASC 220, Comprehensive Income.  ASU 2011-05 requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  In addition, ASU 2011-05 requires that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and interim periods thereafter.  As ASU 2011-05 impacts presentation only, the adoption of this update will not have a material impact on our consolidated financial statements.

Note 3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in our earnings.

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended July 30, 2011 and July 31, 2010:

	Net income	Shares	Per share income
For the three months ended July 30, 2011:
Basic earnings per share	$3,368	41,725	$0.08
Dilution associated with stock compensation plans	-	216	-
Diluted earnings per share	$3,368	41,941	$0.08

For the three months ended July 31, 2010:
Basic earnings per share	$2,442	41,629	$0.06
Dilution associated with stock compensation plans	-	232	-
Diluted earnings per share	$2,442	41,861	$0.06

Options outstanding to purchase 1,658 shares of common stock with a weighted average exercise price of $19.07 for the three months ended July 30, 2011 and 2,627 shares of common stock with a weighted average exercise price of $14.90 for the three months ended July 31, 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 30, 2011 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of April 30, 2011	$2,452	$756	$176	$3,384
Foreign currency translation	(2)	(1)	(1)	(4)
Balance as of July 30, 2011	$2,450	$755	$175	$3,380

We perform an analysis of goodwill on an annual basis as of the first business day of our third quarter of each year and more frequently if circumstances warrant.  We performed this analysis as of October 31, 2010.  The result of this analysis indicated that no goodwill impairment existed as of that date.

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in fair value of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  Because the fair values of the business units are based in part on the market price of our common stock, a significant decline in the market price of our stock may lead to an impairment.   Notwithstanding the foregoing, events could cause an impairment in goodwill in some or all of our business units if the trend of orders and sales worsens and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.

Note 5. Inventories

Inventories consist of the following:

	July 30,	April 30,
	2011	2011

Raw materials	$21,227	$18,795
Work-in-process	8,870	8,457
Finished goods	20,268	19,637
	$50,365	$46,889

Note 6. Segment Disclosure

We have organized our business into five business units which meet the definition of reportable segments under ASC 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment.

Our Commercial segment primarily consists of sales of our video, Galaxy®, Fuelight™ and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile PST display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Finally, our International segment primarily consists of sales of all product lines to geographies outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 30,	July 31,
	2011	2010

Net sales:
Commercial	$32,703	$23,133
Live Events	38,517	40,683
Schools & Theatres	18,483	16,648
Transportation	11,500	7,545
International	17,495	12,494
	$118,698	$100,503

Contribution margin:
Commercial	$4,538	$1,988
Live Events	3,408	5,076
Schools & Theatres	3,400	3,028
Transportation	3,345	1,537
International	2,607	2,621
	17,298	14,250

Non-allocated operating expenses:
General and administrative	6,464	5,588
Product design and development	5,718	4,553
Operating income	5,116	4,109

Nonoperating income (expense):
Interest income	435	455
Interest expense	(76)	(36)
Other income (expense), net	(146)	95

Income before income taxes	5,329	4,623
Income tax expense	1,961	2,181
Net income	$3,368	$2,442

Depreciation and amortization:
Commercial	$1,681	$1,700
Live Events	1,311	1,650
Schools & Theatres	639	689
Transportation	361	351
International	164	226
Unallocated corporate depreciation	495	458
	$4,651	$5,074

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
July 30, 2011	$98,100	$20,598	$118,698
July 31, 2010	85,350	15,153	100,503

Long-lived assets at:
July 30, 2011	$66,242	$1,839	$68,081
April 30, 2011	68,034	1,832	69,866

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 7. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments, net gains and losses on derivative instruments and unrealized gains and losses on available-for-sale securities. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity on an annual basis.

A summary of comprehensive income is as follows:

	Three Months Ended
	July 30,	July 31,
	2011	2010
Net income	$3,368	$2,442
Net foreign currency translation adjustment	38	(7)
Unrealized gain on available for sale securities, net of income taxes	53	-
Total comprehensive income	$3,459	$2,435

Note 8.  Commitments and Contingencies

Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, taken as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to various financial institutions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of July 30, 2011 and April 30, 2011.  We have recognized a guarantee liability in the amount of $200 under the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty and record a liability in the amount of such costs at the time the revenue is recognized.  Factors that affect our warranty liability include historical and anticipated claims costs.  We periodically assess the adequacy of our recorded warranty reserves and adjust the amounts as necessary to reflect our best estimate of expected costs of warranty claims.

Changes in our product warranties for the three months ended July 30, 2011 consisted of the following:

Amount
Beginning accrued warranty costs	$22,980
Warranties issued during the period	2,100
Settlements made during the period	(3,258)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	293
Ending accrued warranty costs	$22,115

Performance guarantees:  In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees.  As of July 30, 2011, we had outstanding $4,309 in standby letters of credit and $52,937 in outstanding surety bonds.  Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease office space for various sales and service locations throughout the world, manufacturing space in the United States and China, and various equipment, primarily office equipment.  Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $856 and $855 for the three months ended July 30, 2011 and July 31, 2010, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 30, 2011:

Fiscal years ending	Amount
2012	$2,447
2013	2,465
2014	1,890
2015	1,549
2016	1,554
Thereafter	739
Total	$10,644

Purchase commitments:  From time to time, we commit to purchase inventory and advertising rights over periods that extend beyond a year.  As of July 30, 2011, we were obligated under $1,000 in conditional purchase commitments and were obligated to purchase inventory and advertising rights under unconditional commitments through fiscal 2014 as follows:

Fiscal years ending	Amount
2012	$1,344
2013	1,314
2014	803
2015	11
Total	$3,472

Note 9.  Income Taxes

As of July 30, 2011, we had approximately $546 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions.  As a result of the completion of exams by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2009, 2010 and 2011 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2004.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

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

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at July 30, 2011 and April 30, 2011 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 30, 2011:
Cash and cash equivalents	$56,313	$-	$-	$56,313
Restricted cash	1,239	-	-	1,239
Available for sale securities:
Certificates of deposit	-	4,668	-	4,668
U.S. Treasury Bills	1,999	-	-	1,999
U.S. Government sponsored entities	-	15,628	-	15,628
Municipal Bonds	-	3,431	-	3,431
Derivatives - currency forward contracts	-	84	-	84
Total assets measured at fair value	$59,551	$23,811	$-	$83,362

Balance as of April 30, 2011:
Cash and cash equivalents	$54,308	$-	$-	$54,308
Restricted cash	1,546	-	-	1,546
Available for sale securities:
Certificates of deposit	-	4,913	-	4,913
U.S. Treasury Bills	1,999	-	-	1,999
U.S. Government sponsored entities	-	13,617	-	13,617
Municipal Bonds	-	2,414	-	2,414
Derivatives - currency forward contracts	-	258	-	258
Total assets measured at fair value	$57,853	$21,202	$-	$79,055

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  There have been no changes in the valuation techniques used by us to value our financial instruments.

Cash and cash equivalents. Consists of cash on hand in bank deposits and highly liquid investments, primarily money market accounts.  The fair value was measured using quoted market prices in active markets and is classified as Level 1.  The carrying amount approximates fair value.

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

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not enter into any material business combinations during the first three months of fiscal 2012 or fiscal 2011.  No material impairments of our long-lived assets were recognized during the first three months of fiscal 2012 or fiscal 2011.

Note 11.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not to be used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gain or loss, net of tax, reported in other comprehensive income.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of July 30, 2011 and April 30, 2011, our available-for-sale securities consisted of the following:

	Cost	Fair Value	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of July 30, 2011
Certificates of deposit	$4,668	$4,668	$4,668	$-	$-
U.S. Treasury bills	1,999	1,999	1,999	-	-
U.S. Government sponsored entities	15,567	15,628	15,628	61	-
Municipal bonds	3,415	3,431	3,431	14	-
Total	$25,649	$25,726	$25,726	$75	$-

Balance as of April 30, 2011
Certificates of deposit	$4,913	$4,913	$4,913	$-	$-
U.S. Treasury bills	1,998	1,999	1,999	1	-
U.S. Government sponsored entities	13,598	13,617	13,617	19	-
Municipal bonds	2,412	2,414	2,414	2	-
Total	$22,921	$22,943	$22,943	$22	$-

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 30, 2011 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$4,668	$-	$4,668
U.S. Treasury bills	1,999	-	1,999
U.S. Government sponsored agencies	5,561	10,067	15,628
Municipal obligations	-	3,431	3,431
Total available for sale	$12,228	$13,498	$25,726

Note 12.  Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,288 and $2,548 at July 30, 2011 and April 30, 2011, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present values of long-term contract and lease receivables, including accrued interest and current maturities, were $21,389 and $18,901 as of July 30, 2011 and April 30, 2011, respectively.  Contract and lease receivables bearing annual interest rates of 2.0% to 12.0% are due in varying annual installments through July 2020.  The face amount of long-term receivables was $25,431 and $22,807 as of July 30, 2011 and April 30, 2011, respectively.  Included in accounts receivable as of July 30, 2011 and April 30, 2011 was $117 and $31, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 13.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in shareholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled.  As of July 30, 2011 and April 30, 2011, we had not designated any of our derivative instruments as hedges, and, therefore,  recorded the changes in fair value in the other income/expense.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at July 30, 2011 and April 30, 2011 were as follows:

	July 30,		April 30,
	2011		2011
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	-	-	1,302	1,320
U.S. Dollars/Polish Zloty	803	2,390	803	2,390
U.S. Dollars/Euro	332	235	-	-
U.S. Dollars/Great British Pound	2,778	1,710	-	-

As of July 30, 2011 and April 30, 2011, the fair value of foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented liabilities of approximately $84 and $258, respectively.  Changes in the fair value of the foreign currency exchange contracts are reflected in other income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; (iv) the declaration and payment of dividends; (v) the timing and magnitude of future contracts; (vi) parts shortages and longer lead times; (vii) fluctuations in margins; and (viii) the introduction of new products and technology.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including  those discussed in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011 in the section entitled “Item 1A. Risk Factors.”

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our primary five segments consist of four domestic segments and one International segment.  The domestic segment consits of Live Events, Commercial, Schools and Theatres, and Transportation.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Fiscal 2012 and fiscal 2011 each contains 52 weeks.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	July 30,	July 31,
	2011	2010

Net sales	100.0%	100.0%
Cost of goods sold	75.1%	73.5%
Gross profit	24.9%	26.5%
Total operating expenses	20.5%	22.4%
Operating income	4.4%	4.1%
Interest income (expense), net	0.3%	0.4%
Other income (expense), net	(0.2)%	0.1%
Income before income taxes	4.5%	4.6%
Income tax expense	1.7%	2.2%
Net income	2.8%	2.4%

NET SALES

The following table sets forth net sales and orders by business unit for the periods indicated (dollars in thousands):

	Three Months Ended
	July 30,		July 31,
	2011		2010
Net Sales:	Amount	Percent Change	Amount
Commercial	$32,703	41.4%	$23,133
Live Events	38,517	(5.3)	40,683
Schools & Theatres	18,483	11.0	16,648
Transportation	11,500	52.4	7,545
International	17,495	40.0	12,494
	$118,698	18.1%	$100,503

Orders:
Commercial	$47,242	43.0%	$33,047
Live Events	39,335	5.9	37,137
Schools & Theatres	18,173	(15.8)	21,571
Transportation	15,674	34.8	11,628
International	19,766	46.6	13,479
	$140,190	20.0%	$116,862

Commercial Business Unit. The Commercial business unit is comprised of the reseller and key accounts business, which includes primarily our Galaxy®, Fuelight™ and GalaxyPro® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

For the first quarter of fiscal 2012, net sales in the outdoor advertising business were up 139% compared to the same period one year ago.  Orders in the outdoor advertising business were up approximately 67% for the first quarter of fiscal 2012 as compared to the same period one year ago.  During the second half of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for digital billboard deployments for calendar 2011, calling for an increase in digital billboard deployments beginning in the first calendar quarter of 2011.  These plans, in addition to the improving economy benefitting other outdoor advertising companies, have caused both orders and sales to rise.  We believe that our ability to maintain our market share with these customers and others has been driven, in part, by the industry’s acceptance of our Series 4000 digital billboard product.  Over the past few fiscal years, the average selling price of digital billboards has declined significantly.  As a result, although the unit sales may approximate the unit sales prior to the economic downturn, the total sales dollars will be significantly less.  It is important to note that the outdoor advertising business has a number of constraints in addition to the recent adverse economic conditions, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which limit where displays can be installed.  Furthermore, a large part of our business in this area is obtained from two customers, and therefore a loss of one of those customers could have a significant adverse impact on this portion of our business.

Net sales in the reseller portion of the Commercial business unit increased by 20% in the first quarter of fiscal 2012 compared to the same period in fiscal 2011, while orders increased by approximately 31%.  The increase in orders during the first quarter of fiscal 2012 as compared to the same period one year ago was due to an increase of 60% in orders for large video displays and spectaculars.  We believe this increase resulted from better economic conditions. The increase in net sales for the first quarter of fiscal 2012 as compared to the same period one year ago was the result of the higher backlog of standard product orders, primarily Galaxy displays, at the beginning of the quarter and the increase in orders.  The reseller portion of the Commercial business unit has been helped also by the introduction of our architectural lighting products, which we expect to help drive further sales.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.  Furthermore, this business unit is sensitive to economic conditions, and the future performance of this business unit will vary based on these conditions.

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

There is seasonality in the outdoor advertising niche because the deployment of displays slows in the winter months in the northern United States and this results in the fluctuation of our net sales over the course of a fiscal year.

Live Events Business Unit. The decrease in net sales for the Live Events business unit for the first quarter of fiscal 2012 as compared to the same period in fiscal 2011 was primarily the result of the timing of orders and our customers’ installation timing.  In the first quarter of fiscal 2011, as explained in prior filings, orders and net sales were adversely impacted by economic conditions.  Although it appears that those economic conditions improved during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, we believe that the labor situations in the National Football League (“NFL”) and the National Basketball Association (“NBA”) adversely impacted net sales and orders in the first quarter of fiscal 2012.  Net sales for existing facilities in these two areas declined 87% in fiscal 2012 as compared to the first quarter of fiscal 2011.  The NFL labor situation has been resolved.  However, we expect that until labor issues are resolved in the NBA and the National Hockey League, net sales and orders could be adversely impacted.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure in the Live Events marketplace.  We believe that this pressure continues to hurt gross profit margins.  We also believe that there are still economic pressures that are adversely impacting orders and net sales.  Until these pressures are reduced, they are likely to adversely affect our ability to book orders and our gross profit margin.  These competitive factors and general economic conditions also make it difficult to forecast orders and net sales in the Live Events business unit for the rest of fiscal 2012.  Although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment impacts this business.  There have been transactions which have been delayed due to economic conditions or labor issues, as described herein or in prior filings, which have had a significant negative impact on our business.  However, over the long term, we expect to see growth, assuming that the economy improves and we are successful at counteracting competitive pressures.

Our expectations regarding additional growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; our product and services offerings, which remain the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers.  In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems.  This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations.  Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  These increases, however, have been partially offset by the decline in product selling prices.  We also believe that the effects of an adverse economy are generally less on our sports related business as compared to our other businesses, as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were less than 1% of total net sales for the first quarters of fiscal 2012 and fiscal 2011, and thus were not material.

Schools and Theatres Business Unit.  The increase in net sales in the Schools and Theatres business unit in the first quarter of fiscal 2012 compared to the same periods in fiscal 2011 was the result of a higher backlog of standard product orders at the beginning of fiscal 2012 as compared to fiscal 2011.    Net sales in the sports portion of this business unit were up approximately 11% for the first quarter of fiscal 2012 as compared to the same period one year ago.  Orders for those same periods in the sports portion of this business were down approximately 11%.  We attribute the decline in orders to the economic pressures on schools, which we think inhibits spending in spite of these display systems often being revenue generators for schools.  We believe that this could lead to lower overall net sales in the Schools and Theatres business unit for all of fiscal 2012 as compared to fiscal 2011.  A positive aspect that could drive different results is the increase in opportunities for larger video systems, primarily in high school facilities which benefit from our sports marketing services that generate the advertising revenue to fund the display systems.  Net sales for the hoist portion of this business unit decreased in the first quarter of fiscal 2012 as compared to the same period one year ago.  For the long term, we believe that this business unit presents growth opportunities once the economy improves.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for the first quarter of fiscal 2012 as compared to the same quarter one year ago was generally due to greater throughput in manufacturing, allowing us to work down the backlog at a faster rate than we were able to in the prior fiscal year.  The increase in orders over the same periods is generally due to the inherent volatility of order bookings when looking at it over a short time horizon. The Transportation business unit is dependent on government spending, primarily federal government spending.  Furthermore, to the extent that the federal government commits the spending, it takes an extended period of time for that spending to be allocated to projects for electronic displays.  Therefore, changes in government spending levels impact our business well after the spending level changes.  The U.S. Congress is expected to put forth proposals to address future transportation spending; however, the outcome of any legislation is unknown at this time but could impact orders and net sales in the future.  We believe that overall growth in this business unit in the past was the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects and to us gaining market share.  Based on the uncertainty of federal spending levels, it is difficult to estimate how orders and net sales will turn out for fiscal 2012.

Similar to other business units, it appears that the competitive environment has become more intense in the Transportation business unit as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins until it eases.

International Business Unit.  The increase in net sales in the International business unit during the first quarter of fiscal 2012 compared to the same period in fiscal 2011 was the result of the higher backlog at the beginning of fiscal 2012 as compared to the backlog at the beginning of fiscal 2011 and the increase in orders.   Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  This investment has allowed us to leverage our internationally known brand and capture business we were not previously effective at winning since we were not local to the customer.  We also believe that improvements in the economy have improved order volumes.

As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   However, as a result of the competitive pressures, we expect to continue to see more challenges to win orders.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 0.4% and 0.7% of net sales for the first quarter of fiscal 2012 and fiscal 2011, respectively.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog.  The product order backlog as of July 30, 2011 was approximately $154 million as compared to $144 million as of July 31, 2010 and $131 million at the end of the fourth quarter of fiscal 2011.  Historically, our backlog varies due to the timing of large orders.  The backlog increased from one year ago in our Commercial, Transportation and International business units and declined in the Live Events and Schools and Theatres business units.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  Backlog also varies significantly due to customer delivery expectations.  In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

The following table sets forth net sales and gross profit for each of our five business units for the periods indicated (dollars in thousands):

	Three Months Ended
	July 30,			July 31,
	2011			2010
	Gross Profit	Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$7,980	56.4%	24.4%	$5,103	22.1%
Live Events	6,490	(23.6)	16.9	8,491	20.9
Schools & Theatres	5,877	6.1	31.8	5,538	33.3
Transportation	4,112	70.1	35.8	2,417	32.0
International	5,048	0.2	28.9	5,039	40.3
	$29,507	11.0%	24.9%	$26,588	26.5%

For the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, the decrease in gross profit as a percent of sales is the result of a 1.5 percentage point decrease in gross profit on product sales, primarily large contract sales, and a reduction of approximately one percentage point in our services business.  The decline in large contract gross profit percentage was primarily due to the competitive factors described above.  For the first quarters of fiscal 2012 and fiscal 2011, large contracts were approximately 63% and 62%, respectively, of net sales.  Warranty costs for the first quarter of fiscal 2012 were approximately 2.1% of net sales compared to 2.4% for fiscal 2011.  Partially offsetting these costs were lower manufacturing conversion costs as a percentage of net sales, which declined by 1.5 percentage points for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

We have been challenged with higher than expected warranty costs and, as noted previously, by competitive factors. During fiscal 2009, in order to reduce warranty costs and to address competitive factors, we began expending significant effort on developing our new outdoor DVX technology and then, in 2011, our new indoor DVN technology, which are common module platforms that over time will replace the different and unique modules for each of our display resolutions and types.  The DVX and DVN technologies bring down the cost of displays significantly.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that this technology and investments in quality initiatives will drive down warranty costs over the long term and make our products more competitive, both of which are intended to increase gross profit percentages and drive higher sales.

One of the challenges that occurred with the downturn of our business during fiscal 2009 was the higher percentage of fixed costs in manufacturing relative to net sales.  Since the downturn, we have been lowering that percentage through cost reduction, lean initiatives and higher sales and expect to continue lowering it, adding to the gross profit percentages.  Total manufacturing conversion costs for the first quarter of fiscal 2012 and fiscal 2011 were approximately $16.8 million and $16.0 million, respectively.

Within the Commercial business unit, the gross profit percent increased in the first quarter of fiscal 2012 as compared to the same quarter in fiscal 2011 primarily as a result of the lower costs of manufacturing as a percentage of net sales in our digital billboard manufacturing plant.  That contributed to an improvement in gross profit of approximately three percentage points.  In addition, a higher percentage of engineering costs was allocated to product development as opposed to costs of goods sold, which added approximately one percentage point to the gross profit percent. This higher percent results from a higher percentage of time being focused on product development as opposed to customer contracts. These improvements were partially offset by lower gross profit percentages on products in all niches within the Commercial business unit as a result of the competitive factors described previously.

Gross profit percentages decreased in the Live Events business unit for the first quarter of fiscal 2012 as compared to the same period one year ago due to higher services costs, which lowered the gross profit percentage by approximately three percentage points.  In addition, the gross profit on large contracts was approximately 1.5 percentage points lower for the first quarter of fiscal 2012 compared to the same period one year ago as a result of the more competitive environment as described previously.  Based on our current backlog and competitive factors, we do not expect to see any increase in gross profit percentages on a sequential basis; however, gross margins in the large contract business vary to a large degree and are difficult to forecast.

Gross profit percents in the Schools and Theatres business unit decreased for the first quarter of fiscal 2012 as compared to the same period one year ago due primarily to lower margins in our rigging business and higher costs of services.

Gross profit in our Transportation business unit increased for the first quarter of fiscal 2012 compared to the same period one year ago as a result of higher margins on large contracts.

Within the International business unit, gross profit decreased for the first quarter of fiscal 2012 as compared to the same period in fiscal 2011 as a result of lower gross profit percentages on large contracts in the non Asia Pacific regions of the world, which was partially offset by higher gross profit margins on large contracts in the Asia-Pacific region.  Overall margins in the International business unit are generally similar to the domestic large contract business. The margins in the first quarter of fiscal 2011 were generally not sustainable.

It is difficult to project gross profit levels for the rest of fiscal 2012 because of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.

OPERATING EXPENSES

The following sets forth our operating expenses for the periods indicated (dollars in thousands):

	Three Months Ended
	July 30,			July 31,
	2011			2010
	Operating expense	Percent Change	As a Percent of Sales	Operating expense	As a Percent of Sales
Selling expense	$12,209	(1.0)%	10.3%	$12,338	12.3%
General and administrative	6,464	15.7	5.4	5,588	5.6
Product design and development	5,718	25.6	4.8	4,553	4.5
	$24,391	8.5%	20.5%	$22,479	22.4%

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

Selling expenses for the first quarter of fiscal 2012 were lower than selling expenses in the same quarter of fiscal 2011.   Decreases of $0.3 million in depreciation, $0.2 million in bad debt expense, and $0.1 million in payments to third party sales representatives were partially offset by a $0.3 million increase in personnel costs, including taxes and benefits, and a $0.3 million increase in travel and entertainment costs.  The decrease in depreciation costs is a reflection of reduced capital expenditures over the last couple of years, which was a key component of our cost reduction strategies.  The decrease in bad debt expense is due to the inherent volatility of bad debt expense that we experience.  The increase in personnel costs is a result of an increase in employee count.  The increase in travel is a result of the higher level of orders for the quarter and increasing sales opportunities in the Commercial and International business units.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles, and supplies.

General and administrative expenses increased in the first quarter of fiscal 2012 over the same period in fiscal 2011 due to increases in professional fees of $0.5 million; an increase in personnel costs, including taxes and benefits, of approximately $0.1 million; an increase in software and hardware costs of $0.1 million; and a net increase for various other expenses of approximately $0.2 million.  The increase in professional fees is a result of litigation costs and international expansion initiatives, some of which were one-time costs and are expected to decline in future quarters.  The increase in personnel costs is the result of an increase in employee count, primarily related to personnel to support further hiring in other areas of the company and in accounting and legal to support international development.

As described above, we expect that general and administrative expenses may increase slightly in future quarters, although our goal is to continue to challenge our cost structure until our operating margin returns to more acceptable levels.

Product Design and Development. Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and costs of supplies.

Investments in our DVX and DVN technology platforms, architectural lighting products and various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continue to drive product design and development expenses.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, between 65% and 75% of our engineering time is spent on product development, while the rest is allocated to large contract work and included in costs of goods sold.  For the first quarter of fiscal 2012 as compared to the same period one year ago, our personnel costs, including taxes and benefits, increased by approximately $0.2 million along with a $0.2 million increase in other expenses. In addition, material costs related to product development increased by $0.3 million in the first quarter of fiscal 2012 compared to the same period of fiscal 2011 as a result of increasing importance placed on prototyping new products and the increase in new product introductions.

CONTRIBUTION MARGIN BY SEGMENT

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment (dollars in thousands):

	Three Months Ended
	July 30,		July 31,
	2011		2010
Contribution Margin	Amount	Percent change	Amount
Commercial	$4,538	128.3%	$1,988
Live Events	3,408	(32.9)	5,076
Schools & Theatres	3,400	12.3	3,028
Transportation	3,345	117.6	1,537
International	2,607	(0.5)	2,621
	$17,298	21.4%	$14,250

Contribution margin by segment is equal to gross profit less selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s actual performance on a stand-alone basis.  Therefore, we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All of our business units’ results were impacted as a result of the changes in sales and gross profit, as previously described.  The remainder of the changes for both the first quarter of fiscal 2012 compared to the same period one year ago resulted from changes in selling expense.

In the Commercial business unit, selling expenses increased approximately 11% for the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The increase for the quarter was the result of a $0.1 million increase in personnel costs, including taxes and benefits, and a $0.1 million increase in travel and entertainment costs.  These increases are a result of the increase in orders as explained previously.

In the Live Events business unit, selling expenses declined by 10% for the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The decline for the quarter was the result of a $0.1 million decrease in personnel costs, including taxes and benefits, a $0.1 million decrease in depreciation, and a $0.1 million net decrease for other various expenses.

Selling expenses for the Schools and Theatres business unit were flat for the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.

In the Transportation business unit, selling expenses decreased 13% for the first quarter of fiscal 2012 as compared to the same period one year ago.  The decline for the quarter was the result of small changes in various other spending categories.

In the International business unit, selling expenses were flat for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

INTEREST INCOME AND EXPENSE

We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income increased slightly for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.  We expect that the amount of interest income will increase through the rest of fiscal 2012 due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments, although due to the volatility of working capital needs and changes in investing and financing activities, this expectation could prove to be incorrect.

Interest expense increased for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 as a result of borrowings in China that were required to support the needs of the expanding business there.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income (expense) for the first quarter of fiscal 2012 was ($0.2) million as compared to $0.1 million for the first quarter of fiscal 2011. The decrease in the first quarter of fiscal 2012 as compared to the same period one year ago was due to increased foreign currency losses and various other non-operating gains which decreased from one year ago.

In addition, as a result of the decrease in the value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries in the first three months of 2012 compared to the same period in fiscal 2011.

INCOME TAX EXPENSE

Income taxes were approximately $2.0 million in the first quarter of fiscal 2012 and $2.2 million for the first quarter of fiscal 2011.  The effective rate for the first quarter of fiscal 2012 was approximately 37% as compared to 47% for the first quarter of fiscal 2011.

Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  In comparing the first quarter of fiscal 2012 compared to the same period in fiscal 2011, changes in the effective rate are the result of this mix and the impact that permanent adjustments to taxable income have as a percent of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $128.1 million at July 30, 2011 and $128.2 million at April 30, 2011.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first quarter of fiscal 2012 was $11.6 million.  Net income of $3.4 million plus $2.9 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $4.7 million and $0.9 million of stock-based compensation offset by $0.3 million of provision for doubtful accounts, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets which generated cash from operations were increases in accounts payable and customer deposits and decreases in accounts receivables and income tax receivables.  These items were offset by increases in inventories, costs and estimated earnings in excess of billings and long term receivables and decreases in accrued expenses and warranty obligations and billings in excess of costs and estimated earnings.  The decrease in income tax receivables was due to refunds received in connection with net operating loss carryback that originated in fiscal 2010.  The increase in inventories was related to the higher levels to support more short delivery projects and the transition to new products.  Days sales outstanding declined from 54 days as of April 30, 2011 to 43 days as of July 30, 2011.  This change results from the natural volatility that can occur with large projects and the timing of customer payments. Days inventory outstanding increased from 42 days as of April 30, 2011 to 53 days as of July 30, 2011.   These values fluctuate due to the current mix of business and timing on orders, primarily large contract orders.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $5.7 million for the first quarter of fiscal 2012 included $2.8 million for purchases of marketable securities and $2.9 million for purchases of property and equipment.  During the first quarter of fiscal 2012, we invested approximately $1.5 million in manufacturing equipment, $0.7 million in product demonstration equipment, $0.6 million in information systems infrastructure, including software, and $0.1 million in other assets.  These investments were generally for maintenance in the case of information systems, and in manufacturing related to the expansion of capability in China and improving flexibility in the plants as it relates to new products.  As of the end of the first quarter of fiscal 2012, capital expenditures were 2.4% of net sales.  For the remainder of fiscal 2012, our capital expenditures are expected to be closer to 4% of net sales as we expand our manufacturing capabilities in China and enhance our internal systems and operations within and outside of manufacturing.

Cash used by financing activities of $4.1 million for the first quarter of fiscal 2012 consisted of the dividends paid to shareholders of $4.6 million on June 24, 2011 that was partially offset by $0.2 million of proceeds from the exercise of stock options and $0.3 million of net borrowings on notes payable. The increase in notes payable relate to loans in our Chinese subsidiary to fund expansion and was put in place to more effectively deal with currency restrictions imposed on moving currency in and out of the country.

Included in receivables as of July 30, 2011 was approximately $2.8 million of retainage on long-term contracts, all of which is expected to be collected within one year.

We have used and expect to continue to use cash reserves and, to a lesser extent and primarily in China, bank borrowings to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and the customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

Our product development activities during the first quarter of fiscal 2012 included the enhancement of existing products and the development of new products from existing technologies.  Product design and development expenses were $5.7 million for the first quarter of fiscal 2012 as compared to $4.6 million for the first quarter of fiscal 2011.  We expect to incur expenditures at a higher rate than our long-term targeted level of 4.0% of net sales throughout the rest of fiscal 2012 to develop new display products and solutions that will offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays.  We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2011. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at July 30, 2011.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of July 30, 2011, there were no advances under the line of credit.

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

We have an additional credit agreement with another U.S. bank that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $10.0 million line of credit and includes facilities to issue up to $10.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured a credit facility that we entered into in China with a Chinese affiliate of the U.S. bank.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants and limitations on dividends as the credit agreement for that line of credit.  As of July 30, 2011, there was $2.6 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as of July 30, 2011 and expect to be in compliance with all applicable covenants at the end of fiscal 2012.  The minimum fixed charge coverage ratio as of July 30, 2011 was 135-to-1, and the ratio of interest-bearing debt to EBITDA as of July 30, 2011 was approximately 0.08-to-1.

On June 2, 2011, our Board declared an annual dividend payment of $0.11 per share on our common stock for the fiscal year ended April 30, 2011, which was paid on June 24, 2011.  Although we intend to pay regular annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At July 30, 2011, we had approximately $52.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through July 30, 2011, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the first quarter of fiscal 2012, net sales originating outside the United States were approximately 17% of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars, Australia dollars or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, their operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables.  We maintain a blend of both fixed and floating rate debt instruments.  As of July 30, 2011, our outstanding debt was $2.6 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of July 30, 2011.  As of July 30, 2011, our outstanding marketing obligations were $0.9 million, substantially all of which were in fixed rate obligations.  For fixed-rate debt, interest rate changes affect our fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of July 30, 2011, our outstanding long-term receivables were approximately $21.4 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (dollars in thousands)
	2012	2013	2014	2015	2016	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$4,907	$4,729	$3,139	$2,913	$2,305	$3,396
Average interest rate	7.9%	7.9%	7.9%	7.9%	7.7%	8.2%
Liabilities:
Long- and short-term debt
Fixed-rate	$2,645	$-	$-	$-	$-	$-
Average interest rate	6.4%	-	-	-	-	-
Long-term marketing obligations, including current portion
Fixed-rate	$234	$255	$252	$112	$66	$-
Average interest rate	8.6%	8.7%	9.0%	9.0%	9.0%	0.0%

Approximately $49.7 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 30, 2011, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 30, 2011, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

We are involved in a variety of other legal actions relating to various matters that arise in the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or financial results.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1) Filed herewith electronically.
*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 2, 2011