Form 10-Q
period 2011-10-29
DAKTRONICS INC /SD/
filed 2011-12-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2011

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 28, 2011 was 41,854,947.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 29, 2011

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of October 29, 2011 and April 30, 2011		2
	Consolidated Statements of Operations for the Three and Six Month Periods
	Ended October 29, 2011 and October 30, 2010		4
	Consolidated Statements of Cash Flows for the Six Months
	Ended October 29, 2011 and October 30, 2010		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations			16
Item 3. Quantitative and Qualitative Disclosures About Market Risk			26
Item 4. Controls and Procedures			27

Part II. Other Information
Item 1. Legal Proceedings			27
Item 1A. Risk Factors			27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			28
Item 3. Defaults Upon Senior Securities			28
Item 4. [Removed and Reserved]			28
Item 5. Other Information			28
Item 6. Exhibits			28

Signature			29

Exhibit Index:
Ex.	31.1
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
The following financial information from our Quarterly Report on Form 10-Q as of and for the quarter ended October 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 29,	April 30,
	2011	2011
	(unaudited)	(note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,460	$54,308
Restricted cash	1,675	1,546
Marketable securities	25,663	22,943
Accounts receivable, less allowance for doubtful accounts	58,469	61,778
Inventories	52,825	46,889
Costs and estimated earnings in excess of billings	25,684	24,193
Current maturities of long-term receivables	6,180	5,343
Prepaid expenses and other assets	6,727	6,253
Deferred income taxes	9,644	9,640
Income tax receivables	2,002	4,870
Property and equipment available for sale	40	59
Total current assets	252,369	237,822

Advertising rights, net and other assets	1,157	1,276
Long-term receivables, less current maturities	13,795	13,558
Goodwill	3,332	3,384
Intangibles	1,523	1,761
Deferred income taxes	283	180
	20,090	20,159
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	55,905	55,457
Machinery and equipment	60,207	58,233
Office furniture and equipment	15,640	15,648
Computer software and hardware	39,279	37,754
Equipment held for rental	1,318	1,283
Demonstration equipment	8,717	8,086
Transportation equipment	3,869	3,688
	186,432	181,646
Less accumulated depreciation	119,411	111,780
	67,021	69,866
TOTAL ASSETS	$339,480	$327,847

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	October 29,	April 30,
	2011	2011
	(unaudited)	(note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$3,140	$2,316
Accounts payable	35,472	29,223
Accrued expenses	20,975	21,748
Warranty obligations	14,543	14,474
Billings in excess of costs and estimated earnings	19,213	20,284
Customer deposits	12,249	11,288
Deferred revenue (billed or collected)	9,178	8,770
Current portion of other long-term obligations	405	273
Income tax payable	809	880
Deferred income taxes	481	406
Total current liabilities	116,465	109,662

Long-term warranty obligations	8,814	8,508
Long-term deferred revenue (billed or collected)	4,045	4,559
Other long-term obligations, less current maturities	1,684	2,010
Deferred income taxes	10	6
Total long-term liabilities	14,553	15,083
TOTAL LIABILITIES	131,018	124,745

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 41,749,004 and 41,606,070 shares issued at October 29, 2011 and April 30, 2011, respectively	33,677	32,670
Additional paid-in capital	22,828	21,149
Retained earnings	152,030	149,291
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(64)	1
TOTAL SHAREHOLDERS' EQUITY	208,462	203,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$339,480	$327,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net sales	$135,910	$126,919	$254,607	$227,421
Cost of goods sold	104,440	94,102	193,631	168,017
Gross profit	31,470	32,817	60,976	59,404

Operating expenses:
Selling expense	12,926	12,600	25,135	24,936
General and administrative	6,972	5,624	13,436	11,212
Product design and development	5,636	4,561	11,353	9,114
	25,534	22,785	49,924	45,262
Operating income	5,936	10,032	11,052	14,142

Nonoperating income (expense):
Interest income	457	383	892	838
Interest expense	(95)	(41)	(171)	(77)
Other (expense) income, net	(47)	167	(193)	262

Income before income taxes	6,251	10,541	11,580	15,165
Income tax expense	2,292	3,534	4,253	5,715
Net income	$3,959	$7,007	$7,327	$9,450

Weighted average shares outstanding:
Basic	41,792	41,387	41,759	41,440
Diluted	41,934	41,647	41,938	41,788

Earnings per share:
Basic	0.09	0.17	0.18	0.23
Diluted	$0.09	$0.17	$0.17	$0.23

Cash dividend paid per share	$-	$0.50	$0.11	$0.60

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 29,	October 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,327	$9,450
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	8,879	9,777
Amortization	131	152
Amortization of premium/discount on marketable securities	101	-
Loss (gain) on sale of property and equipment	(7)	33
Excess tax benefits from stock-based compensation	(10)	(30)
Stock-based compensation	1,669	1,733
Equity in losses of affiliates		36
Provision for doubtful accounts	(337)	249
Deferred income taxes, net	(26)	278
Change in operating assets and liabilities	3,748	6,456
Net cash provided by operating activities	21,475	28,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,236)	(3,195)
Purchases of marketable securities	(7,739)	-
Proceeds from sales and maturities of marketable securities	4,975	-
Insurance recoveries on property and equipment	-	114
Proceeds from sale of property and equipment	147	168
Other investing activities, net	-	482
Net cash used in investing activities	(8,853)	(2,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	782	-
Proceeds from exercise of stock options	330	660
Excess tax benefits from stock-based compensation	10	30
Principal payments on long-term obligations	-	(14)
Dividends paid	(4,588)	(24,794)
Net cash used in financing activities	(3,466)	(24,118)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	1
INCREASE IN CASH AND CASH EQUIVALENTS	9,152	1,586

CASH AND CASH EQUIVALENTS:
Beginning of period	54,308	63,603
End of period	$63,460	$65,189

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$93	$45
Income taxes, net of refunds	1,290	(2,213)

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	32	421
Purchase of property and equipment included in accounts payable	568	351

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

Reclassifications: Certain reclassifications have been made to the fiscal year 2011 financial statements to conform to the presentation used in the fiscal year 2012 financial statements. We reclassified certain other assets and intangibles; computer software and hardware from office furniture and equipment; and other payables from obligations for warranties. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Revenue Recognition

On May 1, 2011, we prospectively adopted the Accounting Standard Updates (ASU) 2009-13 Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force regarding revenue recognition for multiple deliverable arrangements and arrangements that include software elements. The update requires a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The residual method of revenue allocation is no longer permissible. The accounting standard update did not change our units of accounting for bundled arrangements, nor do they materially change how we allocate arrangement consideration to our various products and services. Accordingly, the adoption of the standard update did not have a significant impact on our consolidated financial statements.

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

Note 2. Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other.  ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires any impairment to be recorded upon adoption as an adjustment to our beginning retained earnings. The adoption of this update on May 1, 2011 did not have an impact on our consolidated financial statements, as we don’t have any reporting units with zero or negative carrying amounts.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.  This update clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010.  This update is effective for us for any acquisitions we make after April 30, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. These new standards will be effective for us beginning in the fourth quarter of fiscal 2012.  As this update impacts presentation only, its adoption will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income- an update to ASC 220, Comprehensive Income.  ASU 2011-05 requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  In addition, ASU 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and interim periods thereafter.  As this update impacts presentation only, its adoption will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 29, 2011 and October 30, 2010:

	Net income	Shares	Per share income
For the three months ended October 29, 2011:
Basic earnings per share	$3,959	41,792	$0.09
Dilution associated with stock compensation plans	-	142	-
Diluted earnings per share	$3,959	41,934	$0.09

For the three months ended October 30, 2010:
Basic earnings per share	$7,007	41,387	$0.17
Dilution associated with stock compensation plans	-	260	-
Diluted earnings per share	$7,007	41,647	$0.17

For the six months ended October 29, 2011:
Basic earnings per share	$7,327	41,759	$0.18
Dilution associated with stock compensation plans	-	179	(0.01)
Diluted earnings per share	$7,327	41,938	$0.17

For the six months ended October 30, 2010:
Basic earnings per share	$9,450	41,440	$0.23
Dilution associated with stock compensation plans	-	348	-
Diluted earnings per share	$9,450	41,788	$0.23

Options outstanding to purchase 1,660 shares of common stock with a weighted average exercise price of $18.97 for the three months ended October 29, 2011 and 1,479 shares of common stock with a weighted average exercise price of $19.70 for the three months ended October 30, 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,625 shares of common stock with a weighted average exercise price of $19.18 for the six months ended October 29, 2011 and 1,529 shares of common stock with a weighted average exercise price of $19.18 for the six months ended October 30, 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive

Note 4. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 29, 2011 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of April 30, 2011	$2,452	$756	$176	$3,384
Foreign currency translation	(24)	(21)	(7)	(52)
Balance as of October 29, 2011	$2,428	$735	$169	$3,332

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

Note 5. Inventories

Inventories consist of the following:

	October 29,	April 30,
	2011	2011

Raw materials	$24,452	$18,795
Work-in-process	9,096	8,457
Finished goods	19,277	19,637
	$52,825	$46,889

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

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net sales:
Commercial	$43,704	$31,879	$76,407	$55,010
Live Events	46,664	44,025	85,181	84,708
Schools & Theatres	17,239	21,351	35,721	37,999
Transportation	12,439	11,482	23,939	19,028
International	15,864	18,182	33,359	30,676
	$135,910	$126,919	$254,607	$227,421

Contribution margin:
Commercial	$7,449	$4,861	$11,987	$6,849
Live Events	6,021	6,270	9,429	11,346
Schools & Theatres	1,409	3,482	4,809	6,510
Transportation	2,795	2,938	6,139	4,476
International	870	2,666	3,477	5,287
	18,544	20,217	35,841	34,468

Non-allocated operating expenses:
General and administrative	6,972	5,624	13,436	11,212
Product design and development	5,636	4,561	11,353	9,114
Operating income	5,936	10,032	11,052	14,142

Nonoperating income (expense):
Interest income	457	383	892	838
Interest expense	(95)	(41)	(171)	(77)
Other (expense) income, net	(47)	167	(193)	262

Income before income taxes	6,251	10,541	11,580	15,165
Income tax expense	2,292	3,534	4,253	5,715
Net income	$3,959	$7,007	$7,327	$9,450

Depreciation and amortization:
Commercial	$1,517	$1,661	$3,198	$3,362
Live Events	1,257	1,525	2,568	3,176
Schools & Theatres	581	654	1,220	1,343
Transportation	339	361	700	711
International	166	220	330	446
Unallocated corporate depreciation	499	435	994	891
	$4,359	$4,856	$9,010	$9,929

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Others	Total
Net sales for three months ended:
October 29, 2011	$117,630	$18,280	$135,910
October 30, 2010	106,412	20,507	126,919

Net sales for six months ended:
October 29, 2011	$215,728	$38,879	$254,607
October 30, 2010	191,761	35,660	227,421

Long-lived assets at:
October 29, 2011	$65,025	$1,996	$67,021
April 30, 2011	68,034	1,832	69,866

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 7. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments, net gains and losses on derivative instruments accounted for as effective hedges and unrealized gains and losses on available-for-sale securities. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity on an annual basis.

A summary of comprehensive income is as follows:

	Six Months Ended
	October 29,	October 30,
	2011	2010
Net income	$7,327	$9,450
Net foreign currency translation adjustment	(119)	12
Unrealized gain on available for sale securities, net of income taxes	54	-
Total comprehensive income	$7,262	$9,462

Note 8.  Commitments and Contingencies

Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, individually or as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to various financial institutions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of October 29, 2011 and April 30, 2011.  We have recognized a guarantee liability in the amount of $200, which is included in the provisions of ASC 460, Guarantees, in connection with these arrangements.

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

Changes in our product warranties for the six months ended October 29, 2011 consisted of the following:

Amount
Beginning accrued warranty costs	$22,982
Warranties issued during the period	4,562
Settlements made during the period	(6,761)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	2,574
Ending accrued warranty costs	$23,357

Performance guarantees:  In connection with certain international transactions and construction-type contracts, we have entered into various performance guarantees.  As of October 29, 2011, we had outstanding $3,772 in standby letters of credit and $33,889 in outstanding surety bonds.  Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation and installation of the equipment and to guarantee our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease office space for various sales and service locations throughout the world, including manufacturing space in the United States and China and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $1,683 and $1,739 for the six months ended October 29, 2011 and October 30, 2010, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 29, 2011:

Fiscal years ending	Amount
2012	$1,691
2013	2,634
2014	1,972
2015	1,601
2016	1,589
Thereafter	880
Total	$10,367

Purchase commitments:  From time to time, we commit to purchase inventory, advertising and various other products and services over periods that extend beyond a year.  As of October 29, 2011, we were obligated under $1,000 in conditional purchase commitments and were obligated under unconditional commitments through fiscal 2014 as follows:

Fiscal years ending	Amount
2012	$838
2013	2,314
2014	803
2015	11
Total	$3,966

Note 9.  Income Taxes

As of October 29, 2011, we had approximately $551 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at October 29, 2011 and April 30, 2011 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 29, 2011:
Cash and cash equivalents	$63,460	$-	$-	$63,460
Restricted cash	1,675	-	-	1,675
Available for sale securities:
Certificates of deposit	-	6,654	-	6,654
U.S. Treasury Bills	2,000	-	-	2,000
U.S. Government sponsored entities	-	13,601	-	13,601
Municipal Bonds	-	3,408	-	3,408
Derivatives - currency forward contracts	-	41	-	41
Total assets measured at fair value	$67,135	$23,704	$-	$90,839

Balance as of April 30, 2011:
Cash and cash equivalents	$54,308	$-	$-	$54,308
Restricted cash	1,546	-	-	1,546
Available for sale securities:
Certificates of deposit	-	4,913	-	4,913
U.S. Treasury Bills	1,999	-	-	1,999
U.S. Government sponsored entities	-	13,617	-	13,617
Municipal Bonds	-	2,414	-	2,414
Derivatives - currency forward contracts	-	(258)	-	(258)
Total assets measured at fair value	$57,853	$20,686	$-	$78,539

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

U.S Government sponsored entities. Consist of Fannie Mae and Federal Home Loan Bank investment grade debt securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations from a third party financial institution and is classified as Level 2.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations. Consist of investment grade municipal bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these bonds was measured based on valuations from a third party financial institution and is classified as Level 2.  The contractual maturities of these investments vary from two to three years.

Derivatives – currency forward contracts. Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations from a third party bank is classified as Level 2.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not enter into any material business combinations during the first six months of fiscal 2012 or in fiscal 2011.  No material impairments of our long-lived assets were recognized during the first six months of fiscal 2012 or in fiscal 2011.

Note 11.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of October 29, 2011 and April 30, 2011, our available-for-sale securities consisted of the following:

	Cost	Fair Value	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of October 29, 2011
Certificates of deposit	$6,654	$6,654	$6,654	$-	$-
U.S. Treasury bills	2,000	2,000	2,000	-	-
U.S. Government sponsored entities	13,539	13,601	13,601	62	-
Municipal bonds	3,394	3,408	3,408	14	-
Total	$25,587	$25,663	$25,663	$76	$-

Balance as of April 30, 2011
Certificates of deposit	$4,913	$4,913	$4,913	$-	$-
U.S. Treasury bills	1,998	1,999	1,999	1	-
U.S. Government sponsored entities	13,598	13,617	13,617	19	-
Municipal bonds	2,412	2,414	2,414	2	-
Total	$22,921	$22,943	$22,943	$22	$-

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 29, 2011 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$5,420	$1,234	$6,654
U.S. Treasury bills	2,000	-	2,000
U.S. Government sponsored agencies	5,036	8,565	13,601
Municipal obligations	258	3,150	3,408
	$12,714	$12,949	$25,663

Note 12.  Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,211 and $2,548 at October 29, 2011 and April 30, 2011, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present values of long-term contract and lease receivables, including accrued interest and current maturities, were $19,975 and $18,901 as of October 29, 2011 and April 30, 2011, respectively.  Contract and lease receivables bearing annual interest rates of 6.0% to 12.0% are due in varying annual installments through July 2020.  The face amount of long-term receivables was $24,451 and $22,807 as of October 29, 2011 and April 30, 2011, respectively.  Included in accounts receivable as of October 29, 2011 and April 30, 2011 was $298 and $31, respectively of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 13.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in shareholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the statement of operations in the period the derivative contract is settled.  As of October 29, 2011 and April 30, 2011, we had not designated any of our derivative instruments as hedges, and, therefore  recorded the changes in fair value in the other income/expense.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at October 29, 2011 and April 30, 2011 were as follows:

	October 29,		April 30,
	2011		2011
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	-	-	1,302	1,320
U.S. Dollars/Polish Zloty	329	1,025	803	2,390
U.S. Dollars/Singapore Dollar	731	927	-	-

As of October 29, 2011, the fair value of foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented other assets of $41 and, as of April 30, 2011 represented liabilities of approximately $258.  Changes in the fair value of the foreign currency exchange contracts are reflected in other income.

Note 14.  Subsequent Event

On December 1, 2011, our Board declared a semi-annual dividend payment of $0.11 per share and a special dividend of $0.40 per share on our common stock to holders of record of our common stock on December 8, 2011.

On November 15, 2011 we amended our bank facilities. The $35,000 bank facility was amended to extend its maturity date one year to November 15, 2012 and to remove the restriction on dividends. The $10,000 bank facility was amended to extend its maturity date to November 15, 2012, to remove the restrictions on dividends and to increase the facility to $20,000.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our primary five segments consist of four domestic segments and one International segment.  The four domestic segments consist of Live Events, Commercial, Schools and Theatres, and Transportation.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by items included in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,		October 30,
	2011	2010	2011		2010

Net sales	100.0%	100.0%	100.0%		100.0%
Cost of goods sold	76.8%	74.1%	76.1%		73.9%
Gross profit	23.2%	25.9%	23.9%		26.1%
Total operating expenses	18.8%	18.0%	19.6%		19.9%
Operating income	4.4%	7.9%	4.3%		6.2%
Interest income (expense), net	0.3%	0.3%	0.3%		0.4%
Other income (expense), net	0.0%	0.1%	(0.1	) %	0.1%
Income before income taxes	4.7%	8.3%	4.5%		6.7%
Income tax expense	1.7%	2.8%	1.7%		2.5%
Net income	3.0%	5.5%	2.8%		4.2%

NET SALES

The following table sets forth net sales and orders by business unit for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	October 29,		October 30,	October 29,		October 30,
	2011		2010	2011		2010
Net Sales:	Amount	Percent Change	Amount	Amount	Percent Change	Amount
Commercial	$43,704	37.1%	$31,879	$76,407	38.9%	$55,010
Live Events	46,664	6.0	44,025	85,181	0.6	84,708
Schools & Theatres	17,239	(19.3)	21,351	35,721	(6.0)	37,999
Transportation	12,439	8.3	11,482	23,939	25.8	19,028
International	15,864	(12.7)	18,182	33,359	8.7	30,676
	$135,910	7.1%	$126,919	$254,607	12.0%	$227,421

Orders:
Commercial	$33,358	30.0%	$25,666	$80,599	37.3%	$58,712
Live Events	44,488	65.6	26,864	83,823	31.0	64,000
Schools & Theatres	13,475	(4.0)	14,030	31,648	(11.1)	35,602
Transportation	12,342	31.2	9,408	28,016	33.2	21,036
International	14,132	(46.1)	26,211	33,899	(14.6)	39,691
	$117,795	15.3%	$102,179	$257,985	17.8%	$219,041

Commercial Business Unit. The Commercial business unit is comprised of the reseller and key accounts business, which includes primarily our Galaxy®, Fuelight™ and GalaxyPro® displays and large custom contracts for commercial facilities, and the outdoor advertising business, which is primarily sales of our digital billboard technology to outdoor advertising companies.

For the second quarter of fiscal 2012 and for the first half of fiscal 2012, net sales in the outdoor advertising business were up 201% and 170%, respectively, when compared to the same period one year ago.  Net sales and orders for the first six months of fiscal 2012 were $28.1 million and $28.0 million, respectively. Orders in the outdoor advertising business were up approximately 104% and 80% for the second quarter and year to date in fiscal 2012 as compared to the same period one year ago.  During the second half of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for digital billboard deployments for calendar 2011, calling for an increase in digital billboard deployments beginning in the first calendar quarter of 2011.  These plans, in addition to the improving economy benefitting other outdoor advertising companies, have caused both orders and sales to rise.  We believe that our ability to maintain our market share with these customers and others has been driven, in part, by the industry’s acceptance of our Series 4000 digital billboard product.  Over the past few fiscal years, the average selling price of digital billboards has declined significantly.  As a result, although the unit sales may approximate the unit sales prior to the economic downturn, the total sales dollars will be significantly less.  It is important to note that the outdoor advertising business has a number of constraints in addition to the adverse economic conditions over the past few years, primarily the challenges of achieving adequate returns on investments on digital displays, which limit locations suitable for digital displays, and regulatory constraints, which limit where displays can be installed.  Furthermore, a large part of our business in this area is obtained from two customers, and therefore a loss of one of those customers could have an adverse impact on this portion of our business, although each customer is less that 5% of net sales in the first six months of fiscal 2011 and 2012.

For the second quarter of fiscal 2012 and for the first half of fiscal 2012, net sales in the reseller portion of the Commercial business unit were up 9% and 13%, respectively, when compared to the same periods one year ago.  Orders in the reseller portion of the Commercial business unit were up approximately 6% and 20% for the second quarter and year to date in fiscal 2012 as compared to the same periods one year ago. Net sales and orders for the first six months of fiscal 2012 were $36.3 million and $39.8 million, respectively.  These increases in orders and net sales have resulted from increases in sales of both large video displays and our standard Galaxy® displays, which we attribute to better economic conditions as well as increasing interest in our new product technologies, including our GalaxyPro® and DVX video platforms.  This area of the business has also been helped by the introduction of our architectural lighting products, which we expect to help drive further sales.  The level of large custom contract orders and sales in this niche is subject to volatility as described in prior filings, and therefore orders could decline in future periods, although we continue to see a growing number of opportunities.  Furthermore, this business unit is sensitive to economic conditions, and the future performance of this business unit will vary based on these conditions.

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

There is seasonality in the outdoor advertising niche because the deployment of displays slows in the winter months in the northern United States, which results in the fluctuation of our net sales over the course of a fiscal year.

Live Events Business Unit. The increase in net sales for the Live Events business unit for both the second quarter and first six months of fiscal 2012 as compared to the same period in fiscal 2011 was primarily the result of the increase in orders booked in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.  The increase in orders resulted from the increasing level of opportunities that have evolved in the business as a result of the lowering cost of video systems and our sense that the market is expanding as a result.  We believe that this can drive growth in this business unit in the future.

In fiscal 2011, as explained in prior filings, orders and net sales were adversely impacted by economic conditions.  Although it appears that those economic conditions improved during the first six months of fiscal 2012 as compared to the same period of fiscal 2011, we believe that the labor situations in the National Football League (“NFL”) and the National Basketball Association (“NBA”) adversely impacted net sales and orders in the first six months of fiscal 2012.  Net sales for existing facilities in these two areas declined 87% in fiscal 2012 as compared to the first quarter of fiscal 2011.  The NFL labor situation has been resolved.  However, we expect that until labor issues are resolved in the NBA, net sales and orders could continue be adversely impacted. In addition, the current labor agreement in the National Hockey League expires in calendar 2012 and the failure to reach agreement on a new agreement could adversely impact net sales in fiscal 2013.

Beginning in the fourth quarter of fiscal 2009, we began to see more significant competitive pressure in the Live Events marketplace.  We believe that this pressure continues to hurt gross profit margins.  We also believe that there are still some economic pressures that are adversely impacting orders and net sales. These competitive factors and general economic conditions also make it difficult to forecast orders and net sales in the Live Events business unit for the rest of fiscal 2012.  Furthermore, although on a year to date basis orders have increased significantly, we believe that the volume of orders in the rest of the fiscal year related to professional baseball facilities will decline compared to fiscal 2011 and, as a result, we believe that the current percentage increase in orders on a fiscal year to date basis will decline in the second half of the fiscal year.

Although our Live Events business is typically resistant to economic conditions, the severity of the current economic environment has negatively impacted this business.  There have been transactions which have been delayed due to economic conditions or labor issues, as described herein or in prior filings,  has also had a significant negative impact on this business.  However, we expect to see sales growth in Live Events over the long term, assuming that the economy improves and we are successful at counteracting competitive pressures.

Our expectations regarding additional growth over the long term in large sports venues is due to a number of factors, including facilities tending to spend more on larger display systems; lower product costs, which are driving an expansion of  the marketplace; our product and services offerings, which remain the most integrated and comprehensive offerings in the industry; and our field sales and service network, which is important to support our customers.  In addition, we benefit from the competitive nature of sports teams, which strive to out-perform their competitors with display systems.  This impact has been and is expected to continue to be a driving force in increasing transaction sizes in new construction and major renovations.  Growth in the large sports venues is also driven by the desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.  These increases, however, have been partially offset by the decline in product selling prices.  We also believe that the effects of an adverse economy are generally less on our sports related business as compared to our other businesses, as evidenced by periods of poor economic downturns that occurred prior to calendar year 2008.  We believe that the adverse economic conditions that have existed over the last couple of years were deep enough to adversely impact our sports business in a significant way.  Net sales in our sports marketing and mobile and modular portion of this market were approximately 1% of total net sales for the second quarter and first six months of fiscal 2012 and fiscal 2011, and thus were not material.

Schools and Theatres Business Unit.  The decrease in net sales and orders in the Schools and Theatres business unit in the second quarter and first six months of fiscal 2012 compared to the same periods in fiscal 2011 is due to the economic pressures on schools, which we believe inhibits spending in spite of the revenue generation abilities of these display systems for schools.  We believe that this could lead to lower overall net sales in the Schools and Theatres business unit for all of fiscal 2012 as compared to fiscal 2011.  A positive aspect that could drive different results is the increase in opportunities for larger video systems, primarily in high school facilities which benefit from our sports marketing services that generate the advertising revenue to fund the display systems.  Net sales for the hoist portion of this business unit decreased in the second quarter and first six months of fiscal 2012 as compared to the same period one year ago.  For the long term, we believe that this business unit presents growth opportunities once the economy improves.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for both the second quarter and first six months of fiscal 2012 as compared to the same periods one year ago was generally due to greater throughput in manufacturing, allowing us to work down the backlog at a faster rate than we were able to in the prior fiscal year and due to the increase in orders.  The increase in orders over the same periods is generally due to the inherent volatility of order bookings when looking at it over a short time horizon. The Transportation business unit is dependent on government spending, primarily federal government spending.  Furthermore, to the extent that the federal government commits to the spending, it takes an extended period of time for that spending to be allocated to projects for electronic displays.  Therefore, changes in government spending levels impact our business well after the spending levels change.  The U.S. Congress is expected to pass legislation to address future transportation spending; however, the outcome of any legislation is unknown at this time but could impact orders and net sales in the future.  We believe that overall growth in this business unit in the past was the result of federal government stimulus money and prior federal legislation that provided for increased spending on transportation projects and to us gaining market share.  Based on the uncertainty of federal spending levels, it is difficult to estimate how orders and net sales will turn out for fiscal 2012.

Similar to other business units, it appears that the competitive environment has become more intense in the Transportation business unit as a limited number of competitors have become more aggressive in pricing.  Although we expect that this pricing pressure is not sustainable, it is likely to have an adverse impact on our net sales and gross profit margins until it eases.

International Business Unit.  Net sales in the International business unit are impacted generally by the timing and magnitude of orders booked and the expected delivery expectations.  During the second quarter of fiscal 2011, we had booked a large order in excess of $10 million for a new arena in Mexico.  This had a significant impact on orders for both the second quarter of fiscal 2011 and the first half of fiscal 2011 as compared to the same periods in fiscal 2012.  Since orders in the International business unit generally involved complex contract negotiating, contain more complicated issues compared to a U.S. order perspective, and are generally larger orders, there is more volatility in International order bookings on a quarter to quarter basis.

Overall, we have made considerable investments in growing our business internationally, where we do not have the same market share as we do domestically.  This investment has allowed us to leverage our internationally known brand and capture business we were not previously effective at winning since we were not local to the customer.  We also believe that improvements in the economy have improved order volumes.  We expect that we will continue to see growth in the International business unit over the long-term as a result.

As stated in prior filings, in the second half of fiscal 2009, we began to see more competitive pressures in this area similar to the competitive pressures described above in the Live Events market because the competitors tend to overlap.   We expect this challenging competitive environment to continue.

Advertising Revenues.  We occasionally sell products in exchange for the advertising revenues generated from use of the products.  These sales represented less than 1% for the first six months and for the second quarter of fiscal 2012 and fiscal 2011.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog.  The product order backlog as of October 29, 2011 was approximately $136 million as compared to $121 million as of October 30, 2010 and $154 million at the end of the first quarter of fiscal 2012.  Historically, our backlog varies due to the timing of large orders.  The backlog increased from one year ago in all of our business units, with the exception of Schools and Theaters, which declined.  Backlog varies significantly quarter-to-quarter due to the effects of large orders, and significant variations can be expected, as explained previously.  Backlog also varies significantly due to customer delivery expectations.  In addition, our backlog is not necessarily indicative of future sales or net income.

GROSS PROFIT

The following table sets forth gross profit for each of our five business units for the periods indicated (dollars in thousands):

Three Months Ended
October 29,				October 30,
2011				2010
Gross Profit		Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$10,964	35.8%	25.1%	$8,075	25.3%
Live Events	9,200	(5.4)	19.7	9,728	22.1
Schools & Theatres	4,191	(30.9)	24.3	6,065	28.4
Transportation	3,717	(1.0)	29.9	3,755	32.7
International	3,398	(34.6)	21.4	5,194	28.6
	$31,470	(4.1)%	23.2%	$32,817	25.9%

Six Months Ended
October 29,				October 30,
2011				2010
Gross Profit		Percent Change	As a Percent of Net Sales	Gross Profit	As a Percent of Net Sales
Commercial	$18,944	43.8%	24.8%	$13,177	24.0%
Live Events	15,691	(13.9)	18.4	18,219	21.5
Schools & Theatres	10,067	(13.2)	28.2	11,604	30.5
Transportation	7,828	26.8	32.7	6,172	32.4
International	8,446	(17.5)	25.3	10,232	33.4
	$60,976	2.6%	23.9%	$59,404	26.1%

For the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, the decrease in gross profit as a percent of sales is the result of a 1.8 percentage point decrease in gross profit on product sales, primarily large contract sales, and a reduction of approximately two percentage points in our services related business.  These decreases were offset by a reduction in warranty expense which added 1.2 percentage points.  Included in gross profit on product sales is approximately $0.6 million related to the settlement of a claim from a customer, approximately $0.3 million in inventory write-downs, and approximately $0.3 million related to a contract which incurred significantly higher costs in order to conform to regulatory requirements in the country of installation, which was unforeseen at the time of sale.

For the first six months of fiscal 2012 as compared to the same period one year ago, the decline in gross profit is the result of a 1.5 percentage point decrease due to a lower gross profit on product sales, primarily large contract sales, and a reduction of approximately two percentage points due to higher costs in our services related business.  These decreases were offset by a reduction in warranty expense which increased gross profit percentage by approximately 1.0%.

For the changes in both the quarter and the first six months, the decline in large contract gross profit percentage was primarily due to the competitive factors described above and the items previously mentioned.  For the second quarters of fiscal 2012 and fiscal 2011, large contracts were approximately 64% and 62%, respectively, of net sales.  Warranty costs for the second quarter and the first six months of fiscal 2012 were approximately 3.3% and 2.8%, respectively, of net sales, compared to 4.9% and 3.8% for the same periods in fiscal 2011.  Partially offsetting these costs were lower manufacturing conversion costs which represents total labor and overhead cost of manufacturing, as a percentage of net sales, which declined by 0.3 and 0.9 percentage points for the second quarter and first six months of fiscal 2012 as compared to the same periods one year ago.

We have been challenged with higher than expected warranty costs, by competitive factors as noted above, and by added costs of our services infrastructure as we deploy and reengineer systems and processes. During fiscal 2009, in order to reduce warranty costs and to address competitive factors, we began expending significant effort on developing our new outdoor DVX technology and then, in 2011, our new indoor DVN technology, which are common module platforms that over time will replace the different and unique modules for each of our display resolutions and types.  Part of this development also involves the markets’ increasing interest in higher resolution outdoor displays which require surface mount technology as opposed to the traditional through-hole technology.

The DVX and DVN technologies decrease the cost of displays significantly and supply the market with higher resolution products.  We have also invested significant resources in quality initiatives and reliability equipment to test new designs.  We believe that this technology and investment in quality initiatives will drive down warranty costs over the long term and make our products more competitive, both of which are intended to increase gross profit percentages and drive higher sales.

One of the challenges that occurred with the downturn of our business during fiscal 2009 was the higher percentage of fixed costs in manufacturing relative to net sales.  Since the downturn, we have been lowering that percentage through cost reduction, lean initiatives and higher sales and expect to continue lowering it, adding to the gross profit percentages.  Total manufacturing conversion costs for the second quarter of fiscal 2012 and fiscal 2011 were approximately $17.0 million and $16.3 million, respectively. For the first six months of fiscal 2012, total manufacturing conversion costs were approximately $33.8 million as compared to $32.3 million for the same period last year.

Within the Commercial business unit, the gross profit percent increased in the second quarter and first six months of fiscal 2012 as compared to the same periods one year ago as a result of lower margin percents in the large contract portion of the business, which was more than offset by better warranty performance.  The improvement in warranty expense in the second quarter and the first six months of fiscal 2012 as compared to the same periods one year ago resulted in an improvement of 4.3 and 2.4 percentage points respectively.  This decrease resulted from some unusually higher costs in fiscal 2011, as explained in prior filings.  Furthermore, we have benefitted from the increase in production, primarily in our billboard plant, which has added approximately 3 percentage points to our gross profit.    Offsetting this improvement is a decrease in gross profit percentages, primarily on large video system contracts and increased costs of our services area.

Gross profit percentages decreased in the Live Events business unit for the second quarter and first six months of fiscal 2012 as compared to the same periods one year ago due to higher services costs, which lowered the gross profit percentage by approximately two percentage points for both periods.  The gross profit on large contracts, which accounts for approximately 60% of net sales in the Live Events business unit, improved slightly in both comparable periods of fiscal 2012 as compared to fiscal 2011, although the percentage improvement was minor.  Based on our current backlog and competitive factors, we do not expect to see any increase in gross profit percentages on a sequential basis; however, gross margins in the large contract business vary to a large degree and are difficult to forecast.

The decrease in gross profit percents in the Schools and Theatres business unit for the second quarter and first six months of fiscal 2012 as compared to the same periods one year ago was due primarily to the higher costs of services which caused gross profit percentages to decrease by 2.5 and 2.0 percentage points over the prior year’s periods.  For the second quarter of fiscal 2012 as compared to the same period one year ago, the gross profit percentage on equipment orders also declined in the high school segment. For the first six month the gross profit percentage increased on equipment orders.

The change in the gross profit percentages in our Transportation business unit increased for the second quarter and first six months of fiscal 2012 compared to the same periods one year ago as a result of the inherent volatility of gross profit percents that arise in the course of our business.

Historically, the gross profit percentages in the International business unit should approximate the gross profit percentages that we experience in our domestic large video contract business, subject to some differences in local markets.  Historically, our gross profit percentages in the International business have generally been higher as a result of the focus on more profitable contracts as we had limited penetration.  The declines in gross profit percentage in the International business unit is reflecting our deeper penetration, but also our success with larger international customers where the gross margins are typically lower due to the customers deeper knowledge and the more intense competition.  In prior quarters we have stated that the gross margin levels were not sustainable as a result of these factors, and we are starting to see some of this as our sales and penetration increases.

It is difficult to project gross profit levels for the rest of fiscal 2012 because of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.

OPERATING EXPENSES

The following sets forth our operating expenses for the periods indicated (dollars in thousands):

	Three Months Ended
	October 29,			October 30,
	2011			2010
	Operating expense	Percent Change	As a Percent of Sales	Operating expense	As a Percent of Sales
Selling expense	$12,926	2.6%	9.5%	$12,600	9.9%
General and administrative	6,972	24.0	5.1	5,624	4.4
Product design and development	5,636	23.6	4.1	4,561	3.6
	$25,534	12.1%	18.8%	$22,785	18.0%

	Six Months Ended
	October 29,			October 30,
	2011			2010
	Operating expense	Percent Change	As a Percent of Sales	Operating expense	As a Percent of Sales
Selling expense	$25,135	0.8%	9.9%	$24,936	11.0%
General and administrative	13,436	19.8	5.3	11,212	4.9
Product design and development	11,353	24.6	4.5	9,114	4.0
	$49,924	10.3%	19.6%	$45,262	19.9%

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

The increase in selling expense for the second quarter of fiscal 2012 as compared to the same period in fiscal 2011 was due to $0.6 million increase in personnel costs, including taxes and benefits, a $0.2 million increase in travel and entertainment costs, and an increase of $0.1 million of various other expenses, which was partially offset by a decrease of $0.5 million in payments to third party sales representatives and a decrease of $0.1 million of bad debts expense.  The increase in personnel costs is a result of an increase in employee count.  The increase in travel is a result of the higher level of sales opportunities for the quarter. The decrease in payments to third party sales representatives was a result of the reduction of sales made by the third party sales representatives.  The decrease in bad debt expense is due to the inherent volatility of bad debt expense that we experience.

On a year to date basis, selling expense in fiscal 2012 increased $0.2 million from fiscal 2011.  The increase was due to a $0.9 million increase in personnel costs, including taxes and benefits, an increase of $0.5 million in travel and entertainment costs, and an increase of $0.2 million in building occupancy costs, offset by a decrease in payments to third party sales representatives of $0.7 million, a decrease of $0.4 million of depreciation expenses and a decrease of $0.3 million in bad debt expenses.  The increase in personnel costs is a result of an increase primarily in our International and Commercial business units to support the growth in orders.  The increase in travel is a result of the higher level of orders for the quarter. The decrease in payments to third party sales representatives was a result of the reduction of sales made by the third party sales representatives.  Payments to third party sales representatives are unpredictable and are based on the mix of sales sold on a commission basis by third parties.  The decrease in bad debt expense is due to the inherent volatility of bad debt expense that we experience.  The decrease in depreciation costs is a reflection of reduced capital expenditures for the last couple of years, which was a key component of our cost reduction strategy.

General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations fees, facilities and equipment-related costs for administration departments, amortization of intangibles, and supplies.

General and administrative expenses increased in the second quarter of fiscal 2012 over the same period in fiscal 2011 due to increases in professional fees of $0.5 million; an increase in personnel costs, including taxes and benefits, of approximately $0.5 million; and a net increase for various other expenses of approximately $0.3 million.  For the first six months of fiscal 2012 as compared to the first six months of fiscal 2011, the increase was due to increases in professional fees of $1.0 million; an increase in personnel costs, including taxes and benefits, of approximately $0.6 million; and a net increase for various other expenses of approximately $0.6 million.  The increase in professional fees is a result of litigation costs and international expansion initiatives, some of which were one-time costs and are expected to decline in future quarters and higher costs of information systems consulting fees.  The increase in personnel costs is the result of an increase in employee count, primarily related to personnel to support further hiring in other areas of the company and in accounting and legal to support international development.

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

For the second quarter of fiscal 2012 as compared to the same period one year ago, our personnel costs, including taxes and benefits, increased by approximately $0.9  million, offset by a $0.4 million decrease in other expenses. In addition, material costs related to product development increased by $0.6 million in the second quarter of fiscal 2012 compared to the same period of fiscal 2011 as a result of increasing importance placed on prototyping new products and the increase in new product introductions.  For the first six months of fiscal 2012 as compared to the same period one year ago, our personnel costs, including taxes and benefits, increased by approximately $1.7 million and other expenses decreased $0.6 million. In addition, material costs related to product development increased by $1.1 million.

CONTRIBUTION MARGIN BY SEGMENT

The following table sets forth contribution margin, defined as gross profit less selling expenses, by segment (dollars in thousands):

	Three Months Ended				Six Months Ended
	October 29,			October 30,	October 29,		October 30,
	2011			2010	2011		2010
Contribution Margin	Amount	Percent change		Amount	Amount	Percent change	Amount
Commercial	$7,449	53.2%		$4,861	$11,986	75.0%	$6,849
Live Events	6,021	(4.0)		6,270	9,429	(16.9)	11,346
Schools & Theatres	1,409	(59.5)		3,482	4,809	(26.1)	6,510
Transportation	2,795	(4.8)		2,937	6,140	37.2	4,476
International	869	(67.4)		2,666	3,477	(34.2)	5,287
	$18,543	(8.3	) %	$20,216	$35,841	4.0%	$34,468

Contribution margin by segment is equal to gross profit less selling costs, which includes allocations of various expenses on a discretionary basis that may not be indicative of the segment’s actual performance on a stand-alone basis.  Therefore, we caution reaching conclusions as to performance based on these disclosures, which are required under generally accepted accounting principles.  All of our business units’ results were impacted as a result of the changes in sales and gross profit, as previously described.  The remainder of the changes for both the second quarter and first six months of fiscal 2012 compared to the same period one year ago resulted from changes in selling expense.

In the Commercial business unit, selling expenses increased approximately 9.4% and 9.9% for the second quarter and first six months of fiscal 2012 compared to the same periods one year ago.  The increase for the quarter was the result of a $0.2 million increase in personnel costs, including taxes and benefits, and a $0.1 million increase in travel and entertainment costs.  These increases are a result of the increase in orders as explained previously.  The increase for the first six months of fiscal 2012 was a result of $0.4 million of personnel costs, including taxes and benefits and $0.3 million increase in travel and entertainment costs.

In the Live Events business unit, selling expenses declined by 8.1% and 8.9% for the first six months and the second quarter of fiscal 2012 compared to the same periods in fiscal 2011.  The decline for the quarter was the result of a $0.1 million decrease in marketing and convention expenses, bad debt expenses, and other expenses, offset by an increase of $0.1 million in personnel costs, including taxes and benefits.  The decline in the first six months of fiscal 2012 was a result of a decline in $0.2 million in personnel costs, including taxes and benefits, and $0.6 million decrease in various other expenses.

Selling expenses for the Schools and Theatres business unit increased by 7.7% and 3.2% for the second quarter and first six months of fiscal 2012, respectively, compared to the same periods in fiscal 2011.  The increase for the quarter was due to an increase in bad debt write-offs and personnel costs, including taxes and benefits.

In the Transportation business unit, selling expenses increased 12.8% for the second quarter of fiscal 2012 and were flat for the first six months of fiscal 2012, compared to the same periods one year ago.  The increase for the second quarter was the result of increases in personnel costs, including taxes and benefits.

In the International business unit, selling expenses were flat for both the first six months and the second quarter of fiscal 2012 as compared to the first quarter and six months of fiscal 2011, although there were increases in payroll costs, net of taxes and benefits, and various other expenses which were offset by decreases in commissions and fees to third parties.

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

Interest income increased slightly for both the second quarter and first six months of fiscal 2012 as compared to the same periods in fiscal 2011.  We expect that the amount of interest income will increase through the rest of fiscal 2012 due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments, although due to the volatility of working capital needs and changes in investing and financing activities, this expectation could prove to be incorrect.

Interest expense increased to $0.1 million and $0.2 million for the second quarter and first six months of fiscal 2012, respectively, as compared to same periods in fiscal 2011 as a result of borrowings in China to support for the needs of the expanding business there and the impact of currency controls, which limit our transfers of investment capital from the U.S. to fund operations there.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2012.

OTHER (EXPENSE) INCOME, NET

Other (expense) income for the second quarter of fiscal 2012 was ($0.1) million as compared to a gain of $0.2 million for the second quarter of fiscal 2011. For the first six months of fiscal 2012, we recognized a loss of ($0.2) million compared to a gain of $0.3 million for the same period in fiscal 2011. The decrease in the second quarter of fiscal 2012 as compared to the same period one year ago was due mainly to increased foreign currency losses and various other non-operating gains which decreased from one year ago.

In addition, as a result of the decrease in the value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries in the first six months of 2012 compared to the same period in fiscal 2011.

INCOME TAX EXPENSE

Income taxes were approximately $2.3 million in the second quarter of fiscal 2012 and $3.5 million for the second quarter of fiscal 2011.  For the first six months of fiscal 2012, income taxes were $4.3 million as compared to $5.7 million for the first six months of fiscal 2011.  The effective rate for the second quarter of fiscal 2012 was approximately 37.1% as compared to 33.5% for the second quarter of fiscal 2011.  The effective rate for the first six months of fiscal 2012 was approximately 37.0% as compared to 37.7% for the first six months of fiscal 2011.

Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.  In comparing the second quarter and first six months of fiscal 2012 to the same periods in fiscal 2011, changes in the effective rate are the result of this mix and the impact that permanent adjustments to taxable income have as a percent of taxable income.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities as different taxing jurisdictions have different statute of limitations. The United States Internal Revenue Service (IRS) is currently in the process of examining our U.S. federal tax returns for fiscal years 2009 and 2010.  In addition, as a result of a move of our main facility to a different local taxing jurisdiction within China, which occurred in a prior fiscal year, we are required to undergo a tax review to get tax clearance from the previous local taxing jurisdiction since the entity was formed in calendar year 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $135.6 million at October 29, 2011 and $128.2 million at April 30, 2011.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash provided by operations for the first six months of fiscal 2012 was $21.5 million.  Net income of $7.0 million plus $4.0 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $9.1 million and $1.7 million of stock-based compensation, offset by $0.3 million of provision for doubtful accounts, generated most of the cash provided by operations.

The most significant drivers of the change in net operating assets which generated cash from operations were increases in accounts payable and customer deposits and decreases in accounts receivables and income tax receivables.  These items were offset by increases in inventories, costs and estimated earnings in excess of billings and long term receivables and decreases in accrued expenses and warranty obligations and billings in excess of costs and estimated earnings.  The decrease in income tax receivables was due to refunds received in connection with net operating loss carry backs that originated in fiscal 2010.  The increase in inventories was related to the higher levels needed to support more short delivery projects and the transition to new products.  Days sales outstanding declined from 54 days as of April 30, 2011 to 46 days as of October 29, 2011.  This change results from the natural volatility that can occur with large projects and the timing of customer payments. Days inventory outstanding increased from 42 days as of April 30, 2011 to 53 days as of October 29, 2011.   These values fluctuate due to the current mix of business and the timing on orders, primarily large contract orders.  Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term.  As a result of various initiatives underway, including changes in manufacturing, purchasing, collections and payment processes, we expect to continue improving our cash flow relative to sales and costs of goods sold from operating activities.

Cash used by investing activities of $8.9 million for the first six months of fiscal 2012 included $7.7 million for purchases of marketable securities and $6.2 million for purchases of property and equipment, which was offset by $5.0 million in proceeds from sales and maturities of marketable securities.  During the first six months of fiscal 2012, we invested approximately $2.3 million in manufacturing equipment, $1.5 million in product demonstration equipment, $1.9 million in information systems infrastructure, including software, and $0.4 million in other assets.  These investments were generally for maintenance in the case of information systems, in manufacturing related to the expansion of capability in China and in improving flexibility in the plants as it relates to new products.  As of the end of the second quarter of fiscal 2012, capital expenditures were 2.4% of net sales.  For the remainder of fiscal 2012, our capital expenditures are expected to be closer to 4% of net sales as we expand our manufacturing capabilities in China and enhance our internal systems and operations within and outside of manufacturing.

Cash used by financing activities of $3.5 million for the second quarter of fiscal 2012 consisted of the dividends paid to shareholders of $4.6 million on June 24, 2011 that were partially offset by $0.3 million of proceeds from the exercise of stock options and $0.8 million of net borrowings on notes payable. The increase in notes payable relate to loans in our Chinese subsidiary to fund expansion that were put in place to more effectively deal with currency restrictions imposed on moving currency in and out of the country.

Included in receivables as of October 29, 2011 was approximately $3.3 million of retainage on long-term contracts, all of which is expected to be collected within one year.

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

Our product development activities during the second quarter of fiscal 2012 included the enhancement of existing products and the development of new products from existing technologies.  Product design and development expenses were $5.6 million for the second quarter of fiscal 2012 as compared to $4.6 million for the second quarter of fiscal 2011.  We expect to incur expenditures at a higher rate than our long-term targeted level of 4.0% of net sales throughout the rest of fiscal 2012 to develop new display products and solutions that will offer higher resolution and more cost-effective and energy-efficient displays, as well as to complement the services and solutions that are provided with the displays.  We also intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2011, is due on November 15, 2012. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at October 29, 2011.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of October 29, 2011, there were no advances under the line of credit.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

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

We have an additional credit agreement with another U.S. bank that also was amended on November 15, 2011 that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $20.0 million line of credit and includes facilities to issue up to $20.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured the credit facility that we entered into in China with a Chinese affiliate of the U.S. bank.  It is also expected to secure another facility in Europe to be used to issue credit enhancements as required under our contracts with our customers.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of October 29, 2011, there was $2.6 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as of October 29, 2011 and April 30, 2011, and expect to be in compliance with all applicable covenants at the end of fiscal 2012.  The minimum fixed charge coverage ratio as of October 29, 2011 was 135-to-1, and the ratio of interest-bearing debt to EBITDA as of October 29, 2011 was approximately 0.08-to-1.

On June 2, 2011, our Board declared an annual dividend payment of $0.11 per share on our common stock for the fiscal year ended April 30, 2011, which was paid on June 24, 2011.

On December 1, 2011, our Board declared a semi-annual dividend payment of $0.11 per share on our common stock and a special dividend of $0.40 per share on our common stock.  The dividend will be paid on December 22, 2011.  Although we intend to pay regular semi-annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At October 29, 2011, we had approximately $33.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through October 29, 2011, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the first quarter of fiscal 2012, net sales originating outside the United States were approximately 15% of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars, Australia dollars or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, their operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables.  We maintain a blend of both fixed and floating rate debt instruments.  As of October 29, 2011, our outstanding debt was $3.1 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of October 29, 2011.  As of October 29, 2011, our outstanding marketing obligations were $1.0 million, substantially all of which were in fixed rate obligations.  For fixed-rate debt, interest rate changes affect our fair market value but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of October 29, 2011, our outstanding long-term receivables were approximately $20.0 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (dollars in thousands)
	2012	2013	2014	2015	2016	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$2,901	$4,945	$3,339	$3,027	$2,402	$3,361
Average interest rate	8.0%	7.9%	8.0%	8.0%	7.8%	8.2%
Liabilities:
Long- and short-term debt
Fixed-rate	$3,140	$-	$-	$-	$-	$-
Average interest rate	6.4%	-	-	-	-	-
Long-term marketing obligations, including current portion
Fixed-rate	$62	$364	$275	$121	$66	$-
Average interest rate	7.7%	8.8%	9.0%	8.9%	9.0%	-

Approximately $59.0 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 29, 2011, which is the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 29, 2011, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 29, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1) Filed herewith electronically.
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

The following exhibits are incorporated by reference into this Quarterly Report on Form 10-Q:

10.1
Tenth Amendment to Loan Agreement dated November 15, 2011 by and between the Company and U.S. Bank National Association (the “Bank”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011 (the “Form 8-K”)).

10.2	Renewal Revolving Note dated November 15, 2011 issued by the Company to the Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K).
10.3 Loan Agreement dated December 23, 2010 by and between Bank of America (“BoA”) and the Company (incorporated by reference to Exhibit 10.3 to the Form 8-K).
10.4 First Amendment to Loan Agreement dated February 1, 2011 by and between BoA and the Company (incorporated by reference to Exhibit 10.4 to the Form 8-K).
10.5 Second Amendment to Loan Agreement dated November 15, 2011 by and between BoA and the Company (incorporated by reference to Exhibit 10.5 to the Form 8-K).
10.6 Revolving Note dated November 15, 2011 issued by the Company to BoA (incorporated by reference to Exhibit 10.7 to the Form 8-K).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: December 2, 2011