Form 10-Q
period 2012-01-28
DAKTRONICS INC /SD/
filed 2012-03-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 28, 2012

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 27, 2012 was 41,892,570.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 28, 2012

Table of Contents

			Page

Part I. Financial Information
Item 1. Financial Statements
	Consolidated Balance Sheets as of January 28, 2012 and April 30, 2011		2
	Consolidated Statements of Operations for the Three and Nine Months Period
	Ended January 28, 2012 and January 29, 2011		4
	Consolidated Statements of Cash Flows for the Nine Months
	Ended January 28, 2012 and January 29, 2011		5
	Notes to the Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations			17
Item 3. Quantitative and Qualitative Disclosures About Market Risk			29
Item 4. Controls and Procedures			30

Part II. Other Information
Item 1. Legal Proceedings			31
Item 1A. Risk Factors			31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			31
Item 3. Defaults Upon Senior Securities			31
Item 4. Mine Safety Disclosures			31
Item 5. Other Information			31
Item 6. Exhibits			31

Signature			32

Exhibit Index:
Ex.	31.1
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
The following financial information from our Quarterly Report on Form 10-Q as of and for the quarter ended January 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 28,
	2012	April 30,
	(unaudited)	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,552	$54,308
Restricted cash	2,109	1,546
Marketable securities	19,916	22,943
Accounts receivable, net	53,925	61,778
Inventories	51,979	46,889
Costs and estimated earnings in excess of billings	34,557	24,193
Current maturities of long-term receivables	6,028	5,343
Prepaid expenses and other assets	6,155	6,312
Deferred income taxes	9,975	9,640
Income tax receivables	3,813	4,870
Total current assets	217,009	237,822

Advertising rights, net and other assets	1,155	1,383
Long-term receivables, less current maturities	12,952	13,558
Goodwill	3,327	3,384
Intangibles	1,466	1,654
Deferred income taxes	271	180
	19,171	20,159
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	56,079	55,457
Machinery and equipment	62,916	58,233
Office furniture and equipment	15,640	15,648
Computer software and hardware	41,162	37,754
Equipment held for rental	1,318	1,283
Demonstration equipment	9,060	8,086
Transportation equipment	4,014	3,688
	191,686	181,646
Less accumulated depreciation	122,664	111,780
	69,022	69,866
TOTAL ASSETS	$305,202	$327,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(in thousands, except share data)

	January 28,
	2012	April 30,
	(unaudited)	2011
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$3,180	$2,316
Accounts payable	31,951	29,223
Accrued expenses	17,917	21,748
Warranty obligations	14,095	14,474
Billings in excess of costs and estimated earnings	13,952	20,284
Customer deposits	9,849	11,288
Deferred revenue (billed or collected)	8,604	8,770
Current maturities of marketing obligations	369	273
Income tax payable	462	880
Deferred income taxes	450	406
Total current liabilities	100,829	109,662

Long-term warranty obligations	8,998	8,508
Long-term deferred revenue (billed or collected)	3,710	4,559
Other long-term obligations, less current maturities	1,270	2,010
Deferred income taxes	10	6
Total long-term liabilities	13,988	15,083
TOTAL LIABILITIES	114,817	124,745

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 41,910,036 and 41,606,070 shares issued at January 28, 2012 and April 30, 2011, respectively	34,515	32,670
Additional paid-in capital	23,564	21,149
Retained earnings	132,335	149,291
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(20)	1
TOTAL SHAREHOLDERS' EQUITY	190,385	203,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$305,202	$327,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales	$122,925	$99,868	$377,532	$327,289
Cost of goods sold	95,070	76,226	288,702	244,242
Gross profit	27,855	23,642	88,830	83,047

Operating expenses:
Selling expense	13,341	12,148	38,475	37,084
General and administrative	6,974	6,047	20,410	17,259
Product design and development	5,696	4,673	17,050	13,787
	26,011	22,868	75,935	68,130
Operating income	1,844	774	12,895	14,917

Nonoperating income (expense):
Interest income	434	544	1,326	1,382
Interest expense	(61)	(41)	(231)	(118)
Other (expense) income, net	(29)	557	(221)	818

Income before income taxes	2,188	1,834	13,769	16,999
Income tax expense	522	3	4,775	5,718
Net income	$1,666	$1,831	$8,994	$11,281

Weighted average shares outstanding:
Basic	41,916	41,534	41,811	41,341
Diluted	42,076	42,201	42,175	41,969

Earnings per share:
Basic	0.04	0.04	0.22	0.27
Diluted	$0.04	$0.04	$0.21	$0.27

Cash dividend paid per share	$0.51	$-	$0.62	$0.60

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 28,	January 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,994	$11,281
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	13,398	14,980
Amortization of premium/discount on marketable securities	140	-
Loss on sale of property and equipment	11	53
Stock-based compensation	2,474	2,595
Excess tax benefits from stock-based compensation	(30)	(106)
Equity in losses of affiliates	-	36
Provision for doubtful accounts	(125)	(10)
Deferred income taxes, net	(377)	2,172
Change in operating assets and liabilities	(16,092)	6,373
Net cash provided by operating activities	8,393	37,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,633)	(5,595)
Proceeds from sale of property and equipment	168	195
Purchases of marketable securities	(10,968)	(16,869)
Sales or maturities of marketable securities	13,925	-
Insurance recoveries on property and equipment	-	114
Other investing activities, net	-	2,095
Net cash used in investing activities	(9,508)	(20,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	782	-
Proceeds from exercise of stock options	431	1,223
Excess tax benefits from stock-based compensation	30	106
Principal payments on long-term obligations	-	(14)
Dividends paid	(25,950)	(24,794)
Net cash used in financing activities	(24,707)	(23,479)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	66	111
NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,756)	(6,054)

CASH AND CASH EQUIVALENTS:
Beginning of period	54,308	63,603
End of period	$28,552	$57,549

Cash payments for:
Interest	$184	$101
Income taxes, net of refunds	4,266	4,108

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	38	774
Purchase of property and equipment included in accounts payable	827	276

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

Reclassifications: Certain reclassifications were made to prior year amounts to conform to the current period presentation. We reclassified certain other assets from intangibles; computer software and hardware from office furniture and equipment; and accrued expenses from obligations for warranties. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Revenue Recognition

On May 1, 2011, we prospectively adopted the Accounting Standard Updates (ASU) 2009-13 Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, regarding revenue recognition for multiple deliverable arrangements and arrangements that include software elements. The update requires a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The residual method of revenue allocation is no longer permissible. Our adoption of ASU 2009-13 and ASU 2009-14 did not change our units of accounting for bundled arrangements, nor did it materially change how we allocate arrangement consideration to our various products and services. Accordingly, our adoption of ASU 2009-13 and ASU 2009-14 did not have a significant impact on our consolidated financial statements.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Accounting Standards Codification (ASC) 605-25, Revenue Arrangements with Multiple Deliverables, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer and if we have given the customer a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

We generally determine if objective and reliable evidence of selling prices for each of the items included in a multiple-element arrangement exists based on whether we have vendor-specific objective evidence of the price for which we sell an item on a standalone basis.  If we do not have vendor-specific objective evidence for the item, we will use the price charged by a competitor selling a comparable product or service on a standalone basis to similarly situated customers, if available.  If neither vendor-specific objective evidence nor third party evidence is available, we use our best estimate of the selling price for that deliverable.

All other revenue recognition accounting policies are explained in note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other.  ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires any impairment to be recorded upon adoption as an adjustment to our beginning retained earnings. The adoption of this update on May 1, 2011 did not have an impact on our consolidated financial statements, as we do not have any reporting units with zero or negative carrying amounts.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which is an update to ASC 220, Comprehensive Income.  ASU 2011-05 requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  In addition, ASU 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and interim periods thereafter.  On December 23, 2011, the FASB issued ASU 2011-12, which deferred the effective date for the changes that related to the presentation of reclassification adjustments and their presentation in the financial statements until further notice.  As this update impacts presentation only, its adoption will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. This new standard will be effective for us beginning in fiscal 2013. There will be no impact to the consolidated financial statement presentation, as ASU 2011-08 impacts the analysis to be performed only if needed.

Note 2. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in our earnings.

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 28, 2012 and January 29, 2011:

	Net income	Shares	Earnings Per Share
For the three months ended January 28, 2012:
Basic earnings per share	$1,666	41,916	$0.04
Dilution associated with stock compensation plans	-	160	-
Diluted earnings per share	$1,666	42,076	$0.04

For the three months ended January 29, 2011:
Basic earnings per share	$1,831	41,534	$0.04
Dilution associated with stock compensation plans	-	667	-
Diluted earnings per share	$1,831	42,201	$0.04

For the nine months ended January 28, 2012:
Basic earnings per share	$8,994	41,811	$0.22
Dilution associated with stock compensation plans	-	364	(0.01)
Diluted earnings per share	$8,994	42,175	$0.21

For the nine months ended January 29, 2011:
Basic earnings per share	$11,281	41,341	$0.27
Dilution associated with stock compensation plans	-	628	-
Diluted earnings per share	$11,281	41,969	$0.27

Options outstanding to purchase 1,621 shares of common stock with a weighted average exercise price of $19.18 for the three months ended January 28, 2012 and 773 shares of common stock with a weighted average exercise price of $25.88 for the three months ended January 29, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,621 shares of common stock with a weighted average exercise price of $19.18 for the nine months ended January 28, 2012 and 1,658 shares of common stock with a weighted average exercise price of $18.49 for the nine months ended January 29, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 28, 2012 were as follows:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of April 30, 2011	$2,452	$756	$176	$3,384
Foreign currency translation	(26)	(24)	(7)	(57)
Balance as of January 28, 2012	$2,426	$732	$169	$3,327

We perform an analysis of goodwill on an annual basis as of the first business day of our third quarter of each year and more frequently if circumstances warrant.  We performed this analysis as of October 30, 2011.  The result of this analysis indicated that no goodwill impairment existed as of that date.

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in fair value of each business unit.  This decline could lead to an impairment of goodwill to some or all of our business units.  For example, events could cause an impairment in goodwill in some or all of our business units if the trend of orders and sales worsens and we are unable to respond in ways that preserve future cash flows or if our stock price declines significantly.

Note 4. Inventories

Inventories consisted of the following:

	January 28,	April 30,
	2012	2011

Raw materials	$27,789	$18,795
Work-in-process	5,588	8,457
Finished goods	18,602	19,637
	$51,979	$46,889

Note 5. Segment Disclosure

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments. Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales:
Commercial	$38,833	$28,750	$115,239	$83,760
Live Events	38,496	36,138	123,676	120,846
Schools & Theatres	10,696	11,672	46,418	49,671
Transportation	10,261	11,063	34,201	30,091
International	24,639	12,245	57,998	42,921
	$122,925	$99,868	$377,532	$327,289

Contribution margin:
Commercial	$6,834	$3,423	$18,820	$10,272
Live Events	2,643	2,837	12,073	14,183
Schools & Theatres	(830)	734	3,979	7,244
Transportation	2,080	2,199	8,219	6,676
International	3,787	2,301	7,264	7,588
	14,514	11,494	50,355	45,963

Non-allocated operating expenses:
General and administrative	6,974	6,047	20,410	17,259
Product design and development	5,696	4,673	17,050	13,787
Operating income	1,844	774	12,895	14,917

Nonoperating income (expense):
Interest income	434	544	1,326	1,382
Interest expense	(61)	(41)	(231)	(118)
Other income (expense), net	(29)	557	(221)	818

Income before income taxes	2,188	1,834	13,769	16,999
Income tax expense	522	3	4,775	5,718
Net income	$1,666	$1,831	$8,994	$11,281

Depreciation and amortization:
Commercial	$1,524	$1,743	$4,721	$5,104
Live Events	1,260	1,614	3,826	4,790
Schools & Theatres	591	658	1,807	2,001
Transportation	337	391	1,043	1,102
International	164	210	494	656
Unallocated corporate depreciation	511	435	1,507	1,327
	$4,387	$5,051	$13,398	$14,980

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about us in the United States and elsewhere:

	United States	Outside U.S.	Total
Net sales for three months ended:
January 28, 2012	$94,537	$28,388	$122,925
January 29, 2011	83,668	16,200	99,868

Net sales for nine months ended:
January 28, 2012	$310,266	$67,266	$377,532
January 29, 2011	275,429	51,860	327,289

Long-lived assets at:
January 28, 2012	$66,938	$2,084	$69,022
April 30, 2011	68,034	1,832	69,866

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 6. Comprehensive Income

We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for foreign currency translation adjustments. For the first nine months of fiscal 2012 and 2011, no gains or losses on available-for-sale securities were recognized in earnings. Therefore, no reclassification adjustment has been recorded in either periods. The foreign currency translation adjustment included in comprehensive income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent. In accordance with ASC 220, we have chosen to disclose comprehensive income in the consolidated statement of shareholders’ equity on an annual basis.

A summary of comprehensive income is as follows:

	Nine Months Ended
	January 28,	January 29,
	2012	2011
Net income	$8,994	$11,281
Net foreign currency translation (loss) gain adjustment	(89)	181
Unrealized gain (loss) on available for sale securities, net of taxes of ($23) and $1, repectively	45	(2)
Total comprehensive income	$8,950	$11,460

Note 7.  Commitments and Contingencies

Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, individually or as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to various financial institutions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of January 28, 2012 and April 30, 2011.  We have recognized a guarantee liability in accrued expenses for the amount of $200, in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors that affect our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We periodically assess the adequacy of our recorded warranty reserves and, to the extent that we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the nine months ended January 28, 2012 consisted of the following:

Amount
Beginning accrued warranty costs	$22,982
Warranties issued during the period	6,705
Settlements made during the period	(9,858)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	3,264
Ending accrued warranty costs	$23,093

Performance guarantees:  We have entered into standby letter of credit agreements, bank guarantees and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of January 28, 2012, we had outstanding letters of credit agreements and surety bonds in the amount of $2,949 and $38,939, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease office space for various sales and service locations throughout the world, including manufacturing space in the United States and China and various equipment, primarily office equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,452 and $2,632 for the nine months ended January 28, 2012 and January 29, 2011, respectively.  Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 28, 2012:

Fiscal years ending	Amount
2012	$866
2013	2,876
2014	2,100
2015	1,649
2016	1,589
Thereafter	877
Total	$9,957

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods that extend beyond a year.  As of January 28, 2012, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2012	$178
2013	1,314
2014	1,003
2015	211
2016	200
Thereafter	400
Total	$3,306

Note 8.  Income Taxes

As of January 28, 2012, we had approximately $360 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions.  As a result of the completion of exams by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2009, 2010 and 2011 are the only years remaining open under applicable statutes of limitations.  Certain subsidiaries are also subject to income tax in foreign jurisdictions which have open tax years varying by jurisdiction extending back to 2004.  We operate under a tax holiday in China that will expire in fiscal 2012.  At this time, we are unable to predict how the expiration of the tax holiday will impact us in the future.

During the third quarter of fiscal 2011, the President signed into law a reinstatement of the research and development tax credit, retroactively to January 1, 2010. As a result, we recognized in the third quarter of fiscal 2011 approximately $686 in benefits for the credit for the ten months preceding the third quarter of fiscal 2011.

Note 9.  Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value, consisting of level 1 inputs (using quoted prices in active markets for identical assets or liabilities); level 2 inputs (using inputs other than level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability); and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities).  A financial asset’s or liability’s classification within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following table sets forth by level, within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at January 28, 2012 and April 30, 2011 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 28, 2012:
Cash and cash equivalents	$28,552	$-	$-	$28,552
Restricted cash	2,109	-	-	2,109
Available-for-sale securities:
Certificates of deposit	-	5,433	-	5,433
U.S. Treasury Bills	-	-	-	-
U.S. Government sponsored entities	-	11,088	-	11,088
Municipal Bonds	-	3,395	-	3,395
Total assets measured at fair value	$30,661	$19,916	$-	$50,577
Liabilities:
Derivatives - currency forward contracts	$-	$(99)	$-	$(99)

Balance as of April 30, 2011:
Cash and cash equivalents	$54,308	$-	$-	$54,308
Restricted cash	1,546	-	-	1,546
Available-for-sale securities:
Certificates of deposit	-	4,913	-	4,913
U.S. Treasury Bills	1,999	-	-	1,999
U.S. Government sponsored entities	-	13,617	-	13,617
Municipal Bonds	-	2,414	-	2,414
Total assets measured at fair value	$57,853	$20,944	$-	$78,797
Liabilities:
Derivatives - currency forward contracts	$-	$(258)	$-	$(258)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  There have been no changes in the valuation techniques used by us to value our financial instruments.

Cash and cash equivalents: Consists of cash on hand in bank deposits and highly liquid investments, primarily money market accounts.  The fair value was measured using quoted market prices in active markets and is classified as Level 1.  The carrying amount approximates fair value.

Restricted cash: Consists of cash and cash equivalents that are held in bank deposit accounts to secure issuances of foreign bank guarantees.  The fair value of cash equivalents was measured using quoted market prices in active markets and is classified as Level 1.  The carrying amount approximates fair value and is classified as Level 1.

Certificates of deposit: Consists of time deposit accounts with original maturities of less than three years and various yields.  The fair value of these securities was measured based on valuations from a third party financial institution and is classified as Level 2.  The carrying amount approximates fair value and is classified as Level 2.

U.S. Treasury Bills:  Consists of U.S. Government treasury bills with original maturities of less than three years and various yields. The fair value of these securities was measured using quoted market prices in active markets and is classified as Level 1.

U.S. Government sponsored entities: Consist of Fannie Mae and Federal Home Loan Bank investment grade debt securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations from a third party financial institution and is classified as Level 2.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations: Consist of investment grade municipal bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The contractual maturities of these investments vary from two to three years.   The fair value of these bonds was measured based on valuations from a third party financial institution and is classified as Level 2.

Derivatives – currency forward contracts: Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third party bank and is classified as Level 2.  Refer to Note 12, Derivative Financial Instruments, for more information regarding our derivatives.

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not enter into any material business combinations during the first nine months of fiscal 2012 or in fiscal 2011.  No material impairments of our long-lived assets were recognized during the first nine months of fiscal 2012 or in fiscal 2011.

Note 10.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of January 28, 2012 and April 30, 2011, our available-for-sale securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance as of January 28, 2012
Certificates of deposit	$5,433	$-	$-	$5,433
U.S. Treasury bills	-	-	-	-
U.S. Government sponsored entities	11,021	67	-	11,088
Municipal bonds	3,371	24	-	3,395
Total	$19,825	$91	$-	$19,916

Balance as of April 30, 2011
Certificates of deposit	$4,913	$-	$-	$4,913
U.S. Treasury bills	1,998	1	-	1,999
U.S. Government sponsored entities	13,598	19	-	13,617
Municipal bonds	2,412	2	-	2,414
Total	$22,921	$22	$-	$22,943

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 28, 2012 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$3,951	$1,482	$5,433
U.S. Treasury bills	-	-	-
U.S. Government sponsored agencies	5,037	6,051	11,088
Municipal obligations	768	2,627	3,395
Total available-for-sale	$9,756	$10,160	$19,916

Note 11.  Receivables

We sell our products throughout the United States and certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,422 and $2,548 at January 28, 2012 and April 30, 2011, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable upon the installation and acceptance of the equipment, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present values of long-term contract and lease receivables, including accrued interest and current maturities, were $18,980 and $18,901 as of January 28, 2012 and April 30, 2011, respectively.  Contract and lease receivables bearing annual interest rates of 6.0% to 12.0% are due in varying annual installments through July 2020.  The face amount of long-term receivables was $22,296 and $22,807 as of January 28, 2012 and April 30, 2011, respectively.  Included in accounts receivable as of January 28, 2012 and April 30, 2011 was $121 and $31, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 12.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the statement of operations in the period the derivative contract is settled.  As of January 28, 2012 and April 30, 2011, we had not designated any of our derivative instruments as accounting hedges, and, thus  recorded the changes in fair value in the other income/expense.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 28, 2012 and April 30, 2011 were as follows:

	January 28, 2012		April 30, 2011
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,022	2,006	1,302	1,320
U.S. Dollars/Polish Zloty	-	-	803	2,390
U.S. Dollars/Singapore Dollar	506	649	-	-

As of January 28, 2012, the fair value of foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented liabilities of $99 compared to liabilities of $258 as of April 30, 2011.  Changes in the fair value of the foreign currency exchange contracts are reflected in other income.

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

We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year.  When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Fiscal 2012 and fiscal 2011 each contains 52 weeks.  Within each 52 week fiscal year, each quarter is comprised of a 13 week period following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Report.

GENERAL

As a result of much of our business being comprised of large contracts, our results on a quarterly basis may fluctuate due to the timing of these contract order dates and delivery schedules. As a result, our management discussion and analysis, which describes the changes quarter over quarter and year to date over year to date, places more of the information concerning trends and other information in the year to date results.

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on these large contracts are similar across the business units over the long-term.  There are, however, differences that arise in the short term among the business units, which are discussed more fully in the following analysis.

Overall, our business growth is driven by the market demand for large format electronic displays and the depth and quality of our products, including related control systems, the depth of our service offerings and our technology that serve these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition as well as declines in the costs of the raw materials and improved product designs and manufacturing methods which decreases the per unit selling prices of displays.  Within each business unit, there are also key growth drivers that apply uniquely to that business unit.

Commercial Business Unit: Over the long-term, we believe that the following factors are important growth drivers to our Commercial business unit:
•
The continued deployment of digital billboards, which we believe can expand as billboard companies continue developing new sites for digital billboards and start to replace digital billboards which are reaching end of life, which we expect could start happening in fiscal 2015.  This growth is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business that is concentrated in a few large billboard companies.

•
The growing interest in our standard display products that are used in many different retail-type establishments among other types of applications.  The demand in this area is driven by retailers and other types of commercial establishments attracting the attention of motorists and others into their establishment.  It is also driven by the need to communicate messages to the general public.  Furthermore, we believe that in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations which could lead to increasing sales.

•	Increasing interest in spectaculars, which include very large, intricate displays seen at casinos, amusement parks and Times Square type locations.
•
The introduction of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.

Live Events Business Unit: Over the long-term, we believe that growth in the Live Events business unit will result from a number of factors, including:
•	Facilities spending more on larger display systems.
•	Lower product costs, which are driving an expansion of the marketplace.
•	Our product and services offerings, which remain the most integrated and comprehensive offerings in the industry.
•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.
•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

Schools and Theatres: Over the long-term, we believe that growth in the Schools and Theatres business unit will result from a number of factors, including:
•	Increasing demand for video systems in high schools, as school districts realize the revenue generating potential of these displays versus traditional scoreboards.
•	Increasing demand for different types of displays, such as message centers at schools to communicate to students, parents and the broader community.
•	The use of more sophisticated displays to more athletic venues, such as aquatics in schools.

Transportation: Over the long-term, we believe that growth in the Transportation business unit will result from increasing applications of electronic displays in locations to manage commuters, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily federal government spending.

International: Over the long-term, we believe that growth in the International business unit will result from achieving greater penetration in various geographies, building products more suited to individual markets, and the reasons listed in each of the other business units to the extent they apply outside the United States.

Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business can be severely impacted.  Our Commercial and International business units are highly dependent on economic conditions in general.  Beginning in fiscal 2009, we began to see the impacts of the economy negatively impact our Commercial business unit and, to a lesser degree, our International business unit.   As we entered into fiscal 2010, we began to see the adverse economic conditions impact our sports business, at all levels.  Beginning in the second half of fiscal 2011, we saw our Commercial business unit start to rebound, led by improvements in orders for digital billboards, followed by other business units.  We are uncertain as to how much the current economic conditions are still impacting our business, but we believe that there are still adverse implications of the current economic conditions in all of our business units.

The cost and selling prices of our products have decreased over time and are expected to continue to decrease in the future.  As a result, each year we must sell more products to generate the same or a greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units.
RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 28, 2012 TO THREE MONTHS ENDED JANUARY 29, 2011

NET SALES

	Three Months Ended
	January 28,	January 29,	Dollar Change	Percent Change
(in thousands)	2012	2011
Net Sales:
Commercial	$38,833	$28,750	$10,083	35.1%
Live Events	38,496	36,138	2,358	6.5
Schools & Theatres	10,696	11,672	(976)	(8.4)
Transportation	10,261	11,063	(802)	(7.2)
International	24,639	12,245	12,394	101.2
	$122,925	$99,868	$23,057	23.1%

Orders:
Commercial	$30,720	$25,772	$4,948	19.2%
Live Events	38,684	46,797	(8,113)	(17.3)
Schools & Theatres	9,941	12,171	(2,230)	(18.3)
Transportation	15,443	11,416	4,027	35.3
International	12,218	8,993	3,225	35.9
	$107,006	$105,149	$1,857	1.8%

Commercial: The increase in net sales in our Commercial business unit for the three months ended January 28, 2012 compared to the same period one year ago is the net result of:
•
An increase in orders in the second quarter of fiscal 2012 over the same period one year ago in our billboard segment, which resulted in a larger backlog of billboard products as we entered the third quarter of fiscal 2012 that converted to actual sales during the quarter.  Orders were approximately $6 million higher in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.  We attribute this growth to the increase in orders primarily from two of the large billboard companies, which increased their deployment plans at the beginning of calendar year 2011.

•
An increase in sales of large video display systems, primarily spectaculars, which increased to approximately $4.8 million compared to $0.7 million is the same period one year ago, which we attribute to improvements in the economy and improving pipeline.

•
An 8% increase in sales for our standard product displays, which appears to be a reflection of improvements in the economy as well as our expanded product offerings, including our GalaxyPro line of displays.

Orders in our Commercial business unit increased for the three months ended January 28, 2012, compared to the same period one year ago is the net result of:
•	An increase of approximately $4 million in orders for large video display systems due to the same factors described above in net sales.
•	An increase of approximately $1 million in orders of our standard products for the same reasons described above in net sales.

Live Events:  The increase in net sales in our Live Events business unit for the three months ended January 28, 2012 compared to the same period one year ago is primarily the result of the higher than expected order volume in the second quarter of fiscal 2012 which drove a higher backlog at the beginning of the third quarter of fiscal 2012.

Orders in our Live Events business unit declined for the three months ended January 28, 2012 compared to the same period one year ago primarily as the result of the decline in orders for major league baseball projects.  In the third quarter of fiscal 2011, we booked approximately $18 million in orders for major league baseball facilities versus approximately $7 million in the third quarter of fiscal 2012.

Schools and Theatres: The decrease in net sales in our Schools and Theatres business unit for the three months ended January 28, 2012 compared to the same period one year ago is primarily the result of economic pressures on schools, which in some cases inhibits spending in spite of the revenue generation abilities of these display systems for schools.

The decrease in orders for the Schools and Theatres business unit for the three months ended January 28, 2012 compared to the same period one year ago was the result of a decline in orders for large video systems in high schools totaling approximately $2.6 million.   The amount of orders in the third quarter of fiscal 2011 was unusually high, as orders of this type are typically concentrated in our fourth and first quarters of each fiscal year.

Transportation: The decrease in net sales in our Transportation business unit for the three months ended January 28, 2012 compared to the same period one year ago is the result of normal volatility in the business resulting from the fluctuations of construction type contracts.

The increase in orders in our Transportation business unit for the three months ended January 28, 2012 compared to the same period one year ago is the result of orders totaling more than $6 million from a large customer under a multi-year procurement contract that we negotiated in the fourth quarter of fiscal 2011.

International:  The increase in net sales in our International business unit for the three months ended January 28, 2012 compared to the same period one year ago is the result a large order that was booked in the second quarter of fiscal 2011 that contributed over $6 million to net sales during the quarter.  This order was included in backlog at the beginning of fiscal 2012.

The increase in orders in the International business unit for the three months ended January 28, 2012 compared to the same period one year ago is the result of the increasing level of opportunities outside of the United States as we expand our reach and penetration into more parts of the world where our products are in demand.

GROSS PROFIT

	Three Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
Commercial	$10,355	26.7%	59.1%	$6,509	22.6%
Live Events	6,218	16.2	(0.9)	6,272	17.4
Schools & Theatres	1,917	17.9	(34.2)	2,912	25.0
Transportation	2,892	28.2	(5.3)	3,055	27.6
International	6,473	26.3	32.3	4,894	40.0
	$27,855	22.7%	17.8%	$23,642	23.7%

The decrease in our gross profit percentange for the three months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	An increase of approximately 1 percentage point in our services infrastructure and lower utilization in services.
•	An additional 1 percentage point decrease due to less absorption of manufacturing costs.
•	An increase of approximately 1 percentage point in margin on product sales.

Commercial:  The gross profit percent increase in the Commercial business unit for the three months ended January 28, 2012 compared to the same period one year ago principally is a result of an improvement in gross profit on large video display contracts resulting from the lower cost of the product coupled with better pricing on the contracts, which added approximately 3 percentage points.

Live Event:. The gross profit percent decrease in the Live Events business unit for the three months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	An increase of approximately 4 percentage points due to improvement in gross profit percentages on large contracts.
•	A decrease of approximately 5 percentage points for higher costs of services infrastructure and lower manufacturing absorption.

Schools and Theatres:  The gross profit percent decrease in the Schools and Theatres business unit for the three months ended January 28, 2012 compared to the same period one year ago as a result of:
•	Lower gross profit margins on product sales, which reduced gross profit percent by approximately 4 percentage points.
•	Lower manufacturing absorption and higher services costs, which further reduced gross profit percent by approximately 4 percentage points.

Transportation:  The gross profit margin increase in the Transportation business unit for the three months ended January 28, 2012 compared to the same period one year ago is a result of an increase of approximately 4 percentage points in gross profit percent on product sales, which was partially offset by a lower manufacturing absorption and higher services infrastructure costs.

International:  The gross profit percent decreased in the International business unit for the three months ended January 28, 2012 compared to the same period one year ago as a result of a decrease in the gross profit percent on large contracts.

SELLING EXPENSE

	Three Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
Commercial	$3,522	9.1%	14.1%	$3,087	10.7%
Live Events	3,574	9.3	4.0	3,435	9.5
Schools & Theatres	2,747	25.7	26.1	2,178	18.7
Transportation	813	7.9	(4.9)	855	7.7
International	2,685	10.9	3.5	2,593	21.2
	$13,341	10.9%	9.8%	$12,148	12.2%

Commercial:  Commercial selling expenses increased approximately 14.1 percent in the third quarter of fiscal 2012 compared to the same period one year ago.  The increase was the result of a $0.2 million increase in personnel costs, including taxes and benefits, and a $0.1 million increase in travel and entertainment costs.  These increases are a result of the increase in orders, as explained previously.

Live Events:  Selling expenses increased by 4.0 percent in the third quarter of fiscal 2012 compared to the same period in fiscal 2011.  The increase was the result of a $0.2 million increase in personnel costs, including taxes and benefits, which was offset by net decreases in various other expenses.

Schools and Theatres:  Selling expenses increased by $0.6 million compared to the same period in fiscal 2011.  The increase for the quarter was due to an increase in bad debt expense and personnel costs, including taxes and benefits.

Transportation:  Selling expenses declined 4.9 percent for the third quarter of fiscal 2012 compared to the same period one year ago.  The decline for the third quarter was due to a decrease in bad debt expense, and marketing costs, partially offset by higher travel and entertainment costs.

International:  Selling expenses were flat although there were increases in payroll costs, net of taxes and benefits, and various other expenses, which were offset by decreases in commissions and fees to third parties.

OTHER OPERATING EXPENSES

	Three Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
General and administrative	$6,974	5.7%	15.3%	$6,047	6.1%
Product design and development	$5,696	4.6%	21.9%	$4,673	4.7%

The increase in general and administrative expense in the third quarter of fiscal 2012 as compared to the same period one year ago is the net result of the following:
•
An increase in professional fees of $0.4 million as a result of an approximately $0.3 million increase in information technology costs as we outsourced more projects to speed up development where we believed we could achieve a faster payback in efficiencies and higher costs to support the expansion of our international business, including opening  offices in Brazil, Singapore and Spain.

•
Increases in personnel costs, including taxes and benefits, of approximately $0.3 million due to an increase in employee count, primarily related to personnel to support hiring in other areas of the company, and in accounting and legal to support international development.

•	Increases in various other expenses of approximately $0.2 million.

The increase in product development expense in the third quarter of fiscal 2012 as compared to the same period one year ago is due to the net result of the following:
•	An increase in personnel costs, including taxes and benefits, of approximately $0.7 million, as we increased our staff to support the continued rollout of our display and control system platforms.
•	An increase in material costs related to product development of $0.3 million as a result of increasing importance placed on prototyping new products and the increase in new product introductions.
•	A decrease of $0.4 million in various other expenses.

OTHER EXPENSES

	Three Months Ended
	January 28, 2012					January 29, 2011
		As a Percent of Net Sales		Percent Change			As a Percent of Net Sales
(in thousands)	Amount					Amount
Interest income, net	$373	0.3%		(25.8	) %	$503	0.5%
Other (expense) income, net	$(29)	(0.0	) %	(105.2	) %	$557	0.6%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income declined slightly in the third quarter of fiscal 2012 as compared to the same period in 2011 due to a reduction in our cash and short term investment balances that was mainly the result of the dividend payments during the third quarter of fiscal 2012.  Interest expense was relatively flat compared to the same period one year ago.

Other (expense) income, net:  Yhe decrease of $0.6 million in the third quarter of fiscal 2012 as compared to the same period one year ago is due to the net result of a $0.6 million gain on the settlement of amounts owed by Outcast Media International, Inc. ("Outcast") in the third quarter of fiscal 2011, as described in previous filings, a increase of $0.1 in foreign currency losses, and by various other non-operating gains.

In addition, as a result of the decrease in the value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries in the third quarter of fiscal 2012 compared to the same period in fiscal 2011.

INCOME TAXES

The effective tax rate was 23.9% for the third quarter of fiscal 2012 as compared to 0.2% for the third quarter of fiscal 2011.  Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.

In comparing the third quarter of fiscal 2012 to the same period in fiscal 2011, the change in the effective tax rate is due to the net impact of the following items:
•
An increase in the effective tax rate of approximately 12 percentage points as a result of the reinstatement of the research and development tax credit in the third quarter of fiscal 2011, which included a credit for the ten months prior to the third quarter.

•	A increase in the liability for foreign income taxable in the United States under subpart F of the US Tax Code, which increased the effective tax rate by 14 percentage points.
•
A decrease in the effective tax rate of approximately 8 percentage points as a result of the effect of the change in tax rates on deferred assets in foreign jurisdictions resulting from the termination of the tax holiday.

•	A change in estimate of prior year tax liabilities related to state income tax items, which increased the effective tax rate by approximately 6 percentage points

COMPARISON OF THE NINE MONTHS ENDED JANUARY 28, 2012 TO NINE MONTHS ENDED JANUARY 29, 2011

NET SALES

	Nine Months Ended
	January 28,	January 29,	Dollar Change	Percent Change
(in thousands)	2012	2011
Net Sales:
Commercial	$115,239	$83,760	$31,479	37.6%
Live Events	123,676	120,846	2,830	2.3
Schools & Theatres	46,418	49,671	(3,253)	(6.5)
Transportation	34,201	30,091	4,110	13.7
International	57,998	42,921	15,077	35.1
	$377,532	$327,289	$50,243	15.4%

Orders:
Commercial	$111,319	$84,484	$26,835	31.8%
Live Events	122,507	110,798	11,709	10.6
Schools & Theatres	41,589	47,773	(6,184)	(12.9)
Transportation	43,459	32,452	11,007	33.9
International	46,117	48,683	(2,566)	(5.3)
	$364,991	$324,190	$40,801	12.6%

Commercial: The increase in net sales in our Commercial business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•
An increase in orders in fiscal 2012 over the same period one year ago in our billboard business, which increased approximately 56%.  This growth was the result of the large outdoor advertising companies increasing their rollout of digital billboards beginning in calendar 2011 and our ability to gain back a portion of the business with one large outdoor advertising company.

•
A 60% increase in orders for large video display systems, primarily spectaculars, which increased to approximately $21 million compared to $13 million in the same period one year ago, which we attribute to improvements in the economy and a growing market.

•
A 13% increase in orders for our standard product displays which appears to be a reflection of improvement in the economy as well as our expanded product offerings, including our GalaxyPro line of displays.

Live Events:  The increase in net sales in our Live Events business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	Higher level of orders booked in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, as previously described.
•
The decrease in orders for certain professional facilities in the first nine months of fiscal 2011 was due to a decline in professional sports facilities. We booked approximately $22.2 million in orders for professional baseball projects in the first three quarters of fiscal 2011 compared to approximately $10.1 million in the first three quarters of fiscal 2012.   In addition, orders for the first nine months of fiscal 2012 for National Football League and National Basketball Association facilities were down in part as a result of the labor issues in both sports in the spring and summer of calendar year 2011.  Net sales to National Football League facilities declined from $12.7 in the first nine months of fiscal 2011 to $2.8 for the first nine months of fiscal 2012.

As a result of the lower orders booked in the third quarter of fiscal 2012 compared to the same period one year ago, we expect that net sales for fiscal 2012 will be generally flat as compared to fiscal 2011.  We believe that for fiscal 2012, orders have increased as a result of lowering the overall costs of the product as previously described and partially offset by the decrease in lower orders for professional sports facilities.

Schools and Theatres:  The decrease in net sales in our Schools and Theatres business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the result of economic pressures on schools, which we believe inhibits spending in spite of the revenue generation abilities of these display systems for schools.  We believe that this will lead to lower overall net sales in the Schools and Theatres business unit for all of fiscal 2012 as compared to fiscal 2011.

A positive aspect that could drive different results in the Schools and Theatres business unit is the increase in opportunities for larger video systems, primarily in high school facilities that benefit from our sports marketing services that generate advertising revenue to fund the display systems.  Net sales for the hoist portion of this business unit decreased slightly.  For the long term, we believe that this business unit presents growth opportunities as the economy improves.

Transportation:  The increase in net sales in our Transportation business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the result of the increase in orders booked during this period, which was driven by orders from the New Jersey Turnpike under a $25 million, three year procurement contract.  Orders from this customer have exceeded $12.4 million for the fiscal year to date compared to $1.6 million for all of fiscal 2011.

International:  The increase in net sales in our International business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the result of the higher backlog of business we had at the beginning of fiscal 2012, primarily as a result of a large contract for a new arena being built in Mexico.  At the end of fiscal 2011, the backlog of this contract was approximately $8.9 million compared to $0.6 at the end of the third quarter of fiscal 2012.  We believe that although orders for this business unit can vary significantly from quarter to quarter as a result of the small number of orders actually booked, over the long-term, this business unit represents a significant area of growth as we penetrate markets we have not focused on previously.

GROSS PROFIT

	Nine Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
Commercial	$29,299	25.4%	48.8%	$19,687	23.5%
Live Events	21,908	17.7	(10.5)	24,491	20.3
Schools & Theatres	11,984	25.8	(17.4)	14,516	29.2
Transportation	10,720	31.3	16.2	9,227	30.7
International	14,919	25.7	(1.4)	15,126	35.2
	$88,830	23.5%	7.0%	$83,047	25.4%

The decrease in our gross profit percentage for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of the following:
•	A decrease of less than a percentage point in margin on product sales.
•	A decrease of approximately 2.5 percentage points as a result of higher overhead costs associated with our services business.
•
An increase of approximately 0.7 percentage points as a result of lower warranty expenses as a percentage of net sales.  For the first nine months of fiscal 2012, warranty costs were approximately 3% of net sales compared to 3.5% in fiscal 2011.

We have been challenged with higher than expected warranty costs, by competitive factors, and by added costs of our services infrastructure as we deploy and reengineer systems and processes. In order to reduce warranty costs and to address competitive factors, we began expending significant effort on developing our new outdoor DVX technology in fiscal 2009 and then, in fiscal 2011, on our new indoor DVN technology, which are common module platforms that have replaced many of the different and unique modules for each of our display resolutions and types.  Part of this development also involves the markets’ increasing interest in higher resolution outdoor displays, which require surface mount technology as opposed to the traditional through-hole technology.

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

One of the challenges that occurred with the downturn of our business during fiscal 2009 was the higher percentage of fixed costs in manufacturing relative to net sales.  Since the downturn, we have been lowering that percentage through cost reductions, lean initiatives and higher sales, and we expect to continue lowering it, adding to the gross profit percentages.  Total manufacturing conversion costs for the third quarter of fiscal 2012 and fiscal 2011 were approximately $18.0 million and $15.6 million, respectively. For the first nine months of fiscal 2012, total manufacturing conversion costs were approximately $51.8 million as compared to $47.9 million for the same period last year.

It is difficult to project gross profit levels for the rest of fiscal 2012 because of the uncertainty regarding the level of sales, warranty costs and the competitive factors described previously.

Commercial:  The gross profit percent increased in the Commercial business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	An increase in the gross profit on large video display contracts, which added approximately 0.7 percentage points to gross margin.
•
A decrease in warranty expenses, which added approximately 2.7 percentage points to gross profit and resulted from the actions previously discussed and some unusually higher costs in fiscal 2011, as explained in prior filings.

•	An increase in our services overhead, which decreased gross profit by approximately 0.8 percentage points.

Live Events:  The gross profit percent decrease in the Live Events business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:

•	Improvement in gross profit margin on product sales, which added approximately 1.2 percentage points to gross margin.
•	Increases in our services overhead, which decreased gross profit percentages by approximately 2.3 percentage points.
•	Lower plant utilization from the overall lower sales volumes, which decreased gross profit percentages by approximately 1.3 percentage points.

Schools and Theatres:  The gross profit percent decrease in the Schools and Theatres business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	A decrease in gross profit percentage in product sales, which decreased the overall gross profit percentage by approximately 1.5 percentage points.
•	A decrease in warranty expenses, which added approximately 1.2 percentage points to the gross profit percentage.
•	An increase in our services overhead, which reduced the gross profit percentage by approximately 1.8 percentage points.

Transportation: The gross profit percent increase in the Transportation business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•	An increase in the gross profit percentage on product sales, which added approximately 3.7 percentage points on the overall gross profit percentage.
•	Lower plant utilization from the overall lower sales volumes, which decreased gross profit percentages by approximately 2.7 percentage points.

International:  The gross profit percent decrease in the International business unit for the nine months ended January 28, 2012 compared to the same period one year ago is the net result of:
•
A decrease in the gross margin on product sales, which decreased the overall gross profit by approximately 8.5 percentage points.  This decrease is the result of a number of factors, including added costs to conform products to local regulatory requirements and a lower margin on contracts booked due to the factors described below.

•	An increase in warranty costs, which added approximately 1.3% percentage points.

Historically, our gross margins in the International business unit have generally been higher than in our other business units as a result of the focus on more profitable contracts, as we have limited penetration in international markets. In prior quarters, we stated that the gross margin levels in our International business unit were not sustainable as we penetrated more deeply in international markets and competition increased. We are now beginning to recognize lower gross margins in our International business unit due to these factors.  The recent declines in gross profit percentage in the International business unit reflect our deeper penetration and our success with larger international customers, resulting in typically lower gross margins due to the customers’ potential volume and more intense competition.

SELLING EXPENSE

	Nine Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
Commercial	$10,480	9.1%	11.3%	$9,415	11.2%
Live Events	9,835	8.0	(4.6)	10,309	8.5
Schools & Theatres	8,005	17.2	10.1	7,271	14.6
Transportation	2,501	7.3	(2.0)	2,551	8.5
International	7,654	13.2	1.5	7,538	17.6
	$38,475	10.2%	3.8%	$37,084	11.3%

The increase in selling expenses in the first nine months of fiscal 2012 compared to the same period one year ago is the net result of the following:
•	A $2.0 million increase in personnel costs, including taxes and benefits, primarily in our International and Commercial business units to support the growth in orders.
•	An increase of $0.7 million in travel and entertainment costs.
•	A decrease in payments to third party sales representatives of $1.0 million due to more direct sales versus sales through third parties.
•	A decrease of $0.6 million of depreciation expenses, which reflects reduced capital expenditures for the last couple of years and is a key component of our cost reduction strategy.

Commercial:  The increase in selling expenses for the first nine months of 2012 compared to the same period in fiscal 2011 was a result of a $0.7 million increase in personnel costs, including taxes and benefits, and a $0.4 million increase in travel and entertainment costs.  These increases are a result of the increase in orders, as explained previously.

Live Events:  The decline in selling expenses for the first nine months of 2012 compared to the same period in fiscal 2011 was a result of a reduction of $0.5 million in depreciation and other expenses for reasons explained previously. We also had reductions in various other expenses totaling $0.5 million, which were offset by a net increase in personnel costs, including taxes and benefits.

Schools & Theatres:   The increase in selling expenses for the first nine months of 2012 compared to the same period in fiscal 2011  was due to an increase in bad debt write-offs and increased personnel costs, including taxes and benefits.

Transportation:  Selling expenses were flat for the first six months of fiscal 2012 compared to the same period one year ago.

International:  Selling expenses were flat although there were increases in payroll costs, net of taxes and benefits, and various other expenses, which were offset by decreases in commissions and fees to third parties.

OTHER OPERATING EXPENSES

	Nine Months Ended
	January 28, 2012			January 29, 2011
		As a Percent of Net Sales	Percent Change		As a Percent of Net Sales
(in thousands)	Amount			Amount
General and administrative	$20,410	5.4%	18.3%	$17,259	5.3%
Product design and development	$17,050	4.5%	23.7%	$13,787	4.2%

The increase in general and administrative expense in the first nine months of fiscal 2012 as compared to the same period one year ago is to the net result of the following:
•
An increase in professional fees of $1.4 million as a result of higher litigation costs and international expansion initiatives, some of which were one-time costs and are expected to decline, and higher costs of information systems consulting fees, as we outsourced more projects to speed up development where we believed we could achieve a faster payback in efficiencies.

•
Increases in personnel costs, including taxes and benefits, of approximately $0.9 million due to an increase in employee count, primarily related to personnel to support hiring in other areas of the company and in accounting and legal to support international development.

•	Increases in various other expenses of approximately $0.8 million.

The increase in product development expense in the first nine months of fiscal 2012 as compared to the same period one year ago is the net result of the following:
•	An increase in personnel costs, including taxes and benefits, of approximately $1.5 million, as we increased our staff to support the continued rollout of our display and control system platforms.
•	An increase in material costs related to product development of $1.1 million as a result of increasing importance placed on prototyping new products and the increase in new product introductions.
•	An increase of approximately $1.1 million in various other expenses.

OTHER EXPENSES

	Nine Months Ended
	January 28, 2012					January 29, 2011
		As a Percent of Net Sales		Percent Change			As a Percent of Net Sales
(in thousands)	Amount					Amount
Interest income, net	$1,095	0.3%		(13.4	) %	$1,264	0.4%
Other (expense) income, net	$(221)	(0.1	) %	(127.0	) %	$818	0.3%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income declined slightly for the nine months ended January 28, 2012 as compared to the same period in fiscal 2011 for the reasons set forth above, in the change in the three months ended January 28, 2012. We expect that the amount of interest income will increase through the rest of fiscal 2012 due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments, although due to the volatility of working capital needs and changes in investing and financing activities, there is some uncertainty in the ability to realize this.

Interest expense increased to $0.1 million for the nine months ended January 28, 2012 as a result of borrowings in China to support our expanding business there and the impact of currency controls, which limit our transfers of investment capital from the U.S. to fund operations in China.  We expect that interest expense will remain at relatively low levels for the rest of fiscal 2012.

Other (expense) income, net: The decrease of $1.0 million for the nine months ended January 28, 2012 as compared to the same period one year ago is due to the net result of a $0.6 million gain on the settlement of amounts owed by Outcast in fiscal 2011, as described in previous filings, a increase of $0.5 million in foreign currency losses, and by various other non-operating gains.

In addition, as a result of the decrease in the value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries in the first six months of 2012 compared to the same period in fiscal 2011.

INCOME TAXES

The effective tax rate was approximately 34.7% for the first nine months of fiscal 2012 as compared to 33.6% for the first nine months of fiscal 2011. In comparing the first nine months of fiscal 2012 to the same period in fiscal 2011, changes in the effective tax rate is due to the net impact of the following items:
•
A decrease in the annual estimated effective tax rate of approximately 1 percentage point as a result of the deductibility of the dividends paid in fiscal 2012, which were not deductible in fiscal 2011, increased tax credits, primarily research and development tax credits, and a decrease in estimated non-deductible stock compensation expense, which were partially offset by a change in the mix of income between the United States and foreign jurisdictions where rates are lower, and lower estimated deductions for domestic production activities.

•	A increase in the liability for foreign income taxable in the United States under subpart F of the US Tax Code, which increased the effective tax rate by 2 percentage points.
•
A decrease in the effective tax rate of approximately 1.5 percentage points as a result of the effect of the change in tax rates on deferred assets in foreign jurisdictions resulting from the termination of the tax holiday.

•	Various other items which have a greater impact on the effective rate due to lower income before taxes, but are not material to the results.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities as different taxing jurisdictions have different statute of limitations. The United States Internal Revenue Service (IRS) is currently in the process of examining our U.S. federal tax returns for fiscal years 2009 and 2010.  The Chinese tax authorities recently completed an audit of tax returns for calendar years prior to 2012 in connection with a transfer of location of our business address in China.

BACKLOG

The product order backlog as of January 28, 2012 was approximately $121 million as compared to $128 million as of January 29, 2011 and $136 million at the end of the second quarter of fiscal 2012.  Historically, our backlog varies due to the timing of large orders and customer delivery schedules for these orders.  The backlog decreased from one year ago in all of our business units, with the exception of Transportation, which increased approximately $5.3 million.  Our backlog is not necessarily indicative of future sales or net income.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 28,	January 29,	Percent Change
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$8,393	$37,374	(77.5	) %
Investing activities	(9,508)	(20,060)	(52.6)
Financing activities	(24,707)	(23,479)	5.2
Effect of exchange rate changes on cash	66	111	(40.5)
Net decrease in cash and cash equivalents	$(25,756)	$(6,054)	325.4%

Cash flows from operating activities:  The decrease in cash from operating activities for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 was the net result following:
•	A decrease in net income of $2.3 million, adjusted by depreciation and amortization of $1.6 million, as previously described.
•
A decrease in accounts receivables, which increased cash from operations by approximately $5.1 million. Days sales outstanding declined from 54 days as of April 30, 2011 to 42 days as of January 28, 2012.  This change results from the natural volatility that can occur with large projects and the timing of customer payments.

•
An increase in the net of costs and earnings in excess of billings and billings in excess of costs and estimated earnings of approximately $16.7 million.  This increase is due to the timing of construction type contracts, which can fluctuate significantly based on the particular contracts and their related billings.  It is expected that this will turn around in the fourth quarter of fiscal 2012.

•	An increase in inventory of approximately $5.1 million. Days inventory outstanding increased from 42 days as of April 30, 2011 to 50 days as of January 28, 2012.
•	An increase in various other operating assets and liabilities, net, which reduced cash from operations by approximately $1.4 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The decrease in cash used in investing activities for the first nine months of fiscal 2012 as compared to fiscal 2011 was the result of the net effect of the following:
•
A decrease in the net cash invested in marketable securities, net of maturities.  We began investing excess cash in marketable securities in fiscal 2011 and have generally maintained that level of investment during fiscal 2012.  To the extent that maturities exceeded purchases in fiscal 2012, it resulted from lags in reinvesting the funds.

•
An increase in purchases of property and equipment of approximately $7.0 million.  During the first nine months of fiscal 2012, we invested $5.5 in manufacturing equipment, $3.7 million in product demonstration equipment, $2.9 million in information systems infrastructure, including software, and $0.5 million in other assets.  These investments were generally for maintenance in the case of information systems and in manufacturing related to the expansion of capability in China and in improving flexibility in the plants as it relates to new products.  As of the end of the third quarter of fiscal 2012, capital expenditures were 3.3% of net sales and are expected to be approximately $16 million for the fiscal year as a whole.

Cash flows from financing activities:  The increase in cash used by financing activities for the first nine months of fiscal 2012 as compared to fiscal 2011 was the result of an increase in dividends paid to shareholders as explained elsewhere in this Report.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of January 28, 2012 was approximately $3.5 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $116.2 million at January 28, 2012 and $128.2 million at April 30, 2011.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

Our product development activities during the third quarter of fiscal 2012 included the enhancement of existing products and control systems and the development of new products from existing technologies, including new architechtual lighting applications.  Product design and development expenses were $5.7 million for the third quarter of fiscal 2012 as compared to $4.7 million for the third quarter of fiscal 2011 and were $17.1 million for year to date of fiscal 2012 as compared to $13.8 million for the year to date of fiscal 2011.  We expect to incur expenditures at a higher rate than our long-term targeted level of 4.0% of net sales throughout the rest of fiscal 2012 to develop new display products and solutions that will offer higher resolution and more cost-effective and energy-efficient displays, as well as control systems that are provided with the displays.  We intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2012. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5% at January 28, 2012.  We are assessed a loan fee equal to 0.125% per annum of any non-used portion of the loan.  As of January 28, 2012, there were no advances under the line of credit.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:
•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank that expires on November 15, 2012 that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $20.0 million line of credit and includes facilities to issue up to $20.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured the credit facility that we entered into in China with a Chinese affiliate of the U.S. bank.  It is also expected to secure another facility in Europe to be used to issue credit enhancements as required under our contracts with our customers.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of January 28, 2012, there was $3.2 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as January 28, 2012 and April 30, 2011, and expect to be in compliance with all applicable covenants at the end of fiscal 2012.  The minimum fixed charge coverage ratio as of January 28, 2012 was 83-to-1, and the ratio of interest-bearing debt to EBITDA as of January 28, 2012 was approximately 0.11-to-1.

On June 2, 2011, our Board declared an annual dividend payment of $0.11 per share on our common stock for the fiscal year ended April 30, 2011, which was paid on June 24, 2011.

On December 1, 2011, our Board declared a semi-annual dividend payment of $0.11 per share on our common stock and a special dividend of $0.40 per share on our common stock.  The dividend was paid on December 22, 2011.  Although we intend to pay regular semi-annual dividends for the foreseeable future, all subsequent dividends will be reviewed annually and declared by our Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 28, 2012, we had approximately $38.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

Through January 28, 2012, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the third quarter and year to date of fiscal 2012, net sales originating outside the United States were approximately 7.6% and 9.4% of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Hong Kong dollars, Australia dollars or other currencies. If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies. In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in United States dollars.  As a result, their operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations, as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our financial results in the future.

INTEREST RATE RISKS

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations, and long-term accounts receivables.  As of January 28, 2012, our outstanding debt was $3.2 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of January 28, 2012.  As of January 28, 2012, our outstanding marketing obligations were $0.8 million, substantially all of which were in fixed rate obligations.  For fixed-rate debt, interest rate changes affect the fair value of the obligations but do not affect earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financings with customers. The aggregate amounts due from customers include an imputed interest element. The majority of these financings carry fixed rates of interest. As of January 28, 2012, our outstanding long-term receivables were approximately $19.0 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost to us of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (in thousands)
	2012	2013	2014	2015	2016	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,908	$4,942	$3,322	$3,023	$2,412	$3,373
Average interest rate	8.0%	7.9%	8.0%	8.0%	7.8%	8.2%
Liabilities:
Long- and short-term debt
Variable-rate	$3,180	$-	$-	$-	$-	$-
Average interest rate	6.6%
Long-term marketing obligations, including current portion
Fixed-rate	$27	$347	$265	$110	$61	$-
Average interest rate	6.5%	8.7%	8.9%	8.9%	9.0%

Approximately $22.2 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 28, 2012, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 28, 2012, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 28, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    MINE SAFETY DISCLOSURES

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1) Filed herewith electronically.
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

Date: March 2, 2012