Form 10-K
period 2012-04-28
DAKTRONICS INC /SD/
filed 2012-06-13
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 28, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 29, 2011 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $438,325,388.  For purposes of determining this number, individual stockholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates.  This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the registrant’s Common Stock outstanding as of June 4, 2012 was 42,015,406.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 22, 2012 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 28, 2012

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions.  The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: our financing plans; trends affecting our financial condition or results of operations; our growth strategy and operating strategy; our competition; our business outside of the United States; our large contracts with significant customers; our ability to protect our intellectual property rights; excess production capacity or capacity needs; our involvement in litigation; difficult conditions in the economy; and the declaration and payment of dividends.  The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Over the years, our products have evolved significantly, from scoreboards and matrix displays and related software applications to complex, integrated visual display systems that include full color video, text and graphics displays located on a local or remote network and tied together through sophisticated control systems.  In the mid-nineties, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, in which we were already a leader, we were able to add video capabilities so all of a customer’s large format display needs could be met in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming a leader in large electronic displays.  Over the years, we have invested in product development to add complementary products and services, such as production services, liquid crystal display (“LCD”) networks, architectural lighting solutions, sound systems, marketing services, maintenance and support and other products and services for our customers.

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

One of our core growth strategies on a historical basis has been to enter geographic markets by developing a small sales and service presence that provides after-sale support to our entire product line and sales of our products.  This network of offices, including home offices, had been an important part of our growth strategy.  Although we expect to continue to open offices where it is important to have such a presence, beginning in fiscal 2009 and through fiscal 2011, we closed a number of offices that we believed were not critical to our business.  In connection with these closings, most of our employees have transitioned to home offices.  We currently have approximately 28 corporate offices throughout the world.

We occasionally acquire businesses that provide access to new markets or complement our existing products.  Although these acquisitions have increased the scope of services and technology that we are able to provide, our primary growth objective is to increase sales and profitability through organic growth.

We manufacture most of our products in South Dakota and Minnesota.  Prior to fiscal 2006, almost all manufacturing was centralized in Brookings, South Dakota.  As a result of the rapid growth during fiscal years 2006 through 2008, we experienced limitations in our ability to effectively hire sufficient numbers of employees in manufacturing.  This caused us to expand operations in 2006 into Sioux Falls, South Dakota and Redwood Falls, Minnesota.  We also invested in facilities in Shanghai, China, where we manufacture our architectural lighting products and perform final assembly for video displays for the Chinese market.  We also have a plant in Victor, New York that produces our rigging products.

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

We have organized our business into five business units which have a primary focus on particular markets and a secondary focus on opportunities in other markets.  The business units consist of four domestic business units that include the U.S. and Canada – Commercial, Live Events, Schools and Theatres, and Transportation and a fifth business unit for all international operations.  We believe that customers in each of the domestic areas share common attributes and are different from customers in the other areas which make them conducive to this structure.  For example, Live Events customers usually have a large variety of products tied into a system in a single location that involve much more creative production services, design and event support.  The Commercial business unit serves the needs created by large and remote networks of displays connected through various modes of communication.  The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems that manage the flow of travelers and vehicles.  Finally, the Schools and Theatre business unit focuses on the increasing level of support and service and limited resources along with all the statistics and related software and communication needs of athletic conferences and leagues. The International business unit comprises all of these areas outside of North America.

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

International sales can fluctuate from year to year based on the timing of large system projects.  A typical term of sale for international projects includes a letter of credit, bank guarantee or partial payment in advance.  We believe that in addition to the growth we expect domestically, we will also achieve growth in the international markets.  During fiscal years 2012, 2011 and 2010, approximately 17 percent, 17 percent and 12 percent of our net sales, respectively, were derived from international sales.  Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia, Japan, Brazil, Spain, Singapore, Macau, Hong Kong and the United Kingdom.

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

Engineering and Product Development.  The large screen electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we must continue to anticipate and respond to changes and developments in the industry.  We will continue our tradition of applying engineering resources throughout our business to help achieve more effective product development by investing approximately four percent of our net sales over the long-term into product design and development.

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

Our engineering staff consists of four product development groups – Sports, Video, Commercial and Transportation.  The Sports product development group focus is aligned with the Schools and Theatres business unit; the Video group is aligned with the Live Events, International and Commercial business units; and the Commercial and Transportation groups are aligned with the Commercial and Transportation business units.  These groups leverage common technology, concepts and platforms through various knowledge centers that span across all groups.  This alignment has driven improved product reliability, lower costs and better functionality for our customers.  The development of these knowledge centers and various other practices within product development are modeled after best practices for lean product development.

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

We use a modular approach for manufacturing displays.  Standard product modules are designed to be used in a variety of different products.  This modular approach reduces parts inventory and improves manufacturing efficiency.  We inventory a limited supply of standard products.  Custom projects are built according to the customer’s specifications through the use of common components.  Product modules are designed so that a custom product may include a significant percentage of standard components to maximize reliability and ease of service.  A key strategy of ours is to reduce the need for customization of displays and increase standardization.

Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system to facilitate communication among employee teams throughout the entire sales, design, production and delivery process.

We have manufacturing facilities in Brookings, South Dakota; Sioux Falls, South Dakota; Redwood Falls, Minnesota; Victor, New York; and Shanghai, China.  Locations outside of Brookings, South Dakota produce a material amount of our products.

Our plants are loosely aligned with the five business units described above.  This alignment has been critical to allow us to respond to the different types of customers in the different business units in areas such as lead times and product consolidation. Furthermore, we have decentralized to these plants certain functions such as materials planning and scheduling. Our goal was to generally align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers while not giving up the synergies of shared resources.  On the other hand, given the cyclical nature of some parts of our business, we also needed to balance and maintain our ability to manufacture the same products across our plants so that we can smooth out the peaks and valleys of customer demand of the various business units.  We expect that emphasis on aligning manufacturing to a business unit as opposed to a shared resource will continue to change as our business changes.

Our manufacturing facilities have embraced lean manufacturing techniques throughout all areas.  We also have placed significant emphasis on lean techniques in the non-manufacturing areas.  Although there are direct costs associated with implementing lean techniques, the goal of doing so is to eliminate waste and deliver products to a customer when the customer desires the products while maintaining minimal inventory and eliminating non-value added tasks.

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

Customer Service and Support.  Our customer service distinguishes us from our competitors.  This service includes limited warranties for most of our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after the first sale or installation, depending on the product or type of customer, and extended service agreements.  We also provide help-desk access, parts repair and replacement and programming support for video, animation and other displays.  We staff our technical help desk with experienced technicians who are available on-call 24 hours a day to support events and sites.

Our repair centers, located in the United States, Germany and Shanghai, are staffed with trained technicians who repair and return components that require service, and we offer a component exchange program for same-day shipment of replacement parts.

Our North American field service personnel are centralized as opposed to focused on a particular business unit so that we can better focus on the commonality of the products across units rather than the unique needs of each customer.  We also use third party authorized service companies to improve the overall utilization of our field service staff as the needs of the customer fluctuate greatly during the fiscal year.  This allows us to better respond to changes in volume of service, which peaks in the late summer and early fall.

General Description of Our Products and Technologies

Our display technologies have changed significantly since the mid-1990s, when incandescent lamps were the primary display element.  Presently, LED and LCD technologies are the primary display elements.  The invention and availability of blue and green LED in the mid-1990s, along with the already available red LED, allowed the introduction of full-color video displays using LEDs as the primary colors to form all other colors in the video display.  The decreasing costs of LCD components along with the drive for smaller displays and digital networks have led to the addition of LCD displays.  Driven by customer demand, we have enhanced our video display technology into mobile and modular technologies and high definition capabilities.

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

Most of our display technologies rely on one or more of our software products to manage and provide content for the display.  These software products range in complexity from scoring consoles; to the Venus® 1500 control software that allows the creation, display and scheduling of dynamic text and basic graphics content on electronic displays; to the Show Control display control system that controls multi-color displays and video displays, providing the ability to create graphics and animation as well as interfacing with third-party software for content.  Additionally, our Visiconn® control software is used to display targeted messages to specific audiences and to control large networks of digital displays.  Complementary software, such as our DakStats® and interfacing software, is also available and can be fully integrated into the control software.

Our display systems range from small scoreboards and digit displays priced at under $1,000 to large complex display systems priced in excess of $10 million.  Generally, our product sales are either custom products or standard catalog scoreboards or displays.  Historically, these standard catalog sales have accounted for less than 25 percent of our total annual revenues.  Our custom products are customized in terms of size, configuration and installation type but generally are built using standard technology platforms.

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

Product Families and Technologies

Our products are comprised of the following primary product families, all of which include control systems and software:

•	Scoring and timing products for sports, primarily LED scoreboards;

•	Audio systems, primarily for sports venues;

•	Automated rigging and hoist products;

•	Video display systems, including a full-line of LED technologies in various pixel pitches and display configurations;

•	Architectural lighting and display elements;

•	Text and graphics displays;

•	Digital billboard displays;

•	Digit and price displays; and

•	Transportation products.

Each of these product families are described below.

Scoring and Timing Products.  Our line of scoring and timing products includes indoor and outdoor scoreboards for many different sports, digit displays, scoring and timing controllers, statistics software and other related products.  Indoor systems range in complexity from two-digit shot clocks and small scoreboards to large, center-hung scoreboards incorporating video displays, message centers, advertising panels, hoist systems and control software.  Outdoor scoreboards range in complexity from two-digit game timers and small scoreboards to larger systems incorporating scoring, timing, video, message centers, advertising panels and control software.

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

We also offer timing systems for sports events, primarily aquatics and track competitions.  A primary component of these systems is our OmniSport® 2000 timing console.  The system has the capability to not only time and rank the competitors but also to interface with event management software created by third parties to facilitate the administration of the sporting event.  Other timing system components include swimming touchpads, race start systems, and relay take-off platforms.

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

We offer a complete line of video display systems that is second to none in the industry.  At the high end, the product is capable of displaying up to 144 quadrillion colors and is available with pixel spacing as close as four millimeters.  Currently, we offer a wide range of pixel spacing, ranging from four millimeter to 26 millimeter.  The six millimeter application provides the user with the greatest pixel density and shortest viewing distance, and the 26 millimeter is the most cost effective for physically large displays with longer viewing distances.  In addition, the uniformity of colors across the display is important to the quality of the video image.  Our unique display control circuitry, along with our proprietary manufacturing and calibration procedures, provide uniform colors across the display.

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

During the second half of fiscal 2010, we introduced our DVX series outdoor video display technology.  This new generation of product created a common module and cabinet platform across all pixel pitches to gain synergies on materials, improve reliability, decrease selling prices and decrease engineering costs over the long-term.  In fiscal 2012, we introduced our DVN series of indoor video display technology to achieve similar goals as our DVX outdoor technology.

The primary control components for video displays in live event applications are Show Control, proprietary digital media players, and proprietary video processors. These control components provide advanced capability for the display of live video and real time content on our displays.

Our Show Control Software Suite is designed to improve event management and display control for large video applications.  The Show Control Software Suite can operate entire networks of displays from a single control interface with a more intuitive user interface. Features such as smart buttons allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network. It also includes advanced scheduling tools to supplement the revenue generating use of displays.

Daktronics digital media players store recorded video clips and can function as a still store and character generator. Managed through our Show Controller Software Suite, the digital media player provides instant access to any video, animation, graphic and real-time data files on the player. It also controls the overall picture settings of any Daktronics LED display, making it the most feature-rich product of its kind in the live events industry.

We also provide a proprietary video processing system developed specifically for LED display technology.  For larger venues that host live events, the Show Control Software Suite, digital media player and video processor are typically part of a larger system that includes cameras, switchers and other components.  These systems provide the ability to show instant replays, live action video, prerecorded video clips, and overlays of scoring, timing and statistical information.  We sometimes package our components with control components from other suppliers to provide a complete video production solution.

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

Text and Graphics Display Systems.  The key product lines in this group are marketed under the names Galaxy® and GalaxyPro® and are generally controlled with our Venus® 1500 display controller.

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

GalaxyPro® displays are full-matrix outdoor displays capable of displaying text, graphics and animation, as well as prerecorded video clips.  The product was developed to meet the video needs of the commercial market, primarily large retail market applications such as auto dealerships and shopping centers.  GalaxyPro® displays are offered in full color with pixel spacing ranging from 16 to 26 millimeter.  GalaxyPro® displays are capable of producing 68 billion colors, have excellent color uniformity across the display, and are fully compatible with our Venus® 1500 display control software.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

Galaxy® and GalaxyPro® series displays utilize our proprietary Venus® 1500 display control software to control the creation of messages and graphic sequences for downloading to the display.  This software is designed to be usable without any special training, and it is applicable to all general advertising or message presentation applications.  We also provide software that allows system integrators to write their own software using the Venus® 1500 software developer’s kit to communicate to displays supplied by us.  Several system integrators have implemented the Venus® 1500 protocol into their specific applications, resulting in additional display sales.

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

The Visiconn® system is the primary software application for controlling content and playback loops for digital billboard applications.  The Visiconn® display management solution can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors, such as LCDs, and other display technologies.  A rights-based control environment allows users to grant advertisers access to powerful content management tools while also providing detailed ad tracking and proof-of-play reports.  These features, combined with instant content deployment and the ability to sync with trusted real-time data providers, allow for incorporation of live information into any presentation.

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

Our digit and directional displays are primarily marketed and sold for use in parking facilities.  They include multi-line displays delivered in vertical cabinets or drop-in digit panels designed to be mounted in existing structures or signs.

Most of the transportation products are designed and tested to rigorous transportation industry standards.  Our personnel routinely work with standards development organizations to assist in writing standards that benefit the public and take advantage of the latest display technologies.

Financial Information About Segments and Geographic Areas

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

Product drawings, software, training and product manuals and other works of authorship are also subject to applicable copyright law protections.  We provide software to our customers in object code to help preserve our intellectual property rights.  We also rely on nondisclosure and license agreements with our employees to protect our intellectual property.  Despite these intellectual property protections, there can be no assurance that a competitor will not copy the functions or features of our products.

Seasonal Nature of the Business

Our sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for facilities where professional and major college sports events take place, and large commercial systems and networks.  The seasonality of the sports market and the concentration of holidays in our third fiscal quarter have also played a part in our sales and profit fluctuations.  As a result, net sales and net income tend to be lower in the third quarter of a fiscal year.

The seasonality of the sports business is caused by sales related to facilities for football, basketball and hockey in the summer and fall and for baseball in the early to late spring leaving a slower time in the winter.  This seasonal effect can be compounded by large product orders in the sports markets and by the effects of holidays during our third fiscal quarter.  The effects of seasonality unrelated to holidays are generally not found in our Commercial, International and Transportation business units, although the impact of large orders in those markets and implications of weather during the winter months can cause fluctuations in net sales and profits.

Gross margins on large orders tend to fluctuate more than the gross margins on smaller orders.  Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins.  Although we follow the percentage-of-completion method of recognizing revenues on the majority of these larger orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

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

The primary markets we serve, along with primary types of customers, are as follows:

Markets	Types of Customers
Live Events
Large colleges and universities, professional sports teams and facilities, national and international sports games and federations, civic arenas and convention centers, staging and rental, and motor racing.

Schools and Theatres	Elementary and secondary schools, small colleges and universities, local recreation centers and theatres.
Commercial	Retailers and outdoor advertisers, hospitality providers, quick-serve restaurants, financial institutions, casinos, pari-mutuel racing.
Transportation	State and local departments of transportation, airlines, airports and related industries, parking facilities and transit authorities.

We have a large and diverse customer base.  The nature of our business generally is not repetitive business from one or a few significant customers.  As a result, and except in the outdoor advertising component of our Commercial business unit, the loss of a major customer generally would not have a material adverse impact on us.

Backlog

Our backlog consists of customer sales agreements or purchase orders that we expect to fill within the next 24 months and was approximately $123 million as of April 28, 2012 and $131 million as of April 30, 2011.  Because sales agreements and purchase orders may be subject to cancellation or delay by customers, our backlog is not necessarily indicative of future net sales or net income.  Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.  Contracts related to new construction projects generally tend to have the longest lead times.

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

In some countries in which we operate, such as China, there are various laws and regulations that may inhibit our operations and financial condition.  These include restrictions or limitations on our ability to withdraw our capital investment, undeveloped legal frameworks to enforce our rights, and different levels of enforcement and consistency of laws.

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

There are generally more competitors in product categories and applications that require less complicated display systems, such as the high school scoreboard market, the text and graphics display market and the market for less customized video displays.  As the needs of customers increase and the display systems become more complex, there are generally fewer competitors.  However, due to the high profile nature of larger complex display systems, the competition is generally more intense.

Within our standard product business, which includes our Galaxy® and Valo® display lines and scoreboard products, there are a large number of competitors, none of which we consider to be dominant.  In addition, in the Galaxy® and Valo® display business, there are a significant number of Asian competitors that attempt to sell in our marketplace and generally compete on the basis of price.  We generally compete based on our depth of service and the wide range of our product offerings.

Within our large video system business, across all segments, there are various competitors that have different levels of strength in individual niches, but none that have a dominant position overall.  For example, a single competitor may have strength in the mobile video business but very little in the fixed installation business.  Another competitor may have strength in the billboard display business but very little strength in any other large display applications.  In addition, our large display business has competitors in a narrow niche that were significant at one time in that niche and then substantially decreased their presence in that niche.  These changes seem to happen as a result of the complexities of the marketplace and the failures that are experienced on installations that receive a great deal of visibility.  Our video systems, especially those systems that are comprised of many displays networked together, are highly complex and visible and thus require a high standard of performance that is difficult for other industry participants to maintain over the long-term. There are a growing number of Asian based competitors that are expanding their presence beyond Asia to compete more directly with us. These competitors generally offer limited products and solutions at a lower price.

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

Research and Development

We believe our engineering and product development capability and experience will continue to be a very important factor in our markets. Product development expenses for fiscal years 2012, 2011 and 2010 were $23.5 million, $18.9 million and $21.9 million, respectively.

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

Employees

As of April 28, 2012, we employed approximately 2,300 full-time employees and approximately 520 part-time and temporary employees.  Of these employees, approximately 1,020 were in manufacturing, 580 were in sales and marketing, 560 were in customer service, 400 were in engineering and 260 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Available Information

We make available, free of charge, on or through our website (http://investor.daktronics.com), our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”).  The reports are also available through a link to the SEC website at http://www.sec.gov.  Information contained on our website or linked through it is not part of this report.

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

Our business may suffer if we are not successful in our efforts to keep up with a rapidly changing product market.  The electronic display industry is characterized by ongoing product improvement, innovations and developments in display and controller technology.  Competitors could develop new or superior products to increase their share of the markets.  Our future success in addressing the needs of our customers will depend in part on our ability to continue to understand their needs and to make timely and cost-effective product improvements, innovations and developments.

We enter into fixed-priced contracts on a regular basis, which could reduce our profits.  Almost all of the contracts we enter into to sell our products are on a fixed-price basis.  If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced. Although we benefit from cost savings, we have a limited ability to recover cost overruns.  Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components, materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or a delay in performing their obligations.  These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery.  Unanticipated costs that cannot be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

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

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control, which could adversely affect net sales and profits from international sales. For fiscal years 2012, 2011 and 2010, revenue outside the United States represented approximately 17 percent, 17 percent and 12 percent of our consolidated net sales, respectively.  Our operations and earnings throughout the world have been and may in the future be adversely affected from time to time in varying degrees by war, political developments, foreign laws and regulations, regional economic uncertainty (including the ongoing European debt crisis), political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates, longer accounts receivable cycles in certain foreign countries (whether due to cultural, exchange rate or other factors), compliance with import/export laws and foreign tax laws and potential increased costs associated with overlapping tax structures.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

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

Our products are covered by warranties, and fulfilling these warranties could adversely affect our financial results.  Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation.  We provide warranties on our products generally for terms of five years or less.  In addition, in response to customer needs, we regularly offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our financial results.  In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible.  The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits and adversely affect our reputation.

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

The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts and the size and timing of large contracts.  The amounts of our orders and net sales and our financial results will be substantially affected by whether we are awarded large contracts, primarily in the professional and major college sports facilities market, the outdoor advertising niche and for large spectaculars around the world and the amounts and timing of these contracts.  Whether we are awarded large contracts and their timing and amount could also cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amount are difficult to predict and are outside of our control.

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition.  The terms and conditions of our credit facilities impose restrictions that limit, among other things, our ability to incur debt, merge, sell assets, make distributions (including cash dividends) and create or incur liens.  The availability of credit facilities is also subject to certain covenants as explained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure that we will achieve operating results and maintain a financial position meeting the requirements of the credit facility.  A breach of any of these covenants could result in a default under the facilities.  In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facilities and term debt, any and all accrued interest thereon and any and all other amounts payable under the credit facilities to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition.  As of April 28, 2012, we were in compliance with all financial and other covenants of our credit facilities.

We must comply with the Foreign Corrupt Practices Act.  We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. It also requires us to maintain specific record-keeping standards and adequate internal accounting controls.  Foreign companies, including some of our competitors, are not subject to these prohibitions and requirements.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in many jurisdictions, including the Middle East and China.  If our competitors engage in these practices, they may receive preferential treatment from the personnel of some companies or governmental agencies, giving our competitors an advantage in securing business from these companies or from government officials who might give them priority in obtaining new licenses or permits, which would put us at a disadvantage.  In addition, although we inform our personnel through training sessions, policies and other means that such practices are illegal, we cannot assure that our employees or agents will not engage in such conduct for which we might be held responsible even if we are not aware of such conduct.  If our employees or agents are found to have engaged in such practices, we could suffer severe penalties.

Our operations in the People’s Republic of China (”China”) subject us to risks and uncertainties relating to the laws and regulations of China.  We have offices and manufacturing facilities and make sales to customers in China which encompass many different activities.  Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization.  However, the government of China may not continue to pursue such policies.  Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade.  Enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of them may be inconsistent.  As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors and foreign companies with operations in China, such as ours.  In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if they are published at all.  If they are published, they may not be followed consistently by local districts.  As a result, we may inadvertently operate our business in violation of new rules and policies without having any knowledge of their existence.  These uncertainties could limit the legal protections available to us.  Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Furthermore, a significant portion of our business in China involves contracts with government bodies which can significantly inhibit our ability to enforce a contract through litigation or similar means.

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

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.  Part of our business strategy is to make acquisitions of or investments in companies, businesses, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities.  We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.  Additional risks associated with acquisitions include the following:

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

In connection with these acquisitions or investments, we could incur debt, recognize amortization expenses related to intangible assets, recognize large and immediate write-offs, assume liabilities, or issue stock that would dilute our current shareholders’ percentage of ownership.  We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition or results of operations.

Our business is partially subject to risks of terrorist acts and, to a lesser degree, acts of war.  Terrorist acts and, to a lesser degree, acts of war, may disrupt our operations as well as the operations of our customers.  Such acts have created an interruption of orders and delays in orders already booked, primarily in sports facilities and destination sites.  Any future terrorist activities and, to a lesser degree, acts of war, could create additional uncertainties, forcing customers to further reduce or delay their spending or cancel or delay already planned projects, which could have a material adverse impact on our business, operating results or financial condition.

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

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future. As the sizes of our markets increase and our product offerings continue to evolve and become more sophisticated, we are more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Given the current legal framework associated with infringement claims, any such claims, with or without merit, could be time consuming and expensive and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts, obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our customers’ partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

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

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results.  We increase our production capacity and the overhead that supports production based on anticipated market demand.  Market demand, however, has not always developed as expected or remained at a consistent level.  The underutilization that can result decreases our profitability.  For example, in fiscal 2007 and 2008, market demand for our products was increasing rapidly, resulting in expanding our capacity.  In the second half of fiscal 2009, net sales were below our expectations. This resulted in underutilization of our manufacturing capacity.  As a result, our profitability also was below our expectations.

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

A future deterioration of our business could result in further underutilization of our manufacturing capacity, resulting in an impairment of certain assets in the future.  Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition or results of operations.

We depend on single-source suppliers for some of the raw materials used in the manufacture of our products.  We obtain some of our raw materials, including, but not limited to, LEDs, power supplies, circuit boards and plastics, from a limited number of suppliers.  If we cannot obtain some key raw materials from our suppliers, the raw materials may not be readily available from other suppliers, other suppliers may not agree to supply the materials to us on terms that are as favorable as the terms we currently receive, or that the raw materials from any other suppliers may not be of adequate and consistent quality.  Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed.  Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

New regulations related to conflict-free minerals may force us to incur additional expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices, and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputation challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

General price increases or significant shortages of raw materials and components could adversely affect our operating margin.  We purchase large quantities of raw materials and components, including, but not limited to, aluminum, LEDs, power supplies, circuit boards and various other electronic components.  Materials comprise the largest component of costs, representing nearly 71 percent of the cost of sales in fiscal 2012. Unless, to the extent described above, we have multiple sources of supply for many of our raw materials, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase our product costs and materially adversely affect margins. Although we attempt to pass along increased costs in the form of price increases to customers, we may decide not to do so for competitive reasons. Even when our price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. As of the date of this report, there were no material parts shortages in the market place that were impacting our business.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010 and will continue to do so for future periods.  We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm.  In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

Our manufacturing would be interrupted if we were unable to use one of our manufacturing facilities.  We manufacture most of our products in two locations in South Dakota and one in Minnesota.  In addition, we manufacture certain products in our China facility.  If any of these facilities, or a part thereof, were to be destroyed, shut down or unable to be used for its intended purposes, we would be limited in our capacity to meet customer demands until a replacement facility and equipment, if necessary, was found.  The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart.  The delay engendered by, and the potential cost incurred in, these steps could have a material adverse effect on our business, financial condition or results of operations.

The protections we have adopted may discourage takeover offers favored by our shareholders.  We have adopted, and there are available under the South Dakota Business Corporation Act (“SD Act”), several provisions that could have the effect of discouraging takeover offers.  Of the 120,000,000 shares of capital stock authorized in our articles of incorporation, 5,000,000 shares are undesignated.  Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action, which could be used to discourage takeover attempts.  Our articles of incorporation provide for a classified board consisting of three classes of directors.  Our classified board generally makes it more difficult to replace directors and to acquire our company.  We have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 15 percent or more of our outstanding common stock (subject to certain exceptions).  In addition, we are governed by the anti-takeover provisions of the current SD Act, which may deny shareholders the receipt of a premium on their common stock, which in turn have a depressive effect on the market price of the common stock.  In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no rights unless voting rights are approved in a prescribed manner.  There are also provisions that prohibit a public South Dakota corporation from engaging in a “business combination,” as defined in the SD Act, with an “interested shareholder,” as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner.  The SD Act also limits the voting rights of shares acquired in specified types of acquisitions and restricts specified types of business combinations.  The existence or issuance of "blank check" stock, the classified Board, the existence of our shareholder rights plan and the effect of the anti-takeover provisions of the SD Act, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control.  They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

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

Difficult conditions in the capital, credit and commodities markets and in the overall economy could continue to materially adversely affect our financial position, results of operations and cash flow and those of our customers, and we do not know if these conditions will improve in the near future.  Our financial position, results of operations and cash flow and those of our customers could continue to be materially adversely affected by the current and continuing difficult conditions and volatility in the capital, credit and commodities markets and in the overall worldwide economy.  These factors, combined with the prior declines in business and consumer confidence and higher unemployment, have precipitated a worldwide economic slowdown.  Although these conditions appear to have improved, the continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time.  Current economic conditions have accentuated each of the risks described in this Report and magnified their potential negative effect on us and our business.  The difficult conditions in these markets and the overall economy affect our business in a number of ways.  For example:

•
Although we believe we have sufficient liquidity under our credit agreement with a bank to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•
Economic conditions, including the European debt crisis, could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy and their inability to obtain credit, which may result in decreased net sales and earnings for us.

•
Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.

•
If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could continue to negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition or results of operations.

We do not know if market conditions or the state of the overall economy will improve or if any improvement will benefit our market.

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

Our directors and executive officers have substantial influence over us and could limit the ability of our other shareholders to affect the outcome of key transactions, including changes of control. Dr. Aelred Kurtenbach serves as our Chairman of the Board. His brother, Mr. Frank Kurtenbach, is also on our Board and serves in a part-time role within our sales organization. Mr. Reece Kurtenbach, his son, serves as our Executive Vice President. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 10.6 percent of our outstanding common stock as of June 4, 2012, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 4, 2012. In addition, our other executive officers and directors, in the aggregate, beneficially owned 5.3 percent of our outstanding common stock as of June 4, 2012, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 4, 2012. These Kurtenbach family members and our other executive officers and directors and their affiliated entities, if acting together, thus are able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to other shareholders’ interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our shareholders.

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

As of April 28, 2012, we leased approximately 18 facilities throughout the United States and 10 facilities outside the United States for sales and service offices.  We also leased one facility in Sioux Falls, South Dakota, comprising approximately 140,000 square feet.  The lease contains an option to purchase the building from January 1, 2015 through December 31, 2016.  Our China subsidiary leases approximately 90,500 square feet in a building in Shanghai for sales, service and manufacturing.  The majority of the remaining sales and service offices located throughout the United States, Canada, Europe and China are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2017.  We believe all of our leases will be renewable at market terms in our discretion as they become due or that suitable alternative space will be available to lease under similar terms and conditions.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 4, 2012, we had 1,085 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
1st Quarter	$11.81	$8.07	$8.96	$7.30
2nd Quarter	10.58	8.34	11.01	7.30
3rd Quarter	10.16	7.68	17.30	10.83
4th Quarter	11.02	7.99	16.45	9.91

On May 24, 2012, our Board of Directors declared a dividend of $0.115 per share payable on June 25, 2012 to holders of record of its common stock on June 14, 2012.

On December 2, 2011, our Board of Directors declared a semi-annual dividend of $0.11 per share and a special dividend of $0.40 per share payable on December 22, 2011 to holders of record of our common stock on December 8, 2011.

On June 2, 2011, our Board of Directors declared a dividend of $0.11 per share payable on June 24, 2011 to holders of record of our common stock on June 13, 2011.

On September 17, 2010, our Board of Directors declared a special dividend of $0.50 per share payable on October 14, 2010 to holders of record of our common stock on September 30, 2010.

On June 3, 2010, our Board of Directors declared a dividend of $0.10 per share payable on June 25, 2010 to holders of record of our common stock on June 14, 2010.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.  In addition, our credit facility imposes limitations on our ability to pay dividends as further described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Performance Graph

The following graph shows changes during the period from April 28, 2007 to April 28, 2012 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any dividends in cash, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
April 2012
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
4/28/2007
4/26/2008
5/2/2009
5/1/2010
4/30/2011
4/28/2012
Daktronics Inc.
NASDAQ Composite-Total Returns
S&P 600 Electric Equipment Manufacturers

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K.  The statement of operations data for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010 and the balance sheet data at April 28, 2012 and April 30, 2011 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report.  The statement of operations data for the fiscal years ended May 2, 2009 and April 26, 2008 and the balance sheet data at May 1, 2010, May 2, 2009 and April 26, 2008 are derived from audited financial statements that are not included in this report.

	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$489,526	$441,676	$393,185	$580,681	$499,677
Gross profit	113,437	111,484	94,556	155,358	147,590
Operating income (loss)	10,275	19,527	(6,730)	42,617	38,243
Net income (loss)	8,489	14,244	(6,989)	26,428	26,213
Diluted earnings (loss) per share	0.20	0.34	(0.17)	0.64	0.63
Weighted average diluted shares outstanding	42,304	42,277	40,908	41,152	41,337
Balance Sheet Data:
Working capital	$119,833	$128,160	$118,625	$104,542	$62,545
Total assets	315,967	327,847	305,851	324,876	294,479
Total long-term liabilities	15,989	15,083	14,358	10,536	8,074
Total shareholders' equity	190,805	203,102	207,053	211,911	183,253
Cash dividends per share	0.62	0.60	0.10	0.09	0.07

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

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

GENERAL

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on large video display contracts are similar across the business units over the long-term.  There are, however, differences that arise in the short term among the business units, which are discussed more fully in the following analysis.

Overall, our business growth is driven by the market demand for large format electronic displays and the depth and quality of our products, including related control systems, service offerings and our technology that serve these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition as well as declines in the costs of the raw materials and improved product designs and manufacturing methods which decreases the per unit selling prices of displays.  Within each business unit, there are also key growth drivers that apply uniquely to that business unit.

Commercial Business Unit: Over the long-term, we believe that the following factors are important growth drivers to our Commercial business unit:

•
The continued deployment of digital billboards, which we believe can expand as billboard companies continue developing new sites for digital billboards and start to replace digital billboards which are reaching end of life, which we expect could start happening in fiscal 2014. This growth is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business that is concentrated in a few large billboard companies.

•	The growing interest in our standard display products that are used in many different retail-type establishments among other types of applications. The demand in this area is driven by:

•	On-premise advertising through outdoor electronic display systems by retailers and other types of commercial establishments to attract motorists and others into their establishment;

•	The establishments need to communicate messages to the general public; and

•	in the future, increased demand from national accounts, including retailers, quick-serve restaurants and other types of nationwide organizations.

•	Increasing interest in spectaculars, which include very large, intricate displays seen at casinos, auto dealerships, amusement parks and Times Square type locations.

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

Schools and Theatres: Over the long-term, we believe that growth in the Schools and Theatres business unit will result from a number of factors, including:

•	Increasing demand for video systems in high schools, as school districts realize the revenue generating potential of these displays versus traditional scoreboards.

•	Increasing demand for different types of displays, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated display systems in less common venues, such as aquatic centers and track facilities.

Transportation: Over the long-term, we believe that growth in the Transportation business unit will result from increasing applications of electronic displays in locations to manage an increasing number of commuters, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily federal government spending.

International: Over the long-term, we believe that growth in the International business unit will result from achieving greater penetration in various geographies, building products more suited to individual markets, and the reasons listed in each of the other business units to the extent they apply outside the United States.

Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business can be adversely impacted.  Our Commercial and International business units are highly dependent on economic conditions in general.  Beginning in fiscal 2009, we began to see the impacts of the economy negatively impact our Commercial business unit and, to a lesser degree, our International business unit.   As we entered into fiscal 2010, we began to see the adverse economic conditions impact the sports business in our Live Events and Schools and Theatres business units.  Beginning in the second half of fiscal 2011, we saw our Commercial business unit start to rebound, led by improvements in orders for digital billboards, followed by improvements in other business units.  We are uncertain as to how much the current economic conditions are still impacting our business, but we believe that there are still adverse implications of the current economic conditions in all of our business units.

The cost and selling prices of our products have significantly decreased over time due to increased competition across all business units, lower component costs and product design changes. They are expected to continue to decline in future years.  As a result, each year we must sell more products to generate the same level of net sales as in previous fiscal years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation and contingencies.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction-type contracts. Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated.  Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our practice is to revise estimates as soon as such changes in estimates are known.  We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine these estimates.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined projects.  We segment revenues in accordance with the contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  Subsequent to April 28, 2012, we became aware of circumstances that could cause an increase in our allowance for doubtful accounts in an amount between $0 and $2.5 million.  These circumstances arise out of a contract in China for which payment by our customer is dependent on funding from a local government entity that is not under any legal obligation to provide.  Excluding this issue, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of April 28, 2012 and April 30, 2011, we had an allowance for doubtful accounts balance of approximately $2.4 million and $2.5 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of April 28, 2012 and April 30, 2011, we had approximately $22.2 million and $23.0 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold.  In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare that to the deferred revenue.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 28, 2012 and April 30, 2011, we had $14.0 million and $13.3 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

Inventory.  Inventories are stated at the lower of cost or market.  Market refers to the current replacement cost, except that market may not exceed the net realizable value (that is, the estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins.  In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary changes are charged to costs of goods sold in the period in which they occur.  In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory.  However, if market conditions change, including changes in technology, product components used in our products or in expected sales, we may be exposed to unforeseen losses that could be material.

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax expense, as well as assessing temporary differences in the treatment of items for tax and financial reporting purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe that recovery is not likely, a valuation allowance must be established.  We review deferred tax assets, including net operating losses, and to the extent we believe that the asset may not be realized, we recognize a valuation allowance.  If our estimates of future taxable income are not met in future periods, a valuation allowance for some of these deferred tax assets may be required.  We believe that we will generate taxable income in future years which will allow for realization of deferred tax assets.  Realization of the deferred tax assets would require approximately $25 million of taxable income, which we believe is achievable through carry back of losses or future earnings.

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

Some of the countries in which we are located allow tax holidays or provide other tax incentives to attract and retain business.  We have obtained holidays or other incentives where available and practicable.  Our taxes could increase if certain tax holidays or incentives were retracted for past periods (which in some cases could occur if we had not satisfied the conditions on which such holidays or incentives are based), they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased.  Our tax holiday with respect to our Chinese operations expired as of December 31, 2011 and as of April 28, 2012, we are not benefiting from any tax incentives in foreign jurisdictions which would have a material impact on our effective tax rate. In addition, any acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Asset Impairment. Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, Intangibles - Goodwill and Other.  Our impairment review involves estimating of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  We use our judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets.  Impairment reviews are conducted when we believe that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may be indicators that trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines, future volume, revenue and expense growth rates, and discount rates.

Share-based compensation.  We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options and stock purchase rights.  The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as by assumptions regarding other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods, and expected dividend yield.

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee option.  We believe that historical data currently represents the best estimate of the expected life of a new employee option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.  We estimate the expected volatility of our stock price in future periods by using the implied volatility in market traded options.  Our decision to use expected volatility was based on the availability of actively traded options for our common stock and our assessment that expected volatility is more representative of future stock price trends than the historical volatility of our common stock.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of share-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest.  We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements would have on our financial results, see Note 1 of the Notes to our Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Net Sales

	Year Ended
	April 28, 2012		April 30, 2011		May 1, 2010
(in thousands)	Amount	Percent Change	Amount	Percent Change	Amount
Net Sales:
Commercial	$148,585	32.1%	$112,515	22.5%	$91,860
Live Events	160,933	(0.4)	161,572	1.5	159,229
Schools & Theatres	59,662	(4.2)	62,310	(0.9)	62,878
Transportation	48,284	6.8	45,215	11.7	40,481
International	72,062	20.0	60,064	55.1	38,737
	$489,526	10.8%	$441,676	12.3%	$393,185
Orders:
Commercial	$153,268	32.3%	$115,820	23.4%	$93,833
Live Events	157,695	3.2	152,851	(1.7)	155,509
Schools & Theatres	58,534	(5.6)	61,995	(0.8)	62,493
Transportation	55,060	25.5	43,878	(4.5)	45,968
International	55,396	(15.2)	65,318	37.6	47,482
	$479,953	9.1%	$439,862	8.5%	$405,285

Fiscal Year 2012 as compared to Fiscal Year 2011
Commercial: The increase in net sales in our Commercial business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•
An increase in orders of approximately 49 percent in our billboard business.  This growth was the result of the large outdoor advertising companies increasing their rollout of digital billboards beginning in calendar 2011 and our ability to gain back a portion of the business with one large outdoor advertising company.

•	An increase of approximately 60 percent in orders for large video display systems, primarily spectaculars, which we attribute to improvements in the economy and a growing market.

•
A 15 percent increase in orders for our standard product displays, which appears to be a reflection of improvement in the economy as well as our expanded product offerings, including our GalaxyPro line of displays.

Live Events:  Net sales were generally flat in fiscal 2012 as compared to fiscal 2011. During fiscal 2012, orders and net sales were impacted by:

•
A decrease in orders and net sales for professional baseball facilities. During fiscal 2011, we booked approximately $22.9 million in orders for professional baseball projects compared to approximately $10.7 million in 2012. Net sales in professional baseball facilities were $28.8 million and $9.6 million for fiscal 2011 and 2012, respectively. These changes were the result of higher than expected orders in fiscal 2011 that were delayed from fiscal 2010 as a result of economic conditions, which drove 2011 to unusually high levels.

•
A decrease in orders and net sales for professional football and basketball facilities. During fiscal 2011, we booked approximately $15.4 million in orders for professional football and basketball projects, compared to approximately $7.5 million in fiscal 2012.

Net sales were $20.2 million and $7.3 million for fiscal 2011 and 2012. This change was the result of the labor issues in both sports in the spring and summer of calendar year 2011.

•
An increase in orders for colleges and universities which more than offset the declines mentioned above. This increase was the result of the factors driving growth in the Live Events business unit as described previously.

A number of factors, such as the discretionary nature of customers committing to upgrade systems, versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting fiscal 2013 orders and net sales difficult. However, for the reasons cited previously, we believe that over the long term, we expect to see this business unit grow, assuming that the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres:  The decrease in net sales in our Schools and Theatres business unit for fiscal 2012 compared to fiscal 2011 is the result of economic pressures on schools, which we believe inhibits spending in spite of the revenue generation abilities of these display systems for schools.

A positive aspect that could drive growth in the Schools and Theatres business unit in the future is the increase in opportunities for larger video systems, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems.  For the long term, we believe that this business unit presents growth opportunities as the economy improves.

Transportation:  The increase in net sales in our Transportation business unit for fiscal 2012 compared to fiscal 2011 is the result of the increase in orders booked during this period, which was driven by orders from the New Jersey Turnpike under a $25 million, three year procurement contract.  Net sales from this customer exceeded $5.0 million for fiscal 2012. As a result of a large order booked in the first quarter of fiscal 2013 in excess of $20 million and an award of a large procurement contract for more than $20 million which is subject to contract negotiations and a minimum commitment of approximately $5 million, we believe that net sales will increase significantly in fiscal 2013 as compared to fiscal 2012.

International:  The increase in net sales in our International business unit for fiscal 2012 compared to fiscal 2011 is the result of the higher backlog of business we had at the beginning of fiscal 2012, primarily as a result of a large contract for a new arena built in Mexico during fiscal 2012.  At the end of fiscal 2011, the backlog of this contract was approximately $8.9 million compared to zero at the end of fiscal 2012.  We believe that although orders for this business unit have declined in fiscal 2012, over the long-term, this business unit represents a significant area of growth as we penetrate markets we have not focused on previously.

Fiscal Year 2011 as compared to Fiscal Year 2010
Commercial Business Unit.  Net sales in our outdoor advertising business, which is a component of the Commercial business unit, were up 65 percent in fiscal 2011 as compared to fiscal 2010. Orders in the outdoor advertising business were up approximately 108 percent in fiscal 2011 compared to fiscal 2010.  In addition to better economic conditions in fiscal 2011 compared to fiscal 2010 for outdoor advertisers, during the first quarter of fiscal 2011, we were successful in earning back business from a large outdoor advertising company that had not placed significant orders with us during fiscal 2010.  During the second quarter of fiscal 2011, two of the large outdoor advertising companies in the United States announced their plans for an increase in digital billboard deployments beginning in the first calendar quarter of 2011.  These plans, in addition to the improving economy benefiting other outdoor advertising companies, caused both orders and sales to rise.  We also believe that our ability to maintain our market share had been aided by the industry’s acceptance of our Series 4000 digital billboard product.

Net sales in the reseller portion of the Commercial business unit increased by approximately 14 percent in fiscal 2011 compared to fiscal 2010, while orders increased by approximately 15 percent.  The increase in both orders and net sales was primarily driven by an increase in the large contract portion of this business, which includes spectaculars and other large video display systems.  The increase was also aided by the introduction of our architectural lighting products.

Live Events Business Unit.  The changes in net sales and orders for the Live Events business unit for fiscal 2011 as compared to fiscal 2010 was the result of a number of factors.  The most significant positive factor was the improvement in orders for professional baseball facilities.  We were awarded over $20 million in contracts each exceeding $3 million for major league baseball facilities during the second and third quarters of fiscal 2011 compared to none for the same periods in fiscal 2010.  These baseball contracts, plus one additional contract booked in late fiscal 2010, contributed over $27.0 million in net sales in fiscal 2011.  This increase from the baseball contracts was offset by a decline in large contracts over $5 million in fiscal 2011 compared to fiscal 2010.  Net sales on contracts in excess of $5 million declined from $37.3 million in fiscal 2010 to $34.8 million in fiscal 2011.  The decline is primarily due to the decreased number of new construction projects as discussed in prior filings.

Schools and Theatres Business Unit.  The changes in net sales in the Schools and Theatres business unit in fiscal 2011 compared to fiscal 2010 were the result of the sale of a higher number of custom video and scoring systems due to more opportunities created by our sports marketing business and the increased demand for large video systems, offset by declines in our standard scoreboard, display and hoist product sales.

Transportation Business Unit.  The increase in net sales in the Transportation business unit for fiscal 2011 was due to the reduction in backlog that existed at the beginning of the fiscal year, which was higher than normal.  Orders were down slightly in fiscal 2011 compared to fiscal 2010 as a result of a couple of unusually large orders booked in the second half of fiscal 2010, including one order in excess of $8 million for an east coast transit authority.  The decline in backlog resulted from improvements in our manufacturing throughput during late fiscal 2011.

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

Advertising Revenues

We occasionally sell products in exchange for the advertising revenues generated from the use of our display products.  These sales represented less than one percent of net sales for fiscal 2011 and 2010.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog

The product order backlog as of April 28, 2012 was approximately $123 million as compared to $131 million as of April 30, 2011.  Historically, our backlog varies due to the timing of large orders and customer delivery schedules for these orders.  The backlog decreased from one year ago in our Live Events and Schools and Theatres business units and increased in our other business units.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales that are evidenced by an arrangement, with prices that are fixed and determinable and with collectability reasonably assured. Backlog may not be indicative of future operating results, and arrangements in our backlog may be canceled, modified or otherwise altered; therefore, it is not necessarily indicative of future sales or net income.

Gross Profit

	Year Ended
	April 28, 2012			April 30, 2011			May 1, 2010
(in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$38,123	25.7%	49.2%	$25,544	22.7%	36.3%	$18,741	20.4%
Live Events	26,477	16.5	(18.0)	32,276	20.0	(4.2)	33,702	21.2
Schools & Theatres	15,532	26.0	(10.1)	17,272	27.7	4.8	16,480	26.2
Transportation	14,445	29.9	(7.7)	15,647	34.6	22.1	12,815	31.7
International	18,860	26.2	(9.1)	20,745	34.5	61.8	12,818	33.1
	$113,437	23.2%	1.8%	$111,484	25.2%	17.9%	$94,556	24.0%

Fiscal Year 2012 as compared to Fiscal Year 2011
The decrease in our gross profit percentage for fiscal 2012 compared to fiscal 2011 is the net result of the following:

•	A decrease of approximately 1.4 percentage points in margin on product sales.

•	A decrease of approximately 1.3 percentage points as a result of higher overhead costs associated with our services business.

•
An increase of approximately 1.2 percentage points as a result of lower warranty expenses as a percentage of net sales.  For fiscal 2012, warranty costs were approximately 2.7 percent of net sales compared to 3.9 percent in fiscal 2011.

We have been challenged with increased levels of competitive pressures, by added costs of our services infrastructure as we deploy and reengineer systems and processes, and, to a lesser degree, higher than expected warranty costs. In order to reduce warranty costs and to address competitive factors, we began expending significant effort on developing our new outdoor DVX technology in fiscal 2009 and then, in fiscal 2011, on our new indoor DVN technology, which are common module platforms that have replaced many of the different and unique modules for each of our display resolutions and types.  Part of this development also involves the markets’ increasing interest in higher resolution outdoor displays, which require surface mount technology as opposed to the traditional through-hole technology.

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

One of the challenges that occurred with the downturn of our business during fiscal 2009 was the higher percentage of fixed costs in manufacturing relative to net sales.  Since the downturn, we have been lowering that percentage through cost reductions, lean initiatives and higher sales, and we expect to continue lowering it, adding to the gross profit percentages.  Total manufacturing conversion costs for fiscal 2012 and fiscal 2011 were approximately $77.2 million and $72.3 million, respectively. These conversion costs represented 15.8 percent and 16.4 percent of sales for fiscal 2012 and 2011, respectively.

It is difficult to project gross profit levels for fiscal 2013 because of the uncertainty regarding the level of sales, and the competitive factors described previously, although we expect that gross profit levels will increase as we improve utilization of our services organization and we continue to decrease warranty expenses as a percentage of sales. This assumes that competitive pressures remain consistent with the levels of fiscal 2012.

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•
A decrease in warranty expenses, which added approximately 2.5 percentage points to gross profit percentage and resulted from the actions previously discussed and some unusually higher costs in fiscal 2011, as explained in prior filings.

•	A decrease in gross profit percentage on services and maintenance agreements, which caused a decrease of approximately 0.9 percentage points.

•
A decrease in the gross profit on product sales that decreased gross profit percentage by approximately 0.3 percentage points, primarily due to an increased percentage of net sales in the billboard niche, which typically has lower gross profit percentages.

•	An increase in our services overhead, which decreased gross profit percentage by approximately 0.8 percentage points.

•	Increased cost absorption in manufacturing due to the increased level of net sales, which improved gross profit percentages by approximately 1.5 percentage points.

Live Events:  The gross profit percent decrease in the Live Events business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•	A decrease in gross profit percentage on product sales, which reduced gross profit percentage by approximately 1.1 percentage points.

•	Increases in our services overhead, which decreased gross profit percentage by approximately 2.2 percentage points.

•	Lower plant utilization due to the overall lower sales volumes, which decreased gross profit percentage by approximately 1.2 percentage points.

•
A decrease in warranty expenses, which added approximately 0.7 percentage points to the gross profit percentage and resulted from the actions previously discussed and some unusually higher costs in fiscal 2011, as explained in prior filings.

Schools and Theatres:  The gross profit percentage decrease in the Schools and Theatres business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•	A decrease in gross profit percentage in product sales, which decreased the overall gross profit percentage by approximately 1.3 percentage points.

•	A decrease in warranty expenses, which added approximately 2.1 percentage points to the gross profit percentage.

•	An increase in our services overhead, which reduced the gross profit percentage by approximately 1.8 percentage points.

•	Lower plant utilization due to the overall lower sales volumes, which decreased gross profit percentage by approximately 0.8 percentage points.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•	A decrease in the gross profit percentage on product sales, which decreased the overall gross profit percentage by approximately 0.6 percentage points.

•	Increase conversion costs as a percent of sales and increased inventory losses, which decreased the gross profit percentage by approximately 2.6 percentage points.

•	An increase in our services overhead, which reduced the gross profit percentage by approximately 1.3 percentage points.

International:  The gross profit percent decrease in the International business unit for fiscal 2012 compared to fiscal 2011 is the net result of:

•
A decrease in the gross margin on product sales, which decreased the overall gross profit by approximately 6.0 percentage points.  This decrease is the result of a number of factors, including added costs to conform products to local regulatory requirements and a lower margin on contracts booked due to the factors described below.

•	An increase in warranty costs, which added approximately 0.3 percentage points.

•	An increase in manufacturing costs, primarily in China as we increased the capabilities there.

Historically, our gross margins in the International business unit have generally been higher than in our other business units as a result of the focus on more profitable contracts, as we have limited penetration in international markets. In prior quarters, we stated that the gross margin levels in our International business unit were not sustainable as we penetrated more deeply in international markets and competition increased. We are now beginning to recognize lower gross margins in our International business unit due to these factors.  The recent declines in gross profit percentage in the International business unit reflect our deeper penetration and our success with larger international customers, typically resulting in lower gross margins due to the customers’ potential volume and more intense competition.

Fiscal Year 2011 as compared to Fiscal Year 2010
The increase in gross profit in fiscal 2011 as compared to fiscal 2010 was due primarily to higher net sales.  The increase in gross profit as a percent of sales is the result of an improved gross profit on our services business and a lower conversion cost of manufacturing as a percentage of sales, which were partially offset by a decrease of approximately two percentage points in gross profit on product sales, primarily large contract sales, and higher warranty costs as a percentage of net sales.  The decline in large contract gross profit percentage was primarily due to the competitive factors described above.  Gross profit percentages were relatively flat in fiscal 2011 and fiscal 2010 on small contract sales.  Large contracts were approximately 64 percent of net sales in fiscal 2011, compared to approximately 61 percent in fiscal 2010.  Warranty costs were approximately 3.9 percent of net sales for fiscal 2011 and 3.5 percent of net sales in fiscal 2010.

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

Within the International business unit, the gross profit percentage increased in fiscal 2011 as compared to fiscal 2010 as a result of an improvement in manufacturing conversion costs as previously described.

Selling Expense

	Year Ended
	April 28, 2012			April 30, 2011			May 1, 2010
(in thousands)	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales
Commercial	$14,112	9.5%	11.8%	$12,619	11.2%	(7.0)%	$13,565	14.8%
Live Events	12,898	8.0	(3.7)	13,387	8.3	(13.0)	15,382	9.7
Schools & Theatres	10,816	18.1	7.9	10,025	16.1	(16.9)	12,058	19.2
Transportation	3,436	7.1	(1.8)	3,498	7.7	5.2	3,325	8.2
International	10,971	15.2	9.4	10,026	16.7	1.0	9,923	25.6
	$52,233	10.7%	5.4%	$49,555	11.2%	(8.7)%	$54,253	13.8%

Fiscal Year 2012 as compared to Fiscal Year 2011
Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos and supplies. The increase in selling expenses in fiscal 2012 compared to fiscal 2011 is the net result of the following:

•	A $2.9 million increase in personnel costs, including taxes and benefits, primarily in our International and Commercial business units corresponding to the increasing opportunities in orders.

•	An increase of $0.9 million in travel and entertainment costs to support increase opportunities for orders and expansion outside the U.S.

•	A decrease in payments to third party sales representatives of $0.6 million due to more direct sales versus sales through third parties.

•	A decrease of $0.5 million in depreciation expenses, which reflects reduced capital expenditures for the last couple of years, which is a key component of our cost reduction strategy.

Commercial:  The increase in selling expenses for fiscal 2012 compared to fiscal 2011 was a result of a $1.0 million increase in personnel costs, including taxes and benefits, and a $0.5 million increase in travel and entertainment costs.  These increases are a result of the increase in orders, as explained previously.

Live Events:  The decline in selling expenses for fiscal 2012 compared to fiscal 2011 was a net result of:

•	A reduction of $0.4 million in depreciation, which reflects the lower level of capital expenditures associated primarily with display equipment used for sales promotion.

•	A decrease in the allocation of shared sales administration costs which are allocated between our Live Events business unit and our Schools and Theatres business unit of approximately $0.5 million.

•	An increase is payroll, including taxes and benefits of approximately $0.4 million, as we increased our staffing to address contract opportunities.

Schools & Theatres:   The increase in selling expenses for fiscal 2012 compared to fiscal 2011 was the net result of:

•	An increase in bad debt expense of approximately $0.3 million.

•	An increase in the allocation of shared sales administration costs which are allocated between our Live Events business unit and our Schools and Theatres business unit of approximately $0.6 million.

Transportation:  Selling expenses were flat for fiscal 2012 compared to fiscal 2011, although there were increases in payroll costs, net of taxes and benefits, which were offset by decreases in various other expenses.

International:  The increase in selling expenses for fiscal 2012 compared to fiscal 2011 was the result of a $1.1 million increase in payroll costs, net of taxes and benefits, which were offset by cost savings in various other expenses.

Fiscal Year 2011 as compared to Fiscal Year 2010
Selling expense decreased in fiscal 2011 as compared to fiscal 2010 as a result of a decrease in personnel costs, including taxes and benefits, of approximately $3.4 million; a decrease of $2.2 million in depreciation; and a $1.1 million decrease in bad debt expense.  These savings were offset by increases of $0.5 million in travel and entertainment costs, a $0.7 million increase in costs of conventions, a $0.5 million increase in commission and consultants, and an increase in other costs of $0.3 million.  The decrease in personnel costs was the result of the lower number of employees caused by the reduction efforts explained above and decreases in benefits due to a change in health insurance plans.  The increase in travel and entertainment costs was a reflection of the higher level of sales opportunities and costs of conventions.  The decline in bad debt expense in fiscal 2011 was due to two larger isolated reserves established in fiscal 2010.  The increase in costs of conventions was a result of higher costs incurred on trade shows attended.  Depreciation costs declined as a result of a lower level of demonstration equipment.

In the Commercial business unit, selling expenses were down approximately 7.0 percent for fiscal 2011 compared to fiscal 2010.  The changes for the fiscal year were primarily due to lower personnel costs, including taxes and benefits, of $0.7 million and lower depreciation costs of $0.5 million, partially offset by higher travel and entertainment costs of $0.3 million and various other expenses.

In the Live Events business unit, selling expenses declined by 13.0 percent for fiscal 2011 compared to fiscal 2010.  The decline for the quarter was the result of a $2.0 million decrease in personnel costs, including taxes and benefits, and a $0.3 million decrease in depreciation, which was partially offset by an increase in various other expenses.

Selling expenses for the Schools and Theatres business unit declined by 16.9 percent in fiscal 2011 as compared to fiscal 2010.  The decrease was the result of lower sales administration costs of $1.0 million; lower personnel costs, including benefits and taxes, of $0.5 million; lower bad debt expenses of approximately $0.4 million; and lower commission expense paid to third parties of $0.2 million.

In the Transportation business unit, selling expenses were generally flat for fiscal 2011 as compared to fiscal 2010.

In the International business unit, selling expenses increased one percent in fiscal 2011 as compared to fiscal 2010.  The increase was due to an increase in commissions to third parties of $0.6 million, an increase in travel and entertainment of approximately $0.2 million, and an increase in personnel costs, including taxes and benefits, of $0.3 million, which were partially offset by a decrease in depreciation of approximately $0.4 million and a decrease in bad debt expense of approximately $0.8 million.

Other Operating Expenses

	Year Ended
	April 28, 2012			April 30, 2011			May 1, 2010
(in thousands)	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales
General and administrative	$27,422	5.6%	16.9%	$23,453	5.3%	(6.9)%	$25,199	6.4%
Product design and development	23,507	4.8	24.1	18,949	4.3	(13.6)	21,920	5.6
Gain on insurance proceeds	—	—	—	—	—	(100.0)	(1,496)	(0.4)
Goodwill impairment	—	—	—	—	—	(100.0)	1,410	0.4

Fiscal Year 2012 as compared to Fiscal Year 2011
General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. The increase in general and administrative expense in fiscal 2012 as compared to fiscal 2011 is the net result of the following:

•
An increase in professional fees of $1.7 million as a result of higher litigation costs and international expansion initiatives, some of which were one-time costs and are expected to decline, and higher costs of information systems consulting fees, as we outsourced more projects to speed up development where we believed we could achieve a faster payback in efficiencies.

•
Increases in personnel costs, including taxes and benefits, of approximately $1.4 million due to an increase in employee count primarily related to personnel to support hiring in other areas and in accounting to support international development, primarily in China.

•	Increases in various other expenses of approximately $0.9 million.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and supplies. Investments in our DVX and DVN technology platform, architectural lighting products, various other initiatives to standardize display components and in other display technologies and related items, including control systems for both single site displays and networked displays, continue to drive product design and development expenses.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold. The increase in product development expense in fiscal 2012 as compared to fiscal 2011 is the net result of the allocation of the following changes in our engineering department total spending and other charges made directly to product development initiatives:

•	An increase in personnel costs, including taxes and benefits, of approximately $2.2 million, as we increased our staff to support the continued roll out of our display and control system platforms.

•	An increase in material costs related to product development of $1.5 million as a result of increasing importance placed on prototyping new products and the increase in new product introductions.

•	An increase of approximately $0.9 million in various other expenses.

Overall, we expect that product design and development expenses will increase slightly in fiscal 2013 as compared to fiscal 2012, although our goal is to continue to challenge our cost structure until our operating margin returns to more reasonable levels.

Fiscal Year 2011 as compared to Fiscal Year 2010
General and Administrative expenses decreased as a result of approximately $1.3 million in personnel costs, including benefits and taxes; lower costs related to hardware and software infrastructure, including depreciation, which decreased $0.3 million; and lower professional fees, which decreased by approximately $0.5 million.  The decreases were offset by an increase of $0.4 million in computer software, hardware, and maintenance costs.  The lower level of personnel costs was the result of the reductions in employees in prior years as described above.  The lower level of professional fees was due to the decreased audit and tax fees.

Product and design development expense declined in fiscal 2011 as compared to fiscal 2010 as the result of a decrease of $2.4 million in personnel costs, including taxes and benefits, and a decrease of approximately $0.1 million in depreciation expenses within our engineering departments.

Gain on insurance proceeds:  During the third quarter of fiscal 2010, we recorded a gain on insurance proceeds of $1.5 million related to the fire at our Star Circuits manufacturing facility as described in Note 15 to the Consolidated Financial Statements.  The proceeds from the insurance company were used to purchase replacement equipment, inventory and supplies and offset the extra expense of outsourcing this manufacturing and building out a new facility to house the operations.

Goodwill Impairment:  During the third quarter of fiscal 2010, we recorded a non-cash impairment charge of $1.4 million related to our Schools and Theatres and International business units.  The charge was approximately $0.7 million for each business unit.  There was no similar impairment expense in prior fiscal years.  The impairment resulted from our analysis of goodwill, which factored in the unexpected decline in forecasted discounted cash flows.  We attributed the decline to the weaker economic conditions and the continued decline in our stock price.  See Note 4 of the Consolidated Financial Statements for additional information, including estimates and assumptions we used to determine this charge.

Other Expenses

	Year Ended
	April 28, 2012			April 30, 2011			May 1, 2010
(in thousands)	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales	Percent Change	Amount	As a Percent of Sales
Interest Income, net	$1,412	0.3%	(18.7)%	$1,737	0.4%	29.2%	$1,344	0.3%
Other (expense) income, net	(110)	—	(112.5)	877	0.2	(131.8)	(2,756)	(0.7)

Fiscal Year 2012 as compared to Fiscal Year 2011
Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income declined slightly for fiscal 2012 as compared to fiscal 2011 due to a reduction in our cash and short term investment balances that was mainly the result of dividends paid during fiscal 2012.  As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect that our cash balances will be increasing during fiscal 2013; however, we are unable to project how that will compare to fiscal 2012.

Interest expense increased to $0.3 million for fiscal 2012 as a result of borrowings in China to support our expanding business there and the impact of currency controls, which limit our transfers of investment capital from the U.S. to fund operations in China.  We expect that interest expense will remain at relatively low levels for fiscal 2013.

Other (expense) income, net: The decrease of $1.0 million for fiscal 2012 as compared to fiscal 2011 is due to the net result of a $0.6 million gain on the settlement of amounts owed by Outcast Media International, Inc. in fiscal 2011, as described in previous filings, an increase of $0.7 million in foreign currency losses, and various other non-operating gains.

In addition, as a result of the decrease in the value of the U.S. dollar, we experienced higher levels of currency losses on U.S. dollar advances to foreign subsidiaries in fiscal 2012 compared to fiscal 2011.

Fiscal Year 2011 as compared to Fiscal Year 2010
Interest income, net: Interest income increased to $1.9 million for fiscal 2011 as compared to $1.5 million for fiscal 2010.  The increase was the result of higher levels of temporary cash investments and an increase in interest income recognized on long-term receivables. Interest expense remained flat at $0.2 million in fiscal 2011 and fiscal 2010.

Income Taxes

Fiscal Year 2012 as compared to Fiscal Year 2011
Income tax expense decreased to $3.1 million in fiscal 2012 as compared to $7.9 million in fiscal 2011. The decrease was attributable primarily to the decrease in income before income taxes and a decrease in the effective income tax rate. The effective tax rate was approximately 26.7 percent for fiscal 2012 as compared to 35.7 percent for fiscal 2011.

In comparing fiscal 2012 to fiscal 2011, changes in the effective tax rate is due to the net impact of the following items:

•
A decrease in the in the effective tax rate of approximately 5 percentage points as a result of the deductibility of dividends paid into our 401(k) in fiscal 2012 which were not deductible in fiscal 2011 due to a change in plan design.

•
An increase in the effective tax rate of approximately 3 percentage points as a result of the lower level of deduction for domestic production activities which result from the lower level of income before taxes.

•	A decrease in the effective rate of approximately 3 percentage points as a result of the impact of the research and development tax credit compared to income before taxes.

•	An increase in the liability for foreign income taxable in the United States under subpart F of the Internal Revenue Code of 1986, which increased the effective tax rate by 2.6 percentage points.

•
A decrease in the effective tax rate of approximately 2 percentage points as a result of the impact on the deferred tax expense in a foreign jurisdiction as a result of the expiration of the termination of a tax holiday.

•	Various other items which have a greater impact on the effective rate due to lower income before taxes but are not material to the results.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities as different taxing jurisdictions have different statutes of limitations. The United States Internal Revenue Service (IRS) is currently in the process of examining our U.S. federal tax returns for fiscal years 2009 and 2010. This audit is substantially complete and we believe that it will result in a net refund of approximately $0.1 million. The Chinese tax authorities recently completed an audit of our tax returns for calendar years prior to 2012 in connection with a transfer of location of our business address in China, which did not have a material impact on our financial statements.

Fiscal Year 2011 as compared to Fiscal Year 2010
Income tax expense (benefit) increased to $7.9 million in fiscal 2011 as compared to ($1.2) million in fiscal 2010.  The increase was attributable primarily to the increase in income before income taxes and an increase in the effective tax rate.  The effective rate for fiscal 2011 was an expense of approximately 35.7 percent as compared to a benefit of 14.2 percent in fiscal 2010.  Included in income tax expense for fiscal 2011 was the impact of the reinstatement of the research and development tax credit, which was signed by the President in late calendar year 2010.  This reduced our income tax expense by approximately $0.2 million, as the reinstatement was retroactive to January 1, 2010.  Had this benefit not been recognized, our effective tax rate would have been approximately 36.6 percent for fiscal 2011.  In addition, as a result of the operating losses in fiscal 2010, we were not entitled to the benefit of the domestic production activities deduction. which caused a reduction in the effective rate of approximately three percentage points in fiscal 2011. In addition to the foregoing factors, the effective tax rate varied from fiscal 2010 to 2011 as a result of the mix of pre-tax income in different countries. Furthermore, the rate was impacted by the magnitude of permanent adjustments compared to income before income taxes. In fiscal 2010, these permanent differences, which are generally consistent in amount from year to year, had a greater impact on the effective rate than they did in fiscal 2011 when income before taxes was higher.

Fiscal Year 2012 Fourth Quarter Summary

During the fourth quarter of fiscal 2012, net sales decreased 2.1 percent to $112.0 million as compared to $114.4 million in the fourth quarter of fiscal 2011.  The decrease was primarily due to decreased net sales in the Live Events, Transportation, and International business units, which was partially offset by an increase in net sales in the Commercial business unit.  The decline in Live Events resulted primarily from the decrease in net sales from professional baseball opportunities as explained previously.  The decline in sales in the International business unit, was the result of orders being delayed and getting pushed out into fiscal year 2013.  The decline in the Transportation business unit was the result of timing on customer orders and related delivery expectations.  The increase in the Commercial business unit was the result of increased orders for large video systems, primarily from orders placed prior to the fourth quarter of fiscal 2012.

Gross margin percentage decreased to 22.0 percent in the fourth quarter of fiscal 2012 from 24.9 percent in the fourth quarter of fiscal 2011.  The decrease in gross profit percentage was the net result of:

•
A decrease of approximately 4 percentage points in product sales, primarily due a 1.5 percentage point impact of cost overruns on projects in our Live Events business unit and competitive pressures driving down gross profit in our Commercial business unit.

•	A decrease of approximately 1.3 percentage points as a result of increased cost of our services infrastructure as previously explained.

•	An improvement of approximately 2 percentage points in our warranty expense.

Selling expenses rose from approximately $12.5 million to $13.8 million in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The increase was the net result of:

•	An increase of approximately $0.8 million in payroll costs, including taxes and benefits as explained previously.

•
An increase of approximately $0.3 million in travel and entertainment expenses to support the increased level of sales in the case of the Commercial business unit and to expand our reach in the case of the International business unit.

•
An increase of approximately $0.4 million in commissions and consultant fees primarily in the International business unit based on the higher level of sales through resellers and agents as opposed to direct.

•	A net decrease in various other expenses.

General and administrative costs rose by 13.2 percent in the fourth quarter of fiscal 2012 to $7.0 million as compared to $6.2 million in the fourth quarter of fiscal 2011.   The increase was the net result of:

•	An increase of approximately $0.4 million in payroll costs, including taxes and benefits as explained previously.

•	An increase of approximately $0.3 million in professional fees to support international expansion and other initiatives as explained previously.

Product development costs increased by 25.1 percent in the fourth quarter of fiscal 2012 to $6.5 million as compared to $5.2 million in the fourth quarter of fiscal 2011.  The increase in cost was the result of:

•	Higher overall engineering costs of approximately $0.6 million which are partially applied to product development.

•	Various impairments of capital assets of approximately $0.3 million related to the redesign of our outdoor surface mount product platform video display modules.

Net interest income decreased to $0.4 million in the fourth quarter of fiscal 2012 from $0.5 million in the fourth quarter of fiscal 2011. The decrease was attributable to the same reasons as explained previously.

The effective tax rate decreased to a benefit of approximately 77 percent in the fourth quarter of fiscal 2012 from an expense of 42 percent in the fourth quarter of fiscal 2011.  The decrease was the result of the recognition of various tax benefits in foreign jurisdictions, the reversal of a valuation allowance relating to net operating losses in a foreign jurisdiction, and an adjustment of state income tax estimates related to fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	April 28, 2012	April 30, 2011	Percent Change
Net cash provided by (used in):
Operating activities	$20,038	$41,346	(51.5)%
Investing activities	(18,753)	(29,886)	(37.3)
Financing activities	(26,284)	(21,032)	25.0
Effect of exchange rate changes on cash	114	277	(58.8)
Net decrease in cash and cash equivalents	$(24,885)	$(9,295)	167.7%

Cash flows from operating activities:  The decrease in cash from operating activities for fiscal 2012 as compared to fiscal 2011 was the net result of the following:

•	A decrease in net income of $5.8 million, adjusted by depreciation and amortization of $2.1 million, as previously described.

•
An increase in accounts receivables, which decreased cash from operations by approximately $5.0 million. Days sales outstanding increased from 45 days as of April 30, 2011 to 54 days as of April 28, 2012.  This change results from the natural volatility that can occur with large projects and the timing of customer payments.

•
A decrease in costs and earnings in excess of billings and an increase in billings in excess of costs and estimated earnings, which decreased cash from operations by approximately $4.7 million.  This decrease is due to the timing of construction type contracts, which can fluctuate significantly based on the particular contracts and their related billings.

•	An increase in inventory of approximately $7.5 million. Days inventory outstanding increased from 41 days as of April 30, 2011 to 53 days as of April 28, 2012.

•	An increase in accounts payable of approximately $4.7 million. Accounts payable turn days increased from 20 days as of April 30, 2011 to 23 days as of April 28, 2012.

•	An increase in various other operating assets and liabilities, net, which increased cash from operations by approximately $3.4 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The decrease in cash used in investing activities for fiscal 2012 as compared to fiscal 2011 was the result of the net effect of the following:

•
A decrease in the net cash invested in marketable securities, net of maturities.  We began investing excess cash in marketable securities in fiscal 2011 and have generally maintained that level of investment during fiscal 2012.  To the extent that maturities exceeded purchases in fiscal 2012, it resulted from lags in reinvesting the funds.

•
An increase in purchases of property and equipment of approximately $7.1 million.  During fiscal 2012, we invested $7.0 in manufacturing equipment, $5.0 million in product demonstration equipment, $3.5 million in information systems infrastructure, including software, and $0.9 million in other assets.  These investments were generally for maintenance in the case of information systems and in manufacturing related to the expansion of capability in China and in improving flexibility in our plants as it relates to new products.  As of the end of fiscal 2012, capital expenditures were 3.4 percent of net sales, and they were approximately $16.5 million for the fiscal year as a whole.

Cash flows from financing activities:  The increase in cash used by financing activities for fiscal 2012 as compared to fiscal 2011 was the result of an increase in dividends paid to shareholders as explained elsewhere in this report and a net payment on notes payable during fiscal 2012, which had the effect of a net decrease in cash of $3.2 million.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of April 28, 2012 was approximately $4.4 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $119.8 million at April 28, 2012 and $128.2 million at April 30, 2011.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

Our product development activities during fiscal 2012 included the enhancement of existing products and control systems and the development of new products from existing technologies, including new architectural lighting applications.  Product design and development expenses were $23.5 million for fiscal 2012 as compared to $18.9 million for fiscal 2011.  We expect to incur expenditures at a higher rate than our long-term targeted level of four percent of net sales for fiscal 2013 to develop new display products and solutions that will offer higher resolution and more cost-effective and energy-efficient displays, as well as control systems that are provided with the displays.  We intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2012. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5 percent at April 28, 2012.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of April 28, 2012, there were no advances under the line of credit.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank that expires on November 15, 2012 that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $20.0 million line of credit and includes facilities to issue up to $20.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured the credit facility that we entered into in China with a Chinese affiliate of the U.S. bank.  It is also expected to secure another facility in Europe to be used to issue credit enhancements as required under our contracts with our customers.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of April 28, 2012, there was $1.5 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as April 28, 2012 and April 30, 2011.  The minimum fixed charge coverage ratio as of April 28, 2012 was 45-to-1, and the ratio of interest-bearing debt to EBITDA as of April 28, 2012 was approximately 0.08-to-1.

On May 24, 2012, our Board of Directors declared a semi-annual dividend of $0.115 per share payable on June 25, 2012 to holders of record of our common stock on June 14, 2012. Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100 million in bonded work outstanding. At April 28, 2012, we had approximately $32,399 of bonded work outstanding against this line.

We believe that if our growth extends beyond current expectations, or if we make any strategic investments, we may need to increase our credit facilities or seek other means of financing.  We anticipate that we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources.  We believe that our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future.

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

As of April 28, 2012, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term marketing obligations and accrued interest	$888	$411	$412	$65	$—
Operating leases	9,320	2,997	3,844	2,403	76
Unconditional purchase obligations	2,742	1,801	941	—	—
Conditional purchase obligations	1,000	—	400	400	200
Lines of credit	1,459	1,459	—	—	—
Unrecognized tax benefits(1)	448	—	—	—	—
Total	$15,857	$6,668	$5,597	$2,868	$276
Other commercial commitments:
Standby letters of credit	$2,443	$2,423	$20	$—	$—
Surety Bonds	32,399	15,871	16,528	—	—
Guarantees	1,285	—	—	1,285	—

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 28, 2012, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant.  Net sales originating outside the United States for fiscal 2012 were approximately 17.2 percent of net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge a gains exchange rate fluctuations in the future.

During fiscal 2012, the U.S. dollar strengthened slightly throughout the year relative to the currencies of the foreign countries in which we operate, although the fluctuations have not been significant.  The overall improvement of the U.S. dollar had a negative impact on our International business unit’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars.  This has also translated to net losses on advances made by us to our foreign subsidiaries.  It is not possible to determine the exact impact of foreign currency exchange rate changes on net sales.  However, if there were to be a one percent additional weakening of the U.S. dollar as compared to all other currencies, we would gain an additional $0.1 million.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations and long-term accounts receivable.  We maintain a blend of both fixed and floating rate debt instruments.  As of April 28, 2012, our outstanding debt was $1.5 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of April 28, 2012.  As of April 28, 2012, our outstanding marketing obligations were $0.8 million, substantially all of which were in fixed rate obligations. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 28, 2012, our outstanding long-term receivables were $18.5 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (dollars in thousands)
	2013	2014	2015	2016	2017	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$5,830	$3,541	$3,110	$2,479	$1,630	$1,862
Average interest rate	8.1%	7.9%	8.0%	8.0%	7.7%	8.2%
Liabilities:
Long- and short-term debt
Fixed-rate	$1,459	$—	$—	$—	$—	$—
Average interest rate	6.6%
Long-term marketing obligations, including current portion
Fixed-rate	$359	$286	$126	$65	$—	$—
Average interest rate	8.7%	8.9%	8.9%	9.0%

Approximately $23.1 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiary.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 28, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 28, 2012 and April 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 13, 2012

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	April 28, 2012	April 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,423	$54,308
Restricted cash	1,169	1,546
Marketable securities	25,258	22,943
Accounts receivable, net	66,923	61,778
Inventories	54,924	46,889
Costs and estimated earnings in excess of billings	23,020	24,193
Current maturities of long-term receivables	5,830	5,343
Prepaid expenses and other assets	5,528	6,312
Deferred income taxes	10,941	9,640
Income tax receivables	5,990	4,870
Total current assets	229,006	237,822

Property and equipment, net	68,396	69,866
Advertising rights, net and other assets	1,157	1,383
Long-term receivables, less current maturities	12,622	13,558
Goodwill	3,347	3,384
Intangible assets	1,409	1,654
Deferred income taxes	30	180
TOTAL ASSETS	$315,967	$327,847

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, bank	$1,459	$2,316
Accounts payable	33,906	29,223
Accrued expenses	22,731	21,748
Warranty obligations	13,049	14,474
Billings in excess of costs and estimated earnings	14,385	20,284
Customer deposits (billed or collected)	12,826	11,288
Deferred revenue (billed or collected)	9,751	8,770
Current portion of other long-term obligations	359	273
Income taxes payable	665	880
Deferred income taxes	42	406
Total current liabilities	109,173	109,662

Long-term warranty obligations	9,166	8,508
Long-term deferred revenue (billed or collected)	4,361	4,559
Other long-term obligations, less current maturities	1,009	2,010
Deferred income taxes	1,453	6
Total long-term liabilities	15,989	15,083

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 120,000,000 shares; 41,930,116 and 41,606,070 shares issued at April 28, 2012 and April 30, 2011, respectively	34,631	32,670
Additional paid-in capital	24,320	21,149
Retained earnings	131,830	149,291
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income	33	1
TOTAL SHAREHOLDERS' EQUITY	190,805	203,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$315,967	$327,847

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Net sales	$489,526	$441,676	$393,185
Cost of goods sold	376,089	330,192	298,629
Gross profit	113,437	111,484	94,556

Operating expenses:
Selling expense	52,233	49,555	54,253
General and administrative	27,422	23,453	25,199
Product design and development	23,507	18,949	21,920
Gain on insurance proceeds	—	—	(1,496)
Goodwill impairment	—	—	1,410
	103,162	91,957	101,286
Operating income (loss)	10,275	19,527	(6,730)

Nonoperating income (expense):
Interest income	1,747	1,921	1,514
Interest expense	(335)	(184)	(170)
Other (expense) income, net	(110)	877	(2,756)

Income (loss) before income taxes	11,577	22,141	(8,142)
Income tax expense (benefit)	3,088	7,897	(1,153)
Net income (loss)	$8,489	$14,244	$(6,989)

Weighted average shares outstanding:
Basic	41,869	41,422	40,908
Diluted	42,304	42,277	40,908

Earnings (loss) per share:
Basic	$0.20	$0.34	$(0.17)
Diluted	$0.20	$0.34	$(0.17)

Cash dividends paid per share	$0.62	$0.60	$0.095

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of May 2, 2009:	$27,872	$13,898	$170,705	$(9)	$(555)	$211,911
Net loss	—	—	(6,989)	—	—	(6,989)
Foreign currency translation adjustment	—	—	—	—	108	108
Comprehensive loss						(6,881)
Net tax benefit (deduction) related to share compensation	—	71	—	—	—	71
Share-based compensation	—	3,762	—	—	—	3,762
Exercise of stock options	365	—	—	—	—	365
Employee savings plan activity	1,699	—	—	—	—	1,699
Dividend paid	—	—	(3,874)	—	—	(3,874)
Balance as of May 1, 2010:	29,936	17,731	159,842	(9)	(447)	207,053
Net income	—	—	14,244	—	—	14,244
Foreign currency translation adjustment	—	—	—	—	426	426
Unrealized gain on available for sale securities	—	—	—	—	22	22
Comprehensive income						14,692
Net tax benefit (deduction) related to share compensation	—	121	—	—	—	121
Share-based compensation	—	3,370	—	—	—	3,370
Exercise of stock options	1,352	(73)	—	—	—	1,279
Employee savings plan activity	1,382	—	—	—	—	1,382
Dividends paid	—	—	(24,795)	—	—	(24,795)
Balance as of April 30, 2011:	32,670	21,149	149,291	(9)	1	203,102
Net income	—	—	8,489	—	—	8,489
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Unrealized gain on available for sale securities	—	—	—	—	52	52
Comprehensive income						8,521
Net tax benefit (deduction) related to share compensation	—	(2)	—	—	—	(2)
Share-based compensation	—	3,262	—	—	—	3,262
Exercise of stock options	547	(89)	—	—	—	458
Employee savings plan activity	1,414	—	—	—	—	1,414
Dividends paid	—	—	(25,950)	—	—	(25,950)
Balance as of April 28, 2012:	$34,631	$24,320	$131,830	$(9)	$33	$190,805

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,489	$14,244	$(6,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,273	19,354	21,945
Amortization	245	287	315
Amortization of premium/discount on marketable securities	183	48	—
Gain on sale of property and equipment	(16)	(62)	(982)
Share-based compensation	3,262	3,370	3,762
Excess tax benefits from share-based compensation	(48)	(121)	(71)
Equity in losses of affiliates	—	36	2,535
Impairment of goodwill	—	—	1,410
Loss on sale of equity investees	—	—	230
Provision for doubtful accounts	(150)	(37)	421
Deferred income taxes, net	(68)	852	120
Change in operating assets and liabilities	(9,132)	3,375	21,088
Net cash provided by operating activities	20,038	41,346	43,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,524)	(9,386)	(16,121)
Proceeds from sales of property and equipment	231	238	181
Purchases of marketable securities	(18,870)	(23,035)	—
Sales or maturities of marketable securities	16,410	—	—
Insurance recoveries on property and equipment	—	187	3,213
Other investing activities, net	—	2,110	(372)
Net cash used in investing activities	(18,753)	(29,886)	(13,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	782	2,316	—
Payments on notes payable	(1,711)	—	—
Proceeds from exercise of stock options	547	1,352	365
Excess tax benefits from share-based compensation	48	121	71
Principal payments on long-term obligations	—	(26)	(27)
Dividends paid	(25,950)	(24,795)	(3,874)
Net cash used in financing activities	(26,284)	(21,032)	(3,465)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	114	277	(118)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,885)	(9,295)	27,102

CASH AND CASH EQUIVALENTS:
Beginning of period	54,308	63,603	36,501
End of period	$29,423	$54,308	$63,603

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

Fiscal year: We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010 each consisted of 52 weeks.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries – Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Daktronics Media Holdings, Inc.; Daktronics UK, Ltd.; Daktronics HK Limited; Daktronics International Limited; Daktronics Canada, Inc.; Daktronics Hoist, Inc.; Daktronics Beijing; Daktronics Australia Pty Ltd.; Daktronics FZE; Daktronics Installation; Daktronics Japan, Inc.; Daktronics Trading, Ltd.; Daktronics Brazil, Ltda.; and Daktronics Singapore Pte. Ltd.  Intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates over which we have significant influence are accounted for by the equity method.  As of April 28, 2012 and April 30, 2011 we did not have any investments accounted for by the equity method.  Prior to April 30, 2011, as explained in Note 17, we had various investments accounted for under the equity method.  Investments in affiliates as to which we do not have the ability to exert significant influence over their operating and financing activities are accounted for under the cost method of accounting.  We have evaluated our relationships with affiliates and have determined that these entities are either not variable interest entities or, in the case of variable interest entities, we are not the primary beneficiary and therefore they are not required to be consolidated in our consolidated financial statements.  The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to.  At such time the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation.  Our proportional share of the respective affiliates' earnings or losses is included in other income (expense) in our consolidated statements of operations.

As of May 1, 2010, we had a variable interest in Outcast Media International, Inc. (“Outcast”). During fiscal 2011 it became a cost method investee and ceased being treated as a variable interest entity. This occurred as a result of a reorganization of Outcast in connection with a sale of most of its assets.  The results of the variable interest analysis we completed prior to fiscal 2011 indicated that we were not the primary beneficiary of this variable interest entity and, as a result, we were not required to consolidate it. Our analysis included reviewing the amount of financial support, equity risk, and board influence.  As of April 28, 2012, our interest in Outcast consisted of a seven percent equity interest.  During fiscal 2010, we had written down our equity investment to zero.  During fiscal 2011, as described in Note 17, we exchanged certain other debt and obligations related to Outcast for a note from a third party related to Outcast.

The aggregate amount of investments accounted for under the cost method was $106 at April 28, 2012 and April 30, 2011.  The fair value of these investments has not been estimated, as there have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on construction-type contracts, estimated costs to be incurred for product warranties, excess and obsolete inventory, the reserve for doubtful accounts, share-based compensation, goodwill impairment and income taxes. Changes in estimates are reflected in the periods in which they become known.

Reclassifications: Certain reclassifications have been made to the fiscal year 2011 financial statements to conform to the presentation used in the fiscal year 2012 financial statements. We reclassified certain other assets from intangible assets and accrued expenses from warranty obligations. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and consist primarily of government repurchase agreements, savings accounts and money market accounts that are carried at cost, which approximates fair value.  We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We have not experienced any losses in such accounts.

Restricted cash: Restricted cash consists of deposits to secure bank guarantees issued by our foreign subsidiaries.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.  Market is determined on the basis of estimated net realizable values.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $63 and $19 at April 28, 2012 and April 30, 2011, respectively.

Long-term construction-type contracts: Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and capable of being estimated.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services approximated 9.0 percent, 9.4 percent and 9.4 percent of net sales for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010.

Multiple-element arrangements: We generate revenue from the sale of equipment and related services, including customization, installation and maintenance services.  In these limited cases, we provide some or all of such equipment and services to our customers under the terms of a single multiple-element sales arrangement.  These arrangements, typically involve the sale of equipment bundled with some or all of these services, but they may also involve instances in which we have contracted to deliver multiple pieces of equipment over time rather than at a single point in time.

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC 605-25, Revenue Arrangements with Multiple Deliverables and ASC 605-35, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  We first consider the separation criteria of ASC 605-35. Deliverables not within the scope of ASC 605-35 are evaluated for separation under ASC 605-25. For those elements that fall under the guidance of ASC 605-25, we generally account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer and if we have given the customer a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

When items included in a multiple-element arrangement represent separate units of accounting, we allocate the arrangement consideration to the individual items based on their relative fair values.  The amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.  Once we have determined the amount, if any, of arrangement consideration allocable to the delivered item(s), we apply the applicable revenue recognition policy to determine when and by which method such amount may be recognized as revenue.

We generally determine if objective and reliable evidence of fair value for the items included in a multiple-element arrangement exists based on whether we have vendor-specific objective evidence ("VSOE") of the price for which we sell an item on a standalone basis.  If we do not have VSOE for the item, we will use the price charged by a competitor selling a comparable product or service on a standalone basis to similarly situated customers, if available. If neither vendor-specific objective evidence nor third party evidence is available, we use our best estimate of selling price for that deliverable.

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

The cost of advertising rights, net of amortization, was $446 and $525 as of April 28, 2012 and April 30, 2011, respectively.

Property and equipment: Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings	7 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Computer software and hardware	3 - 5
Equipment held for rental	2 - 7
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $17,273, $19,354 and $21,945 for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010, respectively.

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

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,075 and $2,831 at April 28, 2012 and April 30, 2011, respectively, and is included in accrued expenses in our consolidated balance sheets.

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

Income taxes:  We account for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  ASC 740 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Tax rate changes are reflected in income during the period such changes are enacted.  We have benefited from a tax holiday in China that expired in fiscal 2012.  In fiscal 2012, 2011 and 2009, we realized a benefit of approximately $249 or $0.006 per share, $77 or $0.002 per share, and $97 or $0.002 per share, respectively.

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

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $1,843, $1,895 and $1,215 for fiscal years 2012, 2011 and 2010, respectively.

Shipping and handling costs: Shipping and handling costs that are collected from our customers in connection with our sales are recorded as revenue.  We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Earnings (loss) per share (“EPS”):  Basic EPS is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in our earnings.

The following is a reconciliation of the income (loss) and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010:

	Net income (loss)	Shares	Per share income (loss)
For the year ended April 28, 2012:
Basic earnings per share	$8,489	41,869	$0.20
Dilution associated with stock compensation plans	—	435	—
Diluted earnings per share	$8,489	42,304	$0.20
For the year ended April 30, 2011:
Basic earnings per share	$14,244	41,422	$0.34
Dilution associated with stock compensation plans	—	855	—
Diluted earnings per share	$14,244	42,277	$0.34
For the year ended May 1, 2010:
Basic loss per share	$(6,989)	40,908	$(0.17)
Dilution associated with stock compensation plans	—	—	—
Diluted loss per share	$(6,989)	40,908	$(0.17)

Options outstanding to purchase 1,611 shares of common stock with a weighted average exercise price of $19.17 per share during the fiscal year ended April 28, 2012 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 1,655 shares of common stock with a weighted average exercise price of $19.23 per share during the fiscal year ended April 30, 2011 were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Options outstanding to purchase 2,658 shares of common stock with a weighted average exercise price of $14.14 per share during the fiscal year ended May 1, 2010 were not included in the computation of diluted earnings per share because the loss recorded for the period makes the options anti-dilutive.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  The valuation provisions of ASC 718 apply to awards granted after its April 30, 2006 effective date.  Share-based compensation expense for awards granted prior to April 30, 2006, but that remained unvested on the effective date, were recognized over the remaining service period using the compensation cost estimated for the ASC 718 pro forma disclosures.  See Note 9 for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

On May 1, 2011, we prospectively adopted the Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU") 2009-13 Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, regarding revenue recognition for multiple deliverable arrangements and arrangements that include software elements. The update requires a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The residual method of revenue allocation is no longer permissible. Our adoption of ASU 2009-13 and ASU 2009-14 did not change our units of accounting for bundled arrangements, nor did it materially change how we allocate arrangement consideration to our various products and services. Accordingly, our adoption of ASU 2009-13 and ASU 2009-14 did not have a significant impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)-Intangibles-Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires any impairment to be recorded upon adoption as an adjustment to our beginning retained earnings. The adoption of this update on May 1, 2011 did not have an impact on our consolidated financial statements, as we do not have any reporting units with zero or negative carrying amounts.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 in the fourth quarter of fiscal 2012. Its adoption had no impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income.  ASU 2011-05 requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  In addition, ASU 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and interim periods thereafter.  On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income, which deferred the effective date for certain provisions that related to the presentation of reclassification adjustments and their presentation in the financial statements until further notice.  As this update impacts presentation only, its adoption will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. This new standard will be effective for us beginning in fiscal 2013. There will be no impact to our consolidated financial statement presentation, as ASU 2011-08 impacts the analysis to be performed only if needed.

Note 2.  Segment Reporting

We have organized our business into five business units which meet the definition of reportable segments under ASC 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment. These segments are based on the type of customer and geography.

Our Commercial segment primarily consists of sales of our video, Galaxy®, Fuelight™ and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events segment primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our Schools and Theatres segment primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation segment primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International segment consists of sales of all product lines outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1.  Absorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products and, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Net sales:
Commercial	$148,585	$112,515	$91,860
Live Events	160,933	161,572	159,229
Schools & Theatres	59,662	62,310	62,878
Transportation	48,284	45,215	40,481
International	72,062	60,064	38,737
	489,526	441,676	393,185
Contribution margin:
Commercial	24,011	12,925	5,176
Live Events	13,579	18,889	18,320
Schools & Theatres	4,716	7,247	4,422
Transportation	11,009	12,149	9,490
International	7,889	10,719	2,895
	61,204	61,929	40,303

Non-allocated operating expenses:
General and administrative	27,422	23,453	25,199
Product design and development	23,507	18,949	21,920
Gain on insurance proceeds	—	—	(1,496)
Goodwill impairment	—	—	1,410
Operating income (loss)	10,275	19,527	(6,730)

Nonoperating income (expense):
Interest income	1,747	1,921	1,514
Interest expense	(335)	(184)	(170)
Other income (expense), net	(110)	877	(2,756)

Income (loss) before income taxes	11,577	22,141	(8,142)
Income tax expense (benefit)	3,088	7,897	(1,153)
Net income (loss)	$8,489	$14,244	$(6,989)

Depreciation and amortization:
Commercial	$6,103	$6,790	$7,119
Live Events	5,055	6,224	7,477
Schools & Theatres	2,361	2,621	2,823
Transportation	1,386	1,524	1,745
International	650	692	1,010
Unallocated corporate depreciation	1,963	1,790	2,086
	$17,518	$19,641	$22,260

No single geographic area comprises a material amount of net sales or long-lived assets other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	April 28, 2012	April 30, 2011	May 1, 2010
Net sales:
United States	$405,479	$368,979	$347,787
Outside U.S.	84,047	72,697	45,398
	$489,526	$441,676	$393,185
Long-lived assets:
United States	$66,350	$68,034	$78,465
Outside U.S.	2,046	1,832	2,420
	$68,396	$69,866	$80,885

We are not economically dependent on a limited number of customers for the sale of our products and services because we have numerous customers world-wide.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 3.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income (loss).  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  For fiscal 2012 and 2011, no gains or losses on available-for-sale securities were recognized in earnings. The cost of securities sold is based on the specific identification method.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.  As of April 28, 2012 and April 30, 2011, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Balance as of April 28, 2012:
Certificates of deposit	$7,657	$—	$—	$7,657
U.S. Government securities	7,507	49	—	7,556
U.S. Government sponsored entities	4,503	2	—	4,505
Municipal bonds	5,517	23	—	5,540
	$25,184	$74	$—	$25,258
Balance as of April 30, 2011:
Certificates of deposit	$4,913	$—	$—	$4,913
U.S. Government securities	1,998	1	—	1,999
U.S. Government sponsored entities	13,598	19	—	13,617
Municipal bonds	2,412	2	—	2,414
	$22,921	$22	$—	$22,943

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 28, 2012 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$5,927	$1,730	$7,657
U.S. Government securities	4,522	3,034	7,556
U.S. Government sponsored agencies	500	4,005	4,505
Municipal obligations	1,601	3,939	5,540
Total available for sale	$12,550	$12,708	$25,258

Note 4.  Long Lived Assets

Goodwill and other intangible assets: We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or a decline in value may have occurred.  In conducting our impairment testing, we compare the fair value of each of our business units (reporting unit) to the related carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.  We conduct our impairment testing as of the first business day of the third fiscal quarter each year.

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

We performed an analysis of goodwill as of the first business day of our third quarter in fiscal 2012, 2011 and 2010.  The results of the analysis indicated that no goodwill impairment existed as of that date with respect to 2012 and 2011.  During fiscal 2010, as a result of revisions in our forward-looking 12-month forecast during the month of January 2010 resulting from lower than expected order bookings and increased near-term uncertainty, primarily in our Live Events business unit, the significance of orders being delayed in all business units, and the decline in our stock price, we believed that an additional goodwill impairment test was required as of January 31, 2010.  Based on the test at that time, we determined that the goodwill associated with the Schools and Theatres business unit, totaling $685, was fully impaired and that the goodwill associated with our International business unit of $725 was fully impaired. We therefore recognized an impairment loss as a result.  The impaired goodwill was related primarily to the acquisition of Hoffend and Sons, which was allocated to all business units, and the purchase of European Timing Systems, which was allocated to the International business unit.

The following table sets forth the change in goodwill during fiscal 2012:

	Live Events	Commercial	Transportation	Total Goodwill
Balance as of April 30, 2011:	$2,452	$756	$176	$3,384
Foreign currency translation	(17)	(15)	(5)	(37)
Balance as of April 28, 2012:	$2,435	$741	$171	$3,347

The following table sets forth the amounts of goodwill and accumulated impairment as of April 28, 2012 and April 30, 2011:

	Live Events	Commercial	Transportation	Schools and Theatres	International	Total
Balance as of April 28, 2012:
Goodwill	$2,435	$741	$171	$685	$725	$4,757
Accumulated impairment losses	—	—	—	(685)	(725)	(1,410)
	$2,435	$741	$171	$—	$—	$3,347
Balance as of April 30, 2011:
Goodwill	$2,452	$756	$176	$685	$725	$4,794
Accumulated impairment losses	—	—	—	(685)	(725)	(1,410)
	$2,452	$756	$176	$—	$—	$3,384

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in the fair values of each business unit.  This decline could lead to an impairment of goodwill in some or all of our business units.  Certain events, such as a worsening trend of orders and sales without a corresponding way to preserve future cash flows or a significant decline on our stock price, could cause a further impairment in goodwill.

As required by ASC 350, intangibles with finite lives are amortized.  We evaluate indefinite lived assets for impairment annually and whenever events or changes in circumstances indicate their carrying value may not be recoverable.  The net value of intangible assets is shown on our consolidated balance sheets.  Estimated amortization expense based on intangibles as of April 28, 2012 is $228 for each of the fiscal years 2013 through 2016 and $95 for fiscal 2017.

The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 28, 2012 and April 30, 2011:

	April 28, 2012			April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Definite-lived:
Patents	$2,282	$1,274	$1,008	$2,282	$1,046	$1,236
Non-compete agreements	—	—	—	348	331	17
	2,282	1,274	1,008	2,630	1,377	1,253
Indefinite-lived:
Registered trademarks	401	—	401	401	—	401
	$2,683	$1,274	$1,409	$3,031	$1,377	$1,654

Impairment of long-lived assets:  We recorded a pretax asset impairment charge of $538, $355 and $861 for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010, respectively for other long-lived assets including property and equipment.  The impairment charges related to technology changes in our demonstration equipment and tooling equipment.  Impairment charges related to the demonstration equipment are included in selling expense.  Impairment charges related to tooling were primarily included in product development.

Note 5.  Selected Financial Statement Data

Inventories consisted of the following:

	April 28, 2012	April 30, 2011
Raw materials	$24,880	$18,795
Work-in-process	10,581	8,457
Finished goods	19,463	19,637
	$54,924	$46,889

Inventories are reported net of the allowance for excess and obsolete inventory of $2,851 and $2,139 as of April 28, 2012 and April 30, 2011, respectively.

Property and equipment consisted of the following:

	April 28, 2012	April 30, 2011
Land	$1,497	$1,497
Buildings	56,431	55,457
Machinery and equipment	61,654	58,233
Office furniture and equipment	15,648	15,648
Computer software and hardware	42,172	37,754
Equipment held for rental	1,003	1,283
Demonstration equipment	9,806	8,086
Transportation equipment	4,116	3,688
	192,327	181,646
Less accumulated depreciation	123,931	111,780
	$68,396	$69,866

Accrued expenses consisted of the following:

	April 28, 2012	April 30, 2011
Compensation	$11,475	$11,149
Taxes, other than income taxes	3,987	4,237
Other	7,269	6,362
	$22,731	$21,748

Other (expense) income, net consisted of the following:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Foreign currency transaction gains (losses)	$(206)	$463	$(81)
Equity in losses of affiliates	—	(36)	(2,535)
Other	96	450	(140)
	$(110)	$877	$(2,756)

Note 6.  Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 28, 2012	April 30, 2011
Costs incurred	$304,058	$261,062
Estimated earnings	114,687	103,832
	418,745	364,894
Less billings to date	410,110	360,985
	$8,635	$3,909

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 28, 2012	April 30, 2011
Costs and estimated earnings in excess of billings	$23,020	$24,193
Billings in excess of costs and estimated earnings	(14,385)	(20,284)
	$8,635	$3,909

Note 7.  Receivables

We sell our products throughout the United States and in certain foreign countries on credit terms that we establish for each customer.  On the sale of certain products, we have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees.

Accounts receivable are reported net of an allowance for doubtful accounts of $2,398 and $2,548 at April 28, 2012 and April 30, 2011, respectively. Subsequent to April 28, 2012, we became aware of circumstances that could cause an increase in our allowance for doubtful accounts in an amount between $0 and $2,500.  These circumstances arise out of a contract in China for which payment by our customer is dependent on funding from a local government entity that is not under any legal obligation to provide.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $18,452 and $18,901 as of April 28, 2012 and April 30, 2011, respectively.  Contract and lease receivables bearing annual interest rates of 5.8 to 10.0 percent are due in varying annual installments through May 2023.  The face amount of long-term receivables was $21,494 as of April 28, 2012 and $22,807 as of April 30, 2011.  Included in accounts receivable as of April 28, 2012 and April 30, 2011 was $783 and $31, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 8.  Financing Agreements

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2012. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5 percent at April 28, 2012.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of April 28, 2012, there were no advances under the line of credit.

The credit agreement is unsecured.  In addition to provisions that limit dividends to the current year net profits after tax, the credit agreement also requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends, a capital expenditure reserve of $6.0 million, and income tax expense, over (b) all principal and interest payments with respect to debt, excluding debt outstanding on the line of credit, and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank that expires on November 15, 2012 that is intended to support our credit needs outside of the U.S., primarily in China and Europe.  The facility provides for a $20.0 million line of credit and includes facilities to issue up to $20.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured the credit facility that we entered into in China with a Chinese affiliate of the U.S. bank.  It is also expected to secure another facility in Europe to be used to issue credit enhancements as required under our contracts with our customers.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of April 28, 2012, there was $1.5 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as of April 28, 2012.  The special dividends paid on October 14, 2010 and December 22, 2011 were excluded from the computation of the fixed charge coverage ratio and are not subject to the limitations on dividends set forth in the credit agreement.  The minimum fixed charge coverage ratio as of April 28, 2012 was 45-to-1, and the ratio of interest-bearing debt to EBITDA as of April 28, 2012 was approximately 0.08-to-1.

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

Each outstanding share of our common stock includes one common share purchase right.  Each right entitles the registered holder to purchase from us one one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 15 percent or more of our outstanding common shares.  The rights expire on November 19, 2018, which date may be extended by our Board subject to certain additional conditions.

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan, the 2001 Outside Directors Option Plan (“2001 Plans”), the 1993 Incentive Stock Option Plan, as amended, and the 1993 Outside Directors Option Plan, as amended (“1993 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors prior to fiscal 2010 vest over three years, and options granted in or after fiscal 2010 vest in one year.  The restricted stock granted to independent directors vests in one year, provided that they remain on the Board.  Restricted stock units are granted to employees and have a five-year vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

The total number of shares of stock reserved and available for distribution under the 2007 Plan is 4,000 shares.  At April 28, 2012, there were 1,415 shares available for grants under the 2007 Plan.  As of their date of termination, the total number of shares reserved under the 2001 Plans and 1993 Plans were 3,200 and 6,080 shares, respectively.  Although the 2001 Plans and 1993 Plans remain in effect for options outstanding, no new options can be granted under these plans.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. In computing compensation expense under ASC 718 for restricted stock awards, we assumed an average annual forfeiture rate of zero percent when calculating the number of shares expected to vest based on the relatively short vesting period and the term of the director.  In computing compensation expense for restricted stock units, we assumed a range of forfeiture rates of 7.0 to 7.8 percent when computing the number of shares expected to vest and a dividend yield of approximately 1 percent. Unrecognized compensation expense related to the restricted stock and restrict stock unit awards was approximately $1,908 at April 28, 2012, which is expected to be recognized over a weighted-average period of 3.6 years.  The total fair value of restricted stock vested was $511, $288, and $80 for fiscal years 2012, 2011, and 2010, respectively.

A summary of nonvested restricted stock and restricted stock units for the years ended April 28, 2012, April 30, 2011 and May 1, 2010 is as follows:

	Year Ended
	April 28, 2012		April 30, 2011		May 1, 2010
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	181	$11.07	121	$8.21	4	$17.82
Granted	118	8.24	103	13.29	122	8.21
Vested	(49)	10.51	(35)	8.24	(4)	17.82
Forfeited	(8)	10.85	(8)	9.17	(1)	8.20
Outstanding at end of year	242	9.81	181	11.07	121	8.21

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended April 28, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2011	3,061	$14.07	5.5	$3,848
Granted	468	9.18	9.1	—
Canceled or forfeited	(114)	14.41	—	—
Exercised	(125)	4.39	—	624
Outstanding at April 28, 2012	3,290	13.73	5.3	463

Shares vested and expected to vest	3,121	13.72	5.3	459
Exercisable at April 28, 2012	2,206	15.31	4.0	437

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock on that day for all in-the-money options. We define in-the-money options at April 28, 2012 as options that had exercise prices that were lower than the $8.46 per share market price of our common stock at that date.  There were in-the-money options to purchase 402 shares exercisable at April 28, 2012. The total intrinsic value of options exercised during fiscal years 2012, 2011, and 2010 was $624, $1,945, and $897, respectively.  The total fair value of stock options vested was $2,497, $2,628, and $2,783 for fiscal years 2012, 2011, and 2010, respectively.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We recognize the fair value of the stock options on a straight-line basis as compensation expense.  All options are recognized over the requisite service periods of the awards, which are generally the vesting periods.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  ASC 718 requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting option forfeitures and record share-

based compensation expense only for those awards that are expected to vest. The following factors are the significant assumptions used in the computation of fair value of options:

Expected life.  The expected life of options granted represents the period of time that they are expected to be outstanding.  We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior.  We have examined our historical pattern of option exercises in an effort to determine if there were any discernible patterns of activity based on certain demographic characteristics.  Demographic characteristics tested included age, salary level, job level and geographic location.  We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.

Expected volatility.  We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with ASC 718 and SEC Staff Accounting Bulletin No. 107, Share Based Payments.  Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

Risk-free interest rate.  The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.

Dividend yield.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Fair Value of options granted	$3.46	$5.74	$3.73
Risk-free interest rate	1.10% - 1.50%	1.40% - 2.30%	2.10% - 2.50%
Expected dividend rate	0.71% - 2.15%	0.67% - 0.68%	0.51% - 0.56%
Expected volatility	44.59% - 46.85%	42.00% - 46.00%	47.00% - 49.00%
Expected life of option	5.9 - 6.8 years	5.9 - 6.7 years	5.1 - 5.5 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees to elect, in advance semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price.  The number of shares of common stock issued under the ESPP totaled approximately 160, 205, and 243 shares in fiscal 2012, 2011, and 2010, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 1,400 shares at April 28, 2012.  The total number of shares reserved under the ESPP is 2,500.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986.

Total share-based compensation expense:  As of April 28, 2012, there was $5,357 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize that cost over a weighted-average period of 3.1 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Stock options	$2,565	$2,671	$3,090
Restricted stock and stock units	256	256	201
Employee stock purchase plans	441	443	471
	$3,262	$3,370	$3,762

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for the fiscal years ended April 28, 2012, April 30, 2011, and May 1, 2010 is as follows:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Cost of sales	$610	$565	$532
Selling	982	1,065	1,207
General and administrative	1,059	1,103	1,333
Product design and development	611	637	690
	$3,262	$3,370	$3,762

We received $547 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 28, 2012. The tax benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $325, $239, and $188 for fiscal years 2012, 2011, and 2010, respectively.

Note 10.  Employee Benefit Plans

We sponsor a 401(k) savings plan under which eligible U.S. employees may choose to make voluntary contributions of such employee's compensation on a pretax basis, subject to certain Internal Revenue Service (IRS) limits. We make matching contributions equal to 25 percent (50 percent prior to August 1, 2010 and after January 29, 2011) of the employee's qualifying contribution up to six percent of such employee's compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1,000 hours during such plan year. We contributed $1,618, $905 and $937 to the plan for fiscal years 2012, 2011 and 2010, respectively.

We have unfunded deferred compensation agreements with certain officers and a former director under which interest is credited each year to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year.  Total amounts accrued for these plans as of April 28, 2012 and April 30, 2011 were $625 and $673, respectively.  Contributions for each of the fiscal years 2012, 2011 and 2010 were $23, $22 and $23, respectively.  The amounts accrued under the plans are not funded and are subject to the claims of the participants’ creditors.  Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 11.  Income Taxes

We account for uncertainties in tax positions under the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.  ASC 740-10 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2012 and 2011:

Amount
Balance as of May 1, 2010:	$538
Gross increases related to prior period tax positions	132
Gross decreases related to prior period tax positions	(104)
Gross increases related to current period tax positions	81
Lapse of statute of limitations	(120)
Balance as of April 30, 2011:	$527
Gross increases related to prior period tax positions	14
Gross decreases related to prior period tax positions	(178)
Gross increases related to current period tax positions	86
Lapse of statute of limitations	—
Balance as of April 28, 2012:	$449

As a result of the preliminary results of an IRS audit which is subject to change, we expect our unrecognized tax benefits to reduce in fiscal 2013.

We recorded $11, $(20) and $58 in net interest and penalties during the years ended April 28, 2012, April 30, 2011 and May 1, 2010, respectively.  We had accrued $(12) and $4 in net interest or penalties as of April 28, 2012 and April 30, 2011, respectively.  We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of exams by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2009, 2010, and 2011 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2004.

During the third quarter of fiscal 2011, the President signed into law a reinstatement of the research and development tax credit, retroactively to January 1, 2010. This reinstatement was effective only through December 31, 2011. As a result, we recognized approximately $686 in benefits, of which approximately $211 related to fiscal 2010.

Income tax expense (benefit) consisted of the following:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Current:
Federal	$2,266	$4,879	$(1,375)
State	577	1,227	145
Foreign	313	939	(43)
Deferred taxes	(68)	852	120
	$3,088	$7,897	$(1,153)

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income taxes is as follows:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Computed income tax expense (benefit) at federal statutory rate	$4,052	$7,732	$(2,849)
State taxes, net of federal benefit	497	1,107	263
Research and development tax credit	(1,004)	(981)	(689)
Meals and entertainment	375	299	272
Stock compensation	842	959	1,134
Dividends paid to retirement plan	(522)	—	—
Goodwill impairment	—	—	305
Domestic production activities deduction	(270)	(607)	—
Change in foreign deferred rates	(249)	—	—
Reversal of valuation allowance	(364)	—	—
Other, net	(269)	(612)	411
	$3,088	$7,897	$(1,153)

At April 28, 2012, we had foreign net operating loss carry-forwards totaling $186, which have an unlimited carry-forward period. We operated under a tax holiday in China that expired in fiscal 2012. As noted above, the expiration of this tax holiday caused a $249 decrease in our income tax expense in fiscal 2012.

The pretax income (loss) attributable to domestic and foreign operations was as follows:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Domestic	$10,052	$17,892	$(6,423)
Foreign	1,525	4,249	(1,719)
Income (loss) before income taxes	$11,577	$22,141	$(8,142)

The components of the net deferred tax asset were as follows:

	April 28, 2012	April 30, 2011	May 1, 2010
Deferred taxes assets:
Warranty reserves	$8,425	$8,730	$9,271
Vacation accrual	1,821	1,680	1,570
Net losses on equity investments	2,971	2,959	3,095
Deferred maintenance revenue	1,738	1,620	754
Reserves for excess and obsolete inventory	1,021	665	1,297
Equity compensation	653	557	486
Allowance for doubtful accounts	473	409	401
Inventory capitalization	907	414	478
Accrued compensation and benefits	742	900	753
Intangible assets	81	147	125
Net operating loss carry forwards	15	—	59
Other	334	214	174
	19,181	18,295	18,463
Deferred tax liabilities:
Property and equipment	(8,817)	(7,866)	(7,368)
Prepaid expenses	(669)	(470)	(543)
Other	(219)	(551)	(292)
	(9,705)	(8,887)	(8,203)
	$9,476	$9,408	$10,260

At April 28, 2012 and April 30, 2011, we had recorded valuation allowances of $0 and $364, respectively, against foreign net operating losses.  We believe that our deferred tax assets will be fully realized based upon our estimates of the future taxable income.

The following presents the classification of the net deferred tax asset on the accompanying consolidated balance sheets:

	April 28, 2012	April 30, 2011	May 1, 2010
Current assets	$10,941	$9,640	$12,578
Current liabilities	(42)	(406)	(210)
Non-current assets	30	180	62
Non-current liabilities	(1,453)	(6)	(2,170)
	$9,476	$9,408	$10,260

Note 12.  Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
(Increase) decrease:
Restricted cash	$377	$(282)	$(181)
Account receivable	(4,995)	(16,837)	14,073
Long-term receivables	462	(756)	4,165
Inventories	(7,539)	(10,341)	17,711
Costs and estimated earnings in excess of billings	1,173	1,040	2,308
Prepaid expenses and other current assets	784	82	(812)
Income taxes receivable	(1,120)	2,574	(7,444)
Advertising rights and other assets	226	823	1,043
Increase (decrease):
Accounts payable and accrued expenses	6,975	11,242	(6,399)
Customer deposits	1,538	1,940	(659)
Billings in excess of costs and estimated earnings	(5,899)	7,179	(664)
Long-term warranty obligations	(767)	4,561	(576)
Income taxes payable	(215)	853	(2,715)
Long-term deferred revenue	783	1,256	1,446
Other long-term obligations	(915)	41	(208)
	$(9,132)	$3,375	$21,088

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Cash payments for:
Interest	$306	$113	$262
Income taxes, net of refunds	4,292	(3,683)	7,745

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Demonstration equipment transferred to inventories	$409	$896	$1,955
Contributions of common stock under the employee stock purchase plan	1,413	1,382	1,699
Purchase of plant and equipment included in accounts payable and notes payable	1,475	673	289
Transfer of equipment or conversion of accounts receivable from affiliates	—	—	53

Note 13.  Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than quoted prices included within level 1 for the assets or liability, either directly or indirectly (for example, quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated input.

•	Level 3 - Unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities.

The fair values for fixed-rate contracts receivable are estimated using discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on our consolidated balance sheets for contracts receivable approximate fair value and have been categorized as a Level 2 fair value measurement.  The carrying amounts reported for variable rate long-term marketing obligations approximate fair value.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations reported on our consolidated balance sheets approximates fair value and have been categorized as a Level 2 fair value measurement.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 28, 2012 and April 30, 2011 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities between the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 28, 2012:
Cash and cash equivalents	$29,423	$—	$—	$29,423
Restricted cash	1,169	—	—	1,169
Available for sale securities:
Certificates of deposit	—	7,657	—	7,657
U.S. Government securities	7,556	—	—	7,556
U.S. Government sponsored entities	—	4,505	—	4,505
Municipal Bonds	—	5,540	—	5,540
Derivatives - currency forward contracts	—	(95)	—	(95)
	$38,148	$17,607	$—	$55,755
Balance as of April 30, 2011:
Cash and cash equivalents	$54,308	$—	$—	$54,308
Restricted cash	1,546	—	—	1,546
Available for sale securities:
Certificates of deposit	—	4,913	—	4,913
U.S. Government securities	1,999	—	—	1,999
U.S. Government sponsored entities	—	13,617	—	13,617
Municipal Bonds	—	2,414	—	2,414
Derivatives - currency forward contracts	—	(258)	—	(258)
	$57,853	$20,686	$—	$78,539

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

Certificates of deposit: Consists of time deposit accounts with original maturities of less than three years and various yields.  The fair value of these securities was measured based on valuations observed in less active markets that out Level 1 investments from a third party financial institution and is classified as Level 2.  The carrying amount approximates fair value.

U.S. Government securities:  Consists of U.S. Government treasury bills, notes, and bonds with original maturities of less than three years and various yields. The fair value of these securities was measured using quoted market prices in active markets and is classified as Level 1.

U.S. Government sponsored entities: Consist of Fannie Mae and Federal Home Loan Bank investment grade debt securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations observed in less active markets then Level 1 investments and is classified as Level 2.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations: Consist of investment grade municipal bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The contractual maturities of these investments vary from two to three years.   The fair value of these bonds was measured based on valuations observed in less active markets then Level 1 investments and is classified as Level 2.

Derivatives – currency forward contracts: Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third party bank and is classified as Level 2. See Note 14 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations or recognize significant impairment losses during fiscal 2012 or fiscal 2011.

Note 14. Derivative Financial Information

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the statement of operations in the period the derivative contract is settled.  As of April 28, 2012 and April 30, 2011, we had not designated any of our derivative instruments as accounting hedges, and, thus, recorded the changes in fair value in the other income/expense.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at April 28, 2012 and April 30, 2011 were as follows:

	April 28, 2012		April 30, 2011
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Euros	130	99	2,600	1,867
U.S. Dollars/Australian Dollars	3,315	3,269	—	—
U.S. Dollars/Polish Zlotys	—	—	803	2,390
U.S. Dollars/Canadian Dollars	870	868	—	—
U.S. Dollars/Singapore Dollars	96	121	—	—
U.S. Dollars/Brazilian Reais	242	436	—	—

As of April 28, 2012 and April 30, 2011, there was a net liability of $95 and $258, respectively, representing the fair value of foreign currency exchange forward contracts was determined, using Level 2 inputs from a third party bank.

Note 15.  Commitments and Contingencies

Litigation:  We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters, taken as a whole, will not have a material adverse effect on our consolidated financial statements.

Guarantees:  In connection with the sale of equipment to various financial institutions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of April 28, 2012 and April 30, 2011.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

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

Changes in our product warranties during the years ended April 28, 2012 and April 30, 2011 consisted of the following:

	April 28, 2012	April 30, 2011
Beginning accrued warranty costs	$22,982	$18,866
Warranties issued during the period	8,199	10,026
Settlements made during the period	(13,531)	(14,909)
Changes in accrued warranty costs for preexisting warranties during the period, including expirations	4,565	8,999
Ending accrued warranty costs	$22,215	$22,982

Performance guarantees:  We have entered into standby letter of credit agreements, bank guarantees and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of April 28, 2012, we had outstanding letters of credit agreements, bank guarantees and surety bonds in the amount of $2,443 and $32,399, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles and office space for various sales and service locations throughout the world, including manufacturing space in the United States and China and various equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.   Rental expense for operating leases was $3,159, $3,738 and $3,513 for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 28, 2012:

Fiscal years ending	Amount
2013	$2,997
2014	2,170
2015	1,674
2016	1,598
2017	805
Thereafter	76
$9,320

Purchase commitments:  From time to time, we commit to purchase inventory, advertising rights, and various other products and services over periods that extend beyond a year.  As of April 28, 2012, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2013	$1,801
2014	1,042
2015	299
2016	200
2017	200
Thereafter	200
$3,742

Allowance for doubtful accounts: Subsequent to April 28, 2012, we became aware of circumstances that could cause an increase in our allowance for doubtful accounts in an amount between $0 and $2,500.  These circumstances arise out of a contract in China for which payment by our customer is dependent on funding from a local government entity that is not under any legal obligation to provide.

Insurance revenues: In October 2009, our subsidiary Star Circuits, Inc., which produces circuit boards for use in our products, had a fire which damaged or destroyed its key production equipment and building mechanical and structural components.  Operations were stopped in this facility until new equipment was installed and the build out was completed in another building in the fourth quarter of fiscal 2010.  Our insurance coverages entitled us to receive payments for business interruption, as well as recoveries for damage to the building and equipment as a result of the fire.

During fiscal 2010, we received or settled on $3,748 of insurance proceeds related to this incident.  Insurance proceeds to reimburse costs to reconstruct the facility and to replace manufacturing equipment, supplies and contents resulted in gains of $1,496 during fiscal 2010, or $0.04 per share, net of taxes.  Additionally, in fiscal 2010, we recorded $988 in business interruption reimbursements for extra expenses incurred during the non-operating period in cost of goods sold.  There were no outstanding insurance reimbursements as of April 28, 2012.

Note 16.  Exit or Disposal Costs

During fiscal 2010, we closed 16 regional offices throughout the United States and recorded the costs associated with these closures of approximately $543, on a pretax basis.  This included approximately $208 related to inventory reserves included in costs of goods sold, approximately $78 in severance costs and approximately $257 in lease termination costs which are included in selling expenses.

During fiscal 2011, we closed a regional office in the United States and recorded the costs associated with the closure of approximately $255, on a pretax basis, which was for lease termination costs and were included in selling expenses.  At the end of fiscal 2012, we had accrued  approximately $189 related to the lease termination costs incurred in fiscal 2010 and 2011.

Note 17.  Investments in Affiliates and Related Party Transactions

We owned a seven percent interest in Outcast as of April 28, 2012 and April 30, 2011.  Prior to February 2011, our interest in Outcast was 37.5 percent.  As a result of certain transactions during fiscal 2011, Outcast ceased being an equity method investee and, as of April 30, 2011, was a cost method investee with a carrying balance of zero. These transactions during fiscal 2011 resulted in our release under our guarantees of certain debt of Outcast and resulted in the repayment of various loans and advances we had made to Outcast and related parties of Outcast. These transactions resulted in a gain of approximately $605 during fiscal 2011, which is included in other income.

We sold our ownership in Ledtronics in fiscal 2010.  Equity in earnings (losses) in Outcast and Ledtronics was $0 in fiscal 2012 and 2011 and $(2,765) in fiscal 2010.  During the year ended May 30, 2010, we recorded revenues associated with equipment and service deliveries of $430, and inventory purchases of $76 relating to these related parties.  We have no payables due to these affiliates.

Note 18.  Subsequent Events

On May 24, 2012, our Board of Directors declared a dividend of $0.115 per share payable on June 25, 2012 to holders of record of our common stock on June 14, 2012.

Note 19.  Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$118,698	$135,910	$122,925	$111,994
Gross profit	29,507	31,470	27,855	24,606
Net income (loss)	3,368	3,959	1,666	(505)
Basic earnings (loss) per share	0.08	0.09	0.04	(0.01)
Diluted earnings (loss) per share	0.08	0.09	0.04	(0.01)

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$100,503	$126,919	$99,868	$114,386
Gross profit	26,588	32,817	23,642	28,437
Net income	2,442	7,007	1,831	2,964
Basic earnings per share	0.06	0.17	0.04	0.07
Diluted earnings per share	0.06	0.17	0.04	0.07

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of April 28, 2012, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 28, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 28, 2012 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 28, 2012.

Our internal control over financial reporting as of April 28, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ James B. Morgan	By /s/ William R. Retterath
James B. Morgan	William R. Retterath
Chief Executive Officer	Chief Financial Officer
June 13, 2012	June 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries' internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daktronics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 28, 2012, and our report dated June 13, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Minneapolis, Minnesota
June 13, 2012

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2012 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and officers for the fiscal year ended April 28, 2012 will be in the Proxy Statement under the heading “Proposal One -Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement.  There were no related party transactions in fiscal 2012.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of April 28, 2012 and April 30, 2011
Consolidated Statements of Operations for each of the three fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010
    Consolidated Statement of Changes in Shareholders’ Equity for each of the three fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010
    Consolidated Statements of Cash Flows for each of the three fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010
    Notes to Consolidated Financial Statements

(2)	Schedules

The following financial statement schedules are submitted herewith:

    Schedule II – Valuation and Qualifying Accounts

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)	Exhibits

Certain schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Amendment to the Articles of Incorporation. (2)

3.3	Amendment to the Articles of Incorporation. (15)

3.4	Amended and Restated Bylaws of the Company. (3)

4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)

4.2	Shareholders Rights Agreement. (5)

4.3	2001 Incentive Stock Option Plan. (6)*

4.4	2001 Outside Directors Stock Option Plan. (6)*

4.5	2001 Outside Directors Stock Option Plan. (6)*

4.6	Daktronics, Inc. 2007 Incentive Stock Plan. (9)*

10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*

10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*

10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*

10.4	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)

10.5	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)

10.6	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)

10.7	Tenth Amendment to Loan Agreement dated November 15, 2011 by and between Daktronics, Inc. and U.S. Bank National Association (11)

10.8	Renewal Revolving Note Dated November 15, 2011 between Daktronics, Inc. and U.S. Bank National Association. (19)

10.9	Loan Agreement Dated December 23, 2010 between Daktronics, Inc. and Bank of America, N.A. (16)

10.10	Second Amendment to Loan Agreement Dated November 15, 2011 by and between Daktronics, Inc. and Bank of America, N.A. (17)

10.11	Revolving Note Dated November 15, 2011 between Daktronics, Inc. and Bank of America, N.A. (18)

21.1	Subsidiaries of the Company. (14)

23.1	Consent of Ernst & Young LLP. (14)

25	Power of Attorney. (14)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.

(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.

(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.

(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(5)	Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.

(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.

(10)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 12, 2009.

(11)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 17, 2011.

(12)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on January 25, 2007.

(13)	Incorporated by reference to Exhibit 10.6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.

(14)	Filed herewith electronically.

(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with filed with our Current Report on Form 8-K filed on November 17, 2011.

(17)	Incorporated by reference to Exhibit 10.5 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

(18)	Incorporated by reference to Exhibit 10.6 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

(19)	Incorporated by reference to Exhibit 10.2 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

*	Indicates a management contract or compensatory plan or arrangement.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, Keyframe®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, SportStar™, SportsLink®, Vanguard®, V-Play®, Venus®, V-Net®, Visiconn®, V-Tour®, V-Link®, and Vortek® are trademarks of Daktronics, Inc.  Windows® and all other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2012.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 13, 2012
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 13, 2012
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 13, 2012
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 13, 2012
Aelred J. Kurtenbach

By /s/ Frank J. Kurtenbach	Director	June 13, 2012
Frank J. Kurtenbach

By /s/ James B. Morgan	Director	June 13, 2012
James B. Morgan

By /s/ John L. Mulligan	Director	June 13, 2012
John L. Mulligan

By /s/ Bruce W. Tobin	Director	June 13, 2012
Bruce W. Tobin

By /s/ James A. Vellenga	Director	June 13, 2012
James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 28, 2012, April 30, 2011 and May 1, 2010
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ Deductions (1)	Balance at End of Year
2012	$2,548	$110	$(260)	$2,398
2011	2,585	101	(138)	2,548
2010	2,164	1,221	(800)	2,585
(1)  Write-off of uncollected accounts, net of collections

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Amendment to the Articles of Incorporation. (2)

3.3	Amendment to the Articles of Incorporation. (15)

3.4	Amended and Restated Bylaws of the Company. (3)

4.1	Form of Stock Certificate evidencing Common Stock, without par value, of the Company. (4)

4.2	Shareholders Rights Agreement. (5)

4.3	2001 Incentive Stock Option Plan. (6)*

4.4	2001 Outside Directors Stock Option Plan. (6)*

4.5	2001 Outside Directors Stock Option Plan. (6)*

4.6	Daktronics, Inc. 2007 Incentive Stock Plan (9)*

10.1	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Aelred Kurtenbach. (8)*

10.2	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and Frank Kurtenbach. (8)*

10.3	Amended and Restated Deferred Compensation Agreement Between Daktronics, Inc. and James Morgan. (8)*

10.4	Loan Agreement dated October 14, 1998 between U.S. Bank National Association and Daktronics, Inc. (13)

10.5	Sixth Amendment to Loan Agreement Dated January 23, 2007 by and between Daktronics, Inc. and U.S. Bank National Association. (12)

10.6	Eighth Amendment to Loan Agreement Dated November 12, 2009 by and between Daktronics, Inc. and U.S. Bank National Association. (10)

10.7	Tenth Amendment to Loan Agreement dated November 15, 2011 by and between Daktronics, Inc. and U.S. Bank National Association (11)

10.8	Renewal Revolving Note Dated November 15, 2011 between Daktronics, Inc. and U.S. Bank National Association. (19)

10.9	Loan Agreement Dated December 23, 2010 between Daktronics, Inc. and Bank of America, N.A. (16)

10.10	Second Amendment to Loan Agreement Dated November 15, 2011 by and between Daktronics, Inc. and Bank of America, N.A. (17)

10.11	Revolving Note Dated November 15, 2011 between Daktronics, Inc. and Bank of America, N.A. (18)

21.1	Subsidiaries of the Company. (14)

23.1	Consent of Ernst & Young LLP. (14)

25	Power of Attorney. (14)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (14)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.) (14)

(1)	Incorporated by reference to the exhibit with the same exhibit number filed with our Registration Statement on Form S-1 on December 3, 1993.

(2)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on July 28, 1999.

(3)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on August 18, 2005.

(4)	Incorporated by reference to the exhibit with the same exhibit number filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466.

(5)	Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed on October 20, 2002 as Commission File No. 333-100842.

(8)	Incorporated by reference to the exhibit with the same exhibit number filed with our Annual Report on Form 10-K on June 28, 2004 as Commission File No. 0-23246.

(9)	Incorporated by reference to Exhibit 10-1 filed with our Quarterly Report on Form 10-Q on August 20, 2007 as Commission File No. 0-23246.

(10)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 12, 2009.

(11)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 17, 2011.

(12)	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on January 25, 2007.

(13)	Incorporated by reference to Exhibit 10.6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998.

(14)	Filed herewith electronically.

(15)	Incorporated by reference to the Definitive Proxy Statement filed on July 6, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with filed with our Current Report on Form 8-K filed on November 17, 2011.

(17)	Incorporated by reference to Exhibit 10.5 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

(18)	Incorporated by reference to Exhibit 10.6 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

(19)	Incorporated by reference to Exhibit 10.2 filed with filed with our Current Report on Form 8-K filed on November 17, 2011

*	Indicates a management contract or compensatory plan or arrangement.

All Sport®, Daktronics®, DakStats®, DakTicker®, DataTime®, DataTrac™, Galaxy®, GalaxyPro™, Keyframe®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, SportStar™, SportsLink®, Vanguard®, V-Play®, Venus®, V-Net®, Visiconn®, V-Tour®, V-Link®, and Vortek® are trademarks of Daktronics, Inc.  Windows® and all other trademarks referenced are the intellectual property of their respective companies.