Form 10-Q
period 2012-07-28
DAKTRONICS INC /SD/
filed 2012-08-31
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2012

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 27, 2012 was 42,027,506.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 28, 2012	April 28, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,840	$29,423
Restricted cash	49	1,169
Marketable securities	25,050	25,258
Accounts receivable, net	76,673	66,923
Inventories	55,934	54,924
Costs and estimated earnings in excess of billings	27,589	23,020
Current maturities of long-term receivables	5,894	5,830
Prepaid expenses and other assets	5,984	5,528
Deferred income taxes	10,936	10,941
Income tax receivables	1,739	5,990
Total current assets	248,688	229,006

Long-term receivables, less current maturities	13,471	12,622
Goodwill	3,316	3,347
Intangibles	1,352	1,409
Advertising rights, net and other assets	1,039	1,157
Deferred income taxes	30	30
	19,208	18,565
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	56,467	56,431
Machinery and equipment	61,949	61,654
Office furniture and equipment	15,646	15,648
Computer software and hardware	42,709	42,172
Equipment held for rental	983	1,003
Demonstration equipment	9,151	9,806
Transportation equipment	4,196	4,116
	192,598	192,327
Less accumulated depreciation	126,942	123,931
	65,656	68,396
TOTAL ASSETS	$333,552	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	July 28, 2012	April 28, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$470	$1,459
Accounts payable	35,550	33,906
Accrued expenses	22,446	22,731
Warranty obligations	13,156	13,049
Billings in excess of costs and estimated earnings	20,254	14,385
Customer deposits (billed or collected)	19,473	12,826
Deferred revenue (billed or collected)	9,999	9,751
Current portion of other long-term obligations	388	359
Income tax payable	755	665
Deferred income taxes	55	42
Total current liabilities	122,546	109,173

Long-term warranty obligations	9,451	9,166
Long-term deferred revenue (billed or collected)	4,480	4,361
Other long-term obligations, less current maturities	1,671	1,009
Deferred income taxes	1,453	1,453
Total long-term liabilities	17,055	15,989
TOTAL LIABILITIES	139,601	125,162

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 42,046,796 and 41,930,116 shares issued at July 28, 2012 and April 28, 2012, respectively	35,420	34,631
Additional paid-in capital	25,084	24,320
Retained earnings	133,676	131,830
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(220)	33
TOTAL SHAREHOLDERS' EQUITY	193,951	190,805
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$333,552	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales	$132,919	$118,698
Cost of goods sold	96,529	89,191
Gross profit	36,390	29,507

Operating expenses:
Selling expense	13,080	12,209
General and administrative	6,581	6,464
Product design and development	6,021	5,718
	25,682	24,391
Operating income	10,708	5,116

Nonoperating income (expense):
Interest income	431	435
Interest expense	(87)	(76)
Other expense, net	(180)	(146)

Income before income taxes	10,872	5,329
Income tax expense	4,194	1,961
Net income	$6,678	$3,368

Weighted average shares outstanding:
Basic	42,068	41,725
Diluted	42,141	41,941

Earnings per share:
Basic	$0.16	$0.08
Diluted	$0.16	$0.08

Cash dividend declared per share	$0.115	$0.11

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	July 28, 2012	July 30, 2011

Net income	$6,678	$3,368

Other comprehensive (loss) income:
Cumulative translation adjustments	(227)	38
Unrealized gains (loss) on available-for-sale securities, net of tax	(26)	53
Total other comprehensive (loss) income, net of tax	(253)	91
Comprehensive income	$6,425	$3,459

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,678	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,819	4,584
Amortization	57	67
Amortization of premium/discount on marketable securities	48	51
Loss on sale of property and equipment	3	48
Share-based compensation	762	867
Excess tax benefits from share-based compensation	(2)	—
Provision for doubtful accounts	(281)	(260)
Deferred income taxes, net	19	(16)
Change in operating assets and liabilities	5,405	2,931
Net cash provided by operating activities	16,508	11,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,443)	(2,903)
Proceeds from sale of property and equipment	92	26
Purchases of marketable securities	(3,857)	(5,264)
Proceeds from sales or maturities of marketable securities	3,999	2,485
Net cash used in investing activities	(1,209)	(5,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	311
Payments on notes payable	(982)	—
Proceeds from exercise of stock options	58	218
Excess tax benefits from share-based compensation	2	3
Dividend paid	(4,832)	(4,588)
Net cash used in financing activities	(5,754)	(4,056)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(128)	77
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,417	2,005

CASH AND CASH EQUIVALENTS:
Beginning of period	29,423	54,308
End of period	$38,840	$56,313

Supplemental disclosures of cash flow information:
Cash payments (receipts) for:
Interest	$36	$43
Income taxes, net of payments	(85)	(3,367)

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	156	13
Purchase of property and equipment included in accounts payable	519	676

See notes to consolidated financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at April 28, 2012 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 28, 2012, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. In the first quarter of fiscal 2013, we revised our presentation of comprehensive income to conform to the guidance in this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU will be effective for impairment tests after April 29, 2012. The adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition, as this ASU impacts the analysis to be performed.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amended guidance gives entities the option to perform a qualitative impairment assessment to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. An entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset and whether it is more-likely-than-not that the fair value exceeds its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  The adoption of this amended guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 28, 2012 and July 30, 2011:

	Net income	Shares	Per share income
For the three months ended July 28, 2012:
Basic earnings per share	$6,678	42,068	$0.16
Dilution associated with stock compensation plans	—	73	—
Diluted earnings per share	$6,678	42,141	$0.16
For the three months ended July 30, 2011:
Basic earnings per share	$3,368	41,725	$0.08
Dilution associated with stock compensation plans	—	216	—
Diluted earnings per share	$3,368	41,941	$0.08

Options outstanding to purchase 3,133 shares of common stock with a weighted average exercise price of $14.11 for the three months ended July 28, 2012 and 1,658 shares of common stock with a weighted average exercise price of $19.07 for the three months ended July 30, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 28, 2012 were as follows:

	Live Events	Commercial	Transportation	Total
Balance as of April 28, 2012:	$2,435	$741	$171	$3,347
Foreign currency translation	(14)	(12)	(5)	(31)
Balance as of July 28, 2012:	$2,421	$729	$166	$3,316

We perform an analysis of goodwill on an annual basis as of the first business day of our third quarter of each year and more frequently if circumstances warrant.  We last performed this analysis as of October 30, 2011.  The result of that analysis indicated that no goodwill impairment existed as of that date.

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

Note 4. Inventories

Inventories consisted of the following:

	July 28, 2012	April 28, 2012
Raw materials	$24,402	$24,880
Work-in-process	9,710	10,581
Finished goods	21,822	19,463
	$55,934	$54,924

Note 5. Segment Disclosure

We have organized our business into five business units which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: the Commercial segment, the Live Events segment, the Schools and Theatres segment, the Transportation segment, and the International segment. These segments are based on the type of customer and geography.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, and Schools and Theatres segments based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products, therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales:
Commercial	$38,356	$32,703
Live Events	44,509	38,517
Schools & Theatres	18,174	18,483
Transportation	16,596	11,500
International	15,284	17,495
	132,919	118,698

Contribution margin:
Commercial	6,202	4,538
Live Events	7,076	3,408
Schools & Theatres	2,577	3,400
Transportation	5,979	3,345
International	1,476	2,607
	23,310	17,298
Non-allocated operating expenses:
General and administrative	6,581	6,464
Product design and development	6,021	5,718
Operating income	10,708	5,116

Nonoperating income (expense):
Interest income	431	435
Interest expense	(87)	(76)
Other expense, net	(180)	(146)

Income before income taxes	10,872	5,329
Income tax expense	4,194	1,961
Net income	$6,678	$3,368

Depreciation and amortization:
Commercial	$1,280	$1,681
Live Events	1,104	1,311
Schools & Theatres	576	639
Transportation	324	361
International	137	164
Unallocated corporate depreciation	455	495
	$3,876	$4,651

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales:
United States	$115,759	$98,100
Outside U.S.	17,160	20,598
	$132,919	$118,698

	July 28, 2012	April 28, 2012
Long-lived assets:
United States	$63,769	$66,350
Outside U.S.	1,887	2,046
	$65,656	$68,396

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

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of July 28, 2012 and April 28, 2012.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for all of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to ten years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors that affect our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We periodically assess the adequacy of our recorded warranty reserves and, to the extent that we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the three months ended July 28, 2012 consisted of the following:

Amount
Beginning accrued warranty costs	$22,215
Warranties issued during the period	2,771
Settlements made during the period	(3,219)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	840
Ending accrued warranty costs	$22,607

Performance guarantees:  We have entered into standby letter of credit agreements, bank guarantees and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of July 28, 2012, we had outstanding letters of credit agreements, bank guarantees and surety bonds in the amount of $4,193 and $25,916, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles and office space for various sales and service locations throughout the world, including manufacturing space in the United States and China and various equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $718 and $856 for the three months ended July 28, 2012 and July 30, 2011, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 28, 2012:

Fiscal years ending	Amount
2013	$2,300
2014	2,334
2015	1,787
2016	1,605
2017	803
Thereafter	75
$8,904

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods that extend beyond a year.  As of July 28, 2012, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2013	$1,733
2014	1,202
2015	399
2016	300
2017	250
Thereafter	200
$4,084

Allowance for doubtful accounts: During the first quarter of fiscal 2013, we became aware of circumstances that could cause an increase in our allowance for doubtful accounts in an amount between $0 and $2,500.  These circumstances arise out of a contract for which payment by our customer is dependent on funding from a local government entity that is not under any legal obligation to pay our customer.

Note 7.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2009, 2010, 2011 and 2012 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2004.

As of July 28, 2012, we had $452 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.

Note 8.  Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between the following three levels of inputs that may be utilized when measuring fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included within Level 1 for the assets or liability, either directly or indirectly (for example, quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated input.)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 28, 2012 and April 28, 2012 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of July 28, 2012:
Cash and cash equivalents	$38,840	$—	$38,840
Restricted cash	49	—	49
Available-for-sale securities:
Certificates of deposit	—	7,164	7,164
U.S. Government securities	6,539	—	6,539
U.S. Government sponsored entities	—	5,203	5,203
Municipal obligations	—	6,144	6,144
Derivatives - currency forward contracts	—	(253)	(253)
	$45,428	$18,258	$63,686
Balance as of April 28, 2012:
Cash and cash equivalents	$29,423	$—	$29,423
Restricted cash	1,169	—	1,169
Available-for-sale securities:
Certificates of deposit	—	7,657	7,657
U.S. Government securities	7,556	—	7,556
U.S. Government sponsored entities	—	4,505	4,505
Municipal obligations	—	5,540	5,540
Derivatives - currency forward contracts	—	(95)	(95)
	$38,148	$17,607	$55,755

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  There have been no changes in the valuation techniques used by us to value our financial instruments.

Cash and cash equivalents: Consists of cash on hand in bank deposits and highly liquid investments, primarily money market accounts.  The fair value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

Restricted cash: Consists of cash and cash equivalents that are held in bank deposit accounts to secure issuances of foreign bank guarantees.  The fair value of cash equivalents was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

Certificates of deposit: Consists of time deposit accounts with original maturities of less than three years and various yields.  The fair value of these securities was measured based on valuations observed in less active markets than Level 1 investments from a third party financial institution.  The carrying amount approximates fair value.

U.S. Government securities:  Consists of U.S. Government treasury bills, notes, and bonds with original maturities of less than three years and various yields. The fair value of these securities was measured using quoted market prices in active markets.

U.S. Government sponsored entities: Consist of Fannie Mae and Federal Home Loan Bank investment grade debt securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations observed in less active markets than Level 1 investments.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations: Consist of investment grade municipal bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The contractual maturities of these investments vary from two to three years.   The fair value of these bonds was measured based on valuations observed in less active markets than Level 1 investments.

Derivatives – currency forward contracts: Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third party bank. See Note 11 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations or recognize significant impairment losses during the first three months of fiscal 2013 or in all of fiscal 2012.

Note 9.  Marketable Securities

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

As of July 28, 2012 and April 28, 2012, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of July 28, 2012:
Certificates of deposit	$7,162	$2	$—	$7,164
U.S. Government securities	6,500	39	—	6,539
U.S. Government sponsored entities	5,202	1	—	5,203
Municipal obligations	6,124	20	—	6,144
	$24,988	$62	$—	$25,050
Balance as of April 28, 2012:
Certificates of deposit	$7,657	$—	$—	$7,657
U.S. Government securities	7,507	49	—	7,556
U.S. Government sponsored entities	4,503	2	—	4,505
Municipal obligations	5,517	23	—	5,540
	$25,184	$74	$—	$25,258

Realized gains or losses on investments are recorded in our consolidated statements of operations within other expense, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” into earnings based on the specific identification method. In the three months ended July 28, 2012 and July 30, 2011, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales and maturities of investments were immaterial in the three months ended July 28, 2012 and July 30, 2011.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 28, 2012 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$5,187	$1,977	$7,164
U.S. Government securities	3,510	3,029	6,539
U.S. Government sponsored agencies	—	5,203	5,203
Municipal obligations	1,587	4,557	6,144
	$10,284	$14,766	$25,050

Note 10.  Receivables

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,117 and $2,398 at July 28, 2012 and April 28, 2012, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $19,365 and $18,452 as of July 28, 2012 and April 28, 2012, respectively.  Contract and lease receivables bearing annual interest rates of 5.8 to 10.0 percent are due in varying annual installments through May 2023.  The face amount of long-term receivables was $19,585 as of July 28, 2012 and $21,494 as of April 28, 2012.  Included in accounts receivable as of July 28, 2012 and April 28, 2012 was $341 and $783, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 11.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the statement of operations in the period the derivative contract is settled.  As of July 28, 2012 and April 28, 2012, we had not designated any of our derivative instruments as accounting hedges, and thus recorded the changes in fair value in the other expense, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at July 28, 2012 and April 28, 2012 were as follows:

	July 28, 2012		April 28, 2012
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,027	3,076	3,315	3,269
U.S. Dollars/Canadian Dollars	398	410	870	868
U.S. Dollars/Singapore Dollars	2,192	2,817	96	121
U.S. Dollars/Brazilian Reais	—	—	242	436
U.S. Dollars/Euros	—	—	130	99

As of July 28, 2012 and April 28, 2012, there was a net liability of $253 and $95, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third party bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; (iv) the declaration and payment of dividends; (v) the timing and magnitude of future contracts; (vi) parts shortages and longer lead times; (vii) fluctuations in margins; and (viii) the introduction of new products and technology.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including  those discussed in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012 in the section entitled “Item 1A. Risk Factors.”

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

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.

GENERAL

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on these large contracts are similar across the business units over the long-term.  There are, however, differences that arise in the short term among the business units, which are discussed more fully in the following analysis.

Overall, our business growth is driven by the market demand for large format electronic displays and the depth and quality of our products, including related control systems, the depth of our service offerings and our technology that serve these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition as well as declines in the costs of the raw materials and improved product designs and manufacturing methods, which decrease the per unit selling prices of displays.  Within each business unit, there are also key growth drivers that apply uniquely to that business unit.

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

•
The growing interest in our standard display products that are used in many different retail-type establishments, among other types of applications.  The demand in this area is driven by retailers and other types of commercial establishments attracting the attention of motorists and others into their establishments.  It is also driven by the need to communicate messages to the general public.  Furthermore, we believe that in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increasing sales.

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

Schools and Theatres Business Unit: Over the long-term, we believe that growth in the Schools and Theatres business unit will result from a number of factors, including:

•	Increasing demand for video systems in high schools as school districts realize the revenue generating potential of these displays versus traditional scoreboards.

•	Increasing demand for different types of displays, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in more athletic venues, such as aquatics in schools.

Transportation Business Unit: Over the long-term, we believe that growth in the Transportation business unit will result from increasing applications of electronic displays in locations to manage commuters, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily federal government spending.

International Business Unit: Over the long-term, we believe that growth in the International business unit will result from achieving greater penetration in various geographies, building products more suited to individual markets, and the reasons listed in each of the other business units to the extent they apply outside the United States.

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

The cost and selling prices of our products have decreased over time and are expected to continue to decrease in the future.  As a result, each year we must sell more products to generate the same or a greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units and, to a lesser extent, declines in the costs of raw materials and improved product designs and manufacturing methods.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended
(in thousands)	July 28, 2012	July 30, 2011	Percent Change
Net Sales:
Commercial	$38,356	$32,703	17.3%
Live Events	44,509	38,517	15.6
Schools & Theatres	18,174	18,483	(1.7)
Transportation	16,596	11,500	44.3
International	15,284	17,495	(12.6)
	$132,919	$118,698	12.0%
Orders:
Commercial	$44,599	$47,242	(5.6)%
Live Events	50,699	39,335	28.9
Schools & Theatres	23,458	18,173	29.1
Transportation	32,036	15,674	104.4
International	22,750	19,766	15.1
	$173,542	$140,190	23.8%

Commercial: The increase in net sales in our Commercial business unit for the three months ended July 28, 2012 compared to the same period one year ago is the net result of:

•
An increase in sales of on-premise advertising displays of approximately 14 percent, which is primarily due to an increase in orders for a replacement program for a national account customer upgrading its displays, that was partially offset by lower sales of off-premise advertising displays in the rest of the Commercial business unit.

•	An increase in sales of large video contracts of approximately 71 percent.

•
An increase in net sales to outdoor advertising companies of approximately 7 percent as a result of the higher volume of orders both in the current quarter and the fourth quarter of fiscal 2012 compared to the same period one year ago.

Orders in our Commercial business unit decreased for the three months ended July 28, 2012 compared to the same period one year ago is the net result of:

•
An increase of approximately 22 percent in orders for outdoor advertising customers. Orders in this niche can vary significantly from quarter to quarter, and the first quarter of fiscal 2013 had a unusually large number of orders that does not necessarily indicate a different trend in volume from the first quarter of fiscal 2012.

•	An increase of approximately 14 percent in orders for on-premise advertising displays for the reasons cited above.

•
A decrease of approximately 55 percent in orders for large video display systems. The volume of orders in the first quarter of fiscal 2012 was unusually high due to the number of orders for installations in shopping malls and retail outlets. Similar to the volatility in orders in the billboard niche as described above, orders can vary significantly from quarter to quarter. This decline does not indicate a change in the trend, as the first quarter of fiscal 2012 was unusually high.

For all of fiscal 2013, we expect that orders in the Commercial business unit will be similar to fiscal 2012, although actual results could vary significantly. The ultimate level of orders will be heavily dependent on orders in the outdoor advertising niche, which is dependent on two primary customers and our ability to capitalize on opportunities in the large video contract portion of this business unit.

Live Events:  The increase in net sales in our Live Events business unit for the three months ended July 28, 2012 compared to the same period one year ago is primarily the result of the higher than expected order volume in the first quarter of fiscal 2013 as explained below, which partially converted to net sales during the first quarter of fiscal 2013.

Orders in our Live Events business unit increased for the three months ended July 28, 2012 compared to the same period one year ago primarily as the result of the receipt of orders which we had expected to book in the fourth quarter of fiscal 2012 which were delayed into the first quarter of fiscal 2013 as well as a higher level of orders that arose and booked during the first quarter of fiscal 2013, compared to one year ago. In fiscal 2012, orders were unusually high in the second quarter as compared to the first quarter of fiscal 2012, which suggested that orders one year ago had been delayed as well.

A number of factors, such as the discretionary nature of customers committing to upgrade systems versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting fiscal 2013 orders and net sales difficult. In addition, as we get into the late fall selling season for professional baseball facilities, the estimate for orders could change significantly based on how we view the existing opportunities. However, for the reasons cited previously, we believe that over the long term, we expect to see the Live Events business unit grow, assuming that the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres: The decrease in net sales in our Schools and Theatres business unit for the three months ended July 28, 2012 compared to the same period one year ago is primarily the result of the timing of deliveries for the orders booked during the first quarter of fiscal 2013 and in the backlog at the beginning of the quarter. The summer months are typically the busiest period of the year for this business unit. This period spans the first and second quarter of our fiscal year. With rising orders as noted below, the decrease is the result of the timing of customer deliveries, with more orders shifting into the second quarter of fiscal 2013 as compared to one year ago.

The increase in orders for the Schools and Theatres business unit for the three months ended July 28, 2012 compared to the same period one year ago appears to be resulting from an overall improvement in the market, which we believe is related to less impact of public school spending pressures and the growing interest in video systems in high schools.

As a result of the order volume in the first quarter of fiscal 2013, we are more optimistic that this business unit can increase orders and net sales in fiscal 2013 as compared to fiscal 2012 as we continue to see less adverse impact of public school spending pressures and as a result of the reasons noted previously.

Transportation: The increase in net sales in our Transportation business unit for the three months ended July 28, 2012 compared to the same period one year ago is the result of normal volatility in the business resulting from the fluctuations of construction type contracts and an increase of $1.8 million related to orders under a large procurement contract, which resulted from a change in estimated costs to complete based on current information. The revision resulted from lower estimated costs to address a component issues in our display products in connection with a product design change.

The increase in orders in our Transportation business unit for the three months ended July 28, 2012 compared to the same period one year ago is the result of a large order in excess of $20 million for a network of displays at a major airport, which is expected to be installed in the second and third quarters of fiscal 2013. This large order was partially offset by a lower level of orders in the rest of the business unit due to delays in order bookings in the first quarter of fiscal 2013.

For fiscal 2013, we believe that net sales in the Transportation business unit will increase significantly due to the large airport order mentioned previously.

International:  The decline in net sales in our International business unit for the three months ended July 28, 2012 compared to the same period one year ago is the result of a lower backlog at the beginning of the first quarter of fiscal 2013 compared to the same period one year ago. This lower backlog resulted from a lower level of orders in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011 as well as a large contract for an arena in Mexico in excess of $10 million that was included in backlog at the beginning of fiscal 2012. There were a number of orders that were delayed in booking in the fourth quarter of fiscal 2012 that ultimately got booked in the first quarter of fiscal 2013, which led to a much higher level of orders in the first quarter of fiscal 2013 as compared to the same period one year ago. Based on our current pipeline of opportunities in this business unit and the volume of orders booked in the first quarter of fiscal 2013, we believe that net sales will rise in fiscal 2013 versus fiscal 2012 for this business unit.

Backlog

The product order backlog as of July 28, 2012 was $164 million as compared to $154 million as of July 30, 2011 and $123 million at the end of fiscal 2012.  Historically, our backlog varies due to the timing of large orders and customer delivery schedules for these orders.  The backlog increased from one year ago in our Live Events, Transportation, and Schools and Theatres business units and decreased in our Commercial and International business units.  Our backlog is not necessarily indicative of future sales or net income.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodologies used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales that are evidenced by an arrangement, with prices that are fixed and determinable and with collectability reasonably assured. Backlog may not be indicative of future operating results, and arrangements in our backlog may be canceled, modified or otherwise altered; therefore, it is not necessarily indicative of future sales or net income.

Gross Profit

	Three Months Ended
	July 28, 2012			July 30, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,849	25.7%	23.4%	$7,980	24.4%
Live Events	10,237	23.0	57.7	6,490	16.8
Schools & Theatres	5,188	28.5	(11.7)	5,877	31.8
Transportation	6,732	40.6	63.7	4,112	35.8
International	4,384	28.7	(13.2)	5,048	28.9
	$36,390	27.4%	23.3%	$29,507	24.9%

The increase in our gross profit percentage for the three months ended July 28, 2012 compared to the same period one year ago is the net result of:

•	An increase of approximately 3 percentage points due to higher margins on large contracts in our Live Events business unit and International business unit as described below.

•	An increase of approximately 1 percentage point due to a lower percentage of manufacturing conversion costs as a percentage of net sales.

•	A decrease of approximately 2 percentage points due to higher warranty costs as a percentage of net sales.

Commercial:  The gross profit percent increase in the Commercial business unit for the three months ended July 28, 2012 compared to the same period one year ago principally is a result of an improvement on the large contract and services portions of the business, which was partially offset by lower margins on the higher level of net sales in the national accounts area as explained above, which carry a lower overall gross profit percentage.

Live Events: The gross profit percent increase in the Live Events business unit for the three months ended July 28, 2012 compared to the same period one year ago is the result of an improvement on large contracts. This improvement resulted in part from better than expected performance on a limited number of large contracts and the higher gross profit percentage for the contracts in backlog at the beginning of the first quarter of fiscal 2013 as compared to the same time one year ago.

Schools and Theatres:  The gross profit percent decrease in the Schools and Theatres business unit for the three months ended July 28, 2012 compared to the same period one year ago is a result of lower gross profit percentages on product sales, which resulted in part from differences in component prices and various other factors.

Transportation:  The gross profit percent increase in the Transportation business unit for the three months ended July 28, 2012 compared to the same period one year ago is the result of normal volatility in the business resulting from the fluctuations of construction type contracts and an increase of $1.8 million related to orders under a large procurement contract, which resulted from a change in estimated costs to complete based on current information. The revision resulted from lower estimated costs to address component issues in our display products in connection with a product design change.

International:  The gross profit percent decreased in the International business unit for the three months ended July 28, 2012 compared to the same period one year ago is a result of a decrease in the gross profit percent on large contracts.

Selling Expense

	Three Months Ended
	July 28, 2012			July 30, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,646	9.5%	5.9%	$3,442	10.5%
Live Events	3,162	7.1	2.6	3,082	8.0
Schools & Theatres	2,610	14.4	5.4	2,477	13.4
Transportation	753	4.5	(1.8)	767	6.7
International	2,909	19.0	19.2	2,441	14.0
	$13,080	9.8%	7.1%	$12,209	10.3%

The increase in selling expenses in the first three months of fiscal 2013 compared to the same period one year ago is the net result of the following:

•	A $0.4 million increase in personnel costs, including taxes, primarily in our International and Commercial business units to support growth in sales and orders.

•	A $0.4 million increase in the costs of employee benefits within all business units related to health care costs.

Commercial:  Commercial selling expenses increased approximately 6 percent in the first quarter of fiscal 2013 compared to the same period one year ago.  The increase was the result of a $0.2 million increase in personnel costs, including taxes and benefits.  These increases are a result of the increases to support the higher level of orders, as explained previously.

Live Events:  Selling expenses increased by approximately 3 percent in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The increase was the result of a $0.1 million increase in personnel costs, including taxes and benefits, which was offset by net decreases in various other expenses.

Schools and Theatres:  Selling expenses increased by $0.2 million compared to the same period in fiscal 2012.  The increase for the quarter was due to an increase in personnel costs, including taxes and benefits.

Transportation:  Selling expenses declined approximately 2 percent for the first quarter of fiscal 2013 compared to the same period one year ago.  The decline for the first quarter was due to a $0.1 million decrease in bad debt and depreciation expenses, partially offset by net increases in various other expenses.

International:  Selling expenses increased by $0.5 million compared to the same period in fiscal 2012. Increases were the net result of a $0.2 million increase in payroll costs, net of taxes and benefits, and increases in bad debt expense of $0.3 million, which were offset by decreases in various other expenses.

Other Operating Expenses

	Three Months Ended
	July 28, 2012			July 30, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$6,581	5.0%	1.8%	$6,464	5.4%
Product design and development	$6,021	4.5%	5.3%	$5,718	4.8%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. General and administrative expense in the first quarter of fiscal 2013 as compared to the same period one year ago remained relatively flat as increases in payroll costs, including taxes and benefits, were offset by net decreases in various other expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with tighter pixel pitches for outdoor applications using LED surface mount technology, which offer improved performance at a lower cost point over our current offering. In addition, we continue to focus on a new full-color family of Vanguard displays for the transportation market and various other products to standardize display components and control systems for both single site displays and networked displays.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold. The increase in product development expense in the first quarter of fiscal 2013 as compared to the same period one year ago is due to the net impact on product development of the following:

•
An increase in personnel costs, including taxes and benefits, within our engineering group of $0.6 million, as we increased our staff to support the continued rollout of our display and control system platforms.

•	A decrease of $0.5 million in materials cost to prototype and test new products.

•	A decrease of $0.4 million in various other expenses.

Other Income and Expenses

	Three Months Ended
	July 28, 2012			July 30, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$344	0.3%	(4.2)%	$359	0.3%
Other expense, net	$(180)	(0.1)%	23.3%	$(146)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations and the unused portion of our line of credit.

Interest income was relatively flat compared to the same period one year ago. Interest expense increased slightly in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012 due to one-time other interest charges during the period. We expect that the amount of interest income will increase through the rest of fiscal 2013 due to higher levels of interest income we anticipate receiving as we invest excess cash into higher yielding investments, although due to the volatility of working capital needs and changes in investing and financing activities, there is some uncertainty in our ability to realize this.

Other expense, net:  Other expenses increased slightly in the first quarter of fiscal 2013 as compared to the same period one year ago due to a decrease of $0.1 million in foreign currency for changes in the fair value of currency hedges, which are generally offset by net gains in the hedged transactions and offset by various other non-operating gains.

Income Taxes

Our effective tax rate was 38.6 percent for the first quarter of fiscal 2013 as compared to 36.8 percent for the first quarter of fiscal 2012.  Our effective tax rate can vary significantly due to the mix of pre-tax income in different countries and the estimate of the annual effective rate in each country.

In comparing the first quarter of fiscal 2013 to the same period in fiscal 2012, the change in the effective tax rate is due to the net impact of the following items:

•
An increase in the effective tax rate of approximately 3 percentage points as a result of a favorable adjustment in the first quarter of fiscal 2012 to the estimated benefit of the research and development tax credit.

•
A decrease in the effective tax rate of approximately 0.4 percentage points due to the lower impact of state income taxes as a result of the increased amount of foreign income not subject to state income taxes.

•	A decrease in the effective rate of approximately 0.5 percentage points due to the New Hire Retention credit put into law during fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 28, 2012	July 30, 2011	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$16,508	$11,640	41.8%
Investing activities	(1,209)	(5,656)	(78.6)
Financing activities	(5,754)	(4,056)	41.9
Effect of exchange rate changes on cash	(128)	77	(266.2)
Net increase in cash and cash equivalents	$9,417	$2,005	369.7%

Cash flows from operating activities:  The increase in cash from operating activities for the first three months of fiscal 2013 as compared to the first three months of fiscal 2012 was the net result of the following:

•	An increase in net income of $3.3 million plus $2.5 million in changes in net operating assets and liabilities, adjusted by depreciation, and amortization of $0.8 million.

•	The most significant drivers of the change in net operating assets and liabilities from April 28, 2012 to July 28, 2012 was the net result of the following:

•
An increase in accounts receivables, which decreased cash from operations by $9.5 million. Days sales outstanding increased from 54 days as of April 28, 2012 to 56 days as of July 28, 2012.  This change results from the natural volatility that can occur with large projects and the timing of customer payments.

•
An increase in both costs and earnings in excess of billings and billings in excess of costs and estimated earnings, which increased cash from operations by $1.3 million.  This increase is due to the timing of construction type contracts, which can fluctuate significantly based on the particular contracts and their related billings.

•	An increase in customer deposits of $6.6 million. During the first quarter of fiscal 2013, we had several large projects that were executed, which impacted the customer deposits balance significantly.

•	An increase in various other operating assets and liabilities, net, which increased cash from operations by $7.0 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, as described above, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The decrease in cash used in investing activities for the first three months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of the net effect of the following:

•
A decrease in the net cash invested in marketable securities, net of maturities.  Since the first quarter of fiscal 2012, we have maintained a consistent level of marketable securities and, therefore, the change is the result of the lack of additions to excess cash invested in marketable securities since that time.

•
A decrease in purchases of property and equipment of $1.5 million.  During the first three months of fiscal 2013, we invested $0.8 in manufacturing equipment, $0.4 million in product demonstration equipment, $0.3 million in information systems infrastructure, including software, and $0.1 million in other assets.  Capital expenditures are expected to be $14 million for the fiscal year as a whole.

Cash flows from financing activities:  The increase in cash used by financing activities for the first three months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of an increase in dividends paid to shareholders as explained elsewhere in this Report and net repayments of our short-term debt obligations.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of July 28, 2012 was approximately $4.0 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $126.1 million at July 28, 2012 and $119.8 million at April 28, 2012.  We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

Our product development activities during the first quarter of fiscal 2013 included the enhancement of existing display and control systems products and the development of new products from existing technologies, including new architectural lighting applications.  Product design and development expenses were $6.0 million for the first quarter of fiscal 2013 as compared to $5.7 million for the first quarter of fiscal 2012. We expect to incur expenditures at a higher rate than our long-term targeted level of four percent of net sales throughout the rest of fiscal 2013 to develop new display products and solutions that will offer higher resolution and more cost-effective and energy-efficient displays, as well as control systems that are provided with the displays.  We intend to continue developing software applications related to our display systems to enable these products to continue to meet the needs and expectations of the marketplace.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2012. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5 percent at July 28, 2012.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of July 28, 2012, there were no advances under the line of credit.

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

We have an additional credit agreement with another U.S. bank that expires on November 15, 2012 that is intended to support our credit needs outside of the U.S., primarily in China.  The facility provides for a $20.0 million line of credit and includes facilities to issue up to $20.0 million for letters of credit and bank guarantees and to secure foreign loans.  This U.S. credit facility secured the credit facilities that we entered into in China and the United Kingdom with affiliates of the U.S. bank.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of July 28, 2012, there was $0.5 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as July 28, 2012 and April 28, 2012.  The minimum fixed charge coverage ratio as of July 28, 2012 was 54-to-1, and the ratio of interest-bearing debt to EBITDA as of July 28, 2012 was 0.04-to-1.

On May 24, 2012, our Board of Directors declared a semi-annual dividend of $0.115 per share on our common stock for the fiscal year ended April 28, 2012, which was paid on June 25, 2012. Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At July 28, 2012, we had $25.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through July 28, 2012, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the first quarter of fiscal 2013, net sales originating outside the United States were 12.9 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations and long-term accounts receivable.  We maintain a blend of both fixed and floating rate debt instruments.  As of July 28, 2012, our outstanding debt was $0.5 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of July 28, 2012.  As of July 28, 2012, our outstanding marketing obligations were $0.9 million, substantially all of which were in fixed rate obligations. For fixed rate debt, interest rate changes affect our fair market value but do not impact earnings or cash flows.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of July 28, 2012, our outstanding long-term receivables were $19.4 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (in thousands)
	2013	2014	2015	2016	2017	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$4,967	$4,743	$3,377	$2,723	$1,678	$1,877
Average interest rate	6.6%	8.2%	8.6%	8.2%	9.8%	8.1%
Liabilities:
Long- and short-term debt:
Fixed-rate	$470	$—	$—	$—	$—	$—
Average interest rate	6.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$308	$304	$140	$66	$1	$—
Average interest rate	8.7%	8.9%	8.9%	8.9%	9.0%

$31.6 million of our cash balances are denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 28, 2012, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 28, 2012, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 28, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

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

10.1	Third Amendment to Loan Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (1)
10.2	Reaffirmation and First Amendment to Unlimited Guaranty Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (2)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). *
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on July 3, 2012.
(2) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on July 3, 2012.
(3)
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

* Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ William R. Retterath
Daktronics, Inc.
William R. Retterath
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: August 31, 2012

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

10.1	Third Amendment to Loan Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (1)
10.2	Reaffirmation and First Amendment to Unlimited Guaranty Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (2)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). *
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on July 3, 2012.
(2) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on July 3, 2012.
(3)
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

* Filed herewith electronically.