Form 10-Q
period 2012-10-27
DAKTRONICS INC /SD/
filed 2012-11-30
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 27, 2012

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 26, 2012 was 42,263,073.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 27, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 27, 2012	April 28, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,094	$29,423
Restricted cash	49	1,169
Marketable securities	25,969	25,258
Accounts receivable, net	71,189	66,923
Inventories	53,830	54,924
Costs and estimated earnings in excess of billings	32,480	23,020
Current maturities of long-term receivables	4,923	5,830
Prepaid expenses and other assets	7,000	5,528
Deferred income taxes	11,214	10,941
Income tax receivables	138	5,990
Total current assets	259,886	229,006

Long-term receivables, less current maturities	11,967	12,622
Goodwill	3,336	3,347
Intangibles	1,295	1,409
Advertising rights, net and other assets	1,039	1,157
Deferred income taxes	30	30
	17,667	18,565
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	56,964	56,431
Machinery and equipment	62,748	61,654
Office furniture and equipment	16,198	15,648
Computer software and hardware	40,503	42,172
Equipment held for rental	868	1,003
Demonstration equipment	8,656	9,806
Transportation equipment	4,143	4,116
	191,577	192,327
Less accumulated depreciation	127,170	123,931
	64,407	68,396
TOTAL ASSETS	$341,960	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	October 27, 2012	April 28, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$478	$1,459
Accounts payable	34,661	33,906
Accrued expenses	23,833	22,731
Warranty obligations	13,011	13,049
Billings in excess of costs and estimated earnings	17,711	14,385
Customer deposits (billed or collected)	14,703	12,826
Deferred revenue (billed or collected)	9,234	9,751
Current portion of other long-term obligations	477	359
Income tax payable	3,322	665
Deferred income taxes	57	42
Total current liabilities	117,487	109,173

Long-term warranty obligations	9,833	9,166
Long-term deferred revenue (billed or collected)	4,740	4,361
Other long-term obligations, less current maturities	1,457	1,009
Deferred income taxes	1,453	1,453
Total long-term liabilities	17,483	15,989
TOTAL LIABILITIES	134,970	125,162

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 42,123,740 and 41,930,116 shares issued at October 27, 2012 and April 28, 2012, respectively	35,801	34,631
Additional paid-in capital	25,988	24,320
Retained earnings	145,223	131,830
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(13)	33
TOTAL SHAREHOLDERS' EQUITY	206,990	190,805
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$341,960	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$149,871	$135,910	$282,790	$254,607
Cost of goods sold	107,519	104,440	204,048	193,631
Gross profit	42,352	31,470	78,742	60,976

Operating expenses:
Selling expense	12,796	12,926	25,876	25,135
General and administrative	6,850	6,972	13,431	13,436
Product design and development	5,845	5,636	11,866	11,353
	25,491	25,534	51,173	49,924
Operating income	16,861	5,936	27,569	11,052

Nonoperating income (expense):
Interest income	348	457	779	892
Interest expense	(36)	(95)	(123)	(171)
Other income (expense), net	150	(47)	(30)	(193)

Income before income taxes	17,323	6,251	28,195	11,580
Income tax expense	5,776	2,292	9,970	4,253
Net income	$11,547	$3,959	$18,225	$7,327

Weighted average shares outstanding:
Basic	42,163	41,792	42,138	41,759
Diluted	42,316	41,934	42,287	41,938

Earnings per share:
Basic	$0.27	$0.09	0.43	0.18
Diluted	$0.27	$0.09	$0.43	$0.17

Cash dividend declared per share	$—	$—	$0.115	$0.11

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net income	$11,547	$3,959	$18,225	$7,327

Other comprehensive income (loss):
Cumulative translation adjustments	219	(157)	(8)	(119)
Unrealized (loss) gain on available-for-sale securities, net of tax	(12)	1	(38)	54
Total other comprehensive income (loss), net of tax	207	(156)	(46)	(65)
Comprehensive income	$11,754	$3,803	$18,179	$7,262

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,225	$7,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,717	8,879
Amortization	114	131
Amortization of premium/discount on marketable securities	93	101
Gain on sale of property and equipment	(11)	(7)
Share-based compensation	1,654	1,669
Excess tax benefits from share-based compensation	(13)	(10)
Provision for doubtful accounts	(187)	(337)
Deferred income taxes, net	(258)	(26)
Change in operating assets and liabilities	6,708	3,748
Net cash provided by operating activities	34,042	21,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,331)	(6,236)
Proceeds from sale of property and equipment	119	147
Purchases of marketable securities	(6,828)	(7,739)
Proceeds from sales or maturities of marketable securities	5,992	4,975
Net cash used in investing activities	(5,048)	(8,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	782
Payments on notes payable	(982)	—
Proceeds from exercise of stock options	439	330
Excess tax benefits from share-based compensation	13	10
Dividend paid	(4,832)	(4,588)
Net cash used in financing activities	(5,362)	(3,466)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39	(4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,671	9,152

CASH AND CASH EQUIVALENTS:
Beginning of period	29,423	54,308
End of period	$53,094	$63,460

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$149	$93
Income taxes, net	1,783	1,290

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	367	32
Purchase of property and equipment included in accounts payable	706	568

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for impairment tests after April 29, 2012. The adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition, as this ASU impacts only the analysis to be performed.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amended guidance gives entities the option to perform a qualitative impairment assessment to determine whether it is more-likely-than-not that an indefinite lived intangible asset is impaired. An entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset and whether it is more-likely-than-not that the fair value exceeds its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this amended guidance is not expected to have a material impact on our consolidated results of operations or financial condition, as the ASU only impacts the analysis to be performed.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 27, 2012 and October 29, 2011:

	Net income	Shares	Per share income
For the three months ended October 27, 2012:
Basic earnings per share	$11,547	42,163	$0.27
Dilution associated with stock compensation plans	—	153	—
Diluted earnings per share	$11,547	42,316	$0.27
For the three months ended October 29, 2011:
Basic earnings per share	$3,959	41,792	$0.09
Dilution associated with stock compensation plans	—	142	—
Diluted earnings per share	$3,959	41,934	$0.09
For the six months ended October 27, 2012:
Basic earnings per share	$18,225	42,138	$0.43
Dilution associated with stock compensation plans	—	149	—
Diluted earnings per share	$18,225	42,287	$0.43
For the six months ended October 29, 2011:
Basic earnings per share	$7,327	41,759	$0.18
Dilution associated with stock compensation plans	—	179	(0.01)
Diluted earnings per share	$7,327	41,938	$0.17

Options outstanding to purchase 2,467 shares of common stock with a weighted average exercise price of $15.16 for the three months ended October 27, 2012 and 1,660 shares of common stock with a weighted average exercise price of $18.97 for the three months ended October 29, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 3,554 shares of common stock with a weighted average exercise price of $13.15 for the six months ended October 27, 2012 and 1,625 shares of common stock with a weighted average exercise price of $19.18 for the six months ended October 29, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 27, 2012 were as follows:

	Live Events	Commercial	Transportation	Total
Balance as of April 28, 2012:	$2,435	$741	$171	$3,347
Foreign currency translation	(5)	(4)	(2)	(11)
Balance as of October 27, 2012:	$2,430	$737	$169	$3,336

We perform an analysis of goodwill on an annual basis. We last performed this analysis as of October 30, 2011.  The result of that analysis indicated that no goodwill impairment existed as of that date. We are presently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter.

We face a number of risks to our business which can adversely impact cash flows in each of our business units and cause a significant decline in the fair values of each business unit.  This decline could lead to an impairment of goodwill in some or all of our business units.  Certain events, such as a worsening trend of orders and sales without a corresponding way to preserve future cash flows or a significant decline in our stock price, could cause a further impairment in goodwill.

Note 4. Inventories

Inventories consisted of the following:

	October 27, 2012	April 28, 2012
Raw materials	$26,524	$24,880
Work-in-process	7,523	10,581
Finished goods	19,783	19,463
	$53,830	$54,924

Note 5. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: Commercial , Live Events, Schools and Theatres, Transportation, and the International business unit. These segments are based on the type of customer and geography.

Our Commercial business unit primarily consists of sales of our video, Galaxy®, Fuelight™ and Valo™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our Schools and Theatres business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, and Schools and Theatres business units based on cost of sales.  Shared manufacturing, building and utilities and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
Commercial	$39,773	$43,704	$78,130	$76,407
Live Events	50,604	46,664	95,113	85,181
Schools & Theatres	21,688	17,239	39,861	35,721
Transportation	17,571	12,439	34,167	23,939
International	20,235	15,864	35,519	33,359
	149,871	135,910	282,790	254,607

Contribution margin:
Commercial	8,566	7,449	14,768	11,987
Live Events	8,073	6,021	15,149	9,429
Schools & Theatres	3,434	1,409	6,011	4,809
Transportation	6,025	2,795	12,004	6,139
International	3,458	870	4,934	3,477
	29,556	18,544	52,866	35,841

Non-allocated operating expenses:
General and administrative	6,850	6,972	13,431	13,436
Product design and development	5,845	5,636	11,866	11,353
Operating income	16,861	5,936	27,569	11,052

Nonoperating income (expense):
Interest income	348	457	779	892
Interest expense	(36)	(95)	(123)	(171)
Other income (expense), net	150	(47)	(30)	(193)

Income before income taxes	17,323	6,251	28,195	11,580
Income tax expense	5,776	2,292	9,970	4,253
Net income	$11,547	$3,959	$18,225	$7,327

Depreciation and amortization:
Commercial	$1,213	$1,517	$2,493	$3,198
Live Events	1,161	1,257	2,265	2,568
Schools & Theatres	562	581	1,138	1,220
Transportation	345	339	669	700
International	222	166	359	330
Unallocated corporate depreciation	452	499	907	994
	$3,955	$4,359	$7,831	$9,010

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
United States	$125,835	$117,630	$241,494	$215,728
Outside U.S.	24,036	18,280	41,296	38,879
	$149,871	$135,910	$282,790	$254,607

	October 27, 2012	April 28, 2012
Long-lived assets:
United States	$62,506	$66,350
Outside U.S.	1,901	2,046
	$64,407	$68,396

We have numerous customers worldwide for sales of our products and services, therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 6.  Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss that has been incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of October 27, 2012, we did not believe that there was a reasonable possibility that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, had been incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of October 27, 2012 and April 28, 2012.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties that include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to ten years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs that may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors that affect our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We periodically assess the adequacy of our recorded warranty reserves and, to the extent that we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the six months ended October 27, 2012 consisted of the following:

Amount
Beginning accrued warranty costs	$22,215
Warranties issued during the period	5,349
Settlements made during the period	(7,320)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	2,600
Ending accrued warranty costs	$22,844

Performance guarantees:  We have entered into standby letter of credit agreements, bank guarantees and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of October 27, 2012, we had outstanding letters of credit agreements, bank guarantees and surety bonds in the amount of $3,989 and $27,897, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles and office space for various sales and service locations throughout the world, including manufacturing space in the United States and China and various equipment. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $1,450 and $1,683 for the six months ended October 27, 2012 and October 29, 2011, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 27, 2012:

Fiscal years ending	Amount
2013	$1,539
2014	2,483
2015	1,884
2016	1,667
2017	849
Thereafter	77
$8,499

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods that extend beyond one year.  As of October 27, 2012, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2013	$745
2014	1,142
2015	399
2016	300
2017	250
Thereafter	200
$3,036

Allowance for doubtful accounts: During the first quarter of fiscal 2013, we became aware of circumstances that could cause an increase in our allowance for doubtful accounts in an amount between $0 and $2,500. These circumstances arose out of a contract for which payment by our customer is dependent on funding from a local government entity that is not under any legal obligation to pay our customer. Subsequently, we have received additional information and payment security, which reduces our non-payment risk to remote and therefore, we have not increased our allowance for doubtful accounts.

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

As of October 27, 2012, we had $458 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.

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

Level 2 - Observable inputs other than quoted prices included within Level 1 for the assets or liabilities, either directly or indirectly (for example, quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated input.)

Level 3 - Unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities.

The fair values for fixed-rate contracts receivable are estimated using a discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on our consolidated balance sheets for contracts receivable approximate fair value and have been categorized as a Level 2 fair value measurement.  The carrying amounts reported for variable rate long-term marketing obligations approximate fair value.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations reported on our consolidated balance sheets approximates fair value and has been categorized as a Level 2 fair value measurement.

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 27, 2012 and April 28, 2012 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of October 27, 2012:
Cash and cash equivalents	$53,094	$—	$53,094
Restricted cash	49	—	49
Available-for-sale securities:
Certificates of deposit	—	7,405	7,405
U.S. Government securities	6,028	—	6,028
U.S. Government sponsored entities	—	4,702	4,702
Municipal obligations	—	7,834	7,834
Derivatives - currency forward contracts	—	(7)	(7)
	$59,171	$19,934	$79,105
Balance as of April 28, 2012:
Cash and cash equivalents	$29,423	$—	$29,423
Restricted cash	1,169	—	1,169
Available-for-sale securities:
Certificates of deposit	—	7,657	7,657
U.S. Government securities	7,556	—	7,556
U.S. Government sponsored entities	—	4,505	4,505
Municipal obligations	—	5,540	5,540
Derivatives - currency forward contracts	—	(95)	(95)
	$38,148	$17,607	$55,755

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

Restricted cash: Consists of cash and cash equivalents that are held in bank deposit accounts to secure issuances of foreign bank guarantees.  The fair value of restricted cash was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

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

The fair value measurement standard also applies to certain non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations or recognize significant impairment losses during the first six months of fiscal 2013 or during fiscal 2012.

Note 9.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities we do not intend to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

As of October 27, 2012 and April 28, 2012, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of October 27, 2012:
Certificates of deposit	$7,403	$2	$—	$7,405
U.S. Government securities	5,998	30	—	6,028
U.S. Government sponsored entities	4,701	1	—	4,702
Municipal obligations	7,817	17	—	7,834
	$25,919	$50	$—	$25,969
Balance as of April 28, 2012:
Certificates of deposit	$7,657	$—	$—	$7,657
U.S. Government securities	7,507	49	—	7,556
U.S. Government sponsored entities	4,503	2	—	4,505
Municipal obligations	5,517	23	—	5,540
	$25,184	$74	$—	$25,258

Realized gains or losses on investments are recorded in our consolidated statements of operations within other expense, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” into earnings based on the specific identification method. In the six months ended October 27, 2012 and October 29, 2011, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales and maturities of investments were immaterial in the six months ended October 27, 2012 and October 29, 2011.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 27, 2012 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$4,691	$2,714	$7,405
U.S. Government securities	3,004	3,024	6,028
U.S. Government sponsored entities	—	4,702	4,702
Municipal obligations	2,696	5,138	7,834
	$10,391	$15,578	$25,969

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,211 and $2,398 at October 27, 2012 and April 28, 2012, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $16,890 and $18,452 as of October 27, 2012 and April 28, 2012, respectively.  Contract and lease receivables bearing annual interest rates of 5.8 to 10.0 percent are due in varying annual installments through May 2023.  The face amount of long-term receivables was $19,762 as of October 27, 2012 and $21,494 as of April 28, 2012.  Included in accounts receivable as of October 27, 2012 and April 28, 2012 was $504 and $783, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 11.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet as an asset or liability measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 27, 2012 and April 28, 2012, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at October 27, 2012 and April 28, 2012 were as follows:

	October 27, 2012		April 28, 2012
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,619	2,548	3,315	3,269
U.S. Dollars/Canadian Dollars	575	571	870	868
U.S. Dollars/Singapore Dollars	—	—	96	121
U.S. Dollars/Brazilian Reais	—	—	242	436
U.S. Dollars/Euros	—	—	130	99

As of October 27, 2012 and April 28, 2012, there was a net liability of $7 and $95, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third party bank.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Live Events, Commercial, Schools and Theatres, and Transportation.

Our net sales and profitability historically have fluctuated due to the impact of large product orders, such as display systems for professional sports facilities and colleges and universities, as well as the seasonality of the sports market. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large custom and standard orders tend to fluctuate more than small standard orders.  Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect that our future results of operations will be subject to similar fluctuations.

Orders are booked and included in backlog only upon receipt of a firm contract and after receipt of any required deposits.  As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received.  In addition, order bookings can vary significantly on a quarterly basis as a result of the timing of large orders.

For a summary of recently issued accounting pronouncements and the affects of those pronouncements on our financial results, refer to Note 1 of the Notes to the Consolidated Financial Statements, which is included elsewhere in this Report.

GENERAL

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on these large contracts are similar across the business units over the long-term.  There are, however, differences that arise in the short term among the business units, which are discussed more fully in the following analysis.

Overall, our business growth is driven by the market demand for large format electronic displays and the depth and quality of our products, including related control systems, the depth of our service offerings and our technology that serve these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition.  Within each business unit, there are also key growth drivers that apply uniquely to that business unit.

Commercial Business Unit: Over the long-term, we believe that the following factors are important growth drivers to our Commercial business unit:

•
The continued deployment of digital billboards, which we believe can expand as billboard companies continue developing new sites for digital billboards and start to replace digital billboards which are reaching end of life.  This growth is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business that is concentrated in a few large billboard companies.

•
The growing interest in our standard display products that are used in many different retail-type establishments, among other types of applications.  The demand in this area is driven by retailers and other types of commercial establishments desire to attract the attention of motorists and others into their storefront.  It is also driven by the need to communicate messages to the public.  Furthermore, we believe that in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increasing sales.

•	Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, amusement parks and Times Square type locations.

•
The introduction of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.

Live Events Business Unit: Over the long-term, we believe that growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems.

•	Lower product costs, which are driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

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

Transportation Business Unit: Over the long-term, we believe that growth in the Transportation business unit will result from increasing applications of electronic displays to manage commuters, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily federal government spending.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

Net Sales

	Three Months Ended
(in thousands)	October 27, 2012	October 29, 2011	Percent Change
Net Sales:
Commercial	$39,773	$43,704	(9.0)%
Live Events	50,604	46,664	8.4
Schools & Theatres	21,688	17,239	25.8
Transportation	17,571	12,439	41.3
International	20,235	15,864	27.6
	$149,871	$135,910	10.3%
Orders:
Commercial	$32,035	$33,358	(4.0)%
Live Events	34,195	44,488	(23.1)
Schools & Theatres	14,465	13,475	7.3
Transportation	7,496	12,342	(39.3)
International	22,141	14,132	56.7
	$110,332	$117,795	(6.3)%

Commercial: The decrease in net sales for the three months ended October 27, 2012 compared to the same period one year ago was the net result of:

•
A decrease in sales of large custom video contracts, due to a multi-million dollar custom video project converting to sales in the second quarter of fiscal 2012. The level of large custom contract orders and sales in this niche is subject to volatility and, during the second quarter of fiscal 2013, we did not have the same level of large video projects to convert to sales.

•	An increase in sales of on-premise advertising displays resulting from orders for a national account customer replacement program.

•	Sales in our billboard niche were relatively flat.

The decrease in orders for the three months ended October 27, 2012 compared to the same period one year ago was the net result of:

•	An increase in orders for large custom video projects net of a decline in orders for on-premise advertising displays due to order timing and, to some degree, the economic uncertainty.

•	A decrease in orders for our national account business and outdoor advertising customers resulting from variability in timing of orders being booked.

Live Events:  The increase in net sales for the three months ended October 27, 2012 compared to the same period one year ago was the result of the higher order volume in the first quarter of fiscal 2013, which we converted to net sales during the second quarter of fiscal 2013.

Orders decreased for the three months ended October 27, 2012 compared to the same period one year ago due to order timing as a number of expected orders have pushed into our third quarter of fiscal 2013.

Schools and Theatres: The increase in net sales for the three months ended October 27, 2012 compared to the same period one year ago was primarily the result of increased demand in video projects which converted to sales in the second quarter of fiscal 2013.

The increase in orders for the three months ended October 27, 2012 compared to the same period one year ago appears to be resulting from an overall improvement in the market, which we believe is related to less impact of public school spending pressures and the growing interest in video systems in high schools. In addition, orders for video projects increased by 92 percent over the second quarter of fiscal 2012.

Transportation: The increase in net sales for the three months ended October 27, 2012 compared to the same period one year ago was the result of an increase of $4.6 million in sales related to orders under a large procurement contract and some production on an order booked during the first quarter of fiscal 2013 for a major airport.

The decrease in orders for the three months ended October 27, 2012 compared to the same period one year ago is the result of order timing.

International:  The increase in net sales in our International business unit for the three months ended October 27, 2012 compared to the same period one year ago is the result of a significant increase in orders booked during the first and second quarters of fiscal 2013 compared to the same period of the previous year. There were a number of orders that were delayed in booking in the fourth quarter of fiscal 2012 that ultimately booked in the first quarter of fiscal 2013, which led to a higher level of sales during the first half of fiscal 2013.

The increase in orders for the three months ended October 27, 2012 compared to the same period one year ago is the result of a $6.1 million order for a large architectural lighting project and orders for two international sports stadiums in excess of $3 million.

Backlog

The product order backlog as of October 27, 2012 was $128 million as compared to $137 million as of October 29, 2011 and $164 million at the end of first quarter of fiscal 2013.  Historically, our backlog varies due to the timing of large orders and customer delivery schedules for these orders.  The backlog increased from one year ago in our Transportation and Schools and Theatres business units and decreased in our Commercial, Live Events and International business units.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodologies used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales that are evidenced by an arrangement, with prices that are fixed and determinable and with collectability reasonably assured. Arrangements in our backlog may be canceled, modified or otherwise altered. Lead times for orders in our backlog can range from a week to several years. Most standard product lead time is less than 8 weeks, but large contracts can range from twelve weeks to more than a year. Thus, overall backlog is not directly indicative of sales in future quarters.

Gross Profit

	Three Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$12,038	30.3%	9.8%	$10,964	25.1%
Live Events	11,421	22.6	24.1	9,200	19.7
Schools & Theatres	6,022	27.8	43.7	4,191	24.3
Transportation	6,881	39.2	85.1	3,717	29.9
International	5,990	29.6	76.3	3,398	21.4
	$42,352	28.3%	34.6%	$31,470	23.2%

The increase in our gross profit percentage for the three months ended October 27, 2012 compared to the same period one year ago was the net result of:

•
An increase of approximately two percentage points in margin on product sales because of sales mix. During the second quarter of fiscal 2013 we produced a higher volume of standard orders with higher margins versus the same quarter of fiscal 2012.

•	An increase of approximately one percentage point due to lower manufacturing conversion costs resulting from increased manufacturing utilization and decreased component costs.

•	An increase of approximately one percentage point due to lower warranty costs as a percentage of net sales.

•	An increase of approximately one percentage point due to the increased services infrastructure utilization and other cost containment measures.

Commercial:  The gross profit percent increase for the three months ended October 27, 2012 compared to the same period one year ago was the result of an improvement of reseller and national account business due to sales mix, increased manufacturing and services infrastructure utilization, and a reduction of warranty costs as a percentage of sales, partially offset by a small decline in the outdoor advertising niche due to competitive market pressures on pricing.

Live Events: The gross profit percent increase for the three months ended October 27, 2012 compared to the same period one year ago was the result of improvements from manufacturing utilization, a reduction of warranty costs as a percentage of sales, and improved margin based on sales mix.

Schools and Theatres:  The gross profit percent increase for the three months ended October 27, 2012 compared to the same period one year ago was the result of higher gross profit percentages on product sales mix, increased manufacturing utilization, and lower warranty costs as a percentage of sales.

Transportation:  The gross profit percent increase for the three months ended October 27, 2012 compared to the same period one year ago was the net result of an increase of approximately four percentage points in margin on product sales because of sales mix and profitability on the contracts produced this quarter, increased manufacturing and services infrastructure utilization and a decrease in warranty expenses as a percentage of sales.

International:  The gross profit percent increase for the three months ended October 27, 2012 compared to the same period one year ago was primarily the result of improved margins on product sales mix.

Selling Expense

	Three Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,472	8.7%	(1.2)%	$3,515	8.0%
Live Events	3,348	6.6	5.3	3,179	6.8
Schools & Theatres	2,589	11.9	(6.9)	2,781	16.1
Transportation	855	4.9	(7.3)	922	7.4
International	2,532	12.5	0.1	2,529	15.9
	$12,796	8.5%	(1.0)%	$12,926	9.5%

Selling expenses were slightly lower in the three months ended October 27, 2012 compared to the same period one year ago as a result of our cost containment efforts offsetting nearly $0.7 million in increased personnel costs, including salary, taxes, and employee benefits.

Commercial:  Commercial selling expenses decreased approximately one percent in the second quarter of fiscal 2013 compared to the same period one year ago.  The decrease was the result of reductions in convention expenses and travel and entertainment expenses, offset by an increase in personnel costs.

Live Events:  Selling expenses increased by approximately five percent in the second quarter of fiscal 2013 compared to the same period in fiscal 2012.  This was primarily the result of an increase in the cost of employee benefits due to an increase in workers compensation claims.

Schools and Theatres:  Selling expenses decreased approximately seven percent compared to the same period in fiscal 2012.  This was mainly due to a decrease in bad debt expense.

Transportation:  Selling expenses declined approximately seven percent for the second quarter of fiscal 2013 compared to the same period one year ago.  The decline for the second quarter was due to cost reductions in travel and entertainment and convention expenses.

International:  Selling expenses remained flat compared to the same period in fiscal 2012 due to increases in personnel costs, including taxes and benefits that were offset by reductions in various other expenses consistent with those noted above.

Other Operating Expenses

	Three Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$6,850	4.6%	(1.7)%	$6,972	5.1%
Product design and development	$5,845	3.9%	3.7%	$5,636	4.1%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. General and administrative expenses in the second quarter of fiscal 2013 as compared to the same period one year ago remained relatively flat as increases in payroll costs, including taxes and benefits, were offset by net decreases in information system related maintenance expenses, professional services expenses and various other expenses. These reductions in expenses were due to one-time costs incurred in the second quarter of fiscal 2012 and continued traction on our initiatives to reduce variable spending during the current year as a part of our strategic goals to improve operating income.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offer improved performance at a lower cost point over our current offerings. In addition, we continue to focus on a new full-color family of Vanguard displays for the transportation market and various other products to standardize display components and control systems for both single site displays and networked displays.  Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold.

The increase in product development expense in the second quarter of fiscal 2013 as compared to the same period one year ago was due to the increase in time allocated to product development efforts of $0.6 million for new product offering development, partially offset by a decrease of $0.2 million in costs of material used to prototype and test new products and a decrease of $0.2 million in various other expenses.

Other Income and Expenses

	Three Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$312	0.2%	(13.8)%	$362	0.3%
Other income (expense), net	$150	0.1%	(419.1)%	$(47)	—%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations and the unused portion of our line of credit.

Interest income was relatively flat in the second quarter of fiscal 2013 compared to the same period one year ago. Interest expense decreased slightly in the second quarter of fiscal 2013 as compared to the same period in fiscal 2012 due to reduced levels of outstanding debt on our line of credit.

Other income (expense), net:  We realized an increase of $0.2 million in income from the net result of other income and expenses for the second quarter of fiscal 2013 as compared to the same period one year ago due to a decrease in foreign currency losses for changes in the fair value of currency hedges, which are generally offset by net gains in the hedged transactions and various other non-operating gains.

Income Taxes

Our effective tax rate was 33.3 percent for the second quarter of fiscal 2013 as compared to 36.7 percent for the second quarter of fiscal 2012.  The primary difference was a one-time two percentage points decrease in tax rates due to an international tax change and the remaining difference was due to the effective rate mix in various jurisdictions.

Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

Net Sales

	Six Months Ended
(in thousands)	October 27, 2012	October 29, 2011	Percent Change
Net Sales:
Commercial	$78,130	$76,407	2.3%
Live Events	95,113	85,181	11.7
Schools & Theatres	39,861	35,721	11.6
Transportation	34,167	23,939	42.7
International	35,519	33,359	6.5
	$282,790	$254,607	11.1%
Orders:
Commercial	$76,634	$80,599	(4.9)%
Live Events	84,894	83,823	1.3
Schools & Theatres	37,923	31,648	19.8
Transportation	39,532	28,016	41.1
International	44,891	33,899	32.4
	$283,874	$257,985	10.0%

Commercial: The increase in net sales for the six months ended October 27, 2012 compared to the same period one year ago was the net result of:

•	An increase in sales of on-premise advertising displays, which was primarily due to an increase in orders for a national account customer replacement program, as previously disclosed.

•	A decrease in sales for large video display projects due to the lower volume of demand for custom video orders.

•	A small increase in sales to outdoor advertising companies.

The decrease in orders for the six months ended October 27, 2012 compared to the same period one year ago was the net result of:

•	A decrease in demand for large video display systems.

•	A decrease in orders for standard Galaxy® displays used in on-premise advertising other than our national accounts business, which we attribute to soft economic conditions.

•	An increase of outdoor advertising company orders for new or replacement billboards.

Live Events:  The increase in net sales for the six months ended October 27, 2012 compared to the same period one year ago was the net result of the near record level of orders booked in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, which we converted to sales.

Schools and Theatres:  The increase in net sales for the six months ended October 27, 2012 compared to the same period one year ago was the result of schools demonstrating more willingness this year than in fiscal 2012 to move forward with projects and the increasing demand in video projects for high schools.

Transportation:  The increase in net sales for the six months ended October 27, 2012 compared to the same period one year ago was driven by sales recorded from a large procurement contract compared to the previous year. In addition, orders for the first half of fiscal 2013 were significantly higher than the previous year primarily due to an order for $21 million in video displays at the LAX Bradley International Terminal in Los Angeles.

International:  The increase in net sales for the six months ended October 27, 2012 compared to the same period one year ago was the result of a significant increase in orders during the first half of fiscal 2013 compared to fiscal 2012. The increase in orders was being driven by orders from a number of outdoor advertising companies located around the world, a $6 million large architectural lighting project and orders for two international sports stadiums totaling in excess of $3 million.

Gross Profit

	Six Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$21,887	28.0%	15.5%	$18,944	24.8%
Live Events	21,658	22.8	38.0	15,691	18.4
Schools & Theatres	11,210	28.1	11.4	10,067	28.2
Transportation	13,612	39.8	73.9	7,828	32.7
International	10,375	29.2	22.8	8,446	25.3
	$78,742	27.8%	29.1%	$60,976	23.9%

The increase in our gross profit percentage for the six months ended October 27, 2012 compared to the same period one year ago was the net result of the following:

•	An increase of approximately two percentage points in margin on product sales.

•	An increase of approximately two percentage points as a result of significantly lower manufacturing conversion costs and higher utilization.

Commercial:  The gross profit percent increase in the Commercial business unit for the six months ended October 27, 2012 compared to the same period one year ago was primarily the net result of:

•	Higher manufacturing utilization from the increased production volumes associated with higher sales, which increased gross profit percentages by approximately one and a half percentage points.

•	An increase in the gross profit on large video display contracts, which added approximately one percentage point to gross margin.

•	Improved services infrastructure utilization, which increased gross profit by approximately one percentage point.

Live Events:  The gross profit percent increase in the Live Events business unit for the six months ended October 27, 2012 compared to the same period one year ago was the net result of:

•	Improvement in gross profit margin on product sales mix, which added approximately one percentage point to gross margin.

•	Increased manufacturing utilization from the overall higher sales volumes, which increased gross profit percentages by approximately three percentage points.

Schools and Theatres:  The gross profit percent in the Schools and Theatres business unit for the six months ended October 27, 2012 compared to the same period one year ago was relatively unchanged.

Transportation: The gross profit percent increase in the Transportation business unit for the six months ended October 27, 2012 compared to the same period one year ago was the net result of:

•	An increase in the gross profit percentage on product sales, which added approximately three percentage points to the overall gross profit percentage.

•	Increased manufacturing utilization from the overall higher sales volumes, which increased gross profit percentages by approximately four percentage points.

International:  The gross profit percent increase in the International business unit for the six months ended October 27, 2012 compared to the same period one year ago was the net result of:

•
An increase in the gross margin on product sales, which increased the overall gross profit by approximately seven percentage points.  This increase was the result of a number of factors, including increased demand for higher quality products in large video displays and architectural lighting applications that provide higher margins.

•	A decrease of approximately two percentage points as a result of higher warranty expenses that occurred during the first quarter of fiscal 2013 due to one significant claim.

Selling Expense

	Six Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,118	9.1%	2.3%	$6,958	9.1%
Live Events	6,510	6.8	4.0	6,262	7.4
Schools & Theatres	5,199	13.0	(1.1)	5,258	14.7
Transportation	1,608	4.7	(4.7)	1,688	7.1
International	5,441	15.3	9.5	4,969	14.9
	$25,876	9.2%	2.9%	$25,135	9.9%

The increase in selling expenses in the first six months of fiscal 2013 compared to the same period one year ago was the net result of the following:

•	A $1.5 million increase in personnel costs, including taxes and benefits, primarily in our International and Commercial business units to support the growth in orders.

•	A decrease of $0.4 million in travel and entertainment and trade show costs as a result of our cost reduction efforts.

•	A net decrease in various other expenses of $0.4 million.

Commercial:  The increase in selling expenses for the first six months of fiscal 2013 compared to the same period in fiscal 2012 was a result of a $0.4 million increase in personnel costs, including taxes and benefits, which were partially offset by $0.2 million decrease in various other expenses.  The increase in personnel costs was the result of increased benefit costs and salary increases in the last six months of fiscal 2012.

Live Events:  The increase in selling expenses for the first six months of fiscal 2013 compared to the same period in fiscal 2012 was a result of an increase of $0.3 million in the cost of employee benefits primarily related to workers compensation claims.

Schools & Theatres:   Selling expenses for the first six months of fiscal 2013 compared to the same period in fiscal 2012 were relatively unchanged even with an increase in sales due to our cost containment efforts.

Transportation:  Selling expenses for the first six months of fiscal 2013 compared to the same period one year ago remained relatively flat as a result of cost containment efforts offsetting other variable expenses.

International:  The increase in selling expenses for the first six months of fiscal 2013 compared to the same period one year ago was the net result of:

•	A $0.4 million increase in personnel costs, including taxes and benefits due to increases in headcount from the previous year to support our growth in international orders for fiscal 2013.

•	A net increase of $0.1 million in various other expenses.

Other Operating Expenses

	Six Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$13,431	4.7%	—%	$13,436	5.3%
Product design and development	$11,866	4.2%	4.5%	$11,353	4.5%

General and administrative expenses in the first six months of fiscal 2013 remained flat as compared to the same period one year ago.

The increase in product development expense in the first six months of fiscal 2013 as compared to the same period one year ago was the net result of the following:

•
An increase in personnel costs, including taxes and benefits, of $0.9 million, as a result of slight increases in headcount, salary and benefit costs due to normal variations within the business and our continued focus to support the growth of our display and control system platforms.

•	A decrease in material costs related to product development of $0.2 million as a result of timing of projects for prototyping new products and the prototype stage of development.

•	A decrease of $0.2 million in various other expenses.

Other Expense

	Six Months Ended
	October 27, 2012			October 29, 2011
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$656	0.2%	(9.0)%	$721	0.3%
Other expense, net	$(30)	—%	(84.5)%	$(193)	(0.1)%

Interest income, net:  Interest income declined slightly for the six months ended October 27, 2012 as compared to the same period in fiscal 2012 primarily due to lower levels of long-term receivables.

Interest expense decreased for the six months ended October 27, 2012 compared to the six months ended October 29, 2011 as a result of repayments on borrowings in China during the first quarter of fiscal 2013.

Other expense, net: The decrease of more than $0.1 million for the six months ended October 27, 2012 as compared to the same period one year ago was mainly due to the decrease in foreign currency losses for changes in the fair value of currency hedges.

Income Taxes

The effective tax rate was approximately 35.4 percent for the first six months of fiscal 2013 as compared to 36.7 percent for the first six months of fiscal 2012. In comparing the first six months of fiscal 2013 to the same period in fiscal 2012, changes in the effective tax rate were due to the net impact of the following items:

•
An increase in the effective tax rate of approximately two percentage points as a result of a favorable adjustment in the first quarter of fiscal 2012 to the estimated benefit of the research and development tax credit.

•
A decrease in the annual estimated effective tax rate of approximately 2.5 percentage points as a result of the impact of non- deductible meals and entertainment and stock compensation expense on a higher projected income compared to similar level expenses on a lower projected income in fiscal 2012.

•
A decrease in the effective tax rate of approximately 0.5 percentage points due to the impact of lower state income taxes as a result of an increase in the amount of foreign income not subject to state income taxes.

•	A decrease in the tax rate due to approximately 1.2 percentage points decrease in tax rates due to an international tax change.

•	Various other items, which have a greater impact on the effective rate due to higher income before taxes but which are not material to the overall effective tax rate.

We operate within multiple taxing jurisdictions, both domestic and international, and are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities because different taxing jurisdictions have different statute of limitations. The United States Internal Revenue Service (IRS) is currently in the process of examining our U.S. federal tax returns for fiscal years 2009 and 2010.  The Chinese tax authorities recently completed an audit of tax returns for calendar years prior to 2012 in connection with a transfer of location of our business address in China.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 27, 2012	October 29, 2011	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$34,042	$21,475	58.5%
Investing activities	(5,048)	(8,853)	(43.0)
Financing activities	(5,362)	(3,466)	54.7
Effect of exchange rate changes on cash	39	(4)	(1,075.0)
Net increase in cash and cash equivalents	$23,671	$9,152	158.6%

Cash flows from operating activities:  The increase in cash from operating activities for the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 was the net result of the following:

•	An increase in net income of $10.9 million plus $3.0 million in changes in net operating assets and liabilities, adjusted by depreciation and amortization of $1.2 million.

•	The most significant drivers of the change in net operating assets and liabilities were the net result of the following:

•	A net $8.5 million increase from taxes due to the decrease in our income tax receivable of $5.9 million and an increase in our income tax payable of $2.7 million.

•	A net change in various other operating assets and liabilities, which decreased cash from operations by $1.8 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The decrease in cash used in investing activities for the first six months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of the net effect of the following:

•
A decrease in the net cash invested in marketable securities, net of maturities.  Our investment approach has remained consistent year over year as we try to maintain a consistent level of marketable securities and, therefore, the change was the result of the timing of investment decisions and transfers of excess cash to be invested in marketable securities.

•
A decrease in purchases of property and equipment of $1.9 million.  During the first six months of fiscal 2013, we invested $2.1 million in manufacturing equipment, $0.5 million in product demonstration equipment, $0.9 million in information systems infrastructure, including software, and $0.8 million in other assets.  Capital expenditures are expected to be less than $14 million for the 2013 fiscal year as a whole.

Cash flows from financing activities:  The increase in cash used by financing activities for the first six months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of an increase in dividends paid to shareholders as explained elsewhere in this Report and net repayments of our short-term debt obligations.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of October 27, 2012 was approximately $3.4 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $142.4 million at October 27, 2012 and $119.8 million at April 28, 2012.  The increase in working capital was primarily the result of higher sales and the corresponding increase in accounts receivable and cost and estimated earnings in excess of billings. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash reserves and, to a lesser extent and primarily in China, bank borrowings to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 9, 2012, is due on November 15, 2013. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5 percent at October 27, 2012.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of October 27, 2012, there were no advances under the line of credit.

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

We have an additional credit agreement with another U.S. bank that was also amended on November 9, 2012 and expires on November 15, 2013 that is intended to support our credit needs outside of the United States.  The facility provides for a line of credit that was increased to $35.0 million and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of October 27, 2012, there was $0.5 million of advances outstanding under the China credit facility.

We were in compliance with all applicable covenants as October 27, 2012 and April 28, 2012.  The minimum fixed charge coverage ratio as of October 27, 2012 was 96-to-1, and the ratio of interest-bearing debt to EBITDA as of October 27, 2012 was 0.03-to-1.

On May 24, 2012, our Board of Directors declared a semi-annual dividend of $0.115 per share on our common stock for the fiscal year ended April 28, 2012, which was paid on June 25, 2012.

On November 29, 2012, our Board of Directors declared a semi-annual dividend payment of $0.115 and a special dividend of $0.50 per share on our common stock for holders on December 10, 2012 and payable on December 20, 2012. Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At October 27, 2012, we had $27.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through October 27, 2012, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the second quarter and year to date of fiscal 2013, net sales originating outside the United States were 16.0 percent and 14.6 percent of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long-term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our debt, marketing obligations and long-term accounts receivable.  We maintain a blend of both fixed and floating rate debt instruments.  As of October 27, 2012, our outstanding debt was $0.5 million, substantially all of which was in variable rate obligations.  Each 100 basis point increase or decrease in interest rates would have an insignificant annual effect on variable rate debt based on the balances of such debt as of October 27, 2012.  As of October 27, 2012, our outstanding marketing obligations were $0.7 million, substantially all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of October 27, 2012, our outstanding long-term receivables were $16.9 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates, including debt obligations.

	Fiscal Years (in thousands)
	2013	2014	2015	2016	2017	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$2,676	$3,941	$3,511	$2,869	$1,790	$2,103
Average interest rate	8.1%	8.0%	8.0%	7.8%	8.2%	8.3%
Liabilities:
Long- and short-term debt:
Variable-rate	$478	$—	$—	$—	$—	$—
Average interest rate	6.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$106	$378	$163	$68	$2	$2
Average interest rate	8.3%	8.9%	8.9%	8.8%	6.5%

Of our cash balances at October 27, 2012, $45.3 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 27, 2012, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 27, 2012, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 27, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not applicable.

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

10.1	Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association (1)
10.2	Renewal Revolving Note Dated November 9, 2012 between the Company and U.S. Bank National Association. (1)
10.3	Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.4	Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.5	Amended and Restated Revolving Note Dated November 9, 2012 between the Company and Bank of America, N.A. (1)
10.6	Separation Agreement dated October 7, 2012 by and between the Company and William R. Retterath. (2)
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K filed on November 9, 2012.
(2) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 12, 2012. Consists of a management contract or compensatory plan or arrangement.
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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 30, 2012

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

10.1	Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association (1)
10.2	Renewal Revolving Note Dated November 9, 2012 between the Company and U.S. Bank National Association. (1)
10.3	Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.4	Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.5	Amended and Restated Revolving Note Dated November 9, 2012 between the Company and Bank of America, N.A. (1)
10.6	Separation Agreement dated October 7, 2012 by and between the Company and William R. Retterath. (2)
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K filed on November 9, 2012.
(2) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 12, 2012. Consists of a management contract or compensatory plan or arrangement.
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