Form 10-Q
period 2013-01-26
DAKTRONICS INC /SD/
filed 2013-03-01
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 26, 2013

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 25, 2013 was 42,361,280.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 26, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 26, 2013	April 28, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,504	$29,423
Restricted cash	49	1,169
Marketable securities	25,539	25,258
Accounts receivable, net	59,592	66,923
Inventories	49,578	54,924
Costs and estimated earnings in excess of billings	41,120	23,020
Current maturities of long-term receivables	5,123	5,830
Prepaid expenses and other assets	6,606	5,528
Deferred income taxes	11,191	10,941
Income tax receivables	2,847	5,990
Total current assets	226,149	229,006

Long-term receivables, less current maturities	12,181	12,622
Goodwill	3,328	3,347
Intangibles	1,238	1,409
Advertising rights, net and other assets	988	1,157
Deferred income taxes	35	30
	17,770	18,565
PROPERTY AND EQUIPMENT:
Land	1,497	1,497
Buildings	57,018	56,431
Machinery and equipment	63,789	61,654
Office furniture and equipment	16,199	15,648
Computer software and hardware	41,506	42,172
Equipment held for rental	868	1,003
Demonstration equipment	8,315	9,806
Transportation equipment	4,100	4,116
	193,292	192,327
Less accumulated depreciation	130,626	123,931
	62,666	68,396
TOTAL ASSETS	$306,585	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 26, 2013	April 28, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$—	$1,459
Accounts payable	31,798	33,906
Accrued expenses	23,834	22,731
Warranty obligations	12,076	13,049
Billings in excess of costs and estimated earnings	14,796	14,385
Customer deposits (billed or collected)	11,323	12,826
Deferred revenue (billed or collected)	8,553	9,751
Current portion of other long-term obligations	394	359
Income tax payable	625	665
Deferred income taxes	39	42
Total current liabilities	103,438	109,173

Long-term warranty obligations	9,996	9,166
Long-term deferred revenue (billed or collected)	5,221	4,361
Other long-term obligations, less current maturities	803	1,009
Deferred income taxes	1,453	1,453
Total long-term liabilities	17,473	15,989
TOTAL LIABILITIES	120,911	125,162

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 42,373,947 and 41,930,116 shares issued at January 26, 2013 and April 28, 2012, respectively	37,259	34,631
Additional paid-in capital	26,549	24,320
Retained earnings	121,906	131,830
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(31)	33
TOTAL SHAREHOLDERS' EQUITY	185,674	190,805
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$306,585	$315,967

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales	$111,050	$122,925	$393,840	$377,532
Cost of goods sold	84,001	95,070	288,049	288,702
Gross profit	27,049	27,855	105,791	88,830

Operating expenses:
Selling expense	13,652	13,341	39,528	38,475
General and administrative	6,717	6,974	20,148	20,410
Product design and development	5,611	5,696	17,477	17,050
	25,980	26,011	77,153	75,935
Operating income	1,069	1,844	28,638	12,895

Nonoperating income (expense):
Interest income	386	434	1,165	1,326
Interest expense	(28)	(61)	(151)	(231)
Other expense, net	(193)	(29)	(224)	(221)

Income before income taxes	1,234	2,188	29,428	13,769
Income tax (benefit) expense	(1,476)	522	8,493	4,775
Net income	$2,710	$1,666	$20,935	$8,994

Weighted average shares outstanding:
Basic	42,343	41,916	42,206	41,811
Diluted	42,539	42,076	42,447	42,175

Earnings per share:
Basic	$0.06	$0.04	$0.50	$0.22
Diluted	$0.06	$0.04	$0.49	$0.21

Cash dividend declared per share	$0.615	$0.510	$0.730	$0.620

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net income	$2,710	$1,666	$20,935	$8,994

Other comprehensive (loss) income:
Cumulative translation adjustments	(5)	30	(13)	(89)
Unrealized (loss) gain on available-for-sale securities, net of tax	(13)	14	(51)	68
Total other comprehensive (loss) income, net of tax	(18)	44	(64)	(21)
Comprehensive income	$2,692	$1,710	$20,871	$8,973

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 26, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,935	$8,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,614	13,209
Amortization	171	189
Amortization of premium/discount on marketable securities	140	140
Loss on sale of property and equipment	33	11
Share-based compensation	2,344	2,474
Excess tax benefits from share-based compensation	(61)	(30)
Provision for doubtful accounts	(197)	(125)
Deferred income taxes, net	(258)	(377)
Change in operating assets and liabilities	(1,466)	(16,092)
Net cash provided by operating activities	33,255	8,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,799)	(12,633)
Proceeds from sale of property and equipment	175	168
Purchases of marketable securities	(13,301)	(10,968)
Proceeds from sales or maturities of marketable securities	12,820	13,925
Net cash used in investing activities	(7,105)	(9,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	782
Payments on notes payable	(1,460)	—
Proceeds from exercise of stock options	1,146	431
Excess tax benefits from share-based compensation	61	30
Dividends paid	(30,859)	(25,950)
Net cash used in financing activities	(31,112)	(24,707)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	66
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,919)	(25,756)

CASH AND CASH EQUIVALENTS:
Beginning of period	29,423	54,308
End of period	$24,504	$28,552

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$204	$184
Income taxes, net	5,579	4,266

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	542	38
Purchases of property and equipment included in accounts payable	948	827

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for impairment tests after April 29, 2012. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition, as this ASU impacts only the analysis performed.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amended guidance gives entities the option to perform a qualitative impairment assessment to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. An entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset and whether it is more-likely-than-not that the fair value exceeds its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this amended guidance is not expected to have a material impact on our consolidated results of operations or financial condition, as the ASU impacts only the analysis to be performed.

Note 2. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in our earnings.

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 26, 2013 and January 28, 2012:

	Net income	Shares	Per share income
For the three months ended January 26, 2013:
Basic earnings per share	$2,710	42,343	$0.06
Dilution associated with stock compensation plans	—	196	—
Diluted earnings per share	$2,710	42,539	$0.06
For the three months ended January 28, 2012:
Basic earnings per share	$1,666	41,916	$0.04
Dilution associated with stock compensation plans	—	160	—
Diluted earnings per share	$1,666	42,076	$0.04
For the nine months ended January 26, 2013:
Basic earnings per share	$20,935	42,206	$0.50
Dilution associated with stock compensation plans	—	241	(0.01)
Diluted earnings per share	$20,935	42,447	$0.49
For the nine months ended January 28, 2012:
Basic earnings per share	$8,994	41,811	$0.22
Dilution associated with stock compensation plans	—	364	(0.01)
Diluted earnings per share	$8,994	42,175	$0.21

Options outstanding to purchase 2,467 shares of common stock with a weighted average exercise price of $15.65 for the three months ended January 26, 2013 and 1,621 shares of common stock with a weighted average exercise price of $19.18 for the three months ended January 28, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 3,268 shares of common stock with a weighted average exercise price of $13.92 for the nine months ended January 26, 2013 and 1,621 shares of common stock with a weighted average exercise price of $19.18 for the nine months ended January 28, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 26, 2013 were as follows:

	Live Events	Commercial	Transportation	Total
Balance as of April 28, 2012:	$2,435	$741	$171	$3,347
Foreign currency translation	(6)	(7)	(6)	(19)
Balance as of January 26, 2013:	$2,429	$734	$165	$3,328

We perform an analysis of goodwill on an annual basis. We completed this annual analysis based on the goodwill amount as of the first business day of our third quarter, which was October 28, 2012.  The result of that analysis indicated that no goodwill impairment existed as of that date.

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

Note 4. Inventories

Inventories consisted of the following:

	January 26, 2013	April 28, 2012
Raw materials	$22,494	$24,880
Work-in-process	7,774	10,581
Finished goods	19,310	19,463
	$49,578	$54,924

Note 5. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: Commercial, Live Events, Schools and Theatres, Transportation, and the International business unit. These segments are based on the type of customer and geography.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding that portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and Schools and Theatres business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales:
Commercial	$30,997	$38,833	$109,127	$115,239
Live Events	26,528	38,496	121,641	123,676
Schools & Theatres	11,778	10,696	51,639	46,418
Transportation	23,546	10,261	57,713	34,201
International	18,201	24,639	53,720	57,998
	111,050	122,925	393,840	377,532

Contribution margin:
Commercial	4,262	6,834	19,030	18,820
Live Events	1,244	2,643	16,393	12,073
Schools & Theatres	80	(830)	6,091	3,979
Transportation	6,317	2,080	18,321	8,219
International	1,494	3,787	6,428	7,264
	13,397	14,514	66,263	50,355

Non-allocated operating expenses:
General and administrative	6,717	6,974	20,148	20,410
Product design and development	5,611	5,696	17,477	17,050
Operating income	1,069	1,844	28,638	12,895

Nonoperating income (expense):
Interest income	386	434	1,165	1,326
Interest expense	(28)	(61)	(151)	(231)
Other expense, net	(193)	(29)	(224)	(221)

Income before income taxes	1,234	2,188	29,428	13,769
Income tax (benefit) expense	(1,476)	522	8,493	4,775
Net income	$2,710	$1,666	$20,935	$8,994

Depreciation and amortization:
Commercial	$1,253	$1,524	$3,746	$4,721
Live Events	1,095	1,260	3,361	3,826
Schools & Theatres	546	591	1,683	1,807
Transportation	385	337	1,054	1,043
International	206	164	565	494
Unallocated corporate depreciation	469	511	1,376	1,507
	$3,954	$4,387	$11,785	$13,398

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales:
United States	$89,300	$94,537	$330,995	$310,266
Outside U.S.	21,750	28,388	62,845	67,266
	$111,050	$122,925	$393,840	$377,532

	January 26, 2013	April 28, 2012
Long-lived assets:
United States	$60,984	$66,350
Outside U.S.	1,682	2,046
	$62,666	$68,396

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.  We are not economically dependent on a limited number of suppliers for our inventory items because we have numerous suppliers world-wide.

Note 6.  Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss that has been incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of January 26, 2013, we did not believe that there was a reasonable possibility that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, had been incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of January 26, 2013 and April 28, 2012.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

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

Changes in our warranty liability for the nine months ended January 26, 2013 consisted of the following:

Amount
Beginning accrued warranty costs	$22,215
Warranties issued during the period	9,183
Settlements made during the period	(10,048)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	722
Ending accrued warranty costs	$22,072

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of January 26, 2013, we had outstanding letters of credit and surety bonds in the amount of $2,743 and $21,557, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,090 and $2,452 for the nine months ended January 26, 2013 and January 28, 2012, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 26, 2013:

Fiscal years ending	Amount
2013	$773
2014	2,573
2015	1,917
2016	1,695
2017	853
Thereafter	78
$7,889

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods that extend beyond one year.  As of January 26, 2013, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2013	$713
2014	1,142
2015	399
2016	300
2017	250
Thereafter	200
$3,004

Note 7.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2010, 2011 and 2012 are the only years remaining open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of January 26, 2013, we had $247 of unrecognized tax benefits that would affect our effective tax rate if recognized.  We recognize interest and penalties related to income tax matters in income tax expense.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we recognized in the third quarter of fiscal 2013 approximately $1,860 in tax benefits for the credit.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 26, 2013 and April 28, 2012 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of January 26, 2013:
Cash and cash equivalents	$24,504	$—	$24,504
Restricted cash	49	—	49
Available-for-sale securities:
Certificates of deposit	—	7,157	7,157
U.S. Government securities	6,018	—	6,018
U.S. Government sponsored entities	—	4,746	4,746
Municipal obligations	—	7,618	7,618
Derivatives - currency forward contracts	—	(60)	(60)
	$30,571	$19,461	$50,032
Balance as of April 28, 2012:
Cash and cash equivalents	$29,423	$—	$29,423
Restricted cash	1,169	—	1,169
Available-for-sale securities:
Certificates of deposit	—	7,657	7,657
U.S. Government securities	7,556	—	7,556
U.S. Government sponsored entities	—	4,505	4,505
Municipal obligations	—	5,540	5,540
Derivatives - currency forward contracts	—	(95)	(95)
	$38,148	$17,607	$55,755

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

Certificates of deposit: Consists of time deposit accounts with original maturities of less than three years and various yields.  The fair value of these securities was measured based on valuations observed in less active markets than Level 1 investments from a third-party financial institution.  The carrying amount approximates fair value.

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

Derivatives – currency forward contracts: Consists of currency forward contracts that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third-party bank. See Note 11 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not make any material business combinations or recognize significant impairment losses during the first nine months of fiscal 2013 or during fiscal 2012.

Note 9.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 26, 2013, we anticipate that we will recover the entire amortized cost basis of such fixed income securities, and we have determined that no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

As of January 26, 2013 and April 28, 2012, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 26, 2013:
Certificates of deposit	$7,155	$2	$—	$7,157
U.S. Government securities	5,998	20	—	6,018
U.S. Government sponsored entities	4,753	—	(7)	4,746
Municipal obligations	7,606	12	—	7,618
	$25,512	$34	$(7)	$25,539
Balance as of April 28, 2012:
Certificates of deposit	$7,657	$—	$—	$7,657
U.S. Government securities	7,507	49	—	7,556
U.S. Government sponsored entities	4,503	2	—	4,505
Municipal obligations	5,517	23	—	5,540
	$25,184	$74	$—	$25,258

Realized gains or losses on investments are recorded in our consolidated statements of operations within other expense, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” into earnings based on the specific identification method. In the nine months ended January 26, 2013 and January 28, 2012, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales and maturities of investments were immaterial in the nine months ended January 26, 2013 and January 28, 2012.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 26, 2013 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$4,199	$2,958	$7,157
U.S. Government securities	3,011	3,007	6,018
U.S. Government sponsored entities	—	4,746	4,746
Municipal obligations	2,542	5,076	7,618
	$9,752	$15,787	$25,539

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,201 and $2,398 at January 26, 2013 and April 28, 2012, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent that the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $17,304 and $18,452 as of January 26, 2013 and April 28, 2012, respectively.  Contract and lease receivables bearing annual interest rates of 5.8 to 10.0 percent are due in varying annual installments through May 2023.  The face amount of long-term receivables was $20,249 as of January 26, 2013 and $21,494 as

of April 28, 2012.  Included in accounts receivable as of January 26, 2013 and April 28, 2012 was $275 and $783, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 11.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 26, 2013 and April 28, 2012, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 26, 2013 and April 28, 2012 were as follows:

	January 26, 2013		April 28, 2012
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	6,496	6,329	3,315	3,269
U.S. Dollars/Canadian Dollars	492	492	870	868
U.S. Dollars/British Pounds	244	151	—	—
U.S. Dollars/Singapore Dollars	—	—	96	121
U.S. Dollars/Brazilian Reais	—	—	242	436
U.S. Dollars/Euros	—	—	130	99

As of January 26, 2013 and April 28, 2012, there was a net liability of $60 and $95, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Live Events, Commercial, Schools and Theatres, and Transportation, which include the geographic territories of the United States and Canada.

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

Commercial Business Unit: Over the long-term, we believe that growth in the Commercial business unit will result from a number of factors, including:

•
The growing interest in our standard display products that are used in many different retail-type establishments, among other types of applications.  The demand in this area is driven by retailers' and other types of commercial establishments' desire to attract the attention of motorists and others into their storefront.  It is also driven by the need to communicate messages to the public.  National accounts may replace their displays that are reaching end of life, which could lead to increased sales. Furthermore, we believe that in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increasing sales.

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

•
The continued deployment of digital billboards as billboard companies continue developing new sites for digital billboards and start to replace digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business that is concentrated in a few large billboard companies.

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

Transportation Business Unit: Over the long-term, we believe that growth in the Transportation business unit will result from increasing applications of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily by the federal government.

International Business Unit: Over the long-term, we believe that growth in the International business unit will result from achieving greater penetration in various geographies, building products more suited to individual markets, and the reasons listed in each of the other business units to the extent they apply outside the United States and Canada.

Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business also can be severely impacted.  Our Commercial and International business units are highly dependent on economic conditions in general.

The cost and selling prices of our products have decreased over time and are expected to continue to decrease in the future.  As a result, each year we must sell more products to generate the same or a greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 26, 2013 AND JANUARY 28, 2012

Net Sales

	Three Months Ended
(in thousands)	January 26, 2013	January 28, 2012	Percent Change
Net Sales:
Commercial	$30,997	$38,833	(20.2)%
Live Events	26,528	38,496	(31.1)
Schools & Theatres	11,778	10,696	10.1
Transportation	23,546	10,261	129.5
International	18,201	24,639	(26.1)
	$111,050	$122,925	(9.7)%
Orders:
Commercial	$36,988	$30,720	20.4%
Live Events	47,391	38,684	22.5
Schools & Theatres	10,183	9,941	2.4
Transportation	19,972	15,443	29.3
International	19,776	12,218	61.9
	$134,310	$107,006	25.5%

Commercial: The decrease in net sales for the three months ended January 26, 2013 compared to the same period one year ago was the net result of:

•
A decrease of $5.7 million in sales of large custom video contracts due to a multi-million dollar custom video project converting to sales in the third quarter of fiscal 2012. The level of large custom contract orders and sales in this niche is subject to volatility and, during the third quarter of fiscal 2013, we did not have the same level of large video projects converting to sales.

•	A decrease of $2.8 million in our billboard niche due to lower demand from our billboard customers.

•	An increase of $1.5 million in sales of on-premise advertising displays resulting from an improved economy.

The increase in orders for the three months ended January 26, 2013 compared to the same period one year ago was the net result of:

•	An increase in orders for large custom video projects. During the third quarter of fiscal 2013, we booked two video system orders for a combined total of $7.5 million.

•	An increase in orders for our on-premise advertising standard order business.

•	A decrease in orders for billboard customers resulting from variability in timing of orders being booked and softening demand.

Live Events:  The decrease in net sales for the three months ended January 26, 2013 compared to the same period one year ago was the net result of timing of booking orders, large project timing and plant production cycles, coupled with a lower backlog at the beginning of the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Orders increased for the three months ended January 26, 2013 compared to the same period one year ago as the current period included contracts for video display systems at two NFL stadiums and a university with a combined total of $19 million.

Schools and Theatres: The increase in net sales for the three months ended January 26, 2013 compared to the same period one year ago was primarily the result of increased demand in video projects, which converted to sales in the third quarter of fiscal 2013. Orders for the three months ended January 26, 2013 compared to the same period one year ago increased as the result of schools demonstrating more willingness to move forward with projects and the increasing demand in video systems for high schools.

Transportation: The increase in net sales for the three months ended January 26, 2013 compared to the same period one year ago was primarily the result of production on an order booked during the first quarter of fiscal 2013 for a major airport, as previously disclosed.

The increase in orders for the three months ended January 26, 2013 compared to the same period one year ago was the result of being awarded contracts with three different state transportation authorities totaling $11.1 million.

International:  The decrease in net sales in our International business unit for the three months ended January 26, 2013 compared to the same period one year ago is the net result of a lower beginning backlog for the third quarter of fiscal 2013 compared to the same period of fiscal 2012, timing of orders, and progress on large projects. We believe sales during the fourth quarter of fiscal 2013 will be higher compared to the same period of the previous year.

The increase in orders for the three months ended January 26, 2013 compared to the same period one year ago was led by a $3.1 million order from a third-party advertising company and a $3.9 million order for a video display system for a horse race track.

Backlog

The product order backlog as of January 26, 2013 was $149 million as compared to $121 million as of January 28, 2012 and $128 million at the end of second quarter of fiscal 2013.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our Commercial, Live Events, Schools and Theatres and International business units and decreased in our Transportation business unit.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodologies used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales that are evidenced by an arrangement, with prices that are fixed and determinable and with collectability being reasonably assured. Arrangements in our backlog may be canceled, modified or otherwise altered. Lead times for orders in our backlog can range from a week to several years. Most standard product lead time is less than eight weeks, but large contracts can range from 12 weeks to more than a year. Thus, overall backlog is not directly indicative of sales in future quarters.

Gross Profit

	Three Months Ended
	January 26, 2013		January 28, 2012
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,549	24.4%	$10,355	26.7%
Live Events	4,358	16.4	6,218	16.2
Schools & Theatres	2,647	22.5	1,917	17.9
Transportation	7,118	30.2	2,892	28.2
International	5,377	29.5	6,473	26.3
	$27,049	24.4%	$27,855	22.7%

The increase in our gross profit percentage for the three months ended January 26, 2013 compared to the same period one year ago was the net result of the following:

Commercial:  The gross profit percent decrease for the three months ended January 26, 2013 compared to the same period one year ago was the result of competitive market pressures on pricing in the billboard niche, costs incurred to cover a product outside of warranty obligations, which were partially offset by an improvement of reseller and national account business due to sales mix, increased manufacturing and services infrastructure utilization and cost management, and a reduction in warranty costs as a percentage of sales.

Live Events: The gross profit percent for the three months ended January 26, 2013 compared to the same period one year ago was flat.

Schools and Theatres:  The gross profit percent increase for the three months ended January 26, 2013 compared to the same period one year ago was the result of a more favorable product sales mix, increased manufacturing utilization and cost management, and lower warranty costs as a percentage of sales.

Transportation:  The gross profit percent increase for the three months ended January 26, 2013 compared to the same period one year ago was the net result of an increase in margin from a more favorable product sales mix and improved profitability on the contracts produced this quarter, increased manufacturing and services infrastructure utilization and a decrease in warranty expenses as a percentage of sales.

International:  The gross profit percent increase for the three months ended January 26, 2013 compared to the same period one year ago was primarily the result of improved margins on product sales mix.

Selling Expense

	Three Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,287	10.6%	(6.7)%	$3,522	9.1%
Live Events	3,114	11.7	(12.9)	3,574	9.3
Schools & Theatres	2,568	21.8	(6.5)	2,747	25.7
Transportation	800	3.4	(1.6)	813	7.9
International	3,883	21.3	44.6	2,685	10.9
	$13,652	12.3%	2.3%	$13,341	10.9%

Selling expenses were slightly higher in the three months ended January 26, 2013 compared to the same period one year ago due to the net effect of the following:

Commercial:  Commercial selling expenses decreased approximately seven percent in the third quarter of fiscal 2013 compared to the same period one year ago.  The decrease was the result of reductions in travel and entertainment expenses and various other expenses.

Live Events:  Selling expenses decreased by approximately 13 percent in the third quarter of fiscal 2013 compared to the same period in fiscal 2012.  This was primarily the result of a decrease of $0.3 million in personnel costs, including salary, taxes, and employee benefits, and a decrease of $0.1 million in convention expenses.

Schools and Theatres:  Selling expenses decreased approximately seven percent compared to the same period in fiscal 2012.  This was mainly due to a decrease in bad debt expense.

Transportation:  Selling expenses remained flat for the third quarter of fiscal 2013 compared to the same period one year ago.

International:  Selling expenses increased by approximately 45 percent compared to the same period in fiscal 2012 due to increases in third-party commissions and bad debt expense. We use third parties in various locations around the world to expand market opportunities, and these types of expenses will recur only if the third party is successful in procuring sales.

Other Operating Expenses

	Three Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$6,717	6.0%	(3.7)%	$6,974	5.7%
Product design and development	$5,611	5.1%	(1.5)%	$5,696	4.6%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the third quarter of fiscal 2013 as compared to the same period one year ago decreased primarily due to reductions in information system related expenses and professional services expenses. These reductions in expenses relate to one-time costs incurred in the third quarter of fiscal 2012 related to information technology consulting on development projects and professional services costs to support the expansion of our international business.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offer improved performance at a lower cost point over our current offerings. In addition, we continue to focus on a new full-color family of Vanguard displays for the transportation market and various other products to standardize display components and control systems for both single site displays and networked displays.  Our costs for product development represent engineering time charges, materials costs and an allocation of overhead based on time charges of our engineering departments.  Approximately 70 percent of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold.

Product development expenses remained flat in the third quarter of fiscal 2013 as compared to the same period one year ago.

Other Income and Expenses

	Three Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$358	0.3%	(4.0)%	$373	0.3%
Other expense, net	$(193)	(0.2)%	565.5%	$(29)	—%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which generates interest income from long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations and the unused portion of our line of credit.

Interest income was relatively flat in the third quarter of fiscal 2013 compared to the same period one year ago. Interest expense decreased slightly in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012 due to the full repayment of outstanding debt on our line of credit in China.

Other expense, net:  We realized an increase of $0.2 million in expenses from the net result of other income and expenses for the third quarter of fiscal 2013 as compared to the same period one year ago due to an increase in foreign currency losses for changes in the fair value of currency hedges and various other non-operating gains.

Income Taxes

Our effective tax rate was 31.2 percent, excluding a one-time retroactive extension of the research tax credit, which resulted in an effective tax benefit rate of 119.6 percent for the third quarter of fiscal 2013 as compared to an effective tax rate of 23.9 percent for the third quarter of fiscal 2012.  On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011 and extends the research credit for two years to December 31, 2013. As a result of the retroactive extension, we recognized in the third quarter of fiscal 2013 approximately $1.9 million in tax benefits from the credit. In addition, we received a tax benefit for the dividend payment to employees in the Daktronics 401k ESOP plan of $0.6 million.

Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 26, 2013 AND JANUARY 28, 2012

Net Sales

	Nine Months Ended
(in thousands)	January 26, 2013	January 28, 2012	Percent Change
Net Sales:
Commercial	$109,127	$115,239	(5.3)%
Live Events	121,641	123,676	(1.6)
Schools & Theatres	51,639	46,418	11.2
Transportation	57,713	34,201	68.7
International	53,720	57,998	(7.4)
	$393,840	$377,532	4.3%
Orders:
Commercial	$113,622	$111,319	2.1%
Live Events	132,285	122,507	8.0
Schools & Theatres	48,106	41,589	15.7
Transportation	59,504	43,459	36.9
International	64,667	46,117	40.2
	$418,184	$364,991	14.6%

Commercial: The decrease in net sales for the nine months ended January 26, 2013 compared to the same period one year ago was the net result of:

•	A decrease of $8.0 million in sales for large video display projects due to delayed orders for custom video projects.

•	A decrease of $2.2 million in sales to outdoor advertising companies due to lower demand from our billboard customers.

•
An increase of $2.9 million in sales of on-premise advertising displays, which was primarily due to an increase in orders for a national account customer replacement program, as previously disclosed, and an improved economy.

The increase in orders for the nine months ended January 26, 2013 compared to the same period one year ago was the result of an increase of $2.3 million in service maintenance agreements.

Live Events:  The slight decrease in net sales for the nine months ended January 26, 2013 compared to the same period one year ago was the net result of the timing of sales recognition due to customers' schedules and related production plans. Orders for the nine months ended January 26, 2013 compared to the same period one year ago increased $9.8 million, which was attributed to increases in orders for NFL stadiums, universities, and arena systems.

Schools and Theatres:  The increase in net sales for the nine months ended January 26, 2013 compared to the same period one year ago was the result of schools demonstrating more willingness this year than in fiscal 2012 to move forward with projects and the increasing demand in video projects for high schools. Increase in orders for the nine months ended January 26, 2013 compared to the same period one year ago was the result of factors in net sales as noted already.

Transportation:  The increase in net sales for the nine months ended January 26, 2013 compared to the same period one year ago was led by sales recorded from a large procurement contract compared to the previous year and an order for $21 million in video displays at the LAX Bradley International Terminal in Los Angeles. Increase in orders for the nine months ended January 26, 2013 compared to the same period one year ago was the result of factors in net sales as noted above.

International:  The decrease in net sales for the nine months ended January 26, 2013 compared to the same period one year ago was the result of timing differences in the production and installation of orders booked. The increase in orders was led by orders from a number of outdoor advertising companies located around the world, a $6 million large architectural lighting project, orders for two international sports stadiums totaling in excess of $3 million, and large orders for third-party advertising.

Gross Profit

	Nine Months Ended
	January 26, 2013		January 28, 2012
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$29,435	27.0%	$29,299	25.4%
Live Events	26,016	21.4	21,908	17.7
Schools & Theatres	13,858	26.8	11,984	25.8
Transportation	20,730	35.9	10,720	31.3
International	15,752	29.3	14,919	25.7
	$105,791	26.9%	$88,830	23.5%

The increase in our gross profit percentage for the nine months ended January 26, 2013 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase in the Commercial business unit for the nine months ended January 26, 2013 compared to the same period one year ago was primarily the result of sales mix.

Live Events:  The gross profit percent increase in the Live Events business unit for the nine months ended January 26, 2013 compared to the same period one year ago was the result of lowered manufacturing infrastructure costs and improved sales mix.

Schools and Theatres:  The gross profit percent increase in the Schools and Theatres business unit for the nine months ended January 26, 2013 compared to the same period one year ago primarily was the result of increased manufacturing utilization from the overall higher sales volumes and cost reduction initiatives.

Transportation: The gross profit percent increase in the Transportation business unit for the nine months ended January 26, 2013 compared to the same period one year ago was the net result of:

•	Increased manufacturing utilization from the overall higher sales volumes, which increased gross profit percentages by approximately three percentage points.

•	An increase of approximately one percentage point due to lower warranty costs as a percentage of net sales.

International:  The gross profit percent increase in the International business unit for the nine months ended January 26, 2013 compared to the same period one year ago was the net result of:

•
An increase in the gross margin on product sales, which increased the overall gross profit by approximately six percentage points.  This increase was the result of a number of factors, including increased demand for higher quality products in large video displays and architectural lighting applications that provide higher margins.

•	A decrease of approximately two percentage points due to increased costs from services.

•	A decrease of approximately one percentage point as a result of higher warranty expenses that occurred during the first quarter of fiscal 2013 due to one significant claim.

Selling Expense

	Nine Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$10,405	9.5%	(0.7)%	$10,480	9.1%
Live Events	9,624	7.9	(2.1)	9,835	8.0
Schools & Theatres	7,767	15.0	(3.0)	8,005	17.2
Transportation	2,408	4.2	(3.7)	2,501	7.3
International	9,324	17.4	21.8	7,654	13.2
	$39,528	10.0%	2.7%	$38,475	10.2%

The increase in selling expenses in the first nine months of fiscal 2013 compared to the same period one year ago was the net result of the following:

Commercial:  Selling expenses remained flat for the first nine months of fiscal 2013 compared to the same period in fiscal 2012 due to a $0.4 million increase in personnel costs, including taxes and benefits, which were partially offset by a $0.2 million decrease in travel and entertainment expenses and a $0.3 million decrease in various other expenses.

Live Events:  The decrease in selling expenses for the first nine months of fiscal 2013 compared to the same period in fiscal 2012 was the result of a decrease of a $0.2 million decrease in travel and entertainment and convention expenses.

Schools & Theatres:   The decrease in selling expenses for the first nine months of fiscal 2013 compared to the same period in fiscal 2012 was a result of a $0.2 million decrease in bad debts and various other expenses.

Transportation:  Selling expenses for the first nine months of fiscal 2013 compared to the same period one year ago decreased as a result of cost containment efforts offsetting increases in other variable expenses.

International:  The increase in selling expenses for the first nine months of fiscal 2013 compared to the same period one year ago was the net result of:

•	A $1.0 million increase in third-party commissions on significant contracts. Third-party sales agents are contracted from time-to-time to penetrate geographic locations where we have limited presence.

•	A $0.4 million increase in personnel costs, including taxes and benefits, due to increases in headcount from the previous year to support our growth in international orders for fiscal 2013.

•	A net increase of $0.2 million in various other expenses.

Other Operating Expenses

	Nine Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$20,148	5.1%	(1.3)%	$20,410	5.4%
Product design and development	$17,477	4.4%	2.5%	$17,050	4.5%

General and administrative expenses in the first nine months of fiscal 2013 have declined as compared to the same period one year ago. The reduction in expenses was due to our continued focus on reducing spending during the current year as a part of our strategic goals to improve operating income.

The increase in product development expense in the first nine months of fiscal 2013 as compared to the same period one year ago was the net result of the following:

•
An increase in personnel costs, including taxes and benefits, of $0.8 million as a result of slight increases in headcount, salary and benefit costs due to normal variations within the business and our continued focus to support the growth of our display and control system platforms.

•	A decrease in material costs related to product development of $0.2 million as a result of the timing of projects for prototyping new products and the stage of product development.

•	A decrease of $0.2 million in various other expenses.

Other Income and Expenses

	Nine Months Ended
	January 26, 2013			January 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$1,014	0.3%	(7.4)%	$1,095	0.3%
Other expense, net	$(224)	(0.1)%	1.4%	$(221)	(0.1)%

Interest income, net:  Interest income declined slightly for the nine months ended January 26, 2013 as compared to the same period in fiscal 2012 primarily due to lower levels of long-term receivables. Interest expense decreased for the nine months ended January 26, 2013 compared to the nine months ended January 28, 2012 as a result of repayments in full on borrowings in China during fiscal 2013.

Other expense, net: Other expenses, net remained flat for the nine months ended January 26, 2013 as compared to the same period one year ago.

Income Taxes

The effective tax rate was approximately 28.9 percent for the first nine months of fiscal 2013 as compared to 34.7 percent for the first nine months of fiscal 2012. In comparing the first nine months of fiscal 2013 to the same period in fiscal 2012, changes in the effective tax rate were primarily due to the net impact of the following items:

•
A decrease in the annual estimated effective tax rate of approximately 2.7 percentage points as a result of the impact of non- deductible meals and entertainment costs and stock compensation expense on a higher projected income compared to similar level expenses on a lower projected income in fiscal 2012.

•	A decrease in the effective tax rate of approximately 1.2 percentage points due to an international tax change.

•
A combined decrease in the annual estimated effective tax rate and current effective tax rate of approximately 1.4 percentage points due to the reinstated research and development tax credit, which was not in effect for three months near the end of fiscal 2012.

We operate within multiple taxing jurisdictions, both domestic and international, and we are subject to audits in these jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and the allocation of income amounts to various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities because different taxing jurisdictions have different statutes of limitations. During the third quarter of fiscal 2013, the United States Internal Revenue Service (IRS) completed and approved the examination of our U.S. federal tax returns for fiscal years 2009 and 2010.  The Chinese tax authorities recently completed an audit of our tax returns for calendar years prior to 2012 in connection with a transfer of location of our business address in China.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 26, 2013	January 28, 2012	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$33,255	$8,393	296.2%
Investing activities	(7,105)	(9,508)	(25.3)
Financing activities	(31,112)	(24,707)	25.9
Effect of exchange rate changes on cash	43	66	(34.8)
Net decrease in cash and cash equivalents	$(4,919)	$(25,756)	(80.9)%

Cash flows from operating activities:  The increase in cash from operating activities for the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 was the net result of the following:

•	An increase in net income of $11.9 million plus $14.6 million from a reduction of changes in net operating assets and liabilities, adjusted by depreciation and amortization of $1.6 million.

•	The most significant drivers of the change in net operating assets and liabilities were the net result of the following:

•
A decrease in cash resulting from an increase in costs and earnings in excess of billings of $18.1 million. Variability in costs and earnings in excess of billings relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. As of January 26, 2013, $17.7 million of the increase related to three different transportation projects.

•
A reduction in accounts receivable that improved cash from operations by $7.5 million primarily due to receiving two significant progress payments totaling $4.2 million that were outstanding at the end of fiscal 2012. The remaining decline relates to a decrease in sales volume that we realized during the third quarter and the timing of billings related to projects in progress.

•
A decline in inventories, which increased cash from operations by $6.0 million. Changes in inventory are primarily the result of using inventory in production specified for a significant transportation project and inventory management initiatives. Inventory levels can be impacted by timing of large orders.

•	A net change in various other operating assets and liabilities, which decreased cash from operations by $3.1 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The decrease in cash used in investing activities for the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of the net effect of the following:

•
An increase in the net cash invested in marketable securities, net of maturities.  Our investment approach has remained consistent year over year as we try to maintain a consistent level of marketable securities and, therefore, the change was the result of the timing of investment decisions and investments of excess cash in marketable securities.

•
A decrease in purchases of property and equipment of $5.8 million.  During the first nine months of fiscal 2013, we invested $2.6 million in manufacturing equipment, $1.6 million in product demonstration equipment, $1.7 million in information systems infrastructure, including software, and $0.8 million in other assets.  Capital expenditures are expected to be less than $11 million for the 2013 fiscal year as a whole.

Cash flows from financing activities:  The increase in cash used in financing activities for the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 was the result of a $4.9 million increase in dividends paid to shareholders as explained elsewhere in this Report and net repayments of our short-term debt obligations.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of January 26, 2013 was approximately $2.4 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $122.7 million at January 26, 2013 and $119.8 million at April 28, 2012.  The increase in working capital was primarily the result of higher sales and the net changes between accounts receivable, inventories and cost and estimated earnings in excess of billings. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash reserves and, to a lesser extent , bank borrowings to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent that these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2013. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.5 percent at January 26, 2013.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of January 26, 2013, there were no advances under the line of credit.

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

We have an additional credit agreement with another U.S. bank that expires on November 15, 2013 that is intended to support our credit needs outside of the United States.  The facility provides for a $35.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of January 26, 2013, there were no advances under the line of credit.

We were in compliance with all applicable covenants as of January 26, 2013 and April 28, 2012.  The minimum fixed charge coverage ratio as of January 26, 2013 was 91-to-1, and the ratio of interest-bearing debt to EBITDA as of January 26, 2013 was 0.02-to-1.

On May 24, 2012, our Board of Directors declared a semi-annual dividend of $0.115 per share on our common stock for the fiscal year ended April 28, 2012, which was paid on June 25, 2012.

On November 29, 2012, our Board of Directors declared a semi-annual dividend payment of $0.115 and a special dividend of $0.50 per share on our common stock. The dividend was paid on December 20, 2012. Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $100.0 million in bonded work outstanding. At January 26, 2013, we had $21.6 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 26, 2013, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the third quarter and year to date of fiscal 2013, net sales originating outside the United States were 19.6 percent and 16.0 percent of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  If we believed that currency risk in any foreign location was significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 26, 2013, our outstanding marketing obligations were $0.7 million, substantially all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 26, 2013, our outstanding long-term receivables were $17.3 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments that are sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2013	2014	2015	2016	2017	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,915	$4,240	$3,750	$2,957	$1,867	$2,575
Average interest rate	8.2%	8.1%	8.1%	7.8%	8.2%	8.4%
Liabilities:
Long-term marketing obligations, including current portion:
Fixed-rate	$26	$385	$186	$70	$4	$3
Average interest rate	6.7%	8.9%	8.9%	8.8%	6.2%	6.3%

Of our cash balances at January 26, 2013, $16.8 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 26, 2013, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 26, 2013, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 26, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association. (1)
10.2	Renewal Revolving Note Dated November 9, 2012 between the Company and U.S. Bank National Association. (1)
10.3	Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.4	Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.5	Amended and Restated Revolving Note Dated November 9, 2012 between the Company and Bank of America, N.A. (1)
10.6	Separation Agreement dated October 7, 2012 by and between the Company and William R. Retterath. (2)
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 26, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K filed on November 14, 2012.
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

Date: March 1, 2013

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

10.1	Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association. (1)
10.2	Renewal Revolving Note Dated November 9, 2012 between the Company and U.S. Bank National Association. (1)
10.3	Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.4	Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (1)
10.5	Amended and Restated Revolving Note Dated November 9, 2012 between the Company and Bank of America, N.A. (1)
10.6	Separation Agreement dated October 7, 2012 by and between the Company and William R. Retterath. (2)
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 26, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.* (3)

(1) Incorporated by reference to the exhibit with the same exhibit number filed with our Current Report on Form 8-K filed on November 14, 2012.
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