Form 10-Q
period 2013-07-27
DAKTRONICS INC /SD/
filed 2013-08-30
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 27, 2013

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 26, 2013 was 42,527,256.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 27, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 27, 2013	April 27, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,122	$40,628
Restricted cash	43	48
Marketable securities	24,636	24,052
Accounts receivable, net	86,921	63,227
Inventories, net	58,912	49,045
Costs and estimated earnings in excess of billings	35,332	39,355
Current maturities of long-term receivables	4,944	4,807
Prepaid expenses and other assets	5,505	6,185
Deferred income taxes	13,157	12,755
Income tax receivables	961	46
Total current assets	252,533	240,148

Long-term receivables, less current maturities	10,486	11,325
Goodwill	4,613	3,306
Intangibles, net	2,900	1,181
Advertising rights, net and other assets	773	772
Deferred income taxes	1,059	1,061
	19,831	17,645
PROPERTY AND EQUIPMENT:
Land	2,116	1,497
Buildings	59,198	57,012
Machinery and equipment	68,226	65,600
Office furniture and equipment	16,109	16,118
Computer software and hardware	42,362	41,745
Equipment held for rental	868	868
Demonstration equipment	8,359	8,400
Transportation equipment	4,203	4,026
	201,441	195,266
Less accumulated depreciation	136,915	133,641
	64,526	61,625
TOTAL ASSETS	$336,890	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	July 27, 2013	April 27, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$264	$—
Accounts payable	48,916	38,651
Accrued expenses	21,696	24,331
Warranty obligations	13,433	13,933
Billings in excess of costs and estimated earnings	13,824	14,245
Customer deposits (billed or collected)	18,870	12,375
Deferred revenue (billed or collected)	7,421	9,112
Current portion of other long-term obligations	890	356
Income taxes payable	1,420	1,689
Total current liabilities	126,734	114,692

Long-term warranty obligations	11,554	11,213
Long-term deferred revenue (billed or collected)	4,909	4,424
Other long-term obligations, less current maturities	3,037	843
Total long-term liabilities	19,500	16,480
TOTAL LIABILITIES	146,234	131,172

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 42,529,902 and 42,393,456 shares issued at July 27, 2013 and April 27, 2013, respectively	38,489	37,429
Additional paid-in capital	27,919	27,194
Retained earnings	124,373	123,750
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(116)	(118)
TOTAL SHAREHOLDERS' EQUITY	190,656	188,246
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$336,890	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	July 27, 2013	July 28, 2012
Net sales	$138,722	$132,919
Cost of goods sold	103,221	96,529
Gross profit	35,501	36,390

Operating expenses:
Selling expense	13,617	13,080
General and administrative	7,299	6,581
Product design and development	5,989	6,021
	26,905	25,682
Operating income	8,596	10,708

Nonoperating income (expense):
Interest income	343	431
Interest expense	(115)	(87)
Other (expense) income, net	(392)	(180)

Income before income taxes	8,432	10,872
Income tax expense	2,712	4,194
Net income	$5,720	$6,678

Weighted average shares outstanding:
Basic	42,528	42,068
Diluted	42,766	42,141

Earnings per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

Cash dividend declared per share	$0.120	$0.115

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	July 27, 2013	July 28, 2012

Net income	$5,720	$6,678

Other comprehensive income (loss):
Cumulative translation adjustments	32	(227)
Unrealized loss on available-for-sale securities, net of tax	(30)	(26)
Total other comprehensive income (loss), net of tax	2	(253)
Comprehensive income	$5,722	$6,425

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	July 27, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,720	$6,678
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,757	3,819
Amortization	65	57
Amortization of premium/discount on marketable securities	59	48
(Gain) loss on sale of property and equipment	(31)	3
Share-based compensation	722	762
Excess tax benefits from share-based compensation	(3)	(2)
Provision for doubtful accounts	417	(281)
Deferred income taxes, net	(400)	19
Change in operating assets and liabilities	(14,924)	5,405
Net cash (used in) provided by operating activities	(4,618)	16,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,042)	(1,443)
Proceeds from sale of property and equipment	68	92
Purchases of marketable securities	(1,187)	(3,857)
Proceeds from sales or maturities of marketable securities	500	3,999
Acquisition, net of cash acquired	(1,298)	—
Net cash used in investing activities	(5,959)	(1,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(982)
Proceeds from exercise of stock options	293	58
Excess tax benefits from share-based compensation	3	2
Principal payments on long-term obligations	(3,374)	—
Dividends paid	(5,097)	(4,832)
Net cash used in financing activities	(8,175)	(5,754)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	246	(128)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,506)	9,417

CASH AND CASH EQUIVALENTS:
Beginning of period	40,628	29,423
End of period	$22,122	$38,840

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$18	$36
Income taxes, net	4,356	(85)

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	63	156
Purchases of property and equipment included in accounts payable	1,080	519
Contributions of common stock under the employee stock purchase plan	766	732

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at April 27, 2013 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 27, 2013, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), an update to Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements significant amounts reclassified out of accumulated other comprehensive income by the respective line items in the statement presenting net income. Additionally, disclosures about the changes in each component of accumulated other comprehensive income are also required. ASU 2013-02 requires prospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of fiscal 2014, and there was no impact to the Company's financial statements.

Note 2. Earnings Per Share ("EPS")

Basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock sharing in our earnings.

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 27, 2013 and July 28, 2012:

	Net income	Shares	Per share income
For the three months ended July 27, 2013:
Basic earnings per share	$5,720	42,528	$0.13
Dilution associated with stock compensation plans	—	238	—
Diluted earnings per share	$5,720	42,766	$0.13
For the three months ended July 28, 2012:
Basic earnings per share	$6,678	42,068	$0.16
Dilution associated with stock compensation plans	—	73	—
Diluted earnings per share	$6,678	42,141	$0.16

Options outstanding to purchase 2,267 shares of common stock with a weighted average exercise price of $16.04 for the three months ended July 27, 2013 and 3,133 shares of common stock with a weighted average exercise price of $14.11 for the three months ended July 28, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: Commercial, Live Events, Schools and Theatres, Transportation, and the International business unit. These segments are based on the type of customer and geography.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our Schools and Theatres business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and sales of our Vortek® automated rigging systems for theatre applications.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 27, 2013	July 28, 2012
Net sales:
Commercial	$33,701	$38,356
Live Events	55,077	44,509
Schools & Theatres	17,917	18,174
Transportation	13,042	16,596
International	18,985	15,284
	138,722	132,919

Contribution margin:
Commercial	5,944	6,202
Live Events	8,342	7,076
Schools & Theatres	3,148	2,577
Transportation	2,145	5,979
International	2,305	1,476
	21,884	23,310

Non-allocated operating expenses:
General and administrative	7,299	6,581
Product design and development	5,989	6,021
Operating income	8,596	10,708

Nonoperating income (expense):
Interest income	343	431
Interest expense	(115)	(87)
Other (expense) income, net	(392)	(180)

Income before income taxes	8,432	10,872
Income tax expense	2,712	4,194
Net income	$5,720	$6,678

Depreciation and amortization:
Commercial	$1,052	$1,280
Live Events	1,147	1,104
Schools & Theatres	546	576
Transportation	286	324
International	236	137
Unallocated corporate depreciation	555	455
	$3,822	$3,876

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended
	July 27, 2013	July 28, 2012
Net sales:
United States	$115,451	$115,759
Outside U.S.	23,271	17,160
	$138,722	$132,919

	July 27, 2013	April 27, 2013
Long-lived assets:
United States	$60,291	$60,060
Outside U.S.	4,235	1,565
	$64,526	$61,625

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.

Note 4.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 27, 2013, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of July 27, 2013 and April 27, 2013, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of July 27, 2013:
Certificates of deposit	$4,677	$—	$—	$4,677
U.S. Government securities	5,000	10	—	5,010
U.S. Government sponsored entities	4,251	—	(2)	4,249
Municipal obligations	10,706	—	(6)	10,700
	$24,634	$10	$(8)	$24,636
Balance as of April 27, 2013:
Certificates of deposit	$4,677	$—	$—	$4,677
U.S. Government securities	4,999	19	—	5,018
U.S. Government sponsored entities	4,752	—	—	4,752
Municipal obligations	9,596	9	—	9,605
	$24,024	$28	$—	$24,052

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” and into earnings based on the specific identification method. In the three months ended July 27, 2013 and July 28, 2012, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales or maturities of investments were immaterial in the three months ended July 27, 2013 and July 28, 2012.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 27, 2013 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$1,718	$2,959	$4,677
U.S. Government securities	3,011	1,999	5,010
U.S. Government sponsored entities	—	4,249	4,249
Municipal obligations	4,141	6,559	10,700
	$8,870	$15,766	$24,636

Note 5. Business Combination

We acquired 100 percent ownership in OPEN Out-of Home Solutions ("OPEN"), a Belgian company, on May 8, 2013 for an undisclosed amount. Results of the operations have been included in the consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements.

OPEN is a European manufacturer of cabinets and street furniture for the Third Party Advertising ("TPA") market. This acquisition expanded our product offerings to TPA's as they adopt digital technology and another plant to manufacture digital advertising displays. This acquisition was funded with cash on hand and a note payable over five years.

During the first quarter of fiscal 2014, the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date, were completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,300. Included in the purchase price allocation was acquired identifiable intangibles valued at $1,151 representing trade names with a useful life of 20 years and a customer list valued at $615 with a useful life of nine years. The purchase price allocation will be completed during fiscal 2014.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 27, 2013 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2013:	$2,417	$725	$164	$—	$3,306
Acquisition, net of cash acquired	—	—	—	1,300	1,300
Foreign currency translation	(3)	(1)	(3)	14	7
Balance as of July 27, 2013:	$2,414	$724	$161	$1,314	$4,613

We perform an analysis of goodwill on an annual basis. We last performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2013, which was October 28, 2012.  The result of the analysis indicated no goodwill impairment existed as of that date.

Note 7. Inventories

Inventories consisted of the following:

	July 27, 2013	April 27, 2013
Raw materials	$26,589	$20,979
Work-in-process	9,088	8,523
Finished goods	23,235	19,543
	$58,912	$49,045

Note 8.  Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $3,231 and $2,729 at July 27, 2013 and April 27, 2013, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $15,430 and $16,132 as of July 27, 2013 and April 27, 2013, respectively.  Contract and lease receivables bearing annual interest rates of 5.8 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $17,715 as of July 27, 2013 and $18,731 as of April 27, 2013.  Included in accounts receivable as of July 27, 2013 and April 27, 2013 was $258 and $803, respectively, of retainage on construction-type contracts, all of which is expected to be collected in one year.

Note 9.  Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss that has been incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of July 27, 2013, we did not believe there was a reasonable possibility any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, had been incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of July 27, 2013 and April 27, 2013.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We periodically assess the adequacy of our recorded warranty reserves and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the three months ended July 27, 2013 consisted of the following:

Amount
Beginning accrued warranty costs	$25,146
Warranties issued during the period	2,792
Settlements made during the period	(4,260)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	1,309
Ending accrued warranty costs	$24,987

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of July 27, 2013, we had outstanding letters of credit and surety bonds in the amount of $5,023 and $17,983, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $724 and $718 for the three months ended July 27, 2013 and July 28, 2012, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 27, 2013:

Fiscal years ending	Amount
2014	$2,891
2015	2,151
2016	1,858
2017	968
2018	180
Thereafter	26
$8,074

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods extending beyond one year.  As of July 27, 2013, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2014	$1,221
2015	514
2016	377
2017	250
2018	250
Thereafter	—
$2,612

Note 10.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2010, 2011, 2012 and 2013 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of July 27, 2013, we had $493 of unrecognized tax benefits which would affect our effective tax rate if recognized.

Note 11.  Fair Value Measurement

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

The fair values for fixed-rate contracts receivable are estimated using a discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on our consolidated balance sheets for contracts receivable approximate fair value and have been categorized as a Level 2 fair value measurement.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation applying interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations as reported on our consolidated balance sheets within other long-term obligations approximates fair value and has been categorized as a Level 2 fair value measurement.

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 27, 2013 and April 27, 2013 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of July 27, 2013:
Cash and cash equivalents	$22,122	$—	$22,122
Restricted cash	43	—	43
Available-for-sale securities:
Certificates of deposit	—	4,677	4,677
U.S. Government securities	5,010	—	5,010
U.S. Government sponsored entities	—	4,249	4,249
Municipal obligations	—	10,700	10,700
Derivatives - currency forward contracts	—	59	59
	$27,175	$19,685	$46,860
Balance as of April 27, 2013:
Cash and cash equivalents	$40,628	$—	$40,628
Restricted cash	48	—	48
Available-for-sale securities:
Certificates of deposit	—	4,677	4,677
U.S. Government securities	5,018	—	5,018
U.S. Government sponsored entities	—	4,752	4,752
Municipal obligations	—	9,605	9,605
Derivatives - currency forward contracts	—	7	7
	$45,694	$19,041	$64,735

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third-party bank. See Note 12 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard to value the assets and liabilities for the business combination involving OPEN which occurred during the first three months of fiscal 2014. We did not recognize any impairment losses during the first three months of fiscal 2014. See Note 5 for more information on the business combination. We did not make any material business combinations or recognize any significant impairment losses during fiscal 2013.

Note 12.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of July 27, 2013 and April 27, 2013, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at July 27, 2013 and April 27, 2013 were as follows:

	July 27, 2013		April 27, 2013
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	4,307	4,653	2,944	2,873
U.S. Dollars/Canadian Dollars	—	—	492	492
U.S. Dollars/British Pounds	694	447	1,554	1,005
U.S. Dollars/Euros	756	574	153	114

As of July 27, 2013 and April 27, 2013, there was a net asset of $59 and $7, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 13. Subsequent Events

On August 22, 2013, our Board of Directors declared a dividend of $0.09 per share payable on September 20, 2013 to shareholders of record of our common stock on September 6, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; (iv) the declaration and payment of dividends; (v) the timing and magnitude of future contracts; (vi) parts shortages and longer lead times; (vii) fluctuations in margins; and (viii) the introduction of new products and technology.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 27, 2013 in the section entitled “Item 1A. Risk Factors.”

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to estimated total costs on long-term construction-type contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, stock-based compensation and contingencies.  Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Commercial, Live Events, Schools and Theatres, and Transportation, which include the geographic territories of the United States and Canada.

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities and colleges and universities or spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include a number of displays, controllers, and subcontracted structure builds each of which can occur on varied schedules according to the customer's needs. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large custom and standard orders tend to fluctuate more than small standard orders.  Large product orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

Orders are booked and included in backlog only upon receipt of an executed contract and any required deposits.  As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received.  In addition, order bookings can vary significantly on a quarterly basis as a result of the timing of large orders.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the Notes to the Consolidated Financial Statements, which is included elsewhere in this Report.

GENERAL

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on these large video display contracts are similar across the business units over the long-term.  There are, however, differences in the short term among the business units, which are discussed more fully in the following analysis.

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

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies, building products more suited to individual markets, third-party advertising market opportunities, and the reasons listed in each of the other business units to the extent they apply outside the United States and Canada.

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

The cost and selling prices of our products have decreased over time and are expected to continue to decrease in the future.  As a result, each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 27, 2013 AND JULY 28, 2012

Net Sales

	Three Months Ended
(in thousands)	July 27, 2013	July 28, 2012	Percent Change
Net Sales:
Commercial	$33,701	$38,356	(12.1)%
Live Events	55,077	44,509	23.7
Schools & Theatres	17,917	18,174	(1.4)
Transportation	13,042	16,596	(21.4)
International	18,985	15,284	24.2
	$138,722	$132,919	4.4%
Orders:
Commercial	$36,975	$44,599	(17.1)%
Live Events	67,400	50,699	32.9
Schools & Theatres	19,551	23,458	(16.7)
Transportation	13,969	32,036	(56.4)
International	21,388	22,750	(6.0)
	$159,283	$173,542	(8.2)%

Commercial: The decrease in net sales for the three months ended July 27, 2013 compared to the same period one year ago was the net result of:

•
An increase of $0.6 million in sales of large custom video contracts due to a previous multi-million dollar custom video project order converting to sales in the first quarter of fiscal 2014. The level of large custom contract orders and sales in this niche is subject to volatility.

•	A decrease of $3.2 million in our billboard niche due to the $9.5 million decline in order volume. Lower order levels were primarily the result of the volatility in the timing of orders.

•
A decrease of $2.4 million in sales of on-premise advertising displays, which was primarily due to a decrease in replacement program orders for a national account customer as compared to the first quarter of fiscal 2013.

The decrease in orders for the three months ended July 27, 2013 compared to the same period one year ago was the net result of:

•
An increase of $2.6 million in orders for large custom video projects during the three months ended July 27, 2013 compared to the same period in fiscal 2013. During the first quarter of fiscal 2014, we booked two video system orders for a combined total of $5.6 million.

•	A decrease of $9.5 million in orders for billboard customers due to the volatility in the timing of orders.

Over the near-term in fiscal 2014, we believe the commercial market sales will be generally flat due to indications given to us by our billboard customers and expected lower national account replacements compared to fiscal 2013. A number of custom video projects opportunities are available in the marketplace; however, due to a number of factors, such as the discretionary nature of customers committing to a system, it is difficult to precisely predict orders and sales for fiscal 2014 in the Commercial business unit.

Live Events:  The increase in net sales for the three months ended July 27, 2013 compared to the same period one year ago was primarily the net result of:

•	An increase of $4.7 million in sales related to university arena and stadium displays for orders booked in previous quarters.

•	An increase of $3.7 million in sales related to professional sports stadiums for significant orders that were booked during the fourth quarter of fiscal 2013.

Orders increased for the three months ended July 27, 2013 compared to the same period one year ago as the current period included contracts for two large video display systems totaling approximately $20 million.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display systems which should offer continued growth opportunity for this market in fiscal 2014. A number of factors, such as the discretionary nature of customers committing to upgrade systems, versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting fiscal 2014 orders and net sales difficult. However, for the reasons cited previously, we expect growth in this business unit over the long-term, assuming the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres: The decrease in net sales for the three months ended July 27, 2013 compared to the same period one year ago was primarily the result of lower sales from video projects and lower order values during the current year. This was primarily the result of the level of orders remaining the same, but the size of displays or the average selling price of the displays being lower than in the previous year.

Orders for the three months ended July 27, 2013 compared to the same period one year ago decreased primarily as the result of the level of orders remaining the same, but the size of displays or average selling price of the displays being lower than in the previous year.

We continue to see opportunities to sell larger video systems for the remainder of fiscal 2014, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems; however, orders may not increase over fiscal 2013.  A number of factors, such as the discretionary nature of customers committing to upgrade products and economic factors which impact non-discretionary purchases associated with new construction, impact order volumes. For the long term, we believe this business unit presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation: The decrease in net sales for the three months ended July 27, 2013 compared to the same period one year ago was primarily the result of $6 million in sales recognized during the first quarter of fiscal 2013 for a significant transit project with no recurring projects in similar size during the first quarter of fiscal 2014 to replace the revenues that were recognized in the first three months of fiscal 2013.

Orders for the three months ended July 27, 2013 compared to the same period one year ago decreased primarily due to an order for $20 million booked during the first quarter of fiscal 2013 for a major airport with no recurring order in similar size during the first quarter of fiscal 2014. Excluding this project, orders were up $1.9 million year over year.

Currently, we do not have another large project similar to the major airport project expected for fiscal 2014 to replace these sales, but with the introduction of our 20mm high resolution full-color products in fiscal 2013, we are anticipating sales to adjust back to a more normal growth curve with an increase over fiscal 2012 sales levels.

International:  The increase in net sales in our International business unit for the three months ended July 27, 2013 compared to the same period one year ago is the net result of a higher beginning backlog for the first quarter of fiscal 2014 compared to the same period of fiscal 2013, the timing of orders, and progress on large projects. We believe sales during the second quarter of fiscal 2014 will be higher compared to the same period of the previous year.

We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the international results and contributed $1.1 million of net sales for the quarter.

The decrease in orders for the three months ended July 27, 2013 compared to the same period one year ago was mainly due to the timing of orders as we continue to see a strong pipeline of projects that are expected to book during the second and third quarters of fiscal 2014.

For fiscal 2014, we believe the International business unit has potential for sales growth as we penetrate markets with our established sales networks and the pipeline of projects has increased. In addition, the third-party advertising business continues to be strong worldwide, and we see a definite shift to digital as prices for displays have come down. Both of these factors could increase sales.

Backlog

The product order backlog as of July 27, 2013 was $167 million as compared to $164 million as of July 28, 2012 and $141 million at the end of fourth quarter of fiscal 2013.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our Commercial, Live Events and International business units and decreased in our Schools and Theatres and Transportation business units.

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

Gross Profit

	Three Months Ended
	July 27, 2013		July 28, 2012
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,432	28.0%	$9,849	25.7%
Live Events	11,347	20.6	10,237	23.0
Schools & Theatres	5,859	32.7	5,188	28.5
Transportation	2,972	22.8	6,732	40.6
International	5,891	31.0	4,384	28.7
	$35,501	25.6%	$36,390	27.4%

The decrease in our gross profit percentage for the three months ended July 27, 2013 compared to the same period one year ago was the net result of the following:

Commercial:  The gross profit percent increase for the three months ended July 27, 2013 compared to the same period one year ago was the result of changes in sales mix, with a higher percentage of standard display sales versus larger video display contracts during the current year, which was partially offset by higher warranty costs as a percentage of net sales.

Live Events: The gross profit percent decrease for the three months ended July 27, 2013 compared to the same period one year ago was primarily due to changes in sales mix caused by a significant increase in large custom display projects over $5 million, as these projects have a competitive bidding process that tends to reduce overall margins realized. In addition, we had higher warranty costs as a percentage of net sales. The impact of large custom orders and additional warranty expenses was offset by an improvement in margins on standard display sales and from increased infrastructure utilization and cost management.

Schools and Theatres:  The gross profit percent increase for the three months ended July 27, 2013 compared to the same period one year ago was the result of a more favorable product sales mix with a higher level of standard display sales. We saw a four percentage point improvement due to process and cost management initiatives and a decrease in warranty costs as a percentage of net sales.

Transportation:  The gross profit percent decrease for the three months ended July 27, 2013 compared to the same period one year ago was the net result of changes in the sales mix. During the first quarter of fiscal 2013, our sales had a large percentage of over the road displays on a couple of procurement contracts contrasted with the first quarter of fiscal 2014 where a significant portion of the sales revenue was for finishing a large video project. The margins within the period for this project were lower due to additional unanticipated costs to finish the project.

International:  The gross profit percent increase for the three months ended July 27, 2013 compared to the same period one year ago was primarily the result of improved margins due to lower warranty costs as a percentage of net sales that were partially offset by a higher level of manufacturing costs with the increase in net sales and our new manufacturing plant in Belgium for third-party advertising displays.

It is difficult to project gross profit levels for fiscal 2014 because of the uncertainty regarding the level of sales and the competitive factors in our business. We are focused on improving our gross profit margins as we execute on our strategies for improved profitability. We are focusing efforts on the quality of suppliers, adding additional quality testing in our manufacturing areas, continuing our sourcing strategies, continuing focus on product reliability in designs to improve warranty costs as a percent of net sales, and improved process flow in our manufacturing and services organization to improve gross profit margin. An increase in gross profit assumes competitive pressures remain consistent with the levels of fiscal 2013.

Selling Expense

	Three Months Ended
	July 27, 2013			July 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,489	10.4%	(4.3)%	$3,646	9.5%
Live Events	3,005	5.5	(5.0)	3,162	7.1
Schools & Theatres	2,711	15.1	3.9	2,610	14.4
Transportation	826	6.3	9.7	753	4.5
International	3,586	18.9	23.3	2,909	19.0
	$13,617	9.8%	4.1%	$13,080	9.8%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expenses in our Commercial, Live Events, Schools and Theatres, and Transportation business units remained relatively flat in the three months ended July 27, 2013 compared to the same period one year ago due to overall cost management initiatives to increase profitability. Our International business unit saw a $0.7 million increase in costs due to the effect of the addition of our Belgium subsidiary staff, third-party commissions and bad debt expense. We use third parties in various locations around the world to expand market opportunities, and third-party commission expenses will occur only if the third party is successful in procuring sales.

We expect selling expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013, but remain flat as a percentage of net sales.

Other Operating Expenses

	Three Months Ended
	July 27, 2013			July 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,299	5.3%	10.9%	$6,581	5.0%
Product design and development	$5,989	4.3%	(0.5)%	$6,021	4.5%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the first quarter of fiscal 2014 as compared to the same period one year ago increased primarily due to a $0.6 million net rise in payroll and benefit costs, professional services costs and other expenses. These expenses included one-time costs incurred in the first quarter of fiscal 2014 for professional services to support the expansion of our international business and strategic information technology projects and other on-going costs to support our anticipated business growth.

We expect general and administrative expenses to increase slightly in dollars in fiscal 2014 as compared to fiscal 2013, but remain flat as a percentage of net sales.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offers improved performance at a lower cost point over our current offerings. In addition, we continue to focus on various other products to standardize display components and control systems for both single site displays and networked displays.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses remained flat in the first quarter of fiscal 2014 as compared to the same period one year ago.

We expect product design and development expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013, but remain flat as a percentage of sales.

Other Income and Expenses

	Three Months Ended
	July 27, 2013			July 28, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$228	0.2%	(33.7)%	$344	0.3%
Other (expense) income, net	$(392)	(0.3)%	117.8%	$(180)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased in the first quarter of fiscal 2014 compared to the same period one year ago primarily due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect our cash balances will be increasing for the remaining quarters during fiscal 2014; however, we are unable to project how that will compare to fiscal 2013.

Other (expense) income, net:  We realized an increase of $0.2 million in expenses from the net result of other income and expenses for the first quarter of fiscal 2014 as compared to the same period one year ago. This change was the net effect of an increase in foreign currency losses for changes in foreign currency rates as it relates to remeasurement of inter-company loans into U.S. dollars and a reduction in losses on changes in the fair value of currency hedges and various other non-operating gains.

Income Taxes

Our effective tax rate was 32.2 percent for the first quarter of fiscal 2014 as compared to an effective tax rate of 38.6 percent for the first quarter of fiscal 2013.  In comparing the first quarter of fiscal year 2014 to the first quarter of fiscal year 2013, changes in our effective tax rate was the net effect of the following:

•	A decrease of approximately 3.2 percentage points due to a true-up in both federal and state accrued taxes from items received in the first quarter of fiscal 2014 outstanding from fiscal 2012.

•	A decrease of approximately 2.3 percentage points caused by a change in our forecasted pre-tax income on the research and development tax credit which is currently set to expire on December 31, 2013.

•	Various other items which have a greater impact on the effective rate due to lower income before taxes but are not material to the results.

Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 27, 2013	July 28, 2012	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,618)	$16,508	(128.0)%
Investing activities	(5,959)	(1,209)	392.9
Financing activities	(8,175)	(5,754)	42.1
Effect of exchange rate changes on cash	246	(128)	(292.2)
Net (decrease) increase in cash and cash equivalents	$(18,506)	$9,417	(296.5)%

Cash flows from operating activities:  The decrease in cash from operating activities for the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 was the net result of the following:

•
A decrease in net income of $1.0 million plus a decrease of $20.2 million from a net reduction for changes in net operating assets and liabilities, adjusted by $0.7 million for the increase in our provision for doubtful accounts.

•	The most significant drivers of the change in net operating assets and liabilities from our previous fiscal year end at April 27, 2013 were the net result of the following:

•
A decrease in cash from operations of $23.3 million caused by an increase in accounts receivable primarily due to the general increase in sales due to the seasonality of the sports business and general inherent variability of large contract timing and related billing schedule. Our accounts receivable balance was also $11.4 million higher than the first quarter of fiscal 2013 due to the general inherent variability of large contract timing and related billing schedule.

•
An increase in inventories, which decreased cash from operations by $7.7 million. Days inventory outstanding (DIO)increased from 46 days as of April 27, 2013 to 54 days as of July 27, 2013, but it has remained consistent with 53 days as of July 28, 2012. Changes in inventory are primarily the result of increased backlog and planning for pending orders because of long part lead times. Our inventory balance was $3.0 million higher at July 27, 2013 than the balance at July 28, 2012 primarily due to the manufacturing and shipping schedules of larger video project orders during the first quarter.

•
A net increase in cash of $3.6 million resulting from a decrease in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports business.

•
A net increase in accounts payable and accrued liabilities of $7.5 million was primarily the result of a $1.8 million increase in payables related to a change in extended payment terms with one large supplier, a $5.4 million increase in payables and accruals related to outsourced installation costs for multiple large projects in process during the first quarter of fiscal 2014, and a $1.3 million increase in payables related to increases in inventory purchases.

•	A net change in various other operating assets and liabilities, which increased cash from operations by $5.0 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The increase in cash used in investing activities for the first three months of fiscal 2014 as compared to the same period in fiscal 2013 was the result of the following:

•
A decrease in the net cash invested in marketable securities, net of maturities.  Our investment approach has remained consistent year over year as we try to maintain a consistent level of marketable securities and, therefore, the change was the result of the timing of investment decisions and investments of excess cash in marketable securities.

•
An increase in purchases of property and equipment of $2.6 million.  During the first three months of fiscal 2014, we invested $2.8 million in manufacturing equipment, $0.4 million in product demonstration equipment, $0.6 million in information systems infrastructure, including software, and $0.2 million in other assets.  Capital expenditures are expected to be less than $16 million for fiscal 2014.

•	$1.3 million used for an acquisition during the first quarter of fiscal 2014.

Cash flows from financing activities:  The increase in cash used in financing activities for the first three months of fiscal 2014 as compared to the same period in fiscal 2013 was the result of $3.4 million in payments related to debt acquired in our recent acquisition, which was partially offset by other net changes of $1.0 million.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of July 27, 2013 was approximately $8.5 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $125.8 million at July 27, 2013 and $125.5 million at April 27, 2013.  The increase in working capital was primarily the result of higher sales and the net changes among cash, accounts receivable, inventories and cost and estimated earnings in excess of billings, which were offset by net changes among accounts payable, accrued expenses, customer deposits and deferred revenue. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank that provides for a $35.0 million line of credit and includes up to $15.0 million for standby letters of credit.  The line of credit is due on November 15, 2013. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.  The effective interest rate was 1.4 percent at July 27, 2013.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of July 27, 2013, there were no advances under the line of credit.

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

We have an additional credit agreement with another U.S. bank which expires on November 15, 2013 that is intended to support our credit needs outside of the United States.  The facility provides for a $35.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  The U.S. credit agreement is unsecured and is cross collateralized with the $35.0 million line of credit described above.  It contains the same covenants as the credit agreement for that line of credit.  As of July 27, 2013, there were no advances under this line of credit.

We were in compliance with all applicable covenants as of July 27, 2013 and April 27, 2013.  The minimum fixed charge coverage ratio as of April 27, 2013 was 64-to-1, and the ratio of interest-bearing debt to EBITDA as of July 27, 2013 was 0.02-to-1.

On May 23, 2013, our Board of Directors declared a semi-annual dividend of $0.12 per share on our common stock for the fiscal year ended April 27, 2013, which was paid on June 14, 2013.

On August 22, 2013, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the first quarter ended July 27, 2013. The dividend will be paid on September 20, 2013. Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company that provides for an aggregate of $150.0 million in bonded work outstanding. At July 27, 2013, we had $18.0 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through July 27, 2013, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the first quarter of fiscal 2014, net sales originating outside the United States were 16.8 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China and Belgium. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $5.8 million, and all contracts mature within 24 months. These contracts are marked to market each balance sheet date and are not designated as accounting hedges. See Note 12 of the Notes to our Consolidated Financial Statements included in this report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of July 27, 2013, our outstanding marketing obligations were $0.8 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of July 27, 2013, our outstanding long-term receivables were $15.4 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2014	2015	2016	2017	2018	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$3,524	$3,901	$3,026	$1,908	$1,248	$1,363
Average interest rate	8.1%	8.1%	7.9%	8.2%	8.3%	8.5%
Liabilities:
Long and short-term debt:
Variable-rate	$318	$783	$443	$463	$484	$506
Average interest rate	5.0%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$322	$247	$121	$13	$13	$2
Average interest rate	8.8%	8.9%	8.8%	8.2%	8.4%	9.0%

Of our cash balances at July 27, 2013, $11.7 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 27, 2013, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 27, 2013, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 27, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

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

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013 as Commission File No. 0-23246).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 27, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. (1)(2)

(1) Filed herewith electronically.
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

Date: August 30, 2013

Index to Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013 as Commission File No. 0-23246).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 27, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. (1)(2)

(1) Filed herewith electronically.
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