Form 10-Q
period 2013-10-26
DAKTRONICS INC /SD/
filed 2013-11-27
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 26, 2013

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 25, 2013 was 42,936,181.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 26, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 26, 2013	April 27, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,236	$40,628
Restricted cash	29	48
Marketable securities	25,367	24,052
Accounts receivable, net	66,913	63,227
Inventories, net	51,308	49,045
Costs and estimated earnings in excess of billings	41,847	39,355
Current maturities of long-term receivables	5,839	4,807
Prepaid expenses and other assets	5,290	6,185
Deferred income taxes	12,355	12,755
Income tax receivables	2,012	46
Property and equipment and other assets available for sale	3,050	—
Total current assets	266,246	240,148

Long-term receivables, less current maturities	9,912	11,325
Goodwill	4,682	3,306
Intangibles, net	1,799	1,181
Advertising rights, net and other assets	702	772
Deferred income taxes	1,276	1,061
	18,371	17,645
PROPERTY AND EQUIPMENT:
Land	2,363	1,497
Buildings	59,343	57,012
Machinery and equipment	68,003	65,600
Office furniture and equipment	16,112	16,118
Computer software and hardware	42,870	41,745
Equipment held for rental	868	868
Demonstration equipment	8,238	8,400
Transportation equipment	4,378	4,026
	202,175	195,266
Less accumulated depreciation	139,159	133,641
	63,016	61,625
TOTAL ASSETS	$347,633	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	October 26, 2013	April 27, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	40,883	38,651
Accrued expenses	26,464	24,331
Warranty obligations	14,699	13,933
Billings in excess of costs and estimated earnings	15,855	14,245
Customer deposits (billed or collected)	16,533	12,375
Deferred revenue (billed or collected)	8,509	9,112
Current portion of other long-term obligations	940	356
Income taxes payable	1,297	1,689
Total current liabilities	125,180	114,692

Long-term warranty obligations	12,048	11,213
Long-term deferred revenue (billed or collected)	5,787	4,424
Other long-term obligations, less current maturities	3,170	843
Total long-term liabilities	21,005	16,480
TOTAL LIABILITIES	146,185	131,172

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 42,773,846 and 42,393,456 shares issued at October 26, 2013 and April 27, 2013, respectively	40,341	37,429
Additional paid-in capital	28,606	27,194
Retained earnings	132,325	123,750
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	185	(118)
TOTAL SHAREHOLDERS' EQUITY	201,448	188,246
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$347,633	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Net sales	$161,639	$149,871	$300,361	$282,790
Cost of goods sold	118,274	107,519	221,494	204,048
Gross profit	43,365	42,352	78,867	78,742

Operating expenses:
Selling expense	13,304	12,796	26,922	25,876
General and administrative	6,804	6,850	14,103	13,431
Product design and development	5,692	5,845	11,681	11,866
	25,800	25,491	52,706	51,173
Operating income	17,565	16,861	26,161	27,569

Nonoperating income (expense):
Interest income	312	348	655	779
Interest expense	(12)	(36)	(127)	(123)
Other income (expense), net	278	150	(114)	(30)

Income before income taxes	18,143	17,323	26,575	28,195
Income tax expense	6,353	5,776	9,066	9,970
Net income	$11,790	$11,547	$17,509	$18,225

Weighted average shares outstanding:
Basic	42,709	42,163	42,639	42,138
Diluted	43,002	42,316	43,023	42,287

Earnings per share:
Basic	$0.28	$0.27	$0.41	$0.43
Diluted	$0.27	$0.27	$0.41	$0.43

Cash dividend declared per share	$0.090	$—	$0.210	$0.115

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net income	$11,790	$11,547	$17,509	$18,225

Other comprehensive income (loss):
Cumulative translation adjustments	290	219	323	(8)
Unrealized gain (loss) on available-for-sale securities, net of tax	11	(12)	(20)	(38)
Total other comprehensive income (loss), net of tax	301	207	303	(46)
Comprehensive income	$12,091	$11,754	$17,812	$18,179

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 26, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,509	$18,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,190	7,717
Amortization	181	114
Amortization of premium/discount on marketable securities	116	93
Gain on sale of property and equipment	(76)	(11)
Share-based compensation	1,456	1,654
Excess tax benefits from share-based compensation	(19)	(13)
Provision for doubtful accounts	364	(187)
Deferred income taxes, net	186	(258)
Change in operating assets and liabilities	3,719	6,708
Net cash provided by operating activities	30,626	34,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,285)	(4,331)
Proceeds from sale of property and equipment	133	119
Purchases of marketable securities	(4,422)	(6,828)
Proceeds from sales or maturities of marketable securities	2,958	5,992
Acquisition, net of cash acquired	(1,298)	—
Net cash used in investing activities	(8,914)	(5,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(982)
Proceeds from exercise of stock options	2,145	439
Excess tax benefits from share-based compensation	19	13
Principal payments on long-term obligations	(3,640)	—
Dividends paid	(8,934)	(4,832)
Net cash used in financing activities	(10,410)	(5,362)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	306	39
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,608	23,671

CASH AND CASH EQUIVALENTS:
Beginning of period	40,628	29,423
End of period	$52,236	$53,094

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$47	$149
Income taxes, net of refunds	10,832	1,783

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	259	367
Purchases of property and equipment included in accounts payable	699	706
Contributions of common stock under the employee stock purchase plan	766	732

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

Note 2. Earnings Per Share ("EPS")

Basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock sharing in our earnings.

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 26, 2013 and October 27, 2012:

	Net income	Shares	Per share income
For the three months ended October 26, 2013:
Basic earnings per share	$11,790	42,709	$0.28
Dilution associated with stock compensation plans	—	293	(0.01)
Diluted earnings per share	$11,790	43,002	$0.27
For the three months ended October 27, 2012:
Basic earnings per share	$11,547	42,163	$0.27
Dilution associated with stock compensation plans	—	153	—
Diluted earnings per share	$11,547	42,316	$0.27
For the six months ended October 26, 2013:
Basic earnings per share	$17,509	42,639	$0.41
Dilution associated with stock compensation plans	—	384	—
Diluted earnings per share	$17,509	43,023	$0.41
For the six months ended October 27, 2012:
Basic earnings per share	$18,225	42,138	$0.43
Dilution associated with stock compensation plans	—	149	—
Diluted earnings per share	$18,225	42,287	$0.43

Options outstanding to purchase 2,356 shares of common stock with a weighted average exercise price of $15.66 for the three months ended October 26, 2013 and 2,467 shares of common stock with a weighted average exercise price of $15.16 for the three months ended October 27, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,312 shares of common stock with a weighted average exercise price of $15.85 for the six months ended October 26, 2013 and 3,554 shares of common stock with a weighted average exercise price of $13.15 for the six months ended October 27, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: Commercial, Live Events, Schools and Theatres, Transportation, and International business units. These segments are based on the type of customer and geography.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding the portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and Schools and Theatres business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Net sales:
Commercial	$44,973	$39,773	$78,674	$78,130
Live Events	58,175	50,604	113,252	95,113
Schools & Theatres	18,823	21,688	36,740	39,861
Transportation	15,238	17,571	28,280	34,167
International	24,430	20,235	43,415	35,519
	161,639	149,871	300,361	282,790

Contribution margin:
Commercial	10,179	8,566	16,123	14,768
Live Events	10,287	8,073	18,629	15,149
Schools & Theatres	2,355	3,434	5,503	6,011
Transportation	4,760	6,025	6,905	12,004
International	2,480	3,458	4,785	4,934
	30,061	29,556	51,945	52,866

Non-allocated operating expenses:
General and administrative	6,804	6,850	14,103	13,431
Product design and development	5,692	5,845	11,681	11,866
Operating income	17,565	16,861	26,161	27,569

Nonoperating income (expense):
Interest income	312	348	655	779
Interest expense	(12)	(36)	(127)	(123)
Other income (expense), net	278	150	(114)	(30)

Income before income taxes	18,143	17,323	26,575	28,195
Income tax expense	6,353	5,776	9,066	9,970
Net income	$11,790	$11,547	$17,509	$18,225

Depreciation and amortization:
Commercial	$1,065	$1,213	$2,117	$2,493
Live Events	1,115	1,161	2,262	2,265
Schools & Theatres	529	562	1,075	1,138
Transportation	278	345	564	669
International	183	222	419	359
Unallocated corporate depreciation	379	452	934	907
	$3,549	$3,955	$7,371	$7,831

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Net sales:
United States	$132,950	$125,835	$248,402	$241,494
Outside U.S.	28,689	24,036	51,959	41,296
	$161,639	$149,871	$300,361	$282,790

	October 26, 2013	April 27, 2013
Long-lived assets:
United States	$58,730	$60,060
Outside U.S.	4,286	1,565
	$63,016	$61,625

The increase in long-lived assets is due to a business combination as described in Note 5. We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 4.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss).  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 26, 2013, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of October 26, 2013 and April 27, 2013, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of October 26, 2013:
Certificates of deposit	$5,667	$—	$—	$5,667
U.S. Government securities	5,000	5	—	5,005
U.S. Government sponsored entities	5,051	—	—	5,051
Municipal obligations	9,640	4	—	9,644
	$25,358	$9	$—	$25,367
Balance as of April 27, 2013:
Certificates of deposit	$4,677	$—	$—	$4,677
U.S. Government securities	4,999	19	—	5,018
U.S. Government sponsored entities	4,752	—	—	4,752
Municipal obligations	9,596	9	—	9,605
	$24,024	$28	$—	$24,052

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive income (loss)” and into earnings based on the specific identification method. In the six months ended October 26, 2013 and October 27, 2012, the reclassifications from accumulated other comprehensive income (loss) to net assets were immaterial. Realized gains and losses on sales or maturities of investments were immaterial in the six months ended October 26, 2013 and October 27, 2012.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 26, 2013 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$3,696	$1,971	$5,667
U.S. Government securities	3,505	1,500	5,005
U.S. Government sponsored entities	—	5,051	5,051
Municipal obligations	4,598	5,046	9,644
	$11,799	$13,568	$25,367

Note 5. Business Combination

We acquired 100 percent ownership in OPEN Out-of Home Solutions ("OPEN"), a Belgian company, on May 8, 2013 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of its operations are not material to our consolidated financial statements.

OPEN is a European manufacturer of cabinets and street furniture for the Third Party Advertising market. This acquisition expanded our product offerings to Third Party Advertisers as they adopt digital technology and another plant to manufacture digital advertising displays. This acquisition was funded with cash on hand and a note payable over five years.

During the first quarter of fiscal 2014, the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date, were completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,321. Included in the purchase price allocation was acquired identifiable intangibles valued at $1,151 representing trade names with a useful life of 20 years and a customer list valued at $615 with a useful life of nine years. The purchase price allocation will be completed during fiscal 2014.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 26, 2013 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2013:	$2,417	$725	$164	$—	$3,306
Acquisition, net of cash acquired	—	—	—	1,321	1,321
Foreign currency translation	(8)	—	(8)	71	55
Balance as of October 26, 2013:	$2,409	$725	$156	$1,392	$4,682

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

Note 7. Inventories

Inventories consisted of the following:

	October 26, 2013	April 27, 2013
Raw materials	$22,840	$20,979
Work-in-process	7,049	8,523
Finished goods	21,419	19,543
	$51,308	$49,045

Note 8.  Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $3,181 and $2,729 at October 26, 2013 and April 27, 2013, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $15,751 and $16,132 as of October 26, 2013 and April 27, 2013, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $17,971 as of October 26, 2013 and $18,731 as of April 27, 2013.  Included in accounts receivable as of October 26, 2013 and April 27, 2013 was $2,149 and $803, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

As of October 26, 2013, we did not believe there was a reasonable possibility any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, had been incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,285 as of October 26, 2013 and April 27, 2013.  We have recognized a guarantee liability in accrued expenses for the amount of $185 in accordance with the provisions of ASC 460, Guarantees, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty reserves and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the six months ended October 26, 2013 consisted of the following:

Amount
Beginning accrued warranty costs	$25,146
Warranties issued during the period	5,644
Settlements made during the period	(8,137)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	4,094
Ending accrued warranty costs	$26,747

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of October 26, 2013, we had outstanding letters of credit and surety bonds in the amount of $5,293 and $11,462, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $1,388 and $1,450 for the six months ended October 26, 2013 and October 27, 2012, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 26, 2013:

Fiscal years ending	Amount
2014	$2,169
2015	2,266
2016	1,911
2017	987
2018	187
Thereafter	27
$7,547

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, and various other products and services over periods extending beyond one year.  As of October 26, 2013, we were obligated under the following conditional and unconditional purchase commitments, which included $1,000 in conditional purchase commitments.

Fiscal years ending	Amount
2014	$1,056
2015	514
2016	377
2017	250
2018	250
Thereafter	—
$2,447

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

As of October 26, 2013, we had $492 of unrecognized tax benefits which would affect our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 26, 2013 and April 27, 2013 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of October 26, 2013:
Cash and cash equivalents	$52,236	$—	$52,236
Restricted cash	29	—	29
Available-for-sale securities:
Certificates of deposit	—	5,667	5,667
U.S. Government securities	5,005	—	5,005
U.S. Government sponsored entities	—	5,051	5,051
Municipal obligations	—	9,644	9,644
Derivatives - currency forward contracts	—	(243)	(243)
	$57,270	$20,119	$77,389
Balance as of April 27, 2013:
Cash and cash equivalents	$40,628	$—	$40,628
Restricted cash	48	—	48
Available-for-sale securities:
Certificates of deposit	—	4,677	4,677
U.S. Government securities	5,018	—	5,018
U.S. Government sponsored entities	—	4,752	4,752
Municipal obligations	—	9,605	9,605
Derivatives - currency forward contracts	—	7	7
	$45,694	$19,041	$64,735

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

U.S. Government sponsored entities: Consists of Fannie Mae and Federal Home Loan Bank investment grade debt securities trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuations observed in less active markets than Level 1 investments.  The contractual maturities of these investments vary from one month to three years.

Municipal obligations: Consists of investment grade municipal bonds trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The contractual maturities of these investments vary from one month to three years.   The fair value of these bonds was measured based on valuations observed in less active markets than Level 1 investments.

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third-party bank. See Note 12 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard to value the assets and liabilities for the business combination involving OPEN, which occurred during the first three months of fiscal 2014. See Note 5 for more information on the business combination. We did not make any material business combinations or recognize any significant impairment losses during fiscal 2013.

Note 12.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 26, 2013 and April 27, 2013, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at October 26, 2013 and April 27, 2013 were as follows:

	October 26, 2013		April 27, 2013
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	5,339	5,751	2,944	2,873
U.S. Dollars/Canadian Dollars	960	1,012	492	492
U.S. Dollars/British Pounds	1,644	1,056	1,554	1,005
U.S. Dollars/Euros	837	633	153	114

As of October 26, 2013 and April 27, 2013, there was a net liability and asset of $243 and $7, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 13. Subsequent Events

On November 21, 2013, our Board of Directors declared a dividend of $0.09 per share payable on December 20, 2013 to shareholders of record of our common stock on December 6, 2013.

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

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities and colleges and universities or spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include a number of displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules according to the customer's needs. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large custom and standard orders tend to fluctuate more than small standard orders.  Large product orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

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

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the Notes to the Consolidated Financial Statements, included elsewhere in this Report.

GENERAL

Our business, especially the large video display business in all of our business units, is very competitive, and generally our margins on these large video display contracts are similar across the business units over the long-term.  There are, however, differences in the short term among the business units, which are discussed in the following analysis.

Overall, our business growth is driven by the market demand for large format electronic displays, with the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition.  Each business unit also has unique key growth drivers and challenges.

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

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

Schools and Theatres Business Unit: Over the long-term, we believe growth in the Schools and Theatres business unit will result from a number of factors, including:

•	Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays versus traditional scoreboards.

•	Increased demand for different types of displays, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in more athletic venues, such as aquatic venues in schools.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 26, 2013 AND OCTOBER 27, 2012

Net Sales

	Three Months Ended
(in thousands)	October 26, 2013	October 27, 2012	Percent Change
Net Sales:
Commercial	$44,973	$39,773	13.1%
Live Events	58,175	50,604	15.0
Schools & Theatres	18,823	21,688	(13.2)
Transportation	15,238	17,571	(13.3)
International	24,430	20,235	20.7
	$161,639	$149,871	7.9%
Orders:
Commercial	$38,147	$32,035	19.1%
Live Events	36,160	34,195	5.7
Schools & Theatres	14,142	14,465	(2.2)
Transportation	11,708	7,496	56.2
International	26,797	22,141	21.0
	$126,954	$110,332	15.1%

Commercial: The increase in net sales for the three months ended October 26, 2013 compared to the same period one year ago was the net result of:

•
An increase of $7.5 million in sales of large custom video contracts due to three large orders for projects totaling over $10.0 million booked during the first and second quarters of fiscal 2014. The level of large custom contract orders and sales in this niche is subject to volatility.

•
A decrease of $2.6 million in our billboard niche due to the $9.5 million decline in order volume in the first quarter of fiscal 2014. Lower order levels were primarily the result of the volatility in the timing of orders. Orders of $11.4 million this quarter were a slight increase over the second quarter of fiscal 2013.

The increase in orders for the three months ended October 26, 2013 compared to the same period one year ago was the result of:

•
An increase of $4.1 million in orders for large custom video projects during the three months ended October 26, 2013 compared to the same period in fiscal 2013. During the second quarter of fiscal 2014, we booked three video system orders for a combined total of $4.0 million.

•
An increase of $1.1 million in orders related to extended service agreements, which is mainly due to our national accounts customers and the timing of renewals for extended service agreements, which accounted for $0.9 million of increase compared to the second quarter of fiscal 2013.

•	An increase of $0.7 million in orders for billboard customers due to the volatility in the timing of orders.

Live Events:  The increase in net sales for the three months ended October 26, 2013 compared to the same period one year ago was primarily the net result of:

•	A net increase of $4.0 million in sales related to video displays for multi-sport facilities and NBA arenas for orders booked in previous quarters.

•	An increase of $4.5 million in sales related to NFL stadiums for significant orders booked during the first quarter of fiscal 2014.

Orders increased for the three months ended October 26, 2013 compared to the same period one year ago as the current period included five contracts for upgrade projects totaling approximately $9.5 million.

Schools and Theatres: The decrease in net sales for the three months ended October 26, 2013 compared to the same period one year ago was primarily the result of lower order volume and selling prices during the first quarter of fiscal 2014. This was primarily the result of the level of orders being impacted by the timing of purchasing decisions influenced by economic factors and the size of displays or the average selling price of the displays being lower than in the previous year.

Orders for the three months ended October 26, 2013 compared to the same period one year ago remained flat as the increase in standard orders was offset by a decrease in orders for large projects. This decrease is mainly due to a reduction in display size or a reduction in average selling price than in the same quarter in the previous year.

Transportation: The decrease in net sales for the three months ended October 26, 2013 compared to the same period one year ago was primarily the result of a net reduction of $5.0 million in sales recognized during the second quarter of fiscal 2014 compared to same period one year ago for two significant transit projects. The reduction was partially offset by two new transit projects with $3.4 million in sales recognized during the second quarter of fiscal 2014.

Orders for the three months ended October 26, 2013 compared to the same period one year ago increased primarily due to a $2.5 million order for our new full color Vanguard products introduced at the beginning of this fiscal year. We also saw an increase in the volume of orders compared to the second quarter of fiscal 2013, as the prior year had an unusually low level of orders booked due to some significant orders that were pushed back until the third quarter of fiscal 2013.

International:  The increase in net sales in our International business unit for the three months ended October 26, 2013 compared to the same period one year ago is the net result of a higher beginning backlog by $7.9 million for the second quarter of fiscal 2014 compared to the same period of fiscal 2013, the timing of orders, and progress on large projects.

We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the International business unit results and contributed $1.0 million of net sales for the quarter.

The increase in orders for the three months ended October 26, 2013 compared to the same period one year ago was mainly due to the timing of orders, continued growth in the Asia Pacific region, and the increasing acceptance of new products in certain international markets.

Backlog

The product order backlog as of October 26, 2013 was $132 million as compared to $128 million as of October 27, 2012 and $167 million at the end of the first quarter of fiscal 2014.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our Commercial, Live Events and International business units and decreased in our Schools and Theatres and Transportation business units.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales evidenced by an arrangement with fixed and determinable prices and with collectability reasonably assured. Backlog may not be indicative of future operating results, and arrangements in our backlog may be canceled, modified or otherwise altered; therefore, it is not necessarily indicative of future sales or net income.

Gross Profit

	Three Months Ended
	October 26, 2013		October 27, 2012
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,992	31.1%	$12,038	30.3%
Live Events	13,277	22.8	11,421	22.6
Schools & Theatres	4,927	26.2	6,022	27.8
Transportation	5,616	36.9	6,881	39.2
International	5,553	22.7	5,990	29.6
	$43,365	26.8%	$42,352	28.3%

The decrease in our gross profit percentage for the three months ended October 26, 2013 compared to the same period one year ago was the net result of the following:

Commercial:  The gross profit percent increase for the three months ended October 26, 2013 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix, which was partially offset by higher warranty costs as a percentage of net sales.

Live Events: The gross profit percent increased slightly for the three months ended October 26, 2013 compared to the same period one year ago, which was the net result of improved margins related to better manufacturing utilization with a higher level of sales along with a decrease in margins related to changes in product sales mix, as larger contracts normally have lower margins due to increased competition.

Schools and Theatres:  The gross profit percent decrease for the three months ended October 26, 2013 compared to the same period one year ago was the result of the sales mix and lower manufacturing utilization due to lower sales volumes.

Transportation:  The gross profit percent decrease for the three months ended October 26, 2013 compared to the same period one year ago was primarily due to lower margins in large custom projects and lower manufacturing utilization, which were offset by decreased expenses in warranty and services.

International:  The gross profit percent decrease for the three months ended October 26, 2013 compared to the same period one year ago was primarily the result of decreased margins on large video display projects and a higher level of manufacturing costs related to our new manufacturing plant in Belgium.

Selling Expense

	Three Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,812	8.5%	9.8%	$3,472	8.7%
Live Events	2,990	5.1	(10.7)	3,348	6.6
Schools & Theatres	2,572	13.7	(0.7)	2,589	11.9
Transportation	856	5.6	0.1	855	4.9
International	3,074	12.6	21.4	2,532	12.5
	$13,304	8.2%	4.0%	$12,796	8.5%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expenses in our Schools and Theatres and Transportation business units remained relatively flat in the three months ended October 26, 2013 compared to the same period one year ago due to overall cost management initiatives to increase profitability.

Selling expense in our Commercial and International business units increased $0.4 million and $0.5 million, respectively, in the second quarter of fiscal 2014 compared to the same quarter a year ago which mainly related to changes in payroll, travel and entertainment, and third-party commissions expenses. Increases in payroll and travel and entertainment primarily relate to international expansion. We use third parties in various locations around the world to expand market opportunities, and third-party commission expenses will occur only if the third party is successful in procuring sales. These increases in expenses were partially offset by a decrease in selling expense in our Live Events business unit of $0.4 million primarily due to reductions in convention expenses.

Other Operating Expenses

	Three Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$6,804	4.2%	(0.7)%	$6,850	4.6%
Product design and development	$5,692	3.5%	(2.6)%	$5,845	3.9%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. General and administrative expenses in the second quarter of fiscal 2014 as compared to the same period one year ago remained relatively flat.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the second quarter of fiscal 2014 as compared to the same period one year ago decreased slightly due to a $0.1 million reduction in personnel costs, including taxes and benefits, as a result of a decrease in personnel.

Other Income and Expenses

	Three Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$300	0.2%	(3.8)%	$312	0.2%
Other income (expense), net	$278	0.2%	85.3%	$150	0.1%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net was flat in the second quarter of fiscal 2014 compared to the same period one year ago due to no significant change in investments or financing activities.

Other income (expense), net:  We realized an increase of $0.1 million in income from the net result of other income and expenses for the second quarter of fiscal 2014 as compared to the same period one year ago. This change was the net effect of an increase in foreign currency gains for changes in foreign currency rates as it relates to the remeasurement of inter-company loans into U.S. dollars and an increase in losses on changes in the fair value of currency hedges and various other non-operating gains.

Income Taxes

Our effective tax rate was 35.0 percent for the second quarter of fiscal 2014 as compared to an effective tax rate of 33.3 percent for the second quarter of fiscal 2013.  In comparing the second quarter of fiscal 2014 to the second quarter of fiscal 2013, changes in our effective tax rate was the net effect of the following:

•
Our actual book income was lower while our actual domestic production activities deduction, giving us a benefit of $3.0 million, which in turn had a benefit of 0.1 percentage points on our effective tax rate.

•
The research and development tax credit was not in effect during the second quarter of fiscal 2013; thus the accrual of an eight-month credit due to legislation extending the credit until December 31, 2013 created a benefit to our effective tax rate of 1.9 percent in the second quarter of fiscal 2014.

•
An increase in the effective tax rate of approximately 0.9 percentage points due to a one-time adjustment that resulted in a refund in the second quarter of fiscal 2013 related to a foreign entity tax return which did not reoccur in the current period.

•	Various other items had a greater impact on the effective rate in the second quarter of fiscal 2014 due to lower income before taxes but are not material to financial results.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 26, 2013 AND OCTOBER 27, 2012

Net Sales

	Six Months Ended
(in thousands)	October 26, 2013	October 27, 2012	Percent Change
Net Sales:
Commercial	$78,674	$78,130	0.7%
Live Events	113,252	95,113	19.1
Schools & Theatres	36,740	39,861	(7.8)
Transportation	28,280	34,167	(17.2)
International	43,415	35,519	22.2
	$300,361	$282,790	6.2%
Orders:
Commercial	$75,122	$76,634	(2.0)%
Live Events	103,560	84,894	22.0
Schools & Theatres	33,693	37,923	(11.2)
Transportation	25,677	39,532	(35.0)
International	48,185	44,891	7.3
	$286,237	$283,874	0.8%

Commercial: Net sales for the six months ended October 26, 2013 remained flat compared to the same period one year ago, which was the net result of an increase in sales of our large video display projects partially offset by a decline in our national account customer replacement program and lower billboard shipments.

The decrease in orders for the six months ended October 26, 2013 compared to the same period one year ago was the result of a decrease in orders in the outdoor advertising and national accounts niches offset by an increase in orders of large video projects.

Over the near-term in fiscal 2014, we believe the Commercial business unit sales for fiscal 2014 will be generally flat to slightly higher due to expected lower national account replacement business and the volatility in the shipment of billboard orders compared to fiscal 2013. A number of custom video project opportunities are available in the marketplace; however, due to a number of factors, such as the discretionary nature of customers committing to a system, it is difficult to precisely predict orders and sales for fiscal 2014 in the Commercial business unit.

Live Events:  The increase in net sales for the six months ended October 26, 2013 compared to the same period one year ago was the net result of an increase in orders during the first quarter of fiscal 2014 resulting in $10.3 million in sales from professional sport arenas and $5.4 million in sales from university arena displays.

Orders for the six months ended October 26, 2013 compared to the same period one year ago increased $18.7 million, which was attributed to increases in orders for NFL stadiums, universities, and arena systems.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display systems, which should offer continued growth opportunity for this market in fiscal 2014. A number of factors, such as the discretionary nature of customers committing to upgrade systems, versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting fiscal 2014 orders and net sales difficult. However, for the reasons cited previously, we expect growth in this business unit over the long-term, assuming the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres:  The decrease in net sales for the six months ended October 26, 2013 compared to the same period one year ago was primarily the result of a lower volume of sales from video projects as a result of a decrease in the size of video displays, causing the average selling price of the displays to be lower than in the previous year. The decline has also been caused by the timing in purchasing decisions that are impacted by economic factors.

Orders for the six months ended October 26, 2013 decreased compared to the same period one year ago primarily as the result of the level of orders remaining the same, but the size of displays or average selling price of the displays being lower than in the previous year.

We continue to see opportunities to sell larger video systems for the remainder of fiscal 2014, primarily in high school facilities which benefit from our sports marketing services in generating advertising revenue to fund the display systems; however, orders may not increase over fiscal 2013.  A number of factors, such as the discretionary nature of customers committing to upgrade products and economic factors which impact non-discretionary purchases associated with new construction, impact order volumes. For the long term, we believe this business unit presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation:  The decrease in net sales for the six months ended October 26, 2013 compared to the same period one year ago was primarily the result of $12.0 million in sales recognized during the first six months of fiscal 2013 for a significant transit project with no recurring projects in similar size during fiscal 2014.

The decrease in orders for the six months ended October 26, 2013 compared to the same period one year ago was primarily due to an order for $20.0 million booked during the first quarter of fiscal 2013 for a major airport with no recurring order in similar size during fiscal 2014. Excluding this project, orders were up $6.1 million year over year.

Currently, for fiscal 2014 we do not expect another large project similar to the major airport project booked in the first quarter of 2013, but with the introduction of our 20mm high resolution full-color products in fiscal 2013, we are anticipating sales to adjust back to a more normal growth curve for the remainder of fiscal 2014 with an increase over fiscal 2012 sales levels.

International:  The increase in net sales for the six months ended October 26, 2013 compared to the same period one year ago is the net result of a higher beginning backlog for fiscal 2014 compared to fiscal 2013, a higher level of orders booked during the first six months of fiscal 2014 and progress on large projects.

We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the International business unit results and contributed $2.1 million of net sales through October 26, 2013.

The increase in orders for the six months ended October 26, 2013 compared to the same period one year ago was mainly due to the continued growth in the Asia Pacific region and the increasing acceptance of new products in certain international markets.

For fiscal 2014, we believe the International business unit has potential for sales growth as we penetrate markets with our established sales networks and the pipeline of projects increases. In addition, the third-party advertising business continues to be strong worldwide, and we see a definite shift to digital as prices for displays have come down. We continue to see an increase in our pipeline for large video projects and the availability of projects using architectural lighting solutions. These factors could increase sales for the remainder of fiscal 2014.

Gross Profit

	Six Months Ended
	October 26, 2013		October 27, 2012
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$23,424	29.8%	$21,887	28.0%
Live Events	24,624	21.7	21,658	22.8
Schools & Theatres	10,787	29.4	11,210	28.1
Transportation	8,588	30.4	13,612	39.8
International	11,444	26.4	10,375	29.2
	$78,867	26.3%	$78,742	27.8%

The decrease in our gross profit percentage for the six months ended October 26, 2013 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase in the Commercial business unit for the six months ended October 26, 2013 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix, which was partially offset by increased warranty and manufacturing costs.

Live Events:  The gross profit percent decrease in the Live Events business unit for the six months ended October 26, 2013 compared to the same period one year ago was the result of lowered margins due to the product sales mix being impacted by large custom display projects and higher warranty costs, which was partially offset by improved manufacturing utilization from increased sales.

Schools and Theatres:  The gross profit percent decrease in the Schools and Theatres business unit for the six months ended October 26, 2013 compared to the same period one year ago primarily was the result of decreased manufacturing utilization from the overall lower sales volume.

Transportation: The gross profit percent decrease in the Transportation business unit for the six months ended October 26, 2013 compared to the same period one year ago was the net result of:

•	Lower margins on large custom projects contributing an eleven percentage point decrease.

•	A decrease of two percentage points due to lower manufacturing utilization.

•	An increase of approximately three percentage points due to decreased expenses in warranty and services.

•	An increase of approximately one percentage point due to various other items impacting gross margins.

International:  The gross profit percent decrease in the International business unit for the six months ended October 26, 2013 compared to the same period one year ago was the net result of:

•	A decrease in the gross margin on product sales, which decreased the overall gross profit by approximately five percentage points.

•	A decrease of approximately two percentage points due to a higher level of manufacturing costs related to our new manufacturing plant in Belgium for third-party advertising displays.

•	An increase of approximately three percentage points as a result of improved margins on standard orders.

It is difficult to project gross profit levels for fiscal 2014 because of the uncertainty regarding the level of sales and the competitive factors in our business. We are focused on improving our gross profit margins as we execute on our strategies for improved profitability. We are focusing efforts on the quality of the supply chain, on the quality of manufacturing process by adding additional quality testing in our manufacturing areas, on the continued focus on product reliability in designs to improve warranty costs as a percent of net sales, and continuing our focus on improved process flow in our services organization to improve gross profit margin. An increase in gross profit assumes competitive pressures remain consistent with the levels of fiscal 2013.

Selling Expense

	Six Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,301	9.3%	2.6%	$7,118	9.1%
Live Events	5,995	5.3	(7.9)	6,510	6.8
Schools & Theatres	5,283	14.4	1.6	5,199	13.0
Transportation	1,683	6.0	4.7	1,608	4.7
International	6,660	15.3	22.4	5,441	15.3
	$26,922	9.0%	4.0%	$25,876	9.2%

The increase in selling expenses in the first six months of fiscal 2014 compared to the same period one year ago was the net result of the following:

Commercial:  Selling expenses increased for the first six months of fiscal 2014 compared to the same period in fiscal 2013 due to a $0.3 million increase in travel and entertainment and third-party commission expenses, which was partially offset by a $0.1 million decrease in various other expenses.

Live Events:  The decrease in selling expenses for the first six months of fiscal 2014 compared to the same period in fiscal 2013 was the result of a decrease of $0.4 million in payroll benefits, convention and depreciation expenses.

Schools & Theatres:   Selling expenses remained flat for the first six months of fiscal 2014 compared to the same period in fiscal 2013.

Transportation:  Selling expenses remained flat for the first six months of fiscal 2014 compared to the same period one year ago.

International:  The increase in selling expenses for the first six months of fiscal 2014 compared to the same period one year ago was the net result of:

•	A $0.2 million increase in third-party commissions on significant contracts. Third-party sales agents are contracted from time-to-time to penetrate geographic locations where we have limited presence.

•	A $0.4 million increase in personnel costs, including taxes and benefits, due to increases in personnel from the previous year to support our growth in international orders for fiscal 2014.

•	A net increase of $0.6 million in various other expenses.

We expect selling expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013 but remain flat as a percentage of net sales.

Other Operating Expenses

	Six Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$14,103	4.7%	5.0%	$13,431	4.7%
Product design and development	$11,681	3.9%	(1.6)%	$11,866	4.2%

General and administrative expenses in the first six months of fiscal 2014 increased as compared to the same period one year ago. The increase was primarily due to a $0.5 million net increase in professional services costs, information technology and other expenses. These expenses included one-time costs incurred in the first quarter of fiscal 2014 for professional services to support the expansion of our international business and strategic information technology projects and other on-going costs to support our anticipated business growth.

We expect general and administrative expenses to increase slightly in dollars in fiscal 2014 as compared to fiscal 2013 but remain flat as a percentage of net sales.

The decrease in product development expense in the first six months of fiscal 2014 as compared to the same period one year ago was mainly the result of a decrease in personnel costs, including taxes and benefits, of $0.1 million as a result of a decrease in personnel.

We expect product design and development expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013 but remain flat as a percentage of sales.

Other Income and Expenses

	Six Months Ended
	October 26, 2013			October 27, 2012
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$528	0.2%	(19.5)%	$656	0.2%
Other income (expense), net	$(114)	—%	280.0%	$(30)	—%

Interest income (expense), net:  Interest income, net decreased for the six months ended October 26, 2013 as compared to the same period in fiscal 2013 primarily due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect our cash balances will be increasing for the remainder of fiscal 2014; however, we are unable to project a comparison to fiscal 2013.

Other income (expense), net: Other expenses, net remained flat for the six months ended October 26, 2013 as compared to the same period one year ago.

Income Taxes

The effective tax rate was approximately 34.1 percent for the first six months of fiscal 2014 as compared to 35.4 percent for the first six months of fiscal 2013. In comparing the first six months of fiscal 2014 to the same period in fiscal 2013, changes in the effective tax rate were primarily due to the net impact of the following items:

•
A combined decrease in the annual estimated effective tax rate and current effective tax rate of approximately 1.6 percentage points due to the reinstated research and development tax credit, which was not in effect during the first six months of fiscal 2013.

•	Various other items which have a greater impact on the effective rate due to lower income before taxes but are not material to our financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 26, 2013	October 27, 2012	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$30,626	$34,042	(10.0)%
Investing activities	(8,914)	(5,048)	76.6
Financing activities	(10,410)	(5,362)	94.1
Effect of exchange rate changes on cash	306	39	684.6
Net increase in cash and cash equivalents	$11,608	$23,671	(51.0)%

Cash flows from operating activities:  The decrease in cash from operating activities for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 was the net result of the following:

•
A decrease in net income of $0.7 million plus a decrease of $3.0 million from a net reduction for changes in net operating assets and liabilities, adjusted by $0.6 million for the increase in our provision for doubtful accounts.

•	The most significant drivers of the change in net operating assets and liabilities from our previous fiscal year end at April 27, 2013 were the net result of the following:

•
A decrease in cash from operations of $3.3 million caused by an increase in accounts receivable primarily due to the general increase in sales resulting from the seasonality of the sports business and the general inherent variability of large contract timing and related billing schedules.

•
A net decrease in cash of $0.9 million resulting from a decrease in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports business.

•
A net increase in accounts payable and accrued liabilities of $4.2 million, which was primarily the result of a $1.7 million increase in payables and accruals related to outsourced installation costs for multiple large projects in process during the first six months of fiscal 2014, and a $1.6 million increase in payables related to increases in inventory purchases.

•
An increase in customer deposits of $3.8 million. During the first six months of fiscal 2014, we had several large projects that were executed, which impacted the customer deposits balance significantly.

•	A net change in various other operating assets and liabilities, which decreased cash from operations by $0.1 million.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities.

Cash flows from investing activities:  The increase in cash used in investing activities for the first six months of fiscal 2014 as compared to the same period in fiscal 2013 was the result of the following:

•
An increase in the net cash invested in marketable securities, net of maturities.  Our investment approach has remained consistent year over year as we try to maintain a consistent level of marketable securities and, therefore, the change was the result of the timing of investment decisions and investments of excess cash in marketable securities.

•
An increase in purchases of property and equipment of $1.9 million.  During the first six months of fiscal 2014, we invested $3.6 million in manufacturing equipment, $1.0 million in product demonstration equipment, $1.1 million in information systems infrastructure, including software, and $0.7 million in other assets.  Capital expenditures are expected to be less than $22 million for all of fiscal 2014.

•	$1.3 million used for an acquisition during the first quarter of fiscal 2014.

Cash flows from financing activities:  The increase in cash used in financing activities for the first six months of fiscal 2014 as compared to the same period in fiscal 2013 was the net result of a $4.1 million increase in dividends paid to shareholders due to a change from a semi-annual to a quarterly dividend, $3.4 million in payments related to debt acquired in our recent acquisition and a $1.7 million increase in proceeds from stock options exercised, which was partially offset by other net changes of $1.0 million.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of October 26, 2013 was approximately $10.2 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $141.1 million at October 26, 2013 and $125.5 million at April 27, 2013.  The increase in working capital was primarily the result of higher sales and the increases among cash, accounts receivable, inventories and cost and estimated earnings in excess of billings, which was partially offset by increases among accounts payable, accrued expenses, customer deposits and billings in excess of cost and estimated earnings. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.4 percent at October 26, 2013.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of October 26, 2013, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $2.3 million.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends or other distributions, a capital expenditure reserve of $6 million, and income tax expenses, over (b) all principal and interest payments with respect to debt, excluding principal payments on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank also amended on November 15, 2013 and expires on November 15, 2016 which supports our credit needs outside of the United States.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement.  As of October 26, 2013, there were no advances outstanding and approximately $2.9 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of October 26, 2013 and April 27, 2013.  The minimum fixed charge coverage ratio as of April 27, 2013 was 64-to-1, and the ratio of interest-bearing debt to EBITDA as of October 26, 2013 was 0.01-to-1.

On May 23, 2013, our Board of Directors declared a semi-annual dividend of $0.12 per share on our common stock for the fiscal year ended April 27, 2013, which was paid on June 14, 2013.

On August 22, 2013, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the first quarter ended July 27, 2013, which was paid on September 20, 2013.

On November 21, 2013, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the second quarter ended October 26, 2013. The dividend will be paid on December 20, 2013.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At October 26, 2013, we had $11.5 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through October 26, 2013, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the second quarter and year to date of fiscal 2014, net sales originating outside the United States were 17.8 percent and 17.3 percent of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China and Belgium. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $8.8 million, and all contracts mature within 24 months. These contracts are marked to market each balance sheet date and are not designated as accounting hedges. See Note 12 of the Notes to our Consolidated Financial Statements included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of October 26, 2013, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of October 26, 2013, our outstanding long-term receivables were $15.8 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2014	2015	2016	2017	2018	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$3,210	$4,785	$3,192	$1,841	$1,349	$1,374
Average interest rate	8.1%	8.1%	7.9%	8.2%	8.3%	8.5%
Liabilities:
Long and short-term debt:
Variable-rate	$123	$825	$462	$483	$505	$528
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$181	$318	$146	$34	$35	$27
Average interest rate	8.7%	8.9%	8.8%	8.6%	8.8%	9.0%

Of our cash balances at October 26, 2013, $41.7 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 26, 2013, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 26, 2013, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 26, 2013, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q on August 30, 2013 as Commission File No. 0-23246).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013 as Commission File No. 0-23246).
10.1
Twelfth Amendment to Loan Agreement dated November 15, 2013 by and between the Company and U.S. Bank National Association (the" Bank"). (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.2	Renewal Revolving Note dated November 15, 2013 issued by the Company to the Bank. (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 18, 2013)
10.3
Fifth Amendment to Loan Agreement dated November 15, 2013 by and between Bank of America, N.A ("BoA") and the Company. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.4
Reaffirmation of and Third Amendment to Unlimited Guaranty Agreement dated November 15, 2013 by and between the Company and BoA. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.5
Amended and Restated Revolving Note dated November 15, 2013 issued by the Company to BoA. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 18, 2013)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 26, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 27, 2013

Index to Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q on August 30, 2013 as Commission File No. 0-23246).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013 as Commission File No. 0-23246).
10.1
Twelfth Amendment to Loan Agreement dated November 15, 2013 by and between the Company and U.S. Bank National Association (the "Bank"). (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.2	Renewal Revolving Note dated November 15, 2013 issued by the Company to the Bank. (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 18, 2013)
10.3
Fifth Amendment to Loan Agreement dated November 15, 2013 by and between Bank of America, N.A. ("BoA") and the Company. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.4
Reaffirmation of and Third Amendment to Unlimited Guaranty Agreement dated November 15, 2013 by and between the Company and BoA. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 18, 2013)

10.5
Amended and Restated Revolving Note dated November 15, 2013 issued by the Company to BoA. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 18, 2013)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 26, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.