Form 10-Q
period 2014-01-25
DAKTRONICS INC /SD/
filed 2014-02-28
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 25, 2014

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 24, 2014 was 43,121,407.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 25, 2014

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 25, 2014	April 27, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,914	$40,628
Restricted cash	26	48
Marketable securities	25,290	24,052
Accounts receivable, net	66,320	63,227
Inventories, net	57,149	49,045
Costs and estimated earnings in excess of billings	32,139	39,355
Current maturities of long-term receivables	5,063	4,807
Prepaid expenses and other assets	5,690	6,185
Deferred income taxes	12,444	12,755
Income tax receivables	1,304	46
Total current assets	261,339	240,148

Long-term receivables, less current maturities	8,866	11,325
Goodwill	4,548	3,306
Intangibles, net	2,752	1,181
Advertising rights, net and other assets	641	772
Deferred income taxes	1,147	1,061
	17,954	17,645
PROPERTY AND EQUIPMENT:
Land	2,356	1,497
Buildings	59,464	57,012
Machinery and equipment	70,143	65,600
Office furniture and equipment	16,106	16,118
Computer software and hardware	43,389	41,745
Equipment held for rental	868	868
Demonstration equipment	7,481	8,400
Transportation equipment	4,439	4,026
	204,246	195,266
Less accumulated depreciation	141,570	133,641
	62,676	61,625
TOTAL ASSETS	$341,969	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 25, 2014	April 27, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,499	$38,651
Accrued expenses	21,651	24,331
Warranty obligations	13,618	13,933
Billings in excess of costs and estimated earnings	16,352	14,245
Customer deposits (billed or collected)	18,868	12,375
Deferred revenue (billed or collected)	8,584	9,112
Current portion of other long-term obligations	773	356
Income taxes payable	747	1,689
Total current liabilities	117,092	114,692

Long-term warranty obligations	12,054	11,213
Long-term deferred revenue (billed or collected)	5,874	4,424
Other long-term obligations, less current maturities	2,972	843
Total long-term liabilities	20,900	16,480
TOTAL LIABILITIES	137,992	131,172

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 43,133,277 and 42,393,456 shares issued at January 25, 2014 and April 27, 2013, respectively	43,588	37,429
Additional paid-in capital	29,219	27,194
Retained earnings	131,322	123,750
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(143)	(118)
TOTAL SHAREHOLDERS' EQUITY	203,977	188,246
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$341,969	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Net sales	$115,369	$111,050	$415,730	$393,840
Cost of goods sold	86,280	84,001	307,774	288,049
Gross profit	29,089	27,049	107,956	105,791

Operating expenses:
Selling expense	13,188	13,652	40,110	39,528
General and administrative	6,685	6,717	20,788	20,148
Product design and development	5,649	5,611	17,330	17,477
	25,522	25,980	78,228	77,153
Operating income	3,567	1,069	29,728	28,638

Nonoperating income (expense):
Interest income	290	386	945	1,165
Interest expense	(62)	(28)	(189)	(151)
Other (expense) income, net	(237)	(193)	(351)	(224)

Income before income taxes	3,558	1,234	30,133	29,428
Income tax expense (benefit)	687	(1,476)	9,753	8,493
Net income	$2,871	$2,710	$20,380	$20,935

Weighted average shares outstanding:
Basic	43,039	42,343	42,772	42,206
Diluted	43,613	42,539	43,397	42,447

Earnings per share:
Basic	$0.07	$0.06	$0.48	$0.50
Diluted	$0.07	$0.06	$0.47	$0.49

Cash dividend declared per share	$0.090	$0.615	$0.300	$0.730

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Net income	$2,871	$2,710	$20,380	$20,935

Other comprehensive loss:
Cumulative translation adjustments	(335)	(5)	(12)	(13)
Unrealized gain (loss) on available-for-sale securities, net of tax	7	(13)	(13)	(51)
Total other comprehensive loss, net of tax	(328)	(18)	(25)	(64)
Comprehensive income	$2,543	$2,692	$20,355	$20,871

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 25, 2014	January 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,380	$20,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,678	11,614
Amortization	274	171
Amortization of premium/discount on marketable securities	170	140
(Gain) loss on sale of property and equipment	(90)	33
Share-based compensation	2,206	2,344
Excess tax benefits from share-based compensation	(106)	(61)
Provision for doubtful accounts	(47)	(197)
Deferred income taxes, net	619	(258)
Change in operating assets and liabilities	5,159	(1,466)
Net cash provided by operating activities	39,243	33,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,421)	(6,799)
Proceeds from sale of property and equipment	182	175
Purchases of marketable securities	(9,432)	(13,301)
Proceeds from sales or maturities of marketable securities	8,000	12,820
Acquisition, net of cash acquired	(1,298)	—
Net cash used in investing activities	(11,969)	(7,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(1,460)
Proceeds from exercise of stock options	4,607	1,146
Excess tax benefits from share-based compensation	106	61
Principal payments on long-term obligations	(3,682)	—
Dividends paid	(12,808)	(30,859)
Net cash used in financing activities	(11,777)	(31,112)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(211)	43
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,286	(4,919)

CASH AND CASH EQUIVALENTS:
Beginning of period	40,628	29,423
End of period	$55,914	$24,504

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$98	$204
Income taxes, net of refunds	11,365	5,579

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	249	542
Purchases of property and equipment included in accounts payable	446	948
Contributions of common stock under the employee stock purchase plan	1,552	1,482

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 25, 2014 and January 26, 2013:

	Net income	Shares	Per share income
For the three months ended January 25, 2014:
Basic earnings per share	$2,871	43,039	$0.07
Dilution associated with stock compensation plans	—	574	—
Diluted earnings per share	$2,871	43,613	$0.07
For the three months ended January 26, 2013:
Basic earnings per share	$2,710	42,343	$0.06
Dilution associated with stock compensation plans	—	196	—
Diluted earnings per share	$2,710	42,539	$0.06
For the nine months ended January 25, 2014:
Basic earnings per share	$20,380	42,772	$0.48
Dilution associated with stock compensation plans	—	625	(0.01)
Diluted earnings per share	$20,380	43,397	$0.47
For the nine months ended January 26, 2013:
Basic earnings per share	$20,935	42,206	$0.50
Dilution associated with stock compensation plans	—	241	(0.01)
Diluted earnings per share	$20,935	42,447	$0.49

Options outstanding to purchase 1,048 shares of common stock with a weighted average exercise price of $21.05 for the three months ended January 25, 2014 and 2,467 shares of common stock with a weighted average exercise price of $15.65 for the three months ended January 26, 2013 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,972 shares of common stock with a weighted average exercise price of $16.87 for the nine months ended January 25, 2014 and 3,268 shares of common stock with a weighted average exercise price of $13.92 for the nine months ended January 26, 2013 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding the portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and Schools and Theatres business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Net sales:
Commercial	$39,016	$30,997	$117,690	$109,127
Live Events	33,428	26,528	146,680	121,641
Schools & Theatres	11,010	11,778	47,750	51,639
Transportation	13,531	23,546	41,811	57,713
International	18,384	18,201	61,799	53,720
	115,369	111,050	415,730	393,840

Contribution margin:
Commercial	7,903	4,262	24,026	19,030
Live Events	4,530	1,244	23,159	16,393
Schools & Theatres	(217)	80	5,286	6,091
Transportation	2,842	6,317	9,747	18,321
International	843	1,494	5,628	6,428
	15,901	13,397	67,846	66,263

Non-allocated operating expenses:
General and administrative	6,685	6,717	20,788	20,148
Product design and development	5,649	5,611	17,330	17,477
Operating income	3,567	1,069	29,728	28,638

Nonoperating income (expense):
Interest income	290	386	945	1,165
Interest expense	(62)	(28)	(189)	(151)
Other (expense) income, net	(237)	(193)	(351)	(224)

Income before income taxes	3,558	1,234	30,133	29,428
Income tax expense (benefit)	687	(1,476)	9,753	8,493
Net income	$2,871	$2,710	$20,380	$20,935

Depreciation and amortization:
Commercial	$1,064	$1,253	$3,181	$3,746
Live Events	1,092	1,095	3,354	3,361
Schools & Theatres	513	546	1,588	1,683
Transportation	292	385	856	1,054
International	210	206	629	565
Unallocated corporate depreciation	410	469	1,344	1,376
	$3,581	$3,954	$10,952	$11,785

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Net sales:
United States	$94,454	$89,300	$343,536	$330,995
Outside U.S.	20,915	21,750	72,194	62,845
	$115,369	$111,050	$415,730	$393,840

	January 25, 2014	April 27, 2013
Long-lived assets:
United States	$58,481	$60,060
Outside U.S.	4,195	1,565
	$62,676	$61,625

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

Note 4.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 25, 2014, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 25, 2014 and April 27, 2013, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 25, 2014:
Certificates of deposit	$7,632	$—	$—	$7,632
U.S. Government securities	3,001	—	—	3,001
U.S. Government sponsored entities	4,750	—	—	4,750
Municipal obligations	9,891	16	—	9,907
	$25,274	$16	$—	$25,290
Balance as of April 27, 2013:
Certificates of deposit	$4,677	$—	$—	$4,677
U.S. Government securities	4,999	19	—	5,018
U.S. Government sponsored entities	4,752	—	—	4,752
Municipal obligations	9,596	9	—	9,605
	$24,024	$28	$—	$24,052

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” and into earnings based on the specific identification method. In the nine months ended January 25, 2014 and January 26, 2013, the reclassifications from accumulated other comprehensive loss to net assets were immaterial. Realized gains and losses on sales or maturities of investments were immaterial in the nine months ended January 25, 2014 and January 26, 2013.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 25, 2014 were as follows:

	Less than 12 months	Greater than 12 months	Total
Certificates of deposit	$4,443	$3,189	$7,632
U.S. Government securities	2,001	1,000	3,001
U.S. Government sponsored entities	—	4,750	4,750
Municipal obligations	3,820	6,087	9,907
	$10,264	$15,026	$25,290

Note 5. Business Combination

We acquired 100 percent ownership in OPEN Out-of Home Solutions ("OPEN"), a Belgian company, on May 8, 2013 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures as the results of its operations are not material to our consolidated financial statements.

OPEN is a European manufacturer of cabinets and street furniture for the third-party advertising market. This acquisition expanded our product offerings to third-party advertisers as they increasingly adopt digital technology and included a manufacturing plant in Belgium to manufacture digital advertising displays. This acquisition was funded with cash on hand and a five-year promissory note that matures in May 2018.

During the third quarter of fiscal 2014, the purchase price allocation for the OPEN acquisition was completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,271. Included in the purchase price allocation was acquired identifiable intangibles valued at $1,160 representing trade names with a useful life of 20 years and a customer list valued at $582 with a useful life of nine years. There were no material adjustments to the original purchase price allocation.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 25, 2014 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2013:	$2,417	$725	$164	$—	$3,306
Acquisition, net of cash acquired	—	—	—	1,271	1,271
Foreign currency translation	(40)	(2)	(39)	52	(29)
Balance as of January 25, 2014:	$2,377	$723	$125	$1,323	$4,548

We perform an analysis of goodwill on an annual basis. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2014, which was October 27, 2013.  The result of the analysis indicated no goodwill impairment existed as of that date.

Note 7. Inventories

Inventories consisted of the following:

	January 25, 2014	April 27, 2013
Raw materials	$27,729	$20,979
Work-in-process	8,904	8,523
Finished goods	20,516	19,543
	$57,149	$49,045

Note 8.  Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,769 and $2,729 at January 25, 2014 and April 27, 2013, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $13,929 and $16,132 as of January 25, 2014 and April 27, 2013, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $15,907 as of January 25, 2014 and $18,731 as of April 27, 2013.  Included in accounts receivable as of January 25, 2014 and April 27, 2013 was $3,538 and $803, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

As of January 25, 2014, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 and $1,285 as of January 25, 2014 and April 27, 2013, respectively.  In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that needed to be recognized, in connection with these arrangements.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years and sometimes more.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty reserves and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligation is adjusted accordingly.

Changes in our warranty liability for the nine months ended January 25, 2014 consisted of the following:

Amount
Beginning accrued warranty costs	$25,146
Warranties issued during the period	7,304
Settlements made during the period	(10,654)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	3,876
Ending accrued warranty costs	$25,672

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of January 25, 2014, we had outstanding letters of credit and surety bonds in the amount of $5,815 and $13,591, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facility in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facility in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,083 and $2,090 for the nine months ended January 25, 2014 and January 26, 2013, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 25, 2014:

Fiscal years ending	Amount
2014	$1,565
2015	2,688
2016	2,033
2017	1,051
2018	180
Thereafter	26
$7,543

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods extending beyond one year.  As of January 25, 2014, we were obligated under the following conditional and unconditional purchase commitments, which included $950 in conditional purchase commitments.

Fiscal years ending	Amount
2014	$684
2015	1,217
2016	1,081
2017	250
2018	250
Thereafter	100
$3,582

Note 10.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, fiscal years 2011, 2012 and 2013 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of January 25, 2014, we had $496 of unrecognized tax benefits which would affect our effective tax rate if recognized.

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

Note 11.  Fair Value Measurement

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between the following three levels of inputs that may be utilized when measuring fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included within Level 1 for the assets or liabilities, either directly or indirectly (for example, quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated input).

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 25, 2014 and April 27, 2013 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of January 25, 2014:
Cash and cash equivalents	$55,914	$—	$55,914
Restricted cash	26	—	26
Available-for-sale securities:
Certificates of deposit	—	7,632	7,632
U.S. Government securities	3,001	—	3,001
U.S. Government sponsored entities	—	4,750	4,750
Municipal obligations	—	9,907	9,907
Derivatives - currency forward contracts	—	201	201
	$58,941	$22,490	$81,431
Balance as of April 27, 2013:
Cash and cash equivalents	$40,628	$—	$40,628
Restricted cash	48	—	48
Available-for-sale securities:
Certificates of deposit	—	4,677	4,677
U.S. Government securities	5,018	—	5,018
U.S. Government sponsored entities	—	4,752	4,752
Municipal obligations	—	9,605	9,605
Derivatives - currency forward contracts	—	7	7
	$45,694	$19,041	$64,735

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

Note 12.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 25, 2014 and April 27, 2013, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 25, 2014 and April 27, 2013 were as follows:

	January 25, 2014		April 27, 2013
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,818	4,127	2,944	2,873
U.S. Dollars/Canadian Dollars	35	37	492	492
U.S. Dollars/British Pounds	1,277	781	1,554	1,005
U.S. Dollars/Euros	1,789	1,334	153	114

As of January 25, 2014 and April 27, 2013, there was a net asset of $201 and $7, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 13. Subsequent Events

On February 27, 2014, our Board of Directors declared a dividend of $0.09 per share payable on March 21, 2014 to shareholders of record of our common stock on March 10, 2014.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Commercial, Live Events, Schools and Theatres, and Transportation, all of which include the geographic territories of the United States and Canada.

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities and colleges and universities or spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include a number of displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules according to the customer's needs. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large custom and standard orders tend to fluctuate more than on small standard orders.  Large product orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

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

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
The growing interest in our standard display products used in many different retail-type establishments and other types of commercial establishments.  The demand in this area is driven by these establishments' desire to attract the attention of motorists and others into their storefronts.  It is also driven by the need to communicate messages to the public.  National accounts may replace their displays reaching end of life, which could lead to increased sales. Furthermore, we believe in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increased sales.

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

•
The continued deployment of digital billboards as billboard companies continue developing new sites and start to replace digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large billboard companies.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 25, 2014 AND JANUARY 26, 2013

Net Sales

	Three Months Ended
(in thousands)	January 25, 2014	January 26, 2013	Percent Change
Net Sales:
Commercial	$39,016	$30,997	25.9%
Live Events	33,428	26,528	26.0
Schools & Theatres	11,010	11,778	(6.5)
Transportation	13,531	23,546	(42.5)
International	18,384	18,201	1.0
	$115,369	$111,050	3.9%
Orders:
Commercial	$48,400	$36,988	30.9%
Live Events	70,442	47,391	48.6
Schools & Theatres	10,976	10,183	7.8
Transportation	8,371	19,972	(58.1)
International	15,053	19,776	(23.9)
	$153,242	$134,310	14.1%

Commercial: The increase in net sales for the three months ended January 25, 2014 compared to the same period one year ago was the net result of:

•	An increase of $3.0 million in sales of large custom video contracts.

•
An increase of $4.1 million in our third-party advertising niche due to the conversion into sales of a portion of the $12.4 million increase in order volume in the third quarter of fiscal 2014. Increased order levels were the result of the volatility in the timing of orders and an increase in orders for replacements of existing third-party advertising displays.

The increase in orders for the three months ended January 25, 2014 compared to the same period one year ago was the result of:

•	An increase of $12.3 million in orders in our third-party advertising niche. During the third quarter of fiscal 2014, we booked $23.1 million in orders for the third-party advertising niche.

•	A decrease of $2.7 million in orders related to extended service agreements, which is mainly due to the timing of renewals for extended service agreements.

Live Events:  The increase in net sales for the three months ended January 25, 2014 compared to the same period one year ago was primarily the net result of:

•	A net increase of $2.5 million in sales related to video displays for multi-sport facilities and NBA arenas.

•	An increase of $4.7 million in sales related to NFL stadiums.

Orders increased for the three months ended January 25, 2014 compared to the same period one year ago as the current period included contracts for video display systems at three NFL stadiums with a combined total of $45.5 million. Orders for the three months ended January 26, 2013 period included two NFL stadiums totaling $12.7 million.

Schools and Theatres: The decrease in net sales for the three months ended January 25, 2014 compared to the same period one year ago was primarily the result of lower order volume during the first and second quarters of fiscal 2014. This was primarily the result of the level of orders being impacted by the timing of purchasing decisions influenced by economic factors and the size of display systems causing the average selling price of the display systems to be lower than in the previous year.

Orders increased for the three months ended January 25, 2014 compared to the same period one year ago due to increases in both standard orders and custom contract orders.

Transportation: The decrease in net sales for the three months ended January 25, 2014 compared to the same period one year ago was primarily the result of production on an order for a major airport that was included in the third quarter of 2013 with no project of a similar size occurring during the current period.

Orders for the three months ended January 25, 2014 compared to the same period one year ago decreased primarily due to three orders with state transportation authorities totaling $11.1 million that were booked during the third quarter of fiscal 2013 with no orders of a similar size booked during the current period.

International:  Net sales in our International business unit for the three months ended January 25, 2014 compared to the same period one year ago were relatively flat. This is primarily due to lower order volume in the third quarter of fiscal 2014.

The decrease in orders for the three months ended January 25, 2014 compared to the same period one year ago was mainly due to the timing and volatility of large orders.

Backlog

The product order backlog as of January 25, 2014 was $170 million as compared to $149 million as of January 26, 2013 and $132 million at the end of the second quarter of fiscal 2014.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our Commercial and Live Events business units and decreased in our Schools and Theatres, Transportation, and International business units.

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

Gross Profit

	Three Months Ended
	January 25, 2014		January 26, 2013
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$11,367	29.1%	$7,549	24.4%
Live Events	7,948	23.8	4,358	16.4
Schools & Theatres	2,407	21.9	2,647	22.5
Transportation	3,612	26.7	7,118	30.2
International	3,755	20.4	5,377	29.5
	$29,089	25.2%	$27,049	24.4%

The increase in our gross profit percentage for the three months ended January 25, 2014 compared to the same period one year ago was the net result of the following:

Commercial:  The gross profit percent increase for the three months ended January 25, 2014 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix, which was partially offset by higher warranty costs as a percentage of net sales.

Live Events: The gross profit percent increased for the three months ended January 25, 2014 compared to the same period one year ago, which was the net result of improved margins related to better manufacturing utilization with a higher level of sales along with an increase in margins related to changes in product sales mix. Also, lower warranty cost as a percent of sales contributed to the increase in margin.

Schools and Theatres:  The gross profit percent decrease for the three months ended January 25, 2014 compared to the same period one year ago was the result of the sales mix and lower manufacturing utilization due to lower sales volumes, which was offset by decreased expenses in warranty and services.

Transportation:  The gross profit percent decrease for the three months ended January 25, 2014 compared to the same period one year ago was primarily due to lower margins in large custom projects and lower manufacturing utilization, which were partially offset by decreased expenses in warranty and services.

International:  The gross profit percent decrease for the three months ended January 25, 2014 compared to the same period one year ago was primarily the result of decreased margins on large video display projects and a higher level of manufacturing costs related to our new manufacturing plant in Belgium.

Selling Expense

	Three Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,464	8.9%	5.4%	$3,287	10.6%
Live Events	3,418	10.2	9.8	3,114	11.7
Schools & Theatres	2,624	23.8	2.2	2,568	21.8
Transportation	771	5.7	(3.6)	800	3.4
International	2,911	15.8	(25.0)	3,883	21.3
	$13,188	11.4%	(3.4)%	$13,652	12.3%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expenses in our Schools and Theatres and Transportation business units remained relatively flat in the three months ended January 25, 2014 compared to the same period one year ago.

Selling expense in our Commercial and Live Events business units increased $0.2 million and $0.3 million, respectively, in the third quarter of fiscal 2014 compared to the same quarter a year ago which mainly related to increases in payroll, travel and entertainment, and various other expenses. These increases in expenses were partially offset by a decrease in selling expense in our International business unit of $1.0 million primarily due to reductions in third party commissions, bad debt, and travel and entertainment expenses. We use third parties in various locations around the world to expand market opportunities, and third-party commission expenses will occur only if the third party is successful in procuring sales.

Other Operating Expenses

	Three Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$6,685	5.8%	(0.5)%	$6,717	6.0%
Product design and development	$5,649	4.9%	0.7%	$5,611	5.1%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. General and administrative expenses in the third quarter of fiscal 2014 as compared to the same period one year ago remained relatively flat.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the third quarter of fiscal 2014 as compared to the same period one year ago remained relatively flat.

Other Income and Expenses

	Three Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$228	0.2%	(36.3)%	$358	0.3%
Other (expense) income, net	$(237)	(0.2)%	22.8%	$(193)	(0.2)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased in the third quarter of fiscal 2014 compared to the same period one year ago primarily due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other income (expense), net:  The net result of other income and expenses was flat for the third quarter of fiscal 2014 as compared to the same period one year ago.

Income Taxes

Our effective tax rate was 19.3 percent for the third quarter of fiscal 2014 as compared to an effective tax rate of 31.2 percent, excluding a one-time retroactive extension of the research tax credit, which resulted in an effective tax benefit of 119.6 percent for the third quarter of fiscal 2013.  Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, and the recognition of discrete events. In comparing the third quarter of fiscal 2014 to the third quarter of fiscal 2013, changes in our effective tax rate were the net result of the following:

•	An increase of 4.6 percentage points due to the retroactive extension of the research and development tax credit for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2014.

•	A benefit of 3.6 percentage points for return to provision adjustments related to permanent differences, larger deductible stock option expenses, and change in tax rate estimates.

•	An increase of 1.3 percentage points based on higher dividend deductions in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2014.

•
An increase in the effective tax rate of approximately 1.2 percentage points due to a one-time adjustment that resulted in a refund in the second quarter of fiscal 2013 related to a foreign entity tax return which did not reoccur in the current period.

•
Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 25, 2014 AND JANUARY 26, 2013

Net Sales

	Nine Months Ended
(in thousands)	January 25, 2014	January 26, 2013	Percent Change
Net Sales:
Commercial	$117,690	$109,127	7.8%
Live Events	146,680	121,641	20.6
Schools & Theatres	47,750	51,639	(7.5)
Transportation	41,811	57,713	(27.6)
International	61,799	53,720	15.0
	$415,730	$393,840	5.6%
Orders:
Commercial	$123,522	$113,622	8.7%
Live Events	174,002	132,285	31.5
Schools & Theatres	44,669	48,106	(7.1)
Transportation	34,048	59,504	(42.8)
International	63,238	64,667	(2.2)
	$439,479	$418,184	5.1%

Commercial: The increase in the net sales for the nine months ended January 25, 2014 compared to the same period one year ago, was the net result of an increase in sales of our large video display projects and reseller niche.

The increase in orders for the nine months ended January 25, 2014 compared to the same period one year ago was the result of an increase in orders in the reseller and third-party advertising niches, as well as an increase in orders of large video projects.

Over the near-term in fiscal 2014, we believe the Commercial business unit sales for fiscal 2014 will be slightly higher due to increases in the shipment of digital billboard orders and increases in large video projects compared to fiscal 2013. A number of custom video project opportunities are available in the marketplace; however, due to a number of factors, such as the discretionary nature of customers committing to a system, it is difficult to precisely predict orders and sales for fiscal 2014 in the Commercial business unit. We expect growth in this business unit over the long-term, assuming the economy continues to improve.

Live Events:  The increase in net sales for the nine months ended January 25, 2014 compared to the same period one year ago was the net result of an increase in orders during the first three quarters of fiscal 2014 resulting from $4.5 million in sales from multi-sport arenas, $12.7 million in sales to NFL stadiums, and $3.2 million in sales to universities.

Orders for the nine months ended January 25, 2014 compared to the same period one year ago increased $41.7 million, which was attributed to an increase in orders for NFL stadiums and multi-sport arenas offset by a slight decrease in university orders.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display systems, which offers continued growth opportunity for this market in fiscal 2014. A number of factors, such as the discretionary nature of customers committing to upgrade systems, versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting orders and net sales difficult. However, we expect growth in this business unit over the long-term, assuming the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres:  The decrease in net sales for the nine months ended January 25, 2014 compared to the same period one year ago was primarily the result of a lower volume of sales from video projects as a result of a decrease in the size of video displays, causing the average selling price of the displays to be lower than in the previous year. The decline has also been caused by the timing in purchasing decisions that are impacted by economic factors.

Orders for the nine months ended January 25, 2014 decreased compared to the same period one year ago primarily as the result of the level of orders remaining the same, but the size of displays or average selling price of the displays being lower than in the previous year.

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

Transportation:  The decrease in net sales for the nine months ended January 25, 2014 compared to the same period one year ago was primarily the result of $27.9 million in sales recognized during the first nine months of fiscal 2013 for two significant projects with no sales from recurring projects of a similar size recognized during fiscal 2014.

The decrease in orders for the nine months ended January 25, 2014 compared to the same period one year ago was primarily due to two orders totaling $26.8 million booked during the first three quarters of fiscal 2013 with no orders in similar size booked during fiscal 2014.

Currently, for fiscal 2014 we do not expect another large project similar to the major airport project booked in the first quarter of 2013. However, with the introduction of our 20mm high resolution full-color products in fiscal 2013, we are anticipating sales to adjust back to a more normal growth curve for the remainder of fiscal 2014 with an increase over fiscal 2012 sales levels.

International:  The increase in net sales for the nine months ended January 25, 2014 compared to the same period one year ago is the net result of a higher beginning backlog for fiscal 2014 compared to fiscal 2013, a portion of the orders booked during the first nine months of fiscal 2014 converting into sales and progress on large projects.

We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the International business unit results and contributed $3.3 million of net sales through January 25, 2014.

Orders for the nine months ended January 25, 2014 compared to the same period one year ago were relatively flat.

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

Gross Profit

	Nine Months Ended
	January 25, 2014		January 26, 2013
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$34,791	29.6%	$29,435	27.0%
Live Events	32,572	22.2	26,016	21.4
Schools & Theatres	13,194	27.6	13,858	26.8
Transportation	12,200	29.2	20,730	35.9
International	15,199	24.6	15,752	29.3
	$107,956	26.0%	$105,791	26.9%

The decrease in our gross profit percentage for the nine months ended January 25, 2014 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase in the Commercial business unit for the nine months ended January 25, 2014 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix, which was partially offset by increased warranty and manufacturing costs.

Live Events:  The gross profit percent increase in the Live Events business unit for the nine months ended January 25, 2014 compared to the same period one year ago was the result of improved manufacturing utilization from increased sales, offset by slightly higher warranty costs.

Schools and Theatres:  The gross profit percent increase in the Schools and Theatres business unit for the nine months ended January 25, 2014 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix, which was partially offset by increased manufacturing costs.

Transportation: The gross profit percent decrease in the Transportation business unit for the nine months ended January 25, 2014 compared to the same period one year ago was the result of a lower volume of large custom projects, which was partially offset by improved manufacturing utilization and lower warranty costs.

International:  The gross profit percent decrease in the International business unit for the nine months ended January 25, 2014 compared to the same period one year ago was the net result of:

•	A decrease in the gross margin on product sales, which decreased the overall gross profit by approximately four percentage points.

•	A decrease of approximately three percentage points due to a higher level of manufacturing costs related to our new manufacturing plant in Belgium for third-party advertising displays.

•	An increase of approximately two percentage points as a result of lower warranty costs.

It is difficult to project gross profit levels for fiscal 2014 because of the uncertainty regarding the level of sales and the competitive factors in our business. We are focused on improving our gross profit margins as we execute on our strategies for improved profitability. We are continuing to focus our efforts on the quality of the supply chain, the quality of the manufacturing process by adding additional quality testing in our manufacturing areas, product reliability in designs to improve warranty costs as a percent of net sales, and continuing our focus on improved process flow in our services organization to improve gross profit margin. Any increase in gross profit for fiscal 2014 assumes competitive pressures remain consistent with the levels of fiscal 2013.

Selling Expense

	Nine Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$10,765	9.1%	3.5%	$10,405	9.5%
Live Events	9,413	6.4	(2.2)	9,624	7.9
Schools & Theatres	7,907	16.6	1.8	7,767	15.0
Transportation	2,454	5.9	1.9	2,408	4.2
International	9,571	15.5	2.6	9,324	17.4
	$40,110	9.6%	1.5%	$39,528	10.0%

The increase in selling expenses in the first nine months of fiscal 2014 compared to the same period one year ago was the net result of the following:

Commercial:  Selling expenses increased for the first nine months of fiscal 2014 compared to the same period in fiscal 2013 due to a $0.6 million increase in travel and entertainment, payroll benefits, and third-party commission expenses, which was partially offset by a $0.3 million decrease in depreciation expense.

Live Events:  The decrease in selling expenses for the first nine months of fiscal 2014 compared to the same period in fiscal 2013 was the result of a decrease of $0.2 million in convention and depreciation expenses.

Schools & Theatres:   Selling expenses increased for the first nine months of fiscal 2014 compared to the same period in fiscal 2013 due to a $0.2 million increase in payroll benefits, travel and entertainment and marketing expenses.

Transportation:  Selling expenses remained flat for the first nine months of fiscal 2014 compared to the same period one year ago.

International:  The increase in selling expenses for the first nine months of fiscal 2014 compared to the same period one year ago was the result of an increase in personnel costs, including taxes and benefits, professional fees, and various other expenses. The increases are mostly due to the expansion of our international business in Belgium, Brazil, and Spain. The increase in selling expense was partially offset by a $0.5 million decrease in third-party commissions on significant contracts.

We expect selling expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013, but remain flat as a percentage of net sales.

Other Operating Expenses

	Nine Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$20,788	5.0%	3.2%	$20,148	5.1%
Product design and development	$17,330	4.2%	(0.8)%	$17,477	4.4%

General and administrative expenses in the first nine months of fiscal 2014 increased as compared to the same period one year ago. The increase was primarily due to a $0.6 million net increase in professional services costs, information technology and other expenses. These expenses included one-time costs incurred in the first quarter of fiscal 2014 for professional services to support the expansion of our international business and strategic information technology projects and other on-going costs to support our anticipated business growth.

We expect general and administrative expenses to increase slightly in dollars in fiscal 2014 as compared to fiscal 2013 but remain flat as a percentage of net sales.

Product design and development expenses in the first nine months of fiscal 2014 as compared to the same period one year ago was flat.
We expect product design and development expenses will increase slightly in dollars in fiscal 2014 as compared to fiscal 2013 but remain flat as a percentage of sales.

Other Income and Expenses

	Nine Months Ended
	January 25, 2014			January 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$756	0.2%	(25.4)%	$1,014	0.3%
Other income (expense), net	$(351)	(0.1)%	56.7%	$(224)	(0.1)%

Interest income (expense), net:  Interest income, net decreased for the nine months ended January 25, 2014 as compared to the same period in fiscal 2013 primarily due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect our cash balances will be increasing for the remainder of fiscal 2014; however, we are unable to project a comparison to fiscal 2013.

Other income (expense), net: Other expenses, net remained flat for the nine months ended January 25, 2014 as compared to the same period one year ago.

Income Taxes
The effective tax rate was approximately 32.4 percent for the first nine months of fiscal 2014 as compared to 28.9 percent for the first nine months of fiscal 2013. In comparing the first nine months of fiscal 2014 to the same period in fiscal 2013, changes in the effective tax rate were primarily due to the net impact of the following items:

•	An increase of approximately 1.4 percentage points due to the reinstated research and development tax credit during fiscal 2013.

•	An increase of 1.2 percentage points due to an international tax change in fiscal 2013 which did not recur in fiscal 2014.

•	An increase in rate of 0.9 percentage points due to a reduction of dividend deductions because of a lower dividend rate in fiscal 2014 as compared to fiscal 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 25, 2014	January 26, 2013	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$39,243	$33,255	18.0%
Investing activities	(11,969)	(7,105)	68.5
Financing activities	(11,777)	(31,112)	(62.1)
Effect of exchange rate changes on cash	(211)	43	(590.7)
Net increase (decrease) in cash and cash equivalents	$15,286	$(4,919)	(410.8)%

Cash flows from operating activities:  The increase in cash from operating activities of $6.0 million for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 was the net result of an increase for changes in net operating assets and liabilities of $6.6 million plus an increase of $0.9 million in our deferred income taxes, net plus $0.2 million in other non-cash items, net, adjusted by an $0.8 million decrease in depreciation and amortization and by a $0.6 million decrease in net income.

The most significant drivers of cash generation from operating activities in the first nine months of fiscal 2014 were the net result of the following:

•	Net income of $20.4 million.

•	Depreciation, amortization, share-based compensation, and other various non-cash activities of $13.8 million.

•
Cash generated of $39.3 million because of changes in balances of $27.0 million from construction-type contracts due to the timing of billing and production schedules. $7.6 million of customer deposits, primarily due to the increased order volume in our digital billboard business; $1.1 million of net collections of long-term receivables during this period; and $3.6 million of various other operating account changes.

•
Cash consumed of $31.6 million because of changes in balances of $11.7 million for inventory for future deliveries, a $4.8 million decrease in accounts payable, a $9.8 million increase in accounts receivable due to an increase in sales, and a $5.3 million increase in income taxes.

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

Cash flows from investing activities:  The increase in cash used in investing activities for the first nine months of fiscal 2014 as compared to the same period in fiscal 2013 was the result of the following:

•
An increase in purchases of property and equipment of $2.6 million.  During the first nine months of fiscal 2014, we invested $5.0 million in manufacturing equipment, $1.7 million in product demonstration equipment, $1.3 million in information systems infrastructure, including software, and $1.4 million in other assets.  Capital expenditures are expected to be less than $16 million for all of fiscal 2014.

•	$1.3 million used for an acquisition during the first quarter of fiscal 2014.

•	An increase in the net cash invested in marketable securities, net of sales and maturities of $0.9 million.

Cash flows from financing activities:  The decrease in cash used in financing activities for the first nine months of fiscal 2014 as compared to the same period in fiscal 2013 was the primarily the result of a $18.1 million decrease in dividends paid to shareholders. Dividends of $12.8 million, or $0.30 cents per share, were paid during the current fiscal year compared to $30.9 million, or $0.73 cents per share, in the prior year. During 2014, we paid $3.7 million related to debt acquired in our recent acquisition, which was offset by a $3.5 million increase in proceeds from stock options exercised, which was partially offset by a non-recurring payment in fiscal 2013 to pay off notes payable of $1.5 million.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of January 25, 2014 was approximately $7.9 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $144.2 million at January 25, 2014 and $125.5 million at April 27, 2013.  The increase in working capital was primarily the result of higher sales and increases in cash, accounts receivable, inventories and cost and estimated earnings in excess of billings and decreases in accounts payable, accrued expenses, warranty obligations, and deferred revenue, which were partially offset by decreases in costs and estimated earnings in excess of billings and increases among customer deposits and billings in excess of cost and estimated earnings. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at January 25, 2014.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of January 25, 2014, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $2.3 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision and with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. As of January 25, 2014, there were no advances outstanding and approximately $3.2 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of January 25, 2014 and April 27, 2013.  The minimum fixed charge coverage ratio as of April 27, 2013 was 64-to-1, and the ratio of interest-bearing debt to EBITDA as of January 25, 2014 was .01-to-1.

On May 23, 2013, our Board of Directors declared a semi-annual dividend of $0.12 per share on our common stock for the fiscal year ended April 27, 2013, which was paid on June 14, 2013.

On August 22, 2013, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the first quarter ended July 27, 2013, which was paid on September 20, 2013.

On November 21, 2013, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the second quarter ended October 26, 2013, which was paid on December 20, 2013.

On February 27, 2014, our Board of Directors declared a dividend of $0.09 per share payable on March 21, 2014 to shareholders of record of our common stock on March 10, 2014.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At January 25, 2014, we had $13.6 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 25, 2014, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the third quarter and year to date of fiscal 2014, net sales originating outside the United States were 18.1 percent and 17.4 percent of total net sales, respectively, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China and Belgium. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $6.9 million, and all contracts mature within 24 months. These contracts are marked to market each balance sheet date and are not designated as accounting hedges. See Note 12 of the Notes to our Consolidated Financial Statements included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 25, 2014, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 25, 2014, our outstanding long-term receivables were $13.9 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $0.1 million.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2014	2015	2016	2017	2018	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,607	$4,634	$3,089	$1,833	$1,358	$1,408
Average interest rate	7.6%	7.6%	7.8%	8.5%	8.4%	8.6%
Liabilities:
Long and short-term debt:
Variable-rate	$120	$761	$456	$477	$498	$521
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$86	$322	$164	$35	$35	$27
Average interest rate	8.4%	8.9%	8.8%	8.5%	8.8%	9.0%

Of our cash balances at January 25, 2014, $45.4 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 25, 2014, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 25, 2014, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 25, 2014, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 25, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: February 28, 2014

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 25, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.