Form 10-K
period 2014-04-26
DAKTRONICS INC /SD/
filed 2014-06-12
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 26, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at October 26, 2013 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $523,551,875. For purposes of determining this number, individual stockholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 3, 2014 was 43,231,494.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 3, 2014 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 26, 2014

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; and (ix.) the seasonality of our business; (x.) the introduction of new products and technology. The words “may,” “would,” “could,” "should," “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

In the sports and live events markets, our integrated video, scoring, and control systems have been installed at many professional, collegiate and high school facilities, in North America, and at international multi-purpose sports venues around the world.

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

One of our core growth strategies has been to enter geographic markets by developing a regional sales and service presence providing after-sale support to our entire product line and sales of our products. We currently have regional offices in the United States as well as internationally that support our field sales and service people, many of whom today work out of their homes.

We occasionally acquire other businesses in order to provide access to new markets or to complement our existing products.  Although these acquisitions have increased the scope of services and technology we are able to provide, our primary growth objective is to increase sales and profitability through organic growth.

We manufacture most of our products in South Dakota and Minnesota in the United States.  Products for the Chinese market and most architectural lighting products are manufactured in Shanghai, China.  Our Belgium location produces products for the European third-party advertising market, and our New York location produces rigging products.

Description of Business

We are the world’s leading supplier of electronic scoreboards, large electronic display systems, digital messaging solutions, software and services for sporting, commercial and transportation applications.  We serve our customers by providing superior products, integration and dynamic, reliable and unique visual communication solutions.  We offer a complete line of products, from small indoor and outdoor scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing, sound and hoist systems and related professional services.  We are recognized worldwide as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video.

We are engaged in a full range of activities:  marketing and sales, engineering and product development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below.

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display systems sales in professional sports, colleges and universities, and commercial spectacular projects.  We use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales, where we do not have a direct sales presence. The majority of the products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail advertising, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams.

We have organized our business into five business units which have a primary focus on particular markets or customer segments.  There are four domestic business units (United States and Canada) – Commercial, Live Events, Schools and Theatres and Transportation. The fifth business unit, identified as International, is for all operations outside the United States and Canada.  This structure allows us to focus on serving the unique needs of each of these customer groups. Live Events customers usually have a large variety of products tied into a system in a single location involving creative production services, design and event support.  The Commercial business unit serves the needs created by large and remote networks of displays connected through various modes of communication.  The Transportation business unit focuses on the unique needs of governmental contractors and ties into integrated systems managing the flow of travelers and vehicles.  Finally, the Schools and Theatre business unit focuses on providing information displays to high schools for both sports and marquee applications, and automated rigging for theatres. The International business unit comprises all of these areas outside of North America.

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

Engineering and Product Development.  The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we continue to anticipate and respond to changes and developments in the industry.  We have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ engineers and technicians in the areas of mechanical and electrical design, applications engineering, software design and customer and product support.  We assign product managers to each product or product family to assist our sales staff in training and implementing product improvements and to ensure each product is designed for maximum reliability and serviceability.  We also invest in new creative technologies and in companies developing new technologies.

We leverage our efforts through best practice lean product development across product lines by utilizing common technology, concepts and platforms.  This alignment has driven improved product reliability, lower costs and better functionality for our customers.

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

Our order entry, production, customer service and many other functions are also consolidated through an enterprise resource planning system and a service operations system to facilitate the sales, design, production, and delivery process.

Our plants are loosely aligned with the five business units described above.  This alignment has been critical to allow us to respond to the different types of customers in the different business units in areas such as lead times and product consolidation. Furthermore, we have decentralized to these plants certain functions such as materials planning and scheduling. Our goal is to generally align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers while not losing the synergies of shared resources.  On the other hand, given the cyclical nature of some parts of our business, we also needed to balance and maintain our ability to manufacture the same products across our plants so we can smooth out the peaks and valleys of customer demand of the various business units.

Our manufacturing facilities have embraced lean manufacturing techniques throughout all areas.  We have also placed significant emphasis on lean techniques in the non-manufacturing areas.  Although there are direct costs associated with implementing lean techniques, the goal of doing so is to eliminate waste and timely deliver products to a customer while maintaining minimal inventory and eliminating non-value added tasks.

Technical Contracting.  We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions.  The purchase of display systems typically involves competitive proposals.  As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system.  We usually include in our proposal site preparation and installation services related to the display system.  In these cases, we serve as a contractor and may retain subcontractors.  We are licensed in a number of domestic jurisdictions as a general contractor.  Typically, we outsource all related electrical, steel and installation labor to qualified subcontractors. We have developed relationships with many subcontractors throughout the United States over time, which is advantageous for us in bidding and delivering on these projects.

Professional Services. Our professional services are essential to continued market penetration and growth.  Professional services we provide in addition to technical contracting include event support, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support for operators of complicated display systems.

Customer Service and Support.  We offer limited warranties on our products against failure due to defective parts or workmanship for periods generally ranging from one to five years after the first sale or installation, depending on the product or type of customer. In addition, we offer service agreements of various scopes.  To serve our customers we provide help-desk access, parts repair and replacement, display monitoring and on-site support.  We staff our technical help desk with experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third party service partners are trained to provide on-site support. We use third party service partners to allow us to respond to changes in volume of service. Service volume peaks in the late summer and early fall.

Our repair centers, located in the United States, Belgium and Shanghai, are staffed with trained technicians who repair and return components requiring service. We also offer a component exchange program for same-day shipment of replacement parts.

General Description of Our Products and Technologies

Our range of products spans from message displays, to scoreboards, to audio systems, to large complex systems. The two principal components of our systems are the display and the controller.  We produce displays varying in complexity, size and resolution.  The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed.  Generally, for longer distance viewing, the light sources, or pixels, are larger and spaced farther apart.  The type of display may also depend on the location of the viewing audience.  For example, arena scoreboards may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays, which typically are viewed from a passing vehicle only within a narrow angle from the display.  We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.

The controller uses computer hardware and our software products to compile information provided by the operator and other integrated sources and then processes the information, graphics or animation to be presented on the displays.

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

We offer a wide range of video display systems for different applications and budgets.  Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), and the viewing angles.  In addition, modular design allows the product to be readily configured in custom sizes to meet each customer’s specific requirements with virtually no limit to the size of display that can be built.

We offer a wide range of pixel spacing, ranging from four millimeter to twenty-six millimeter.  The four millimeter application provides the user with the greatest pixel density and shortest viewing distance, while the twenty-six millimeter is the most cost effective for physically large displays with longer viewing distances.  In addition, the uniformity of colors across the display is important to the quality of the video image.  Our unique display control circuitry, along with our proprietary manufacturing and calibration procedures, provide uniform colors across the display.

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

Our transportable display systems are comprised of lightweight individual LED video panels less than a square meter in size and are assembled together to form a display in a customizable height and width.  These panels are used in what we refer to as mobile and modular applications, such as touring shows and the events market.

Our video systems may use a network of displays to deliver a pre-programmed schedule of advertisements, relevant entertainment information and sports scores, including video, audio, graphics and live data to viewers in concourses and club areas. The network can be integrated with the main video displays through the control system, providing complete control. Daktronics digital display networks can incorporate flat-panel screens, LED message displays, LED video screens and even numeric scoreboards to provide an even better game day experience.

Our GKD MediaMesh® product can turn any building facade into a dynamic communications medium while not concealing the architecture behind it. This display can be mounted over a solid facade or in front of windows resulting in a finished solution that is free from visible cabling, and delivers a clean, semi-transparent viewing experience for those within the building. The stainless steel, textile-like mesh provides a modern, urban feel while the thin-profile design – less than one inch in depth – provides an elegant, refined structural appearance.

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

The primary control components for video displays in live event applications are our Show Control Software Suite, proprietary digital media players and proprietary video processors. These control components provide advanced capability for the display of live video and real time content on our displays.

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

Daktronics digital media players store recorded video clips and can function as a still store and character generator. Managed through our Show Control Software Suite, the digital media player provides instant access to any video, animation, graphic or real-time data file on a player. It also controls the overall picture settings of any Daktronics LED display, making it the most feature-rich product of its kind in the live events industry.

We also provide a proprietary video processing system developed specifically for LED display technology.  For larger venues hosting live events, the Show Control Software Suite, digital media player and video processor are typically part of a larger system with cameras, switches and other components.  These systems provide the ability to show instant replays, live action video, prerecorded video clips, and overlays of scoring, timing and statistical information.  We occasionally package our components with control components from other suppliers to provide a complete video production solution.

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

We expect LED technology will remain the technology of choice for scoreboards and displays due to its lower power consumption, longer life and resulting lower maintenance costs as compared to other technologies.  Because most of the scoreboards and display products within this group have significant standardization, we have been able to advance our goal of efficiently delivering high quality products.

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

Galaxy® full-matrix displays, available in both indoor and outdoor models, are our leading product line for commercial applications and are expected to be a key product line for growth in the future.  Galaxy® displays are full color, monochrome, or tri-color, with pixel spacing ranging from six millimeter to forty-six millimeter depending on color, size and viewing distance.  They are used primarily as message centers to convey information and advertising to consumers.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.  We offer various price points for displays within the Galaxy® line.

GalaxyPro® displays are full-matrix outdoor displays capable of displaying text, graphics and animation, as well as prerecorded video clips.  The product was developed to meet the video needs of the commercial market, primarily large retail market applications such as auto dealerships and shopping centers.  GalaxyPro® displays are offered in full color with pixel spacing ranging from sixteen to twenty-six millimeters.  GalaxyPro® displays are capable of producing 68 billion colors, have excellent color uniformity across the display and are fully compatible with our Venus® 1500 display control software.  The modular design of the product allows us to configure a display to readily meet the size requirements of each customer.

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

ITS Dynamic Message Signs (DMS). DMS products include a wide range of LED-based displays for road management, parking, mass transit and aviation applications.  The Vanguard® family of dynamic message displays is typically used to direct traffic and inform motorists.  These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations.  We have also developed a control system for these displays to help transportation agencies manage large networks of displays.

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

Audio Systems.  Our audio system offerings include both standard and custom options.  Standard audio systems are designed to meet the needs of a wide variety of outdoor sports venues based on the size and configuration of the facility.  Each of the standard outdoor systems includes control systems featuring digital signal processing for improved sound quality reproduction.  Custom indoor and outdoor systems are also offered for larger venues and venues with unique seating configurations.  Our sound systems are often integrated into an overall venue solution for scoring, timing, message display and/or video capability.

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

Additionally, we provide automated rigging for theatre applications, primarily in high schools and similar venues.  The strengths of our automated rigging systems include safety and ease of operation.  The theatre rigging control system includes intuitive touch screens and menus to control the integrated hoist systems. These features enhance safety and operation of a theatre production, which allows for timed and easy to control changes in scenery, lighting and sound.

Financial Information about Segments and Geographic Areas

Sales outside the U.S. during fiscal years 2014, 2013 and 2012 were approximately 18 percent, 17 percent and 17 percent of our net sales, respectively.  Since 2000, we have acquired or opened international offices in Canada, China, France, the United Arab Emirates, Germany, Australia, Japan, Brazil, Spain, Singapore, Macau, Hong Kong, Belgium and the United Kingdom.

Our operations in countries outside the U.S. are accompanied by various risks, including financial risks.  Relationships with customers and terms of sale vary by country, often with longer-term receivables than are typical in the U.S.  However, we typically secure the receivables from outside the U.S. with a letter of credit, bank guarantee or partial payment in advance.  Currency exchange rate fluctuations can affect net sales from, and the profitability of, operations outside the U.S.  We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings.  In addition, although we do not have the intention to do so, the repatriation of certain earnings of our foreign subsidiaries may result in substantial U.S. tax cost.

See Note 2 of the Consolidated Financial Statements for financial information pertaining to our business segments and geographic operations.

Sources of Raw Materials

Materials used in the production of our video display system are sourced from around the world. We source some of our materials, such as LEDs and power supplies, from a limited number of suppliers, primarily due to the proprietary nature of the material.  The loss of one of these key suppliers or a flaw in the supplied material could have an adverse impact on our business and operations.  However, our sourcing group works to implement strategies to mitigate the associated risks. From time to time, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

Intellectual Property

As new products are developed, we may apply for patents to document our rights to the technology so other parties cannot later claim ownership (a defensive strategy) and to also allow us to pursue infringement claims against competitors for protection due to patent violations (an offensive strategy).

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

Seasonal Nature of the Business

Our sales and profitability historically have fluctuated due to the seasonality of our business and variability due to the impact of large product orders, such as large commercial display systems and display systems for facilities where professional, major college, or international sports events take place.    As a result of the seasonality of the business, primarily due to the sports market, net sales and net income tend to be lower in the third quarter of a fiscal year.

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

Working Capital Items

Overall, changes in operating assets and liabilities impact the timing and levels of working capital. Generally, we contractually require down payments or progress payments on orders from our customers. Some of the inventory components have long-lead times and therefore, we stock inventory in preparation for anticipated projects. Large projects can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities. Working capital balances are also impacted by the seasonality of the sports business.
On large product orders, the time between order acceptance and project completion may extend up to and exceed 18 months depending on the amount of custom work and the customer’s delivery needs.  We often receive down payments or progress payments on these orders.  To the extent these payments are not sufficient to fund the inventory and other costs associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

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

We have a large and diverse worldwide customer base and generally are not economically dependent on any single customer, however, there are important customers within each of our business units and the loss of one or more customers could have an adverse effect on us. Within our Commercial business unit, two major customers account for more than 50 percent of our digital billboard sales niche.

Backlog

Our backlog consists of contractually obligating sales agreements or purchase orders we expect to fill within the next 24 months. Backlog was approximately $171.6 million as of April 26, 2014 and $141.3 million as of April 27, 2013.  Because sales agreements and purchase orders may be subject to extended delivery schedules and have variable estimated profitability, our backlog is not necessarily indicative of future net sales or net income.  Although orders for many of our products may be shipped within 90 days, other orders may take longer depending on the customer’s project schedule or other factors.  Contracts related to new construction projects generally tend to have the longest lead times from contract signing to product delivery.

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

Our manufacturing operations use certain chemical products and chemical processes subject to various environmental rules and regulations.  Our manufacturing operations must also meet numerous safety related rules and regulations.  We believe we are in material compliance with these applicable governmental laws and regulations.

Our supply chain and sales distribution channels subject us to various trade compliance regulations. We believe we are in material compliance with these applicable governmental law and regulations.

In the United States and other countries, various laws and regulations require us to evaluate our supply chain for the origins of certain material. We are currently evaluating our supply chain for those materials.

In some countries in which we operate, such as China, there are various laws and regulations which may affect our operations.  These include restrictions or limitations on our ability to withdraw our capital investment, underdeveloped legal frameworks to enforce our rights, including payment collections, and different levels of enforcement and consistency of laws.

Competition

The electronic display industry is highly fragmented. Intense competition in the industry comes from a variety of sources.   Our video systems, especially those systems comprised of many displays networked together, are highly complex and visible and thus require a high standard of performance difficult for other industry participants to achieve and maintain over the long-term.

Each of our business units tends to have a different set of competitors. Some competitors compete only in our transportation business and some primarily compete in the high school market, for example. Video display competitors compete for our live events, international, and commercial video business. Asian-based competitors continue to expand their presence beyond Asia to compete more directly with us in all product areas. These competitors generally offer products and solutions at a lower price.

Because a large screen electronic display is often part of our customer's advertising budget, we may also compete with other forms of advertising, such as on-line advertising, television, print media or static display signs.

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

Overall, we generally compete based on our broad range of high-quality products and features, prompt and reliable delivery, our technical contracting expertise, our local presence, and our depth of complementary services.  We also strive to provide cost-effective products and solutions for our customers.  Contrary to our focus on technologically advanced products and customer support, some of our competitors compete in some markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or less customer support.  If a customer focuses principally on price, we are less likely to obtain the sale.  To remain competitive, we must continue to enhance our existing products, introduce new products and product features, and provide customers with cost-effective solutions to their display needs.

Research and Development

We believe our engineering and product development capability and experience are a very important factor to continue to develop the most up-to-date digital displays and control system solutions desired by the market. Product development expenses for fiscal years 2014, 2013 and 2012 were $23.4 million, $23.1 million and $23.5 million, respectively.

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

Employees

As of April 26, 2014, we employed approximately 2,280 full-time employees and approximately 390 part-time and temporary employees.  Of these employees, approximately 980 were in manufacturing, 560 were in sales and marketing, 510 were in customer service, 380 were in engineering and 240 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

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

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share, and our results of operations could be negatively impacted. We operate in highly competitive markets, some of which are highly fragmented.  We also compete against products produced in Asia and other parts of the world, including the U.S., which in some cases are of lower quality or performance and lower cost. In addition, because a customer’s budget for the purchase of an electronic display is often part of their advertising budget, our products often compete with other forms of advertising, such as television, print media or fixed display signs.  Competition could result in not only a reduction in net sales but also in the prices charged by us for our products.  To remain competitive, we must be able to not only anticipate and respond quickly to our customers’ needs and enhance our existing products and services to meet those needs, but also continue to price our products competitively.  Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices for strategic marketing or to increase market share.  Some competitors have more capital and other resources and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements, which could negatively affect our ability to compete effectively.

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

We enter into fixed-priced contracts on a regular basis, which could reduce our profits.  The majority of contracts we enter into are to sell our products are on a fixed-price basis.  If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced. Although we benefit from cost savings, we have a limited ability to recover cost overruns.  Because of the large scale and long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to, increases in the cost or shortages of components; materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; and suppliers’ or subcontractors’ failure to perform or delay in performing their obligations.  These factors could delay delivery of products, and contracts may provide for liquidated damages for late delivery.  Unanticipated costs unable to be passed on to customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

Backlog may not be indicative of future revenue or profitability.  Customers may cancel or delay projects for reasons beyond our control.  Orders normally contain cancellation provisions to permit our recovery of costs expended and a portion of the anticipated profit if a customer cancels an order.  If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog.  If projects are delayed, the timing of revenues could be affected, and projects may remain in the backlog for extended periods of time.  In addition, as a result of delays, revenue recognition occurs over longer periods of time and is subject to unanticipated delays and cost changes.  If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog may reach levels which may not be sustained in subsequent quarters.  For these reasons, backlog may not be indicative of future revenues.

Large contracts with significant customers represent a significant portion of our accounts receivable and costs and estimated earnings in excess of billings.  We closely monitor the credit worthiness of our customers and have not, to date, experienced significant credit losses.  Significant portions of our sales are to customers who place large orders for custom products.  We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit.  However, because some of the exposure is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results.

Price fluctuations in and shortage of raw materials and components could adversely affect our operating margin.  We purchase large quantities of raw materials and components including, but not limited to, aluminum, LEDs, power supplies, circuit boards and various other electronic components.  Materials comprise the largest component of our cost of goods sold. Any interruption in the supply of or increase in the cost of the raw materials or components could have a material adverse effect on our business, operating results and financial condition. Although we are sometimes able to pass such price increases to our customers, our success in offsetting higher raw material and component costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. As of the date of this Report, there were no material parts shortages in the marketplace impacting our business.

We depend on single-source suppliers for some of the raw materials used in the manufacture of our products.  We obtain some of our raw materials, including, but not limited to, LEDs, power supplies, circuit boards and plastics, from one or a limited number of suppliers.  If we cannot obtain key raw materials from our suppliers, the raw materials may not be readily available from other suppliers, other suppliers may not agree to supply the materials to us on terms as favorable as the terms we currently receive, or the raw materials from any other suppliers may not be of adequate and consistent quality.  Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure that new sources of supply will be available when needed.  Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

Our business may suffer if we are not successful in our efforts to keep up with a rapidly changing product market.  The electronic display industry is characterized by ongoing product improvement, innovations and developments in display and controller technology.  Competitors could develop new or superior products to increase their share of our markets.  Our future success in addressing the needs of our customers will depend in part on our ability to continue to understand their needs and to make timely and cost-effective product improvements, innovations and developments.

Our international operations are exposed to additional risk and uncertainties, including unfavorable political developments, weak foreign economies, and compliance with foreign governmental requirements, which may impact our results of operations. For fiscal years 2014, 2013 and 2012, revenue outside the United States represented approximately 18 percent, 17 percent and 17 percent of our consolidated net sales, respectively.  Our operations and earnings throughout the world have been and may in the future be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; and burdensome taxes and tariffs and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficultly in enforcing agreements or collecting receivables and increased transportation and other shipping costs.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

We may fail to continue to attract, develop and retain key management and other key employees, which could negatively impact our operating results. We depend on the performance of our senior management team and other key employees, including experienced and skilled technical personnel.  The loss of certain members of our senior management, including our Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy.  Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel.

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

The following factors are among those that could complicate accurate capacity planning for market demand:

•	Changes in the demand for and mix of products our customers buy.

•	Our ability to add and train our manufacturing staff in advance of demand.

•	The market’s pace of technological change.

•	Variability in our manufacturing productivity.

•	Long lead times for our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

Any future deterioration of our business could result in the underutilization of our manufacturing capacity, resulting in an impairment of certain assets.  Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition or results of operations.

Regulations related to the use of conflict-free minerals may increase our costs and cause us to incur additional expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries and to prevent the sourcing of such “conflict” minerals. As a result, the SEC enacted annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the final rules, which first apply to public companies for the 2013 calendar year, we are required to conduct due diligence to determine the source of any conflict minerals used in our products. Because our supply chain is broad-based and complex, we may not be able to verify the origins for all minerals used in our products. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures we are implementing. In addition, the rules could reduce the number of suppliers who provide components and products containing conflict-free minerals and thus could increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements. In preparing our financial statements, our management is required under U.S. generally accepted accounting principles ("GAAP") to make estimates and assumptions as of the dates of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include the recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion; estimated amounts for warranty costs, collectability of billed and unbilled accounts receivable and the amount of any allowance for doubtful accounts; the amount of estimated liabilities; the valuation of assets acquired plus liabilities, goodwill, and intangible assets assumed in acquisitions; and the valuation of stock-based compensation. Our actual results could differ from our estimates of such results, which could have a material negative impact on our financial condition and results of operation.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012 and will continue to do so for future periods.  We may encounter problems or delays in completing the review and evaluation, implementing improvements, or receiving a positive attestation from our independent registered public accounting firm.  In addition, our assessment of internal controls may identify deficiencies in our internal controls over financial reporting or other matters which may raise concerns for investors and therefore adversely affect our stock price.

Our future results may be affected by legal compliance risks related to the U.S. Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws for the countries in which we operate.  We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. It also requires us to maintain specific record-keeping standards and adequate internal accounting controls.  Foreign companies, including some of our competitors, are not subject to these prohibitions and requirements.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in many jurisdictions, including the Middle East and the People's Republic of China ("China").  If our competitors engage in these practices, they may receive preferential treatment from companies or governmental agencies, resulting in a competitive advantage for securing business from these companies or government officials who might give them priority in obtaining new licenses or permits, which would put us at a disadvantage.  In addition, although we inform our personnel through training sessions, policies and other means that such practices are illegal, we cannot assure our employees or agents will not engage in such conduct for which we may be held responsible even if we are not aware of such conduct.  If our employees or agents are found to have engaged in such practices, we could suffer severe fines and penalties.

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

Our operations in China subject us to risks and uncertainties relating to China's laws and regulations.  We have offices and manufacturing facilities and make sales to customers in China which encompass many different activities.  Under its current leadership, the government of China has been pursuing economic reform policies, including encouraging foreign trade and investment and greater economic decentralization.  However, the government of China may not continue to pursue such policies or may reverse or otherwise change such policies.  Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade.  Enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of them may be inconsistent.  As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors and foreign companies with operations in China, such as ours.  In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if at all.  If they are published, they may not be followed consistently by local districts.  As a result, we may inadvertently operate our business in violation of new rules and policies without having any knowledge of their existence.  These uncertainties could limit the legal protections available to us.  Any litigation or other proceeding in China may be protracted and result in substantial costs and diversion of resources and management attention. Furthermore, a significant portion of our business in China involves contracts with government bodies, which can significantly inhibit our ability to enforce a contract through litigation or similar means.

Circumstances could arise in which our goodwill and intangible assets could become impaired, causing us to recognize substantial non-cash impairment charges, which would adversely affect our financial results.  We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded on our balance sheet as described in the notes to the consolidated financial statements contained elsewhere in this Report.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results.  There can be no assurance the outcome of such reviews in the future will not result in substantial impairment charges.  Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors, resulting in changes in our estimates of future cash flows.  Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.  A decline in our market capitalization or in our estimated forecasted discounted cash flows could also result in an impairment of our goodwill and intangible assets.  A non-cash impairment charge could materially and adversely affect the net income for the reporting period in which it is recorded.

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition.  The terms and conditions of our credit facilities impose restrictions limiting, among other things, our ability to incur debt, merge, sell assets, make distributions (including cash dividends) and create or incur liens.  The availability of credit facilities is also subject to certain covenants as explained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our ability to comply with the covenants may be affected by events beyond our control, and we cannot assure we will achieve operating results and maintain a financial position meeting the requirements of the credit facility.  A breach of any of these covenants could result in a default under the facilities.  In the event of a default, the bank could elect to declare any outstanding principal amount of the credit facilities and term debt, any and all accrued interest thereon and any or all other amounts payable under the credit facilities to be immediately due and payable, which would have an adverse effect on our results of operations and financial condition.  As of April 26, 2014, we were in compliance with all financial and other covenants of our credit facilities.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win some contracts. In line with industry practice, we are often required to provide performance or payment bonds to our customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project, and we are unable to obtain an appropriate bond, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity; however, as is typically the case, the issuance of a bond is at the surety's sole discretion and the issuance of the letter of credit is based on the company's credit worthiness. Our failure to provide bonds at all or on a timely basis could negatively affect our ability to procure projects and our business, financial condition and results of operations.

Prevailing economic, financial and business conditions and other factors could impair our ability to operate our business, satisfy our debt obligations, and impact our customers' and vendors' business.  It is anticipated that borrowings from our existing credit facilities and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements as they become due.  However, if additional capital is required, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms, if at all. In addition, market conditions can negatively impact our clients' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to perform their obligations to us, potentially adversely impacting our business, financial condition, and results of operations.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.  Part of our business strategy is to acquire or invest in companies, businesses, products or technologies complementing our current products, enhancing our market coverage or technical capabilities, or offering growth opportunities.  Additional risks potentially associated with acquisitions include the following:

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

We may be unable to protect our intellectual property rights effectively, or may infringe upon the intellectual property of others.  We rely on a variety of intellectual property rights we use in our products and services.  We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged.  In addition, the laws of some foreign countries in which our products and services have been or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.

In addition, intellectual property of others also has an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitor's patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services.

Intellectual property litigation is very costly and could result in substantial expense and diversions of our resources, whether or not we prevail, both of which could adversely affect our business, financial condition or results of operations. In addition, there may be no effective legal recourse against infringement of our intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.

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

Our manufacturing would be interrupted if we were unable to use our manufacturing facilities.  We manufacture most of our products in two locations in South Dakota and one in Minnesota.  In addition, we manufacture certain products in our China and Belgium facilities.  If any of these facilities, or a part thereof, were to be destroyed, shut down or unable to be used for its intended purposes, we would be limited in our capacity to meet customer demands until a replacement facility and equipment, if necessary, was found.  The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart.  The delay engendered by, and the potential cost incurred in these steps could have a material adverse effect on our business, financial condition or results of operations.

Our data systems could fail or their security could be compromised.  Our business operations depend on the reliability of sophisticated data systems.  Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.

Our common stock has at times been thinly traded, which may result in low liquidity and price volatility.  The daily trading volume of our common stock has at times been relatively low.  If this were to occur in the future, the liquidity and appreciation of our common stock may not meet our shareholders’ expectations, and the prices at which our stock trades may be volatile.  The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception such sales could occur.

The protections we have adopted and to which we are subject may discourage takeover offers favored by our shareholders.  We have adopted and are subject to several provisions of the South Dakota Business Corporation Act (SD Act) that could have the effect of discouraging takeover offers.  Of the 120,000,000 shares of capital stock authorized in our articles of incorporation, 5,000,000 shares are undesignated.  Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action, which could be used to discourage takeover attempts.  Our articles of incorporation provide for a classified board consisting of three classes of directors.  Our classified board generally makes it more difficult to replace directors and to acquire our company.  We have adopted a shareholder rights plan providing for the exercise of common stock purchase rights when a person becomes the beneficial owner of 15 percent or more of our outstanding common stock (subject to certain exceptions).  In addition, we are governed by the anti-takeover provisions of the SD Act, which may deny shareholders the receipt of a premium on their common stock, which in turn may have a depressive effect on the market price of our common stock.  In general, shares of a corporation acquired in a “control share acquisition,” as defined in the SD Act, have no voting rights unless voting rights are approved in a prescribed manner.  There are also provisions prohibiting a public South Dakota corporation from engaging in a “business combination” with an “interested shareholder,” both as defined in the SD Act, for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner.  The SD Act also limits the voting rights of shares acquired in specified types of acquisitions and restricts specified types of business combinations.  The existence or issuance of "blank check" stock, the classified Board, the existence of our shareholder rights plan and the effect of the anti-takeover provisions of the SD Act, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control.  They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

Significant changes in the market price of our common stock could result in securities litigation claims against us.  Significant price and value fluctuations historically have occurred with respect to the publicly-traded securities of technology companies generally.  The price of our common stock has changed significantly in the past and is likely to continue to experience significant changes in the future.  In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly-traded securities.  We may be the target of similar securities litigation claims in the future.  Risks associated with litigation often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time.  Although we maintain directors’ and officers’ insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured.  Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and the liquidity of our common stock.

Our directors and executive officers have substantial influence over us and could limit the ability of our other shareholders to affect the outcome of key transactions, including changes of control. Dr. Aelred Kurtenbach serves as our Chairman of the Board. Mr. Reece Kurtenbach, Dr. Aelred Kurtenbach's son, serves as our Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 8.65 percent of our outstanding common stock as of June 03, 2014, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 03, 2014. In addition, our other executive officers and directors, in the aggregate, beneficially owned an additional 5.05 percent of our outstanding common stock as of June 03, 2014, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 03, 2014. These Kurtenbach family members and our other executive officers and directors and their affiliated entities, if acting together, are able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests differing from other shareholders and they may vote in a way with which other shareholders disagree, unfavorably affecting other shareholders’ interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may adversely affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control not necessarily in the best interests of all of our shareholders.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are located in areas we deem necessary to meet sales, service and operating requirements.  We consider all of the properties to be both suitable and adequate to meet our requirements for the foreseeable future.

We own various buildings used for manufacturing, sales and service space in Brookings, South Dakota, totaling approximately 773,000 square feet; a building in Redwood Falls, Minnesota, totaling approximately 120,000 square feet; and a building in Rupelmonde, Belgium, totaling approximately 40,000 square feet. We lease a facility in Sioux Falls, South Dakota, comprising approximately 145,000 square feet.  The lease contains an option to purchase the building from January 1, 2015 through December 31, 2016.  We lease approximately 90,500 square feet in a building in Shanghai, China for sales, service and manufacturing.

The remaining sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2019.  We believe all of our leases will be renewable at market terms, at our discretion as they become due or that suitable alternative space will be available to lease under similar terms and conditions.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 03, 2014, we had 1,217 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2014			Fiscal Year 2013
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
1st Quarter	$11.49	$9.63	$0.120	$8.39	$6.39	$0.115
2nd Quarter	12.35	10.45	0.090	9.91	7.36	—
3rd Quarter	15.80	11.73	0.090	11.73	8.03	0.615
4th Quarter	14.63	13.06	0.090	12.40	9.57	—

On May 22, 2014, our Board of Directors declared a quarterly dividend payment of $0.10 per share payable on June 13, 2014 to holders of record of our common stock on June 2, 2014.

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

Performance Graph

The following graph shows changes during the period from May 2, 2009 to April 26, 2014 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Items 7 and 8 of this Annual Report on Form 10-K.  The statement of operations data for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012 and the balance sheet data at April 26, 2014 and April 27, 2013 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report.  The statement of operations data for the fiscal years ended April 30, 2011 and May 1, 2010 and the balance sheet data at April 28, 2012, April 30, 2011 and May 1, 2010 are derived from audited financial statements that are not included in this Report.

	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$551,970	$518,322	$489,526	$441,676	$393,185
Gross profit	141,710	133,894	113,437	111,484	94,556
Gross profit margin	25.7%	25.8%	23.2%	25.2%	24.0%
Operating income (loss)	36,557	30,600	10,275	19,527	(6,730)
Operating margin	6.6%	5.9%	2.1%	4.4%	(1.7)%
Net income (loss)	22,206	22,779	8,489	14,244	(6,989)
Diluted earnings (loss) per share	0.51	0.53	0.20	0.34	(0.17)
Weighted average diluted shares outstanding	43,762	42,621	42,304	42,277	40,908
Balance Sheet Data:
Working capital	$140,532	$125,456	$119,833	$128,160	$118,625
Total assets	357,451	319,418	315,967	327,847	305,851
Total long-term liabilities	20,624	16,480	15,989	15,083	14,358
Total shareholders' equity	203,119	188,246	190,805	203,102	207,053
Cash dividends per share	0.39	0.73	0.62	0.60	0.10

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors affecting changes in our financial condition and results of operations.  This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Report.

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

Overall, our business growth is driven by the market demand for large format electronic displays with the depth and quality of our products, including related control systems, the depth of our service offerings and our technology, serving these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition.  Each business unit also has unique key growth drivers and challenges.

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

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

Schools and Theatres Business Unit: Over the long-term, we believe growth in the Schools and Theatres business unit will result from a number of factors, including:

•	Increased demand for video systems in high schools as school districts realize the revenue-generating potential of these displays versus traditional scoreboards.

•	Increased demand for different types of displays, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in athletic facilities, such as aquatic venues in schools.

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily by the federal government, along with the continuing acceptance of public private partnerships as an alternative funding source.

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

Business Combinations

During the first quarter of the fiscal year ended April 26, 2014, we completed the acquisition of OPEN Out-of Home Solutions ("OPEN"), a Belgian company, for an undisclosed amount. OPEN is a European manufacturer of cabinets and street furniture for the third-party advertising market. Revenue and expenses from this acquisition are reflected in the International business unit segment.

For further discussion related to this acquisition, See Note 4 of our Notes to the Consolidated Financial Statements included in this Report.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of April 26, 2014 and April 27, 2013, we had an allowance for doubtful accounts balance of approximately $2.5 million and $2.7 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of April 26, 2014 and April 27, 2013, we had approximately $27.3 million and $25.1 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold.  In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare them to the deferred revenue.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 26, 2014 and April 27, 2013, we had $13.8 million and $13.0 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

Inventory.  Inventories are stated at the lower of cost or market.  Market refers to the current replacement cost, except market may not exceed the net realizable value (that is, the estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal), and market is not less than the net realizable value reduced by an allowance for normal profit margins.  In valuing inventory, we estimate market value where it is believed to be the lower of cost or market, and any necessary changes are charged to costs of goods sold in the period in which they occur.  In determining market value, we review various factors such as current inventory levels, forecasted demand and technological obsolescence.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate the estimated market value of inventory.  However, if market conditions change, including changes in technology, product components used in our products or expected sales, we may be exposed to unforeseen losses which could be material.

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax expense, as well as assessing temporary differences in the treatment of items for tax and financial reporting purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood our deferred tax assets will be recovered from future taxable income in each jurisdiction, and to the extent we believe recovery is not likely, a valuation allowance must be established.  We review deferred tax assets, including net operating losses, and to the extent we believe the asset may not be realized, we recognize a valuation allowance.  If our estimates of future taxable income are not met in future periods, a valuation allowance for some of the remaining deferred tax assets may be required.  We believe we will generate taxable income in future years which will allow for realization of deferred tax assets.  Realization of the deferred tax assets would require approximately $34 million of taxable income, which we believe is achievable through future earnings.

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

ASC 740 requires disclosure of the gross amount of temporary differences for which no deferred tax liability has been recognized related to our investment in foreign subsidiaries when the earnings of the foreign subsidiaries are indefinitely reinvested. The amount of cash and short-term investments held by foreign subsidiaries that would not be available to fund domestic operations unless the funds are repatriated is $2.7 million. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the foreseeable future but we have not recognized income, we will accrue as an expense in the current period income taxes attributable to that remittance. Currently we have not recorded a deferred tax liability related to these investments as we do not intend to repatriate these funds.

Some of the countries in which we are located allow tax holidays or provide other tax incentives to attract and retain business.  We have obtained holidays or other incentives where available and practicable.  Our taxes could increase if certain tax holidays or incentives were retracted for past periods (which in some cases could occur if we do not satisfy the conditions on which such holidays or incentives are based), they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased.  Our tax holiday with respect to our Chinese operations expired as of December 31, 2011 and, after fiscal 2012, we were not benefiting from any tax incentives in foreign jurisdictions which would have a material impact on our effective tax rate. In addition, any acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

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

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets.  Impairment reviews are conducted when we believe a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may be indicators to trigger an impairment review.  Our initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines, future volume, revenue and expense growth rates, and discount rates.

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

RESULTS OF OPERATIONS

Net Sales

	Year Ended
	April 26, 2014		April 27, 2013		April 28, 2012
(in thousands)	Amount	Percent Change	Amount	Percent Change	Amount
Net Sales:
Commercial	$154,754	7.0%	$144,596	(2.7)%	$148,585
Live Events	197,246	24.4	158,562	(1.5)	160,933
Schools & Theatres	59,531	(10.0)	66,128	10.8	59,662
Transportation	54,861	(25.1)	73,270	51.7	48,284
International	85,578	13.0	75,766	5.1	72,062
	$551,970	6.5%	$518,322	5.9%	$489,526
Orders:
Commercial	$155,840	2.5%	$152,028	(0.8)%	$153,268
Live Events	225,331	39.4	161,602	2.5	157,695
Schools & Theatres	59,812	(7.7)	64,796	10.7	58,534
Transportation	49,057	(33.2)	73,426	33.4	55,060
International	87,094	8.7	80,158	44.7	55,396
	$577,134	8.5%	$532,010	10.8%	$479,953

Fiscal Year 2014 as compared to Fiscal Year 2013
Commercial: The increase in net sales for fiscal 2014 compared to fiscal 2013 was the net result of:

•	An increase of $6.0 million in sales of large custom video contracts. The level of large custom contract orders and sales in this niche is subject to volatility.

•	An increase of $4.7 million in sales in our reseller niche resulting from increased contract orders in the shopping centers and malls; and civic and nonprofit niches.

•	Relatively flat sales in our billboard niche.

A number of custom video project opportunities are available in the marketplace; however, due to a number of factors, such as the discretionary nature of customers committing to a system, it is difficult to precisely predict orders and sales for fiscal 2015 in the Commercial business unit. However, we believe sales for fiscal 2015 will be slightly higher due to increases in the shipment of digital billboard orders and increases in large video projects as compared to fiscal 2014. We expect growth in this business unit over the long-term, assuming the economy continues to improve.

Live Events:  The increase in net sales for fiscal 2014 compared to fiscal 2013 was the net result of:

•
An increase of $40.0 million in sales in our large sports venue segment, resulting from $26.5 million in sales to National Football League ("NFL") stadiums, $18.4 million in sales to multi-sport arenas, and $4.3 million in sales to Major League Baseball ("MLB") stadiums. This was offset by decrease in sales to minor league stadiums, National Hockey League ("NHL") stadiums, and other various niches.

•	A $1.3 million decrease in sales to mobile and modular customers due to reduced demand from these customers.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display system, which offers continued growth opportunity for this market in fiscal 2015. A number of factors, such as the discretionary nature of customers committing to upgrade systems, versus the non-discretionary purchases associated with new construction, the current aggressive competitive environment and various other factors, make forecasting fiscal 2015 orders and net sales difficult. However, we expect sales to be similar to fiscal 2014. We expect growth in this business unit over the long-term, assuming the economy continues to improve and we are successful at counteracting competitive pressures.

Schools and Theatres:  The decrease in net sales for fiscal 2014 compared to fiscal 2013 was the result of:

•
Lower volume of sales from large video systems as a result of a decrease in the size and corresponding selling price of the video displays ordered during fiscal 2014. The opportunities to book large video system orders vary from year to year and it is hard to predict. A number of factors, such as the discretionary nature of customers committing to upgrade products, impact order volumes.

•	The timing of purchase decisions that are impacted by economic factors.

We continue to see opportunities to sell larger video systems in fiscal 2015, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems.  For the long term, we believe this business unit presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation:  The decrease in net sales for fiscal 2014 compared to fiscal 2013 was the result of:

•	Recognized sales in the amount of $30.5 million during fiscal 2013 for two significant projects with no sales from recurring projects of a similar size recognized during fiscal 2014.

•	A slight increase in sales related to traditional transportation business in fiscal 2014.

For fiscal 2015, we believe the transportation market sales will be generally flat. A number of factors, such as transportation funding, a current aggressive competitive environment and various other factors, make forecasting orders and net sales difficult. However, highways and public transit show growth in capital improvement projects that include dynamic message signs. The Obama administration has recently proposed a four-year plan that would spend $302 billion on highways and transit. Without this continuation and potential increase in funding, payments to states could be reduced and have a negative impact on our sales and financial results in the Transportation business unit.

International:  The increase in net sales for the fiscal 2014 compared to fiscal 2013 was the net result of a higher beginning backlog for fiscal 2014 compared to fiscal 2013 and an increase of orders booked during fiscal 2014 converting into sales and progress on large projects. We have been successful in sports application systems and commercial applications internationally.

We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the International business unit results and contributed $4.2 million of net sales during fiscal 2014.

For fiscal 2015, we believe the International business unit has potential for sales growth as we penetrate markets with our established sales networks and the pipeline of projects increases. In addition, the third-party advertising business continues to be strong worldwide, and we see a definite shift to digital as prices for displays have come down. We continue to see an increase in our pipeline for large video projects in sports and commercial applications and an increase in the projects using architectural lighting solutions. As with our other business units, large video system projects cause difficulty in projecting fiscal 2015 results.

Fiscal Year 2013 as compared to Fiscal Year 2012
Commercial: The decrease in net sales for fiscal 2013 compared to fiscal 2012 was the net result of:

•	A decrease of $3.5 million in sales for large video display projects due to delayed orders for custom video projects.

•	A decrease of $3.7 million in sales to outdoor advertising companies due to lower demand from our billboard customers.

•
An increase of $2.2 million in sales of on premise advertising displays, which was primarily due to an increase in orders for a national account customer replacement program, as previously disclosed, and an improved economy.

•	An increase of $1.0 million of service related sales.

Live Events:  The decrease in net sales for fiscal 2013 compared to fiscal 2012 was the net result of:

•	A $2.4 million decrease in sales to mobile and modular customers due to reduced demand from these customers.

•
General volatility of this business unit because of the nature of the business in large custom display systems. During fiscal 2013, sales increased for multi-purpose live event arena venues and NFL stadiums which were offset by a decrease in sales to MLB stadiums and NHL and National Basketball Association arenas.

Schools and Theatres:  The increase in net sales for fiscal 2013 compared to fiscal 2012 was the result of:

•	Schools demonstrating more willingness in fiscal 2013 than in fiscal 2012 to move forward with projects including smaller video systems, scoring and timing equipment and message centers.

•	An increased demand in video projects for high schools.

Transportation:  The increase in net sales for fiscal 2013 compared to fiscal 2012 was the result of:

•	Sales recorded from a large procurement contract in fiscal 2013 compared to fiscal 2012.

•
Sales recorded in relation to a $21 million order for video displays at the LAX Bradley International Terminal in Los Angeles during fiscal 2013. This type of order in the transportation market is unusual and infrequent in nature.

International:  The increase in net sales for fiscal 2013 compared to fiscal 2012 was the net result of general volatility in this business unit because of the nature of the business in large custom display systems and timing differences in the production and installation schedule of orders booked.

Advertising Revenues

We occasionally sell products in exchange for the advertising revenues generated from the use of our display products.  These sales represented less than one percent of net sales for fiscal 2014, 2013, and 2012.  The gross profit percent on these transactions has typically been higher than the gross profit percent on other transactions of similar size, although the selling expenses associated with these transactions are typically higher.

Backlog

The product order backlog as of April 26, 2014 was $172 million as compared to $141 million as of April 27, 2013.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders. The backlog decreased from one year ago in our Transportation business unit and increased in our other business units.

Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales that are evidenced by an arrangement with fixed and determinable prices and with collectability reasonably assured. Backlog may not be indicative of future operating results, and arrangements in our backlog may be canceled, modified or otherwise altered; therefore, it is not necessarily indicative of future sales or net income.

Gross Profit

	Year Ended
	April 26, 2014		April 27, 2013		April 28, 2012
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$44,974	29.1%	$38,123	26.4%	$38,123	25.7%
Live Events	43,019	21.8	31,718	20.0	26,477	16.5
Schools & Theatres	16,202	27.2	18,601	28.1	15,532	26.0
Transportation	16,126	29.4	24,552	33.5	14,445	29.9
International	21,389	25.0	20,900	27.6	18,860	26.2
	$141,710	25.7%	$133,894	25.8%	$113,437	23.2%

Fiscal Year 2014 as compared to Fiscal Year 2013
The gross profit percentage remained flat for fiscal 2014 compared to fiscal 2013.

It is difficult to project gross profit levels for fiscal 2015 because of the uncertainty regarding the level of sales, uncertainty regarding the sales mix and timing, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability which include quality initiatives in our supply chain and manufacturing processes. We are focused on product reliability in designs to improve warranty costs as a percent of net sales. We continue to focus on improved process flow in our services organization to improve gross profit margin.

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2014 compared to fiscal 2013 was the result of overall gross margin improvement on product sales mix and manufacturing utilization, which were offset by increased warranty costs.

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2014 compared to fiscal 2013 was the result of improved manufacturing utilization from increased sales, offset by slightly higher warranty costs. Large live events video projects are competitively bid and generally result in lower overall margins from a sales mix perspective.

Schools and Theatres:  The gross profit percent decrease in the Schools and Theatres business unit for fiscal 2014 compared to fiscal 2013 primarily was the result of lower volume of sales from video projects and increased warranty and manufacturing costs.

Transportation: The gross profit percent decrease in the Transportation business unit for fiscal 2014 compared to fiscal 2013 was primarily the result of a lower volume of large custom projects and increased manufacturing costs, which were partially offset by lower warranty costs.

International:  The gross profit percent decrease in the International business unit for fiscal 2014 compared to fiscal 2013 was the net result of a decrease in the gross margin on product sales and an increase in manufacturing costs related to our new manufacturing plant in Belgium for third-party advertising displays, which were partially offset by lower warranty costs.

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

Commercial:  The gross profit percent increase for fiscal 2013 compared to fiscal 2012 was primarily the result of sales mix and improved manufacturing utilization, which were offset by unexpected warranty costs due to a supplier component failure.

Live Events:  The gross profit percent increase for fiscal 2013 compared to fiscal 2012 was the result of lowered manufacturing infrastructure costs primarily due to the overall higher sales volumes. Large live events video projects are competitively bid and generally result in lower overall margins from a sales mix perspective.

Schools and Theatres:  The gross profit percent increase for fiscal 2013 compared to fiscal 2012 primarily was the result of sales mix and improved manufacturing utilization from the overall higher sales volumes and cost reduction initiatives.

Transportation: The gross profit percent increase for fiscal 2013 compared to fiscal 2012 was primarily the result of improved manufacturing utilization from the overall higher sales volumes and cost reduction initiatives and improved sales mix offset by unexpected warranty costs due to a supplier component failure.

International:  The gross profit percent increase for fiscal 2013 compared to fiscal 2012 was the net result of an increase in the gross margin on product sales, which increased the overall gross profit by approximately six percentage points, offset by an increase in warranty costs and an increase in services infrastructure costs.

Selling Expenses

	Year Ended
	April 26, 2014			April 27, 2013			April 28, 2012
(in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$14,662	9.5%	5.6%	$13,882	9.6%	(1.6)%	$14,112	9.5%
Live Events	12,515	6.3	(1.0)	12,647	8.0	(1.9)	12,898	8.0
Schools & Theatres	10,727	18.0	2.6	10,451	15.8	(3.4)	10,816	18.1
Transportation	3,316	6.0	2.9	3,222	4.4	(6.2)	3,436	7.1
International	12,574	14.7	0.1	12,557	16.6	14.5	10,971	15.2
	$53,794	9.7%	2.0%	$52,759	10.2%	1.0%	$52,233	10.7%

Fiscal Year 2014 as compared to Fiscal Year 2013
Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies. The increase in selling expenses for fiscal 2014 compared to fiscal 2013 was the net result of the following factors:

•	A $1.3 million increase in personnel costs, including taxes and benefits.

•	A $0.7 million decrease in bad debt expense for potentially uncollectable accounts receivable primarily from sales derived from our International business unit not recurring in fiscal 2014.

•	A $0.6 million increase in travel and entertainment for sales activities.

We expect selling expenses will increase slightly in dollars in fiscal 2015 as compared to fiscal 2014 but remain flat as a percentage of net sales.

Commercial:  The increase in selling expenses for fiscal 2014 compared to fiscal 2013 was the result of $0.8 million increases in travel and entertainment, third-party commission expenses, and various changes in other selling expenses.

Live Events:  The decrease in selling expenses for fiscal 2014 compared to fiscal 2013 was the result of reductions in depreciation and various changes in other selling expenses from normal business changes and cost containment initiatives.

Schools & Theatres:   The increase in selling expenses for fiscal 2014 compared to fiscal 2013 was the result of an increase of $0.3 million in travel and entertainment and marketing, conventions, and advertising expenses.

Transportation:  The increase in selling expenses for fiscal 2014 compared to the same period in fiscal 2013 was the result of an increase in travel and entertainment expense and various changes in other selling expenses.

International:  Selling expenses were flat for fiscal 2014 compared to fiscal 2013, although there were increases in payroll costs, net of taxes and benefits, primarily due to the acquisition in fiscal 2014, these costs were offset by decreases in bad debt expense and various other selling expenses.

Fiscal Year 2013 as compared to Fiscal Year 2012
Commercial:  The decrease in selling expense for fiscal 2013 compared to fiscal 2012 was due to a $0.3 million decrease in travel and entertainment expenses and various changes in other selling expenses as a result of our initiatives to contain costs.

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

Transportation:  Selling expenses for fiscal 2013 compared to fiscal 2012 decreased as a result of cost containment efforts offsetting increases in other variable expenses.

International:  The increase in selling expenses for fiscal 2013 compared to fiscal 2012 was the net result of:

•	An increase of $1.2 million in bad debt expense for potentially uncollectable accounts receivable due to the continued softness of the worldwide economy.

•	A $0.7 million increase in third-party commissions on significant contracts. Third-party sales agents are contracted from time-to-time to penetrate geographic locations where we have limited presence.

•	A net decrease of $0.2 million in various other selling expenses.

Other Operating Expenses

	Year Ended
	April 26, 2014			April 27, 2013			April 28, 2012
(in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$27,984	5.1%	2.1%	$27,404	5.3%	(0.1)%	$27,422	5.6%
Product design and development	$23,375	4.2%	1.1%	$23,131	4.5%	(1.6)%	$23,507	4.8%

Fiscal Year 2014 as compared to Fiscal Year 2013
General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. The increase in general and administrative expense in fiscal 2014 as compared to fiscal 2013 was the result of an increase of $0.8 million in professional fees, travel and entertainment, IT maintenance, advertising, and other expense, which was offset by decreases in various other general and administrative expenses.

We expect general and administrative expenses to increase slightly in dollars for fiscal 2015 as compared to fiscal 2014 but remain flat as a percentage of net sales.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities and equipment-related costs and supplies. Product design and development expenses in fiscal 2014 as compared to fiscal 2013 were flat.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and included in cost of goods sold.

We expect product design and development expenses will increase slightly in dollars in fiscal 2015 as compared to fiscal 2014 but remain flat as a percentage of sales.

Fiscal Year 2013 as compared to Fiscal Year 2012
General and administrative expenses in fiscal 2013 as compared to fiscal 2012 remained relatively flat due to our continued focus on controlling spending as a part of our strategic goals to improve operating income. During fiscal 2013, increases in salaries and other employee-related costs of $0.5 million were offset by decreases of $0.3 million in professional fees and $0.2 million of other costs.

The decline in product design and development expenses in fiscal 2013 as compared to fiscal 2012 was the net result of an increase in personnel costs, including taxes and benefits, of $0.5 million, a decrease in material costs related to product development of $1.0 million as a result of the timing of projects for prototyping new products and the stage of product development, and an increase of $0.1 million in various other expenses.

Other Income and Expenses

	Year Ended
	April 26, 2014			April 27, 2013			April 28, 2012
(in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$1,039	0.2%	(11.0)%	$1,168	0.2%	(17.3)%	$1,412	0.3%
Other (expense) income, net	$(355)	(0.1)%	(57.7)%	$(839)	(0.2)%	662.7%	$(110)	—%

Fiscal Year 2014 as compared to Fiscal Year 2013
Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, under lease arrangements, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.  Interest income declined slightly for fiscal 2014 as compared to fiscal 2013 due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect our cash balances will be increasing during fiscal 2015; however, we are unable to project how that will compare to fiscal 2014.

Other (expense) income, net: The decrease of $0.5 million in other expenses for fiscal 2014 as compared to fiscal 2013 was due to the recognition in fiscal 2013 of a $0.5 million settlement of a dispute relating to a past acquisition; no similar transaction was recorded in fiscal 2014

Fiscal Year 2013 as compared to Fiscal Year 2012
Interest income, net:  Interest income declined slightly for fiscal 2013 as compared to fiscal 2012 due to a reduction in long-term receivable balances. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net: The decrease of $0.7 million in other expenses for fiscal 2013 as compared to fiscal 2012 was due to the settlement in fiscal 2013 of the dispute described above and approximately $0.1 million of higher currency losses on U.S. dollar advances to foreign subsidiaries in fiscal 2013 compared to fiscal 2012.

Income Taxes

Fiscal Year 2014 as compared to Fiscal Year 2013
The effective tax rate was approximately 40.4 percent for fiscal 2014 as compared to 26.4 percent for fiscal 2013. To understand the overall effective tax rate for each year, it is important to recognize the effect of specific items as they compare to the level of income before taxes in each year. Income tax expense increased to $15.0 million in fiscal 2014 as compared to $8.2 million in fiscal 2013. The increase was attributable primarily to the increase in income before income taxes and the recording of a $2.3 million valuation allowance against our deferred tax asset for our equity in investments. In comparing fiscal 2014 to fiscal 2013, the changes in the effective tax rate were primarily due to the net impact of the following items:

•
The federal research and development tax credit decreased the effective tax rate by approximately 2.0 percent in fiscal 2014 as compared to 5.8 percent in fiscal year 2013. However, the effect of the tax credit on the tax rate in fiscal 2014 was limited as the credit pertained to only a portion of the year. The credit made a lesser impact on the effective tax rate because income before taxes was higher with a lower tax credit in fiscal 2014 than in fiscal 2013.

•
A decrease in the effective tax rate of approximately 2.7 percentage points due to the Domestic Production Activities Deduction compared to 3.2 percentage points in fiscal 2013 as a result of a higher actual book income and a more precise calculation.

•	A decrease in the effective tax rate of approximately 0.9 percentage points as a result of the dividends paid into our 401(k) plan compared to 2.0 percentage points in fiscal 2013.

•	A decrease in the effective tax rate of approximately 1.1 percentage points in fiscal 2013 due to an international tax change which did not occur in fiscal 2014.

•	An increase in the effective tax rate of 6.2 percentage points due to a recorded valuation allowance against our equity in investments which did not occur in fiscal 2013.

•	Various other items which have a greater impact on the effective rate due to higher income before taxes but are not material to the results.

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

Fiscal Year 2013 as compared to Fiscal Year 2012
The effective tax rate was approximately 26.4 percent for fiscal 2013 as compared to 26.7 percent in fiscal 2012. Income tax expense increased to $8.2 million in fiscal 2013 as compared to $3.1 million in fiscal 2012. The increase was attributable primarily to the increase in income before income taxes. In comparing fiscal 2013 to fiscal 2012, the changes in the effective tax rate were primarily due to the net impact of the following items:

•
The reinstatement of the federal research and development tax credit which decreased the effective rate by approximately 5.8 percent in fiscal 2013 as compared to 8.7 percent in fiscal year 2012. However, the effect of the tax credit on the tax rate in fiscal 2012 was limited as the credit pertained to only a portion of the year, but that amount made a greater impact on the effective tax rate because income before taxes were lower in fiscal 2012 than in fiscal 2013.

•
An increase in the annual estimated effective tax rate of approximately 2.5 percentage points in fiscal 2013 compared to 10.5 percentage points in fiscal 2012 as a result of the impact of non-deductible meals and entertainment costs and stock compensation expense on a higher projected income compared to similar level expenses on a lower projected income in fiscal 2012.

•	A decrease in the effective tax rate of approximately 1.1 percentage points in fiscal 2013 due to an international tax change which did not occur in fiscal 2012.

•	An increase in the effective tax rate related to a reversal of valuation allowances in fiscal 2012, as it related to some foreign jurisdictions which did not occur in fiscal 2013.

•	Various other items which have a greater impact on the effective rate due to lower income before taxes but which are not material to our financial results.

Fiscal Year 2014 Fourth Quarter Summary

During the fourth quarter of fiscal 2014, net sales increased approximately nine percent to $136.2 million as compared to $124.5 million in the fourth quarter of fiscal 2013.  Net sales increased in the Commercial, Live Events, and International business units and decreased in the Schools and Theatres and Transportation business units. Commercial business unit net sales increased due to increases in the net sales for billboard, reseller, and national account niches, offset by a decrease in sales realization on large video projects. Live Events business unit net sales increased due an increase in orders related to video displays for NFL stadiums.

Gross margin percentage increased to approximately 25 percent in the fourth quarter of fiscal 2014 from approximately 23 percent in the fourth quarter of fiscal 2013.  The increase in gross profit percentage was the net result of lower warranty costs and improved manufacturing utilization.

Selling expenses increased to $13.7 million from $13.2 million in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.  The increase was the result of a $0.7 million increase in payroll costs, including taxes and benefits, travel and entertainment expenses, and commissions and consultants. This increase was offset by a decrease of $0.2 million in bad debt and marketing, conventions, and advertising expenses. We use third parties to expand market opportunities, and these types of expenses occur only if the third party is successful in procuring sales.

General and administrative costs declined by approximately one percent in the fourth quarter of fiscal 2014 to $7.2 million as compared to $7.3 million in the fourth quarter of fiscal 2013.   The decrease was the net result of a decrease of approximately $0.2 million in payroll costs, including taxes and benefits, and information technology, including software and hardware expenses, and an increase of $0.1 million in travel and entertainment and other expenses.

Product development costs increased by approximately seven percent in the fourth quarter of fiscal 2014 to $6.0 million as compared to $5.7 million in the fourth quarter of fiscal 2013.  The increase was the result of an increase of $0.3 million in engineering costs and small changes in non-engineering costs, materials to produce prototypes or test materials, and legal fees related to patent work.

The effective tax rate was 74.3 percent in the fourth quarter of fiscal 2014 compared to an effective tax benefit of 22.9 percent in the fourth quarter of fiscal 2013.  The increase was primarily related to a one-time $2.3 valuation allowance against our equity in investments booked in the fourth quarter of fiscal 2014, which did not occur during the fourth quarter of fiscal 2013. The effective tax benefit for the fourth quarter of fiscal 2013 was the result of an increase in the domestic production activities deduction estimate and other one-time adjustments in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	April 26, 2014	April 27, 2013	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$36,199	$50,749	(28.7)%
Investing activities	(16,358)	(8,531)	91.7
Financing activities	(15,321)	(31,002)	(50.6)
Effect of exchange rate changes on cash	(94)	(11)	754.5
Net increase in cash and cash equivalents	$4,426	$11,205	60.5%

Cash flows from operating activities:  The decrease in cash from operating activities for fiscal 2014 as compared to fiscal 2013 was the net result of a decrease in changes in net operating assets and liabilities of $17.9 million plus an increase of $5.9 million in our deferred income taxes, adjusted by an $1.1 million decrease in depreciation and amortization and a $0.6 million decrease in net income.

The most significant drivers of cash generated from operating activities in fiscal 2014 were the net result of the following:

•	Net income of $22.2 million.

•	Depreciation, amortization, share-based compensation, and other various non-cash activities of $18.9 million.

•
Cash generated of $37.3 million because of changes in balances of $30.7 million from construction-type contracts due to the timing of billing and production schedules; $5.4 million of customer deposits; $0.7 million of net collections of long-term receivables during this period; and $0.5 million of various other operating account changes.

•
Cash consumed of $53.6 million because of a $21.6 million increase in accounts receivable due to an increase in sales; a $19.4 million increase in inventory for future deliveries; a $9.9 million increase in income taxes; a $0.9 million decrease in accounts payable; a $0.8 million decrease in warranty obligations; and $1.0 million decrease in various other operating account changes.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large projects, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build installation schedules. Balances are also impacted by the seasonality of the sports business.

Cash flows from investing activities:  The increase in cash used in investing activities for fiscal 2014 as compared to fiscal 2013 was the net result of the following:

•
An increase in purchases of property and equipment of $3.8 million. During fiscal 2014, we invested $5.4 million in manufacturing equipment, $3.4 million in product demonstration equipment, $3.1 million in information systems infrastructure, including software, and $1.6 million in other assets. Capital expenditures are expected to be $25 million for all of fiscal 2015.

•	$1.5 million used for acquisitions during fiscal 2014.

•	An increase in the net cash invested in marketable securities, net of sales and maturities of $2.5 million.

Cash flows from financing activities:  The decrease in cash used in financing activities for fiscal 2014 as compared to fiscal 2013 was the result of a $14.2 million decrease in dividends paid to shareholders. Dividends of $16.7 million, or $0.39 per share, were paid during fiscal 2014 compared to $30.9 million, or $0.73 per share, in the prior year. During fiscal 2014, we paid $3.7 million related to debt assumed in our recent acquisition, which was offset by $3.6 million increase in proceeds from stock options exercised, which was partially offset by a non-recurring payment in fiscal 2013 to pay off notes payable of $1.5 million.

Other Liquidity and Capital Resources Discussion: Included in receivables and costs in excess of billings as of April 26, 2014 was approximately $7.6 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $140.5 million at April 26, 2014 and $125.5 million at April 27, 2013.  The increase in working capital was primarily the result of higher sales and increases in cash, accounts receivable, and inventories, and decreases in accrued expenses and deferred revenue, which were partially offset by decreases in costs and estimated earnings in excess of billings and increases among customer deposits, accounts payable, warranty obligations, and billings in excess of cost and estimated earnings. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at April 26, 2014.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of April 26, 2014, there were no advances to us under the line of credit and the balance of letters of credit, outstanding was approximately $6.7 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended in November 15, 2013 and becomes due on November 15, 2016. The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured. It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement described above. The total credit allowed between the two credit agreements is limited to $40.0 million.  As of April 26, 2014, there were no advances outstanding and approximately $4.6 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of April 26, 2014 and April 27, 2013.  The minimum fixed charge coverage ratio as of April 26, 2014 was 56-to-1, and the ratio of interest-bearing debt to EBITDA as of April 26, 2014 was 0.06-to-1.

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

On February 27, 2014, the Board declared a quarterly dividend payment of $0.09 per share on our common stock for the third quarter ended on January 25, 2014, which was paid on March 21, 2014.

On May 22, 2014, our Board of Directors declared a semi-annual dividend of $0.10 per share on our common stock for the fiscal year ended April 26, 2014, payable on June 13, 2014 to shareholders of record of our common stock on June 2, 2014.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At April 26, 2014, we had $16.0 million of bonded work outstanding against this line.

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

Guarantees include transactions in connection with the sale of equipment to various customers.  Under these transactions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1.1 million and $1.3 million as of April 26, 2014 and April 27, 2013, respectively. In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that must be recognized, in connection with these arrangements.

As of April 26, 2014, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term obligations and accrued interest	$2,995	$728	$1,170	$1,097	$—
Operating leases	5,865	2,658	2,999	208	—
Unconditional purchase obligations	1,898	917	931	50	—
Conditional purchase obligations	900	200	400	300	—
Unrecognized tax benefits(1)	494	—	—	—	—
Total	$12,152	$4,503	$5,500	$1,655	$—
Other commercial commitments:
Standby letters of credit	$9,944	$4,855	$3,639	$1,450	$—
Lines of credit interest	$35	$35	$—	$—	$—
Surety bonds	$16,048	$14,662	$1,386	$—	$—
Guarantees	$1,100	$—	$1,100	$—	$—

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 26, 2014, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the fiscal year 2014, net sales originating outside the United States were 18 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, and Belgium. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.6 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $5.3 million, and all contracts mature within fourteen months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 15 of the Notes to our Consolidated Financial Statements included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of April 26, 2014, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 26, 2014, our outstanding long-term receivables were $13.1 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $48 thousand.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2015	2016	2017	2018	2019	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$5,311	$3,149	$1,862	$1,371	$760	$659
Average interest rate	7.6%	7.8%	8.5%	8.4%	8.2%	8.9%
Liabilities:
Long- and short-term debt:
Variable-rate	$616	$749	$484	$506	$529	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$379	$184	$38	$35	$27	$—
Average interest rate	8.8%	8.8%	8.5%	8.8%	9.0%	—%

Of our $45.1 million in cash balances at April 26, 2014, $37.7 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 26, 2014 and April 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries at April 26, 2014 and April 27, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 26, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daktronics Inc.’s internal control over financial reporting as of April 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 12, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 12, 2014

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	April 26, 2014	April 27, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,054	$40,628
Restricted cash	514	48
Marketable securities	25,398	24,052
Accounts receivable, net	82,500	63,227
Inventories, net	62,228	49,045
Costs and estimated earnings in excess of billings	33,400	39,355
Current maturities of long-term receivables	5,235	4,807
Prepaid expenses and other assets	6,758	6,185
Deferred income taxes	10,694	12,755
Income tax receivables	2,459	46
Total current assets	274,240	240,148

Property and equipment, net	65,270	61,625
Long-term receivables, less current maturities	7,877	11,325
Goodwill	4,558	3,306
Intangibles, net	2,680	1,181
Advertising rights, net and other assets	826	772
Deferred income taxes	2,000	1,061
TOTAL ASSETS	$357,451	$319,418

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,913	$38,651
Accrued expenses	23,462	24,331
Warranty obligations	14,476	13,933
Billings in excess of costs and estimated earnings	22,483	14,245
Customer deposits (billed or collected)	17,654	12,375
Deferred revenue (billed or collected)	7,722	9,112
Current portion of other long-term obligations	809	356
Income taxes payable	1,162	1,689
Deferred income taxes	27	—
Total current liabilities	133,708	114,692

Long-term warranty obligations	12,774	11,213
Long-term deferred revenue (billed or collected)	4,978	4,424
Other long-term obligations, less current maturities	2,871	843
Deferred income taxes	1	—
Total long-term liabilities	20,624	16,480

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 43,166,731 and 42,393,456 shares issued at April 26, 2014 and April 27, 2013, respectively	43,935	37,429
Additional paid-in capital	29,923	27,194
Retained earnings	129,266	123,750
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive income (loss)	4	(118)
TOTAL SHAREHOLDERS' EQUITY	203,119	188,246
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357,451	$319,418

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Net sales	$551,970	$518,322	$489,526
Cost of goods sold	410,260	384,428	376,089
Gross profit	141,710	133,894	113,437

Operating expenses:
Selling expense	53,794	52,759	52,233
General and administrative	27,984	27,404	27,422
Product design and development	23,375	23,131	23,507
	105,153	103,294	103,162
Operating income	36,557	30,600	10,275

Nonoperating income (expense):
Interest income	1,294	1,523	1,747
Interest expense	(255)	(355)	(335)
Other (expense) income, net	(355)	(839)	(110)

Income before income taxes	37,241	30,929	11,577
Income tax expense	15,035	8,150	3,088
Net income	$22,206	$22,779	$8,489

Weighted average shares outstanding:
Basic	42,886	42,280	41,869
Diluted	43,762	42,621	42,304

Earnings per share:
Basic	$0.52	$0.54	$0.20
Diluted	$0.51	$0.53	$0.20

Cash dividend declared per share	$0.39	$0.73	$0.62

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012

Net income	$22,206	$22,779	$8,489

Other comprehensive income (loss):
Cumulative translation adjustments	147	(102)	(20)
Unrealized (loss) gain on available-for-sale securities, net of tax	(25)	(49)	52
Total other comprehensive income (loss), net of tax	122	(151)	32
Comprehensive income	$22,328	$22,628	$8,521

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of April 30, 2011:	$32,670	$21,149	$149,291	$(9)	$1	$203,102
Net income	—	—	8,489	—	—	8,489
Other comprehensive income	—	—	—	—	32	32
Net tax benefit (deduction) related to share-based compensation	—	(2)	—	—	—	(2)
Share-based compensation	—	3,262	—	—	—	3,262
Exercise of stock options	547	(89)	—	—	—	458
Employee savings plan activity	1,414	—	—	—	—	1,414
Dividends paid	—	—	(25,950)	—	—	(25,950)
Balance as of April 28, 2012:	34,631	24,320	131,830	(9)	33	190,805
Net income	—	—	22,779	—	—	22,779
Other comprehensive income	—	—	—	—	(151)	(151)
Net tax benefit (deduction) related to share-based compensation	—	—	—	—	—	—
Share-based compensation	—	3,037	—	—	—	3,037
Exercise of stock options	1,316	(163)	—	—	—	1,153
Employee savings plan activity	1,482	—	—	—	—	1,482
Dividends paid	—	—	(30,859)	—	—	(30,859)
Balance as of April 27, 2013:	37,429	27,194	123,750	(9)	(118)	188,246
Net income	—	—	22,206	—	—	22,206
Other comprehensive income	—	—	—	—	122	122
Net tax benefit (deduction) related to share-based compensation	—	119	—	—	—	119
Share-based compensation	—	2,897	—	—	—	2,897
Exercise of stock options	4,954	(287)	—	—	—	4,667
Employee savings plan activity	1,552	—	—	—	—	1,552
Dividends paid	—	—	(16,690)	—	—	(16,690)
Balance as of April 26, 2014:	$43,935	$29,923	$129,266	$(9)	$4	$203,119

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,206	$22,779	$8,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,137	15,379	17,273
Amortization	364	228	245
Amortization of premium/discount on marketable securities	221	190	183
(Gain) Loss on sale of property and equipment	(72)	42	(16)
Share-based compensation	2,897	3,037	3,262
Excess tax benefits from share-based compensation	(119)	—	(48)
Provision for doubtful accounts	(190)	331	(150)
Deferred income taxes, net	1,543	(4,340)	(68)
Change in operating assets and liabilities	(4,788)	13,103	(9,132)
Net cash provided by operating activities	36,199	50,749	20,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,519)	(9,674)	(16,524)
Proceeds from sales of property and equipment	238	198	231
Purchases of marketable securities	(15,550)	(16,506)	(18,870)
Proceeds from sales or maturities of marketable securities	13,953	17,451	16,410
Acquisition, net of cash acquired	(1,480)	—	—
Net cash used in investing activities	(16,358)	(8,531)	(18,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	—	782
Payments on notes payable	—	(1,459)	(1,711)
Proceeds from exercise of stock options	4,954	1,316	547
Excess tax benefits from share-based compensation	119	—	48
Principal payments on long-term obligations	(3,704)	—	—
Dividends paid	(16,690)	(30,859)	(25,950)
Net cash used in financing activities	(15,321)	(31,002)	(26,284)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(94)	(11)	114
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,426	11,205	(24,885)

CASH AND CASH EQUIVALENTS:
Beginning of period	40,628	29,423	54,308
End of period	$45,054	$40,628	$29,423

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

Fiscal year: We operate on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  The fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012 each consisted of 52 weeks.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year.  Fiscal 2015 will be a 53-week year.

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries – Daktronics France SARL; Daktronics Shanghai, Ltd.; Daktronics GmbH; Daktronics UK, Ltd.; Daktronics HK Limited; Daktronics International Limited; Daktronics Canada, Inc.; Daktronics Beijing, Ltd.; Daktronics Australia Pty Ltd.; Daktronics Installation; Daktronics Japan, Inc.; Daktronics Brazil, Ltda.; Daktronics Singapore Pte. Ltd.; Daktronics Belgium N.V.; and Daktronics Spain S.L.  Intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates over which we have significant influence are accounted for by the equity method.  As of April 26, 2014 and April 27, 2013, we did not have any investments accounted for by the equity method.

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

Restricted cash: Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.  Market is determined on the basis of estimated net realizable values.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $14 and $73 at April 26, 2014 and April 27, 2013, respectively.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services and product maintenance approximated 8.4 percent, 9.0 percent and 9.0 percent of net sales for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC 605-25, Revenue Arrangements with Multiple Deliverables and ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  We first consider the separation criteria of ASC 605-35. Deliverables not within the scope of ASC 605-35 are evaluated for separation under ASC 605-25. For those elements falling under the guidance of ASC 605-25, we generally account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer and if we have given the customer a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $14,137, $15,379 and $17,273 for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, as described in Note 5, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

Software costs:  We capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on our consolidated balance sheets.  Software costs that do not meet capitalization criteria are expensed when incurred.

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation, although we obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $1,656 and $1,843 at April 26, 2014 and April 27, 2013, respectively, and is included in accrued expenses in our consolidated balance sheets.

Foreign currency translation: Our foreign subsidiaries use the local currency of their respective countries as their functional currency.  The assets and liabilities of foreign operations are generally translated at the exchange rates in effect at the balance sheet date.  The operating results of foreign operations are translated at weighted average exchange rates.  The related translation gains or losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss).

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

Comprehensive income (loss):  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components.  Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in comprehensive (loss) income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.  In accordance with ASC 220 and Accounting Standards Update ("ASU") 2011-05, we disclose comprehensive income (loss) on a separate consolidated statement of comprehensive income.

Product design and development:  All expenses related to product design and development are charged to operations as incurred.  Our product development activities include the enhancement of existing products and the development of new products.

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $1,694, $1,584 and $1,843 for fiscal years 2014, 2013 and 2012, respectively.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012:

	Net income	Shares	Per share income (loss)
For the year ended April 26, 2014:
Basic earnings per share	$22,206	42,886	$0.52
Dilution associated with stock compensation plans	—	876	(0.01)
Diluted earnings per share	$22,206	43,762	$0.51
For the year ended April 27, 2013:
Basic earnings per share	$22,779	42,280	$0.54
Dilution associated with stock compensation plans	—	341	(0.01)
Diluted earnings per share	$22,779	42,621	$0.53
For the year ended April 28, 2012:
Basic earnings per share	$8,489	41,869	$0.20
Dilution associated with stock compensation plans	—	435	—
Diluted earnings per share	$8,489	42,304	$0.20

Options outstanding to purchase 1,564, 2,672 and 1,611 shares of common stock with a weighted average exercise price of $18.64, $15.09 and $19.17 per share during the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively, were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  See Note 10 for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amended guidance gives entities the option to perform a qualitative impairment assessment to determine whether it is more-likely-than-not an indefinite-lived intangible asset is impaired. An entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances affecting the significant inputs used to determine the fair value of an indefinite-lived intangible asset and whether it is more-likely-than-not the fair value exceeds its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this amended guidance did not have an impact on our consolidated results of operations or financial condition, as the ASU impacts only the analysis to be performed.

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an update to Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements any significant amounts reclassified out of accumulated other comprehensive income by the respective line items in the statement presenting net income. Additionally, disclosures about the changes in each component of accumulated other comprehensive income are also required. ASU 2013-02 requires prospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of fiscal 2014, and there was no impact on our financial statements as related to disclosure only.

In May 2014,the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This ASU is effective for us beginning in fiscal 2018 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding the portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, our segments follow the same accounting policies as those described in Note 1.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and Schools and Theatres business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Net sales:
Commercial	$154,754	$144,596	$148,585
Live Events	197,246	158,562	160,933
Schools & Theatres	59,531	66,128	59,662
Transportation	54,861	73,270	48,284
International	85,578	75,766	72,062
	551,970	518,322	489,526

Contribution margin:
Commercial	30,313	24,241	24,011
Live Events	30,503	19,071	13,579
Schools & Theatres	5,474	8,150	4,716
Transportation	12,810	21,330	11,009
International	8,816	8,343	7,889
	87,916	81,135	61,204

Non-allocated operating expenses:
General and administrative	27,984	27,404	27,422
Product design and development	23,375	23,131	23,507
Operating income	36,557	30,600	10,275

Nonoperating income (expense):
Interest income	1,294	1,523	1,747
Interest expense	(255)	(355)	(335)
Other (expense) income, net	(355)	(839)	(110)

Income before income taxes	37,241	30,929	11,577
Income tax expense	15,035	8,150	3,088
Net income	$22,206	$22,779	$8,489

Depreciation and amortization:
Commercial	$4,243	$4,940	$6,103
Live Events	4,461	4,473	5,055
Schools & Theatres	2,053	2,233	2,361
Transportation	1,132	1,375	1,386
International	873	717	650
Unallocated corporate depreciation	1,739	1,869	1,963
	$14,501	$15,607	$17,518

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Net sales:
United States	$453,468	$430,242	$405,479
Outside U.S.	98,502	88,080	84,047
	$551,970	$518,322	$489,526
Long-lived assets:
United States	$60,846	$60,060	$66,350
Outside U.S.	4,424	1,565	2,046
	$65,270	$61,625	$68,396

The increase in long-lived assets is due to a business combination as described in Note 4. We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 3.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss).  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 26, 2014, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of April 26, 2014 and April 27, 2013, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of April 26, 2014:
Certificates of deposit	$7,734	$—	$—	$7,734
U.S. Government securities	2,000	2	—	2,002
U.S. Government sponsored entities	8,349	—	(8)	8,341
Municipal obligations	7,309	12	—	7,321
	$25,392	$14	$(8)	$25,398
Balance as of April 27, 2013:
Certificates of deposit	$4,677	$—	$—	$4,677
U.S. Government securities	4,999	19	—	5,018
U.S. Government sponsored entities	4,752	—	—	4,752
Municipal obligations	9,596	9	—	9,605
	$24,024	$28	$—	$24,052

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive income (loss)” into earnings based on the specific identification method. In the fiscal years ended April 26, 2014 and April 27, 2013, the reclassifications from accumulated other comprehensive income (loss) to net assets were immaterial. Realized gains and losses on sales and maturities of investments were immaterial in the fiscal years ended April 26, 2014 and April 27, 2013.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 26, 2014 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$4,198	$3,536	$7,734
U.S. Government securities	1,001	1,001	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	2,357	4,964	7,321
	$7,556	$17,842	$25,398

Note 4. Business Combination

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

During the third quarter of fiscal 2014, the purchase price allocation for the OPEN acquisition was completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,250 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $1,160 representing trade names with a useful life of 20 years and a customer list valued at $582 with a useful life of nine years. Also included in the purchase was $2,658 of property and equipment, $2,038 of inventory, $833 of other current assets offset by current operating liabilities of $1,230 and long and short term debt of $4,155. There were no material adjustments to the original purchase price allocation.

The purchase price includes deferred payments of $2.3 million to be made over five years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in the balance sheet.

OPEN's sales were included in the International business unit results and contributed $4.2 million of net sales during fiscal 2014. General and administrative expenses included $44 and $146 for the years ending April 26, 2014, and April 27, 2013, respectively, for professional fees relating to the acquisition.

Note 5.  Long-Lived Assets

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

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends occurring in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years, with investments related to equipment replacements and new product line manufacturing equipment needs, and to keep our information technology infrastructure robust, and we believe long-term receivables will decrease as we grow.  We also have assumed through the recent economic downturn that our markets have not contracted for the long term; however, it may be a number of years before they fully recover.  These assumptions could deviate materially from actual results.

We perform an analysis of goodwill on an annual basis. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third quarter in fiscal 2014, 2013, and 2012.  The result of our analysis indicated no goodwill impairment existed for each fiscal year.

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 26, 2014 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2013:	$2,417	$725	$164	$—	$3,306
Acquisition, net of cash acquired	—	—	—	1,250	1,250
Foreign currency translation	(36)	(2)	(35)	75	2
Balance as of April 26, 2014:	$2,381	$723	$129	$1,325	$4,558

As required by ASC 350, intangibles with finite lives are amortized.  We evaluate indefinite lived assets for impairment annually and whenever events or changes in circumstances indicate their carrying value may not be recoverable.  The net value of intangible assets is shown on our consolidated balance sheets.  Estimated amortization expense based on intangibles as of April 26, 2014 is $361 for each of the fiscal years 2015 through 2016, $228 for fiscal 2017, $133 for each of the fiscal years 2018 through 2019, and $1,062 for fiscal years after 2019.

The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 26, 2014 and April 27, 2013:

		April 26, 2014			April 27, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Definite-lived:
Patents	10	$2,282	$1,730	$552	$2,282	$1,502	$780
Registered Trademarks	20	1,216	59	1,157	—	—	—
Other	9	648	78	570	—	—	—
	13	4,146	1,867	2,279	2,282	1,502	780

Indefinite-lived:
Registered trademarks		401	—	401	401	—	401
		$4,547	$1,867	$2,680	$2,683	$1,502	$1,181

Impairment of long-lived assets:  We recorded a pretax asset impairment charge of $109, $64 and $538 for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively for other long-lived assets, including property and equipment.  The impairment charges related to technology or equipment obsoleted due to technology improvements or to custom demo equipment with no resale value.  Impairment charges during fiscal 2014, 2013, and 2012 were included primarily in product development and selling expense, respectively.

Note 6.  Selected Financial Statement Data

Inventories consisted of the following:

	April 26, 2014	April 27, 2013
Raw materials	$27,660	$20,979
Work-in-process	11,835	8,523
Finished goods	22,733	19,543
	$62,228	$49,045

Inventories are reported net of the allowance for excess and obsolete inventory of $2,692 and $3,286 as of April 26, 2014 and April 27, 2013, respectively.

Property and equipment consisted of the following:

	April 26, 2014	April 27, 2013
Land	$2,539	$1,497
Buildings	59,363	57,012
Machinery and equipment	72,787	65,600
Office furniture and equipment	15,754	16,118
Computer software and hardware	45,329	41,745
Equipment held for rental	868	868
Demonstration equipment	7,532	8,400
Transportation equipment	4,823	4,026
	208,995	195,266
Less accumulated depreciation	143,725	133,641
	$65,270	$61,625

Accrued expenses consisted of the following:

	April 26, 2014	April 27, 2013
Compensation	$14,189	$12,940
Taxes, other than income taxes	2,977	2,534
Short term and other	6,296	8,857
	$23,462	$24,331

Other (expense) income, net consisted of the following:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Foreign currency transaction (losses)	$(292)	$(319)	$(206)
Other	(63)	(520)	96
	$(355)	$(839)	$(110)

Note 7.  Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 26, 2014	April 27, 2013
Costs incurred	$486,430	$393,287
Estimated earnings	166,250	146,378
	652,680	539,665
Less billings to date	641,763	514,555
	$10,917	$25,110

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 26, 2014	April 27, 2013
Costs and estimated earnings in excess of billings	$33,400	$39,355
Billings in excess of costs and estimated earnings	(22,483)	(14,245)
	$10,917	$25,110

Note 8.  Receivables

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,539 and $2,729 at April 26, 2014 and April 27, 2013, respectively.

We make estimates regarding the collectability of our accounts receivable, long-term receivables, costs and estimated earnings in excess of billings and other receivables.  In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends.  If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  We charge off receivables at such time as it is determined collection will not occur.  Charge-offs of receivables and our allowance for doubtful accounts related to financing receivables are not material to our financial results.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $13,112 and $16,132 as of April 26, 2014 and April 27, 2013, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $14,892 as of April 26, 2014 and $18,731 as of April 27, 2013.  Included in accounts receivable as of April 26, 2014 and April 27, 2013 was $2,098 and $803, respectively, of retainage on construction-type contracts, all of which are expected to be collected within one year.

Note 9.  Financing Agreements

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP. The effective interest rate was 1.6 percent at April 26, 2014.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of April 26, 2014, there were no advances to us under the line of credit, and the balance of letters of credit outstanding was approximately $6.7 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement described above. The total credit allowed between the two credit agreements is limited to $40 million. As of April 26, 2014, there were no advances outstanding and approximately $4.6 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of April 26, 2014 and April 27, 2013.  The minimum fixed charge coverage ratio as of April 26, 2014 was 56-to-1, and the ratio of interest-bearing debt to EBITDA as of April 26, 2014 was 0.06-to-1.

Note 10.  Shareholders’ Equity and Share-Based Compensation

Common stock:  Our authorized shares of 120,000,000 consist of 115,000,000 shares of common stock and 5,000,000 shares of “undesignated stock.”  Our Board of Directors has the power to issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.

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

Stock incentive plans:  During fiscal 2008, we established the 2007 Stock Incentive Plan (“2007 Plan”) and ceased granting options under the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”).  The 2007 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors prior to fiscal 2010 vested annually over three years, and options granted in or after fiscal 2010 vest in one year.  The restricted stock granted to independent directors vests in one year, provided that they remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At April 26, 2014, the aggregate number of shares available for future grant under the 2007 Plan for stock options and restricted stock awards was 439 shares.  Full value awards such as restricted stock and restricted stock unit awards reduce the number of shares available for issuance by a factor of two, and if such an award were forfeited or terminated without delivery of the shares, the number of shares again become eligible for issuance would be multiplied by a factor of two. Although the 2001 Plans remain in effect for options outstanding, no new options can be granted under these plans.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restrict stock unit awards was approximately $2,333 at April 26, 2014, which is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of restricted stock vested was $804, $666, and $511 for fiscal years 2014, 2013, and 2012, respectively.

A summary of nonvested restricted stock and restricted stock units for the years ended April 26, 2014, April 27, 2013 and April 28, 2012 is as follows:

	Year Ended
	April 26, 2014		April 27, 2013		April 28, 2012
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	279	$9.74	242	$9.81	181	$11.07
Granted	147	10.03	119	8.50	118	8.24
Vested	(85)	9.47	(69)	12.05	(49)	10.51
Forfeited	(23)	9.37	(13)	9.63	(8)	10.85
Outstanding at end of year	318	9.59	279	9.74	242	9.81

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended April 26, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2013	3,421	$13.59	5.09	$1,176
Granted	226	11.04	—	—
Canceled or forfeited	(205)	17.56	—	—
Exercised	(507)	9.77	—	1,534
Outstanding at April 26, 2014	2,935	$13.77	5.00	$6,333

Shares vested and expected to vest	2,903	$13.81	4.96	$6,241
Exercisable at April 26, 2014	2,077	$15.23	3.79	$3,808

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock at day's end for all in-the-money options. We define in-the-money options at April 26, 2014 as options having exercise prices lower than the $13.06 per share market price of our common stock.  There were in-the-money options to purchase 1,091 shares exercisable at April 26, 2014. The total intrinsic value of options exercised during fiscal years 2014, 2013, and 2012 was $1,534, $562, and $624, respectively.  The total fair value of stock options vested was $1,541, $1,898, and $2,497 for fiscal years 2014, 2013, and 2012, respectively.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We recognize the fair value of the stock options on a straight-line basis as compensation expense.  All options are recognized over the requisite service periods of the awards, which are generally the vesting periods.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  ASC 718 requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards expected to vest. The following factors are the significant assumptions used in the computation of fair value of options:

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

Dividend yield.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Fair value of options granted	$4.96	$3.43	$3.46
Risk-free interest rate	2.03 - 2.34%	0.71 - 1.13%	1.10 - 1.50%
Expected dividend rate	2.32%	2.43%	0.71 - 2.15%
Expected volatility	54.09 - 54.37%	45.60 - 46.15%	44.59 - 46.85%
Expected life of option	5.9 - 6.9 years	5.9 - 6.8 years	5.9 - 6.8 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP plan requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 2,500. The number of shares of common stock issued under the ESPP totaled 195, 214, and 160 shares in fiscal 2014, 2013, and 2012, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 990 shares at April 26, 2014.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986.

Total share-based compensation expense:  As of April 26, 2014, there was $5,034 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.9 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Stock options	$1,451	$1,812	$2,565
Restricted stock and stock units	1,000	765	256
Employee stock purchase plan	446	460	441
	$2,897	$3,037	$3,262

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012 is as follows:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Cost of goods sold	$657	$633	$610
Selling	810	856	982
General and administrative	859	980	1,059
Product design and development	571	568	611
	$2,897	$3,037	$3,262

We received $4,954 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 26, 2014. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $(126), $346, and $325 for fiscal years 2014, 2013, and 2012, respectively.

Note 11.  Employee Benefit Plans

We sponsor a 401(k) savings plan under which eligible U.S. employees may choose to make voluntary contributions of such employee's compensation on a pretax basis, subject to certain Internal Revenue Service (IRS) limits. We make matching contributions equal to 50 percent (25 percent from August 1, 2010 to January 29, 2011) of the employee's qualifying contribution up to six percent of such employee's compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1000 hours during such plan year. We contributed $1,859, $1,713 and $1,618 to the plan for fiscal years 2014, 2013, and 2012, respectively.

We have unfunded deferred compensation agreements with certain officers and a former director under which interest is credited each year to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year.  Total amounts accrued for these plans as of April 26, 2014 and April 27, 2013 was $522 and $629, respectively.  Contributions for each of the fiscal years 2014, 2013, and 2012 were $23, $23 and $23, respectively.  The amounts accrued under the plans are not funded and are subject to the claims of the participants’ creditors.  Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years.

Note 12.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the IRS on prior years and the expiration of statutes of limitations, fiscal years 2011, 2012 and 2013 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 reinstating the federal research and development credit for the 2012 and 2013 calendar years. As a result of the retroactive extension, we recognized approximately $1,804 in tax benefits during fiscal year 2013.

Income tax expense consisted of the following:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Current:
Federal	$11,342	$9,517	$2,266
State	1,454	2,219	577
Foreign	696	754	313
Deferred taxes	1,543	(4,340)	(68)
	$15,035	$8,150	$3,088

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Computed income tax expense at federal statutory rate	$13,035	$10,825	$4,052
State taxes, net of federal benefit	1,433	684	497
Research and development tax credit	(750)	(1,804)	(1,004)
Meals and entertainment	344	308	375
Stock compensation	586	466	842
Dividends paid to retirement plan	(328)	(616)	(522)
Domestic production activities deduction	(1,012)	(976)	(270)
Change in foreign deferred rates	—	—	(249)
Change in valuation allowances	2,301	—	(364)
Other, net	(574)	(737)	(269)
	$15,035	$8,150	$3,088

We operated under a tax holiday in China which expired in fiscal 2012. As noted above, the expiration of this tax holiday caused a $249 decrease in our income tax expense in fiscal 2012.

The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Domestic	$35,699	$27,667	$10,052
Foreign	1,542	3,262	1,525
Income before income taxes	$37,241	$30,929	$11,577

The components of the net deferred tax asset were as follows:

	April 26, 2014	April 27, 2013
Deferred tax assets:
Warranty reserves	$10,432	$9,847
Vacation accrual	1,510	1,788
Net losses on equity investments	2,870	3,066
Deferred maintenance revenue	1,332	2,439
Reserves for excess and obsolete inventory	981	1,246
Equity compensation	899	1,049
Allowance for doubtful accounts	797	599
Inventory capitalization	306	600
Accrued compensation and benefits	1,397	1,077
Intangible assets	56	37
Net operating loss carry forwards	766	—
Other	585	440
	21,931	22,188
Valuation allowance on equity investments	(2,297)	—
	19,634	22,188

Deferred tax liabilities:
Property and equipment	(6,232)	(7,542)
Prepaid expenses	(574)	(662)
Other	(162)	(168)
	(6,968)	(8,372)
	$12,666	$13,816

We review deferred tax assets, including net operating losses, and to the extent we believe the asset may not be realized, we recognize a valuation allowance.  As of April 26, 2014 and April 27, 2013, we had recorded $2.3 million and $0 in valuation allowances, respectively. We believe our net deferred tax assets, with the exception of the deferred tax asset related to the valuation allowance noted above, will be fully realized based upon our estimates of the future taxable income. If our estimates of future taxable income are not met in future periods, an additional valuation allowance for some of these deferred tax assets may be required.

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

We have income tax net operating loss carryforwards related to our international operations of approximately $2.3 million which all have an indefinite life.

The Company has recorded a deferred tax asset of $0.8 million reflecting the benefit of $2.3 million in loss carryforwards. As stated, such deferred tax assets have an indefinite life and do not expire. They are as follows by jurisdiction:

	April 26, 2014	April 27, 2013
Germany	$75	$—
Hong Kong	8	—
Belgium	683	—
	$766	$—

Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table presents the classification of the net deferred tax assets on the accompanying consolidated balance sheets:

	April 26, 2014	April 27, 2013
Current assets	$10,694	$12,755
Current liabilities	(27)	—
Non-current assets	2,000	1,061
Non-current liabilities	(1)	—
	$12,666	$13,816

We account for uncertainties in tax positions under the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.  ASC 740-10 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal years 2014, 2013 and 2012:

Amount
Balance as of April 30, 2011:	$527
Gross increases related to prior period tax positions	14
Gross decreases related to prior period tax positions	(178)
Gross increases related to current period tax positions	86
Balance as of April 28, 2012:	$449
Gross decreases related to prior period tax positions	(11)
Gross increases related to current period tax positions	129
Lapse of statute of limitations	(188)
Balance as of April 27, 2013:	$379
Gross increases related to prior period tax positions	16
Gross increases related to current period tax positions	99
Balance as of April 26, 2014:	$494

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. We recognized an expense (benefit) of $20, $10 and $(1) in net interest and penalties during the years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.  Interest and penalties recognized are recorded in income taxes in our consolidated statements of operations. We had accrued $15 and $11 in net interest or penalties as of April 26, 2014 and April 27, 2013, respectively.

Note 13.  Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
(Increase) decrease:
Restricted cash	$(466)	$1,120	$377
Accounts receivable	(18,293)	3,364	(4,995)
Long-term receivables	3,027	2,348	462
Inventories	(12,771)	6,656	(7,539)
Costs and estimated earnings in excess of billings	5,955	(16,335)	1,173
Prepaid expenses and other current assets	(536)	(658)	784
Income taxes receivable	(2,414)	5,944	(1,120)
Advertising rights and other assets	64	386	226
Increase (decrease):
Accounts payable and accrued expenses	6,867	7,658	6,975
Customer deposits	4,930	(450)	1,538
Billings in excess of costs and estimated earnings	8,238	(140)	(5,899)
Long-term warranty obligations	2,103	2,932	(767)
Income taxes payable	(527)	1,023	(215)
Long-term deferred revenue	(835)	(576)	783
Other long-term obligations	(130)	(169)	(915)
	$(4,788)	$13,103	$(9,132)

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Cash payments for:
Interest	$198	$420	$306
Income taxes, net of refunds	16,521	5,422	4,292

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Demonstration equipment transferred to inventory	$255	$612	$409
Purchases of property and equipment included in accounts payable	2,099	1,207	1,475
Contributions of common stock under the employee stock purchase plan	1,552	1,482	1,413

Note 14.  Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 26, 2014 and April 27, 2013 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of April 26, 2014:
Cash and cash equivalents	$45,054	$—	$45,054
Restricted cash	514	—	514
Available-for-sale securities:
Certificates of deposit	—	7,734	7,734
U.S. Government securities	2,002	—	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	—	7,321	7,321
Derivatives - currency forward contracts	—	(85)	(85)
	$47,570	$23,311	$70,881
Balance as of April 27, 2013:
Cash and cash equivalents	$40,628	$—	$40,628
Restricted cash	48	—	48
Available-for-sale securities:
Certificates of deposit	—	4,677	4,677
U.S. Government securities	5,018	—	5,018
U.S. Government sponsored entities	—	4,752	4,752
Municipal obligations	—	9,605	9,605
Derivatives - currency forward contracts	—	7	7
	$45,694	$19,041	$64,735

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See Note 15 for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard primarily level 3 inputs, to value the assets and liabilities for the business combination involving OPEN, which occurred during the first three months of fiscal 2014. See Note 4 for more information on the business combination. We did not make any material business combinations or recognize significant impairment losses during fiscal 2014 or fiscal 2013.

Note 15.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 26, 2014 and April 27, 2013, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at April 26, 2014 and April 27, 2013 were as follows:

	April 26, 2014		April 27, 2013
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	455	512	2,944	2,873
U.S. Dollars/Canadian Dollars	—	—	492	492
U.S. Dollars/British Pounds	2,484	1,500	1,554	1,005
U.S. Dollars/Euros	1,314	973	1,155	866
U.S. Dollars/Singapore Dollars	1,035	1,300	—	—
U.S. Dollars/Brazilian Reais	—	—	—	—

As of April 26, 2014 and April 27, 2013, there was a net liability and asset of $85 and $7, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 16.  Commitments and Contingencies

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

As of April 26, 2014, we did not believe there was a reasonable possibility that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 and $1,285 as of April 26, 2014 and April 27, 2013, respectively.  In accordance with the provisions of ASC 460, Guarantees, there was no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the fiscal years ended April 26, 2014 and April 27, 2013 consisted of the following:

	April 26, 2014	April 27, 2013
Beginning accrued warranty costs	$25,146	$22,215
Warranties issued during the period	13,008	11,140
Settlements made during the period	(13,796)	(13,875)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	2,892	5,666
Ending accrued warranty costs	$27,250	$25,146

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of April 26, 2014, we had outstanding letters of credit and surety bonds in the amount of $11,350 and $16,048, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,742, $2,749 and $3,159 for the fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 26, 2014:

Fiscal years ending	Amount
2015	$2,658
2016	1,987
2017	1,012
2018	192
2019	16
Thereafter	—
$5,865

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of April 26, 2014, we were obligated under the following conditional and unconditional purchase commitments, which included $900 in conditional purchase commitments.

Fiscal years ending	Amount
2015	$1,117
2016	1,081
2017	250
2018	250
2019	100
Thereafter	—
$2,798

Other long-term obligations: We are obligated to pay the following payments for an acquisition and for other various obligations.

	April 26, 2014	April 27, 2013
Advertising	620	701
Deferred purchase price	2,375	—
Total Outstanding	2,995	701
Less: current price	728	356
Other long-term obligations	2,267	345

Note 17.  Subsequent Events

On May 22, 2014, our Board of Directors declared a semi-annual dividend of $0.10 per share on our common stock for the fiscal year ended April 26, 2014, payable on June 13, 2014 to holders of record of our common stock on June 2, 2014.

Note 18.  Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal 2014 Quarter Ended
	July 27, 2013	October 26, 2013	January 25, 2014	April 26, 2014
Net sales	$138,722	$161,639	$115,369	$136,240
Gross profit	35,502	43,365	29,089	33,754
Net income	5,719	11,790	2,871	1,826
Basic earnings per share	0.13	0.28	0.07	0.04
Diluted earnings per share	0.13	0.27	0.07	0.04

	Fiscal 2013 Quarter Ended
	July 28, 2012	October 27, 2012	January 26, 2013	April 27, 2013
Net sales	$132,919	$149,871	$111,050	$124,482
Gross profit	36,390	42,352	27,049	28,103
Net income (loss)	6,678	11,547	2,710	1,844
Basic earnings (loss) per share	0.16	0.27	0.06	0.04
Diluted earnings (loss) per share	0.16	0.27	0.06	0.04

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of April 26, 2014, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 26, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 26, 2014 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 26, 2014.

Our internal control over financial reporting as of April 26, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 12, 2014	June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries’ internal control over financial reporting as of April 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Daktronics, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 26, 2014 and April 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 26, 2014 of Daktronics, Inc. and subsidiaries and our report dated June 12, 2014 expressed “an unqualified opinion thereon”.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 12, 2014

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2014 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended April 26, 2014 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement.  There were no related party transactions in fiscal 2014.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant will be contained in the Proxy Statement under the heading “Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 26, 2014 and April 27, 2013
Consolidated Statements of Operations for each of the three fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 26, 2012, April 27, 2013 and April 28, 2012
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012
Notes to the Consolidated Financial Statements

(2)	Schedules

The following financial statement schedule is submitted herewith:

Schedule II – Valuation and Qualifying Accounts

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)	Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 0-23246 unless otherwise indicated.

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q on August 13, 2013 ).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013).
4.1
Form of Stock Certificate evidencing Common Stock, without par value, of the Company (Incorporated by reference to Exhibit 4.1 filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466).

4.2	Rights Agreement (Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008).
4.3	2001 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.4	2001 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.5	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
10.1	Amended and Restated Deferred Compensation Agreement Between the Company and Aelred Kurtenbach (Incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K on June 28, 2004).*
10.2
Loan Agreement dated October 14, 1998 between U.S. Bank National Association and the Company (Incorporated by reference to Exhibit 10.6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998).

10.3
Eighth Amendment to Loan Agreement dated November 12, 2009 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 12, 2009).

10.4
Tenth Amendment to Loan Agreement dated November 15, 2011 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 17, 2011).

10.5
Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.6
Renewal Revolving Note dated November 15, 2013 issued by the Company to the U.S. Bank National Association. (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.7	Loan Agreement dated December 23, 2010 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 17, 2011).
10.8
Second Amendment to Loan Agreement dated November 15, 2011 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 17, 2011).

10.9
Third Amendment to Loan Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on July 3, 2012).

10.10
Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.11
Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.12
Amended and Restated Revolving Note dated November 15, 2013 issued by the Company to Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 18, 2013.

10.13
Twelfth Amendment to Loan Agreement dated November 15, 2013 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.14
Fifth Amendment to Loan Agreement dated November 15, 2013 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.15
Reaffirmation of and Third Amendment to Unlimited Guaranty Agreement dated November 15, 2013 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 18, 2013).

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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 26, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1) (2)

(1) Filed herewith electronically.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2014.

DAKTRONICS, INC.
By: /s/ Reece A. Kurtenbach
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 12, 2014
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 12, 2014
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 12, 2014
Nancy D. Frame

By /s/ Aelred J. Kurtenbach	Director	June 12, 2014
Aelred J. Kurtenbach

By /s/ Reece A. Kurtenbach	Director	June 12, 2014
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 12, 2014
James B. Morgan

By /s/ John L. Mulligan	Director	June 12, 2014
John L. Mulligan

By /s/ Bruce W. Tobin	Director	June 12, 2014
Bruce W. Tobin

By /s/ James A. Vellenga	Director	June 12, 2014
James A. Vellenga

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years Ended April 26, 2014, April 27, 2013 and April 28, 2012 (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
For the year ended April 26, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,718	$860	$—		$(1,039)	(2)	$2,539
Allowance for excess and obsolete inventories	3,286	1,219	(1)	(1)	(1,812)	(3)	2,692
For the year ended April 27, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	2,398	782	—		(462)	(2)	2,718
Allowance for excess and obsolete inventories	2,851	3,094	1	(1)	(2,660)	(3)	3,286
For the year ended April 28, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	2,548	110	—		(260)	(2)	2,398
Allowance for excess and obsolete inventories	2,139	2,537	11	(1)	(1,836)	(3)	2,851
(1)Translation adjustment on foreign subsidiary balances.
(2)Write-off of uncollected accounts, net of collections.
(3)Obsolete and excess inventory disposals

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 0-23246 unless otherwise indicated. .

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q on August 30, 2013).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013).
4.1
Form of Stock Certificate evidencing Common Stock, without par value, of the Company (Incorporated by reference to Exhibit 4.1 filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466).

4.2	Rights Agreement (Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008).
4.3	2001 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.4	2001 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.5	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
10.1	Amended and Restated Deferred Compensation Agreement Between the Company and Aelred Kurtenbach (Incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K on June 28, 2004).*
10.2
Loan Agreement dated October 14, 1998 between U.S. Bank National Association and the Company (Incorporated by reference to Exhibit 10.6 filed with our Quarterly Report on Form 10-Q filed on December 11, 1998).

10.3
Eighth Amendment to Loan Agreement dated November 12, 2009 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 12, 2009).

10.4
Tenth Amendment to Loan Agreement dated November 15, 2011 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 17, 2011).

10.5
Eleventh Amendment to Loan Agreement dated November 9, 2012 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.6
Renewal Revolving Note dated November 15, 2013 issued by the Company to the U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.7	Loan Agreement dated December 23, 2010 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 17, 2011).
10.8
Second Amendment to Loan Agreement Dated November 15, 2011 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 17, 2011).

10.9
Third Amendment to Loan Agreement dated July 2, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on July 3, 2012).

10.10
Fourth Amendment to Loan Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.11
Reaffirmation and Second Amendment to Unlimited Guaranty Agreement dated November 9, 2012 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 9, 2012).

10.12
Amended and Restated Revolving Note dated November 15, 2013 issued by the Company to Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 18, 2013.

10.13
Renewal Revolving Note dated November 15, 2013 issued by the Company to U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.14
Fifth Amendment to Loan Agreement dated November 15, 2013 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 18, 2013).

10.15
Reaffirmation of and Third Amendment to Unlimited Guaranty Agreement dated November 15, 2013 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 18, 2013).

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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 26, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1) (2)

(1) Filed herewith electronically.
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