Form 10-Q
period 2014-08-02
DAKTRONICS INC /SD/
filed 2014-09-05
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2014

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 2, 2014 was 43,287,362.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 2, 2014

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	August 2, 2014	April 26, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,058	$45,054
Restricted cash	1,082	514
Marketable securities	25,479	25,398
Accounts receivable, net	86,511	82,500
Inventories, net	62,086	62,228
Costs and estimated earnings in excess of billings	28,681	33,400
Current maturities of long-term receivables	3,951	5,235
Prepaid expenses and other assets	8,393	6,758
Deferred income taxes	10,727	10,694
Income tax receivables	1,900	2,459
Total current assets	288,868	274,240

Long-term receivables, less current maturities	7,890	7,877
Goodwill	4,506	4,558
Intangibles, net	1,640	2,680
Advertising rights, net and other assets	1,005	826
Deferred income taxes	1,759	2,000
	16,800	17,941
PROPERTY AND EQUIPMENT:
Land	2,180	2,539
Buildings	61,647	59,363
Machinery and equipment	75,745	72,787
Office furniture and equipment	15,693	15,754
Computer software and hardware	46,428	45,329
Equipment held for rental	803	868
Demonstration equipment	7,326	7,532
Transportation equipment	5,012	4,823
	214,834	208,995
Less accumulated depreciation	145,330	143,725
	69,504	65,270
TOTAL ASSETS	$375,172	$357,451

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	August 2, 2014	April 26, 2014
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,087	$45,913
Accrued expenses	24,857	23,462
Warranty obligations	14,878	14,476
Billings in excess of costs and estimated earnings	22,858	22,483
Customer deposits (billed or collected)	20,917	17,654
Deferred revenue (billed or collected)	8,566	7,722
Current portion of other long-term obligations	856	809
Income taxes payable	1,077	1,162
Deferred income taxes	26	27
Total current liabilities	143,122	133,708

Long-term warranty obligations	14,392	12,774
Long-term deferred revenue (billed or collected)	4,891	4,978
Other long-term obligations, less current maturities	3,591	2,871
Deferred income taxes	1	1
Total long-term liabilities	22,875	20,624
TOTAL LIABILITIES	165,997	154,332

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 43,268,011 and 43,166,731 shares issued at August 2, 2014 and April 26, 2014, respectively	44,935	43,935
Additional paid-in capital	30,701	29,923
Retained earnings	133,688	129,266
Treasury stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(140)	4
TOTAL SHAREHOLDERS' EQUITY	209,175	203,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$375,172	$357,451

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	August 2, 2014	July 27, 2013
Net sales	$166,618	$138,722
Cost of goods sold	123,215	103,221
Gross profit	43,403	35,501

Operating expenses:
Selling expense	15,046	13,617
General and administrative	7,937	7,299
Product design and development	6,803	5,989
	29,786	26,905
Operating income	13,617	8,596

Nonoperating income (expense):
Interest income	300	343
Interest expense	(68)	(115)
Other (expense) income, net	(172)	(392)

Income before income taxes	13,677	8,432
Income tax expense	4,932	2,712
Net income	$8,745	$5,720

Weighted average shares outstanding:
Basic	43,261	42,528
Diluted	43,641	42,766

Earnings per share:
Basic	$0.20	$0.13
Diluted	$0.20	$0.13

Cash dividend declared per share	$0.100	$0.120

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	August 2, 2014	July 27, 2013

Net income	$8,745	$5,720

Other comprehensive loss:
Cumulative translation adjustments	(137)	32
Unrealized gain (loss) on available-for-sale securities, net of tax	(7)	(30)
Total other comprehensive loss, net of tax	(144)	2
Comprehensive income	$8,601	$5,722

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	August 2, 2014	July 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,745	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,625	3,757
Amortization	91	65
Amortization of premium/discount on marketable securities	49	59
(Gain) loss on sale of property, equipment and other assets	(1,132)	(31)
Share-based compensation	767	722
Excess tax benefits from share-based compensation	(11)	(3)
Provision for doubtful accounts	94	417
Deferred income taxes, net	207	(8)
Change in operating assets and liabilities	12,026	(14,924)
Net cash provided by (used in) operating activities	24,461	(4,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,146)	(4,042)
Proceeds from sale of property, equipment and other assets	3,509	68
Purchases of marketable securities	(1,522)	(1,187)
Proceeds from sales or maturities of marketable securities	1,389	500
Acquisition, net of cash acquired	(570)	(1,298)
Net cash used in investing activities	(5,340)	(5,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	—
Proceeds from exercise of stock options	187	293
Excess tax benefits from share-based compensation	11	3
Principal payments on long-term obligations	(21)	(3,374)
Dividends paid	(4,323)	(5,097)
Net cash used in financing activities	(4,146)	(8,175)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29	(146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,004	(18,506)

CASH AND CASH EQUIVALENTS:
Beginning of period	45,054	40,628
End of period	$60,058	$22,122

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$151	$18
Income taxes, net of refunds	4,420	4,356

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	26	63
Purchases of property and equipment included in accounts payable	2,327	1,080
Contributions of common stock under the employee stock purchase plan	813	766

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet at April 26, 2014 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 26, 2014, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 will be a 53-week year; therefore, the quarter ended August 2, 2014 contains operating results for 14 weeks while the quarter ended July 27, 2013 contains operating results for 13 weeks.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us beginning in fiscal 2016 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new topic, Accounting Standards Codification ("ASC") 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 is effective for us beginning in fiscal 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 2, 2014 and July 27, 2013:

	Net income	Shares	Per share income
For the three months ended August 2, 2014:
Basic earnings per share	$8,745	43,261	$0.20
Dilution associated with stock compensation plans	—	380	—
Diluted earnings per share	$8,745	43,641	$0.20
For the three months ended July 27, 2013:
Basic earnings per share	$5,720	42,528	$0.13
Dilution associated with stock compensation plans	—	238	—
Diluted earnings per share	$5,720	42,766	$0.13

Options outstanding to purchase 1,455 shares of common stock with a weighted average exercise price of $18.51 for the three months ended August 2, 2014 and 2,267 shares of common stock with a weighted average exercise price of $16.04 for the three months ended July 27, 2013 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International business units. These segments are based on the type of customer or geography.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit (formerly known as our Schools and Theatres business unit) primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Upon the sale of our automated rigging systems for theatre applications we, change the name of this business unit. There was no change to the composition of the segment. Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization, excluding the portion related to non-allocated costs, are allocated to each segment based on various financial measures.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 26, 2014.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and High School Park and Recreation business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	August 2, 2014	July 27, 2013
Net sales:
Commercial	$39,782	$33,701
Live Events	75,674	55,077
High School Park and Recreation	20,111	17,917
Transportation	13,313	13,042
International	17,738	18,985
	166,618	138,722

Contribution margin:
Commercial	6,912	5,944
Live Events	12,047	8,342
High School Park and Recreation	5,158	3,148
Transportation	3,281	2,145
International	959	2,305
	28,357	21,884

Non-allocated operating expenses:
General and administrative	7,937	7,299
Product design and development	6,803	5,989
Operating income	13,617	8,596

Nonoperating income (expense):
Interest income	300	343
Interest expense	(68)	(115)
Other (expense) income, net	(172)	(392)

Income before income taxes	13,677	8,432
Income tax expense	4,932	2,712
Net income	$8,745	$5,720

Depreciation and amortization:
Commercial	$1,207	$1,052
Live Events	1,147	1,147
High School Park and Recreation	453	546
Transportation	265	286
International	250	236
Unallocated corporate depreciation	394	555
	$3,716	$3,822

No single geographic area comprises a material amount of net sales or long-lived assets net of accumulated depreciation other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended
	August 2, 2014	July 27, 2013
Net sales:
United States	$141,830	$115,770
Outside U.S.	24,788	22,952
	$166,618	$138,722

	August 2, 2014	April 26, 2014
Long-lived assets:
United States	$65,325	$60,846
Outside U.S.	4,179	4,424
	$69,504	$65,270

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 4.  Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of August 2, 2014, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of August 2, 2014 and April 26, 2014, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of August 2, 2014:
Certificates of deposit	$7,962	$—	$—	$7,962
U.S. Government securities	1,500	2	—	1,502
U.S. Government sponsored entities	9,149	—	(11)	9,138
Municipal obligations	6,865	12	—	6,877
	$25,476	$14	$(11)	$25,479
Balance as of April 26, 2014:
Certificates of deposit	$7,734	$—	$—	$7,734
U.S. Government securities	2,000	2	—	2,002
U.S. Government sponsored entities	8,349	—	(8)	8,341
Municipal obligations	7,309	12	—	7,321
	$25,392	$14	$(8)	$25,398

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” and into earnings based on the specific identification method. In the three months ended August 2, 2014 and July 27, 2013, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales or maturities of investments were immaterial in the three months ended August 2, 2014 and July 27, 2013.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of August 2, 2014 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$3,953	$4,009	$7,962
U.S. Government securities	1,001	501	1,502
U.S. Government sponsored entities	—	9,138	9,138
Municipal obligations	3,779	3,098	6,877
	$8,733	$16,746	$25,479

Note 5. Sale of Theatre Rigging Manufacturing

In July 2014, we sold our automated rigging systems for theatre applications. Related to the sale, we recorded a $1.3 million gain which is included in cost of goods sold in the High School Park and Recreation business unit. In connection with the sale, we changed the name of the business unit to more accurately describe it.

As part of the transaction, we sold assets of $2.8 million that primarily consisted of accounts receivable, patents, inventory, and manufacturing equipment net of $0.4 million of accounts payable.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended August 2, 2014 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 26, 2014:	$2,381	$723	$129	$1,325	$4,558
Disposal of automated rigging systems for theatre applications	(22)	—	—	—	(22)
Foreign currency translation	6	—	5	(41)	(30)
Balance as of August 2, 2014:	$2,365	$723	$134	$1,284	$4,506

We perform an analysis of goodwill on an annual basis. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third quarter in fiscal 2014, which was October 27, 2013. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 7. Inventories

Inventories consisted of the following:

	August 2, 2014	April 26, 2014
Raw materials	$26,761	$27,660
Work-in-process	9,899	11,835
Finished goods	25,426	22,733
	$62,086	$62,228

Note 8.  Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,633 and $2,539 at August 2, 2014 and April 26, 2014, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $11,841 and $13,112 as of August 2, 2014 and April 26, 2014, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $13,866 as of August 2, 2014 and $14,892 as of April 26, 2014.  Included in accounts receivable as of August 2, 2014 and April 26, 2014 was $2,187 and $2,098, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

As of August 2, 2014, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 as of August 2, 2014 and April 26, 2014.  In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the three months ended August 2, 2014 consisted of the following:

Amount
Beginning accrued warranty costs	$27,250
Warranties issued during the period	3,485
Settlements made during the period	(2,861)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	1,396
Ending accrued warranty costs	$29,270

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of August 2, 2014, we had outstanding letters of credit and surety bonds in the amount of $9,869 and $15,463, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facility in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $692 and $724 for the three months ended August 2, 2014 and July 27, 2013, respectively.

Future minimum payments under non-cancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at August 2, 2014:

Fiscal years ending	Amount
2015	$1,974
2016	2,055
2017	1,044
2018	210
2019	19
$5,302

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods extending beyond one year.  As of August 2, 2014, we were obligated under the following conditional and unconditional purchase commitments, which included $850 in conditional purchase commitments.

Fiscal years ending	Amount
2015	$1,008
2016	1,091
2017	250
2018	250
2019	100
$2,699

Note 10.  Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2011, 2012, and 2013 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of August 2, 2014, we had $498 of unrecognized tax benefits which would affect our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 2, 2014 and April 26, 2014 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of August 2, 2014:
Cash and cash equivalents	$60,058	$—	$60,058
Restricted cash	1,082	—	1,082
Available-for-sale securities:
Certificates of deposit	—	7,962	7,962
U.S. Government securities	1,502	—	1,502
U.S. Government sponsored entities	—	9,138	9,138
Municipal obligations	—	6,877	6,877
Derivatives - currency forward contracts	—	(19)	(19)
	$62,642	$23,958	$86,600
Balance as of April 26, 2014:
Cash and cash equivalents	$45,054	$—	$45,054
Restricted cash	514	—	514
Available-for-sale securities:
Certificates of deposit	—	7,734	7,734
U.S. Government securities	2,002	—	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	—	7,321	7,321
Derivatives - currency forward contracts	—	(85)	(85)
	$47,570	$23,311	$70,881

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

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We will utilize the fair value measurement standard to value the assets and liabilities for the business combination involving Data Display, which occurred during the second quarter of fiscal 2015. See Note 13 for more information on the business combination. We utilized the fair value measurement standard, primarily Level 3 inputs, to value the assets and liabilities for the business combination involving OPEN, which occurred during the first three months of fiscal 2014. We did not make any material business combinations or recognize any significant impairment losses during fiscal 2014.

Note 12.  Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of August 2, 2014 and April 26, 2014, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at August 2, 2014 and April 26, 2014 were as follows:

	August 2, 2014		April 26, 2014
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	670	723	455	512
U.S. Dollars/Canadian Dollars	2,591	2,828	—	—
U.S. Dollars/British Pounds	3,560	2,131	2,484	1,500
U.S. Dollars/Singapore Dollars	1,035	1,300	1,035	1,300
U.S. Dollars/New Zealand Dollars	932	1,090	—	—
U.S. Dollars/Euros	1,011	755	1,314	973

As of August 2, 2014 and April 26, 2014, there was a net liability of $19 and $85, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 13. Subsequent Events

On September 4, 2014, our Board of Directors declared a dividend of $0.10 per share payable on September 26, 2014 to shareholders of record of our common stock on September 15, 2014.

Subsequent to the end of the first quarter, Daktronics Inc. acquired 100 percent ownership in Data Display, a European transportation display company, for an undisclosed amount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv,) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; and (xi.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 26, 2014 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada.

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include a number of displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules according to the customer's needs. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third quarter.  Our gross margins on large custom and large standard orders tend to fluctuate more than on small standard orders.  Large product orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the percentage of completion method of recognizing revenues for large custom orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

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

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experiences for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

High School Park and Recreation Business Unit: Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, each of the last three quarters is comprised of a 13 week period, and an additional week is added to the first quarter of that fiscal year. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 will be a 53-week year; therefore, the quarter ended August 2, 2014 contains operating results for 14 weeks while the quarter ended July 27, 2013 contains operating results for 13 weeks.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 2, 2014 AND JULY 27, 2013

Net Sales

	Three Months Ended
(in thousands)	August 2, 2014	July 27, 2013	Percent Change
Net Sales:
Commercial	$39,782	$33,701	18.0%
Live Events	75,674	55,077	37.4
High School Park and Recreation	20,111	17,917	12.2
Transportation	13,313	13,042	2.1
International	17,738	18,985	(6.6)
	$166,618	$138,722	20.1%
Orders:
Commercial	$41,773	$36,975	13.0%
Live Events	57,205	67,400	(15.1)
High School Park and Recreation	29,694	19,551	51.9
Transportation	11,302	13,969	(19.1)
International	20,705	21,388	(3.2)
	$160,679	$159,283	0.9%

Sales and orders were impacted as a result of the first quarter of fiscal 2015 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2014 contained 13 weeks.

Commercial: The increase in net sales for the three months ended August 2, 2014 compared to the same period one year ago was the net result of:

•
An increase of $6.0 million in sales in our billboard niche due to a number of shipments which moved into this quarter due to weather related issues at outdoor construction sites earlier in the calendar year.

•	An increase of $1.5 million in sales of large custom video contracts and in our national account niche. This was offset by a decrease of $1.5 million in sales in our on premise niche.

The increase in orders for the three months ended August 2, 2014 compared to the same period one year ago was the result of:

•	An increase of $5.6 million in orders of large custom video contracts due to a larger amount of available projects in the large custom video piece of our business in New York City and Las Vegas.

•	A decrease of $1.2 million in orders from the on premise niche resulting from order timing on national accounts, extended lead times, and timing on large valued orders.

Live Events:  The increase in net sales for the three months ended August 2, 2014 compared to the same period one year ago was primarily the net result of:

•
An increase of $27.9 million in sales related to National Football League ("NFL") and Canadian Football League ("CFL") stadiums manufactured and installed during the quarter related to orders received during the fourth quarter of fiscal 2014.

•	A net decrease of $6.8 million in sales related to video displays for multi-sport arenas and universities.

Orders decreased $10.2 million for the three months ended August 2, 2014 compared to the same period one year ago primarily due to the timing of a large NFL order last year and the decrease in multi-sport arenas and universities orders.

High School Park and Recreation: The increase in net sales for the three months ended August 2, 2014 compared to the same period one year ago was primarily the result of an order timing difference compared to last year. We experienced many orders pushed out from our fourth quarter of fiscal 2014 into the first quarter of fiscal 2015. The increase in sales is due to production and delivery on a higher volume of orders. Order transaction size also increased due to larger display sizes, which increased sales prices.

Orders increased $10.1 million for the three months ended August 2, 2014 compared to the same period one year ago primarily as the result of higher orders of video and sound systems as some orders pushed into this quarter from the fourth quarter of fiscal 2014 due to customer timing, increased opportunities in the marketplace, and an increase in the size of the display systems during the first quarter of fiscal 2015.

Transportation: Net sales for the three months ended August 2, 2014 compared to the same period one year ago were relatively flat. Although revenues were flat, we saw an increase in the number of traditional transportation projects during the first quarter of fiscal 2015 which offset the $2.3 million of sales recognized in the first quarter of fiscal 2014 for a major airport. No project of a similar size occurred during the first quarter of fiscal 2015.

Orders for the three months ended August 2, 2014 compared to the same period one year ago decreased primarily due to a reduction in the size of the orders with state transportation authorities.

International:  Net sales in our International business unit for the three months ended August 2, 2014 compared to the same period one year ago decreased.

The decrease in orders for the three months ended August 2, 2014 compared to the same period one year ago was mainly due to the timing and volatility of large orders.

Backlog

The product order backlog as of August 2, 2014 was $165 million as compared to $167 million as of July 27, 2013 and $172 million at the end of the fourth quarter of fiscal 2014.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our High School Park and Recreation and International business units and decreased in our Commercial, Live Events, and Transportation business units.

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

Gross Profit

	Three Months Ended
	August 2, 2014		July 27, 2013
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$11,266	28.3%	$9,432	28.0%
Live Events	15,371	20.3	11,347	20.6
High School Park and Recreation	8,159	40.6	5,859	32.7
Transportation	4,220	31.7	2,972	22.8
International	4,387	24.7	5,891	31.0
	$43,403	26.0%	$35,501	25.6%

The increase in our gross profit percentage for the three months ended August 2, 2014 compared to the same period one year ago was the net result of the following:

Commercial:  The gross profit percent increase for the three months ended August 2, 2014 compared to the same period one year ago was the result of overall gross margin improvement on product sales mix and lower warranty cost as a percent of sales.

Live Events: The gross profit percent decrease for the three months ended August 2, 2014 compared to the same period one year ago was the net result of project sales mix. We worked on a number of multi-million dollar projects which generally have lower margins due to increased subcontracted on-site work which traditionally has a lower margin than video equipment production.

High School Park and Recreation:  The gross profit percent increase for the three months ended August 2, 2014 compared to the same period one year ago was the result of improved manufacturing utilization with a higher level of sales along with an increase in margins related to changes in product sales mix. In addition, in the quarter ended August 2, 2014, we recognized a $1.3 million gain on the sale of our theatre rigging manufacturing division.

Transportation:  The gross profit percent increase for the three months ended August 2, 2014 compared to the same period one year ago was primarily due to improved product quality with less rework on large custom projects resulting in higher margins and lower warranty cost as a percent of sales.

International:  The gross profit percent decrease for the three months ended August 2, 2014 compared to the same period one year ago was primarily the result of decreased margins on large video display projects and low utilization of our international manufacturing facilities.

Selling Expense

	Three Months Ended
	August 2, 2014			July 27, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,356	10.9%	24.8%	$3,489	10.4%
Live Events	3,323	4.4	10.6	3,005	5.5
High School Park and Recreation	3,000	14.9	10.7	2,711	15.1
Transportation	939	7.1	13.7	826	6.3
International	3,428	19.3	(4.4)	3,586	18.9
	$15,046	9.0%	10.5%	$13,617	9.8%

All areas of selling expenses were impacted as a result of the first quarter of fiscal 2015 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2014 contained 13 weeks.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expenses in our Transportation and International business units remained relatively flat in the three months ended August 2, 2014 compared to the same period one year ago.

Selling expense in our Commercial, Live Events, and High School Park and Recreation business units increased $0.9 million, $0.3 million, and $0.3 million, respectively, in the first quarter of fiscal 2015 compared to the same quarter a year ago which mainly related to increases in payroll, travel and entertainment expenses, the implementation of a sales opportunity management tool and various other expenses.

Other Operating Expenses

	Three Months Ended
	August 2, 2014			July 27, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,937	4.8%	8.7%	$7,299	5.3%
Product design and development	$6,803	4.1%	13.6%	$5,989	4.3%

All areas of operating expenses were impacted as a result of the first quarter of fiscal 2015 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2014 contained 13 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies. General and administrative expenses in the first quarter of fiscal 2015 increased as compared to the same period one year ago. The increase was primarily due to a $0.8 million net increase in payroll and benefits, information technology, professional fees, and other expenses. We incurred $0.3 million in general and administration expense for the professional fee costs of the Data Display acquisition .

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offers improved performance at a lower cost point over our current offerings. In addition, we continue to focus on various other products to standardize display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the first quarter of fiscal 2015 as compared to the same period one year ago increased primarily due to compliance testing.

Other Income and Expenses

	Three Months Ended
	August 2, 2014			July 27, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$232	0.1%	1.8%	$228	0.2%
Other (expense) income, net	$(172)	(0.1)%	(56.1)%	$(392)	(0.3)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, in the first quarter of fiscal 2015 compared to the same period one year ago remained relatively flat. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net:  Other income and expense, net decreased for the first quarter of fiscal 2015 as compared to the same period one year ago primarily due to foreign currency gain or loss.

Income Taxes

Our effective tax rate was 36.1 percent for the first quarter of fiscal 2015 as compared to an effective tax rate of 32.2 percent for the first quarter of fiscal 2014.  Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, and the recognition of discrete events. In addition, our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country. In comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014, changes in our effective tax rate were the net result of the following:

•
A decrease in the effective tax rate of approximately 2.3 percentage points from the research and development tax credit in the first quarter of fiscal 2014 as compared to no credit in the first quarter of fiscal 2015 due to the expiration of the tax credit on December 31, 2013.

•
A decrease in the effective tax rate of approximately 1.6 percentage points due to a change in estimate of state income and franchise taxes accrued during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2015.

•
Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	August 2, 2014	July 27, 2013	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$24,461	$(4,226)	(678.8)%
Investing activities	(5,340)	(5,959)	(10.4)
Financing activities	(4,146)	(8,175)	(49.3)
Effect of exchange rate changes on cash	29	(146)	(119.9)
Net increase (decrease) in cash and cash equivalents	$15,004	$(18,506)	(181.1)%

Cash flows from operating activities:  The increase in cash from operating activities of $28.7 million for the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 was the net result of an increase for changes in net operating assets and liabilities of $27.0 million, an increase of $0.2 million in our deferred income taxes, net, an increase of $3.0 million in net income, plus a $1.1 million gain on sale of property, equipment and other assets, adjusted by a $0.1 million decrease in depreciation and amortization and a decrease of $0.3 million in other non-cash items, net.

The most significant drivers of cash generated from operating activities in the first three months of fiscal 2015 were the net result of the following:

•	Net income of $8.7 million.

•	Depreciation, amortization, share-based compensation, and other various non-cash activities of $4.8 million.

•
Cash generated of $34.8 million because of changes in balances as of August 2, 2014 and July 27, 2013 of $1.5 million from construction-type contracts due to the timing of billing and production schedules; a $19.2 million decrease in accounts receivable; a $1.6 million decrease in income taxes; a $2.2 million increase in warranty obligations; a $5.7 million decrease in inventory; $0.6 million of net collections of long-term receivables during this period; a $1.2 million increase in marketing obligations and other payables; and $2.8 million of various other operating account changes.

•
Cash consumed of $7.3 million because of changes in balances as of August 2, 2014 and July 27, 2013 consisting of a $2.9 million decrease in customer deposits, a $2.1 million decrease in accounts payable, and a $2.4 million increase in prepaid expenses.

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

Cash flows from investing activities:  The decrease in cash used in investing activities for the first three months of fiscal 2015 as compared to the same period in fiscal 2014 was the result of the following:

•
An increase in purchases of property and equipment of $4.1 million.  During the first three months of fiscal 2015, we invested $2.6 million in manufacturing equipment, $4.5 million in product demonstration equipment, $1.2 million in information systems infrastructure, including software, and $0.1 million in other assets.  Capital expenditures are expected to be approximately $25.0 million for all of fiscal 2015.

•	$3.5 million received for the disposition of our division of automated rigging systems for theatre applications during the first quarter of fiscal 2015.

•	An increase in the net cash invested in marketable securities, net of sales and maturities of $0.6 million.

•	An increase of $0.7 million for investment in affiliates and equity investment.

Cash flows from financing activities:  The decrease in cash used in financing activities for the first three months of fiscal 2015 as compared to the same period in fiscal 2014 was primarily the result of the payment in the first quarter of 2014 of $3.4 million in debt assumed in the acquisition of OPEN. Dividends decreased $0.7 million in the first quarter of 2015 compared to the same period in fiscal 2014.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of August 2, 2014 was approximately $6.8 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $145.7 million at August 2, 2014 and $140.5 million at April 26, 2014.  The increase in working capital was primarily the result of higher sales, increases in cash, and accounts receivable. Partially offsetting these items were decreases in costs and estimated earnings in excess of billings and increases among customer deposits and accounts payable. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at August 2, 2014.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of August 2, 2014, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $5.7 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. As of August 2, 2014, there were no advances outstanding and approximately $4.1 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of August 2, 2014 and April 26, 2014.  The minimum fixed charge coverage ratio as of April 26, 2014 was 56-to-1, and the ratio of interest-bearing debt to EBITDA as of August 2, 2014 was .04-to-1.

On May 22, 2014, our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock for the fiscal year ended April 26, 2014, payable on June 13, 2014.

On September 4, 2014, our Board of Directors declared a dividend of $0.10 per share payable on September 26, 2014 to shareholders of record of our common stock on September 15, 2014.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At August 2, 2014, we had $15.5 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through August 2, 2014, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the first quarter of fiscal 2015, net sales originating outside the United States were 14.9 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, and Belgium. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.8 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $9.8 million, and all contracts mature within fourteen months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 12 of the Notes to our Consolidated Financial Statements included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of August 2, 2014, our outstanding marketing obligations were $0.9 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of August 2, 2014, our outstanding long-term receivables were $11.8 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of $(0.1) million.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (in thousands)
	2015	2016	2017	2018	2019	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$3,222	$2,749	$2,105	$1,599	$1,074	$1,092
Average interest rate	8.7%	8.7%	8.6%	8.5%	8.5%	9.0%
Liabilities:
Long and short-term debt:
Variable-rate	$107	$740	$469	$490	$512	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$327	$263	$102	$79	$48	$23
Average interest rate	8.8%	8.9%	8.8%	8.9%	9.0%	9.0%

Of our $60.1 million in cash balances at August 2, 2014, $49.8 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 2, 2014, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 2, 2014, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 2, 2014, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 26, 2014.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended August 2, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 5, 2014

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended August 2, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.