Form 10-Q
period 2014-11-01
DAKTRONICS INC /SD/
filed 2014-12-05
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2014

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 1, 2014 was 43,557,540.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended November 1, 2014

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	November 1, 2014	April 26, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,435	$45,054
Restricted cash	777	514
Marketable securities	25,441	25,398
Accounts receivable, net	95,260	82,500
Inventories, net	62,824	62,228
Costs and estimated earnings in excess of billings	29,855	33,400
Current maturities of long-term receivables	3,768	5,235
Prepaid expenses and other assets	7,404	6,758
Deferred income taxes	10,743	10,694
Income tax receivables	2,780	2,459
Total current assets	296,287	274,240

Long-term receivables, less current maturities	7,125	7,877
Goodwill	5,441	4,558
Intangibles, net	2,149	2,680
Investment in Affiliates and Other Assets	1,392	826
Deferred income taxes	1,737	2,000
	17,844	17,941
PROPERTY AND EQUIPMENT:
Land	2,180	2,539
Buildings	63,680	59,363
Machinery and equipment	77,467	72,787
Office furniture and equipment	15,908	15,754
Computer software and hardware	47,718	45,329
Equipment held for rental	803	868
Demonstration equipment	7,155	7,532
Transportation equipment	5,083	4,823
	219,994	208,995
Less accumulated depreciation	148,569	143,725
	71,425	65,270
TOTAL ASSETS	$385,556	$357,451

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	November 1, 2014	April 26, 2014
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$47	$—
Accounts payable	54,190	45,913
Accrued expenses	27,224	23,462
Warranty obligations	13,738	14,476
Billings in excess of costs and estimated earnings	22,429	22,483
Customer deposits (billed or collected)	19,441	17,654
Deferred revenue (billed or collected)	9,465	7,722
Current portion of other long-term obligations	804	809
Income taxes payable	1,037	1,162
Deferred income taxes	25	27
Total current liabilities	148,400	133,708

Long-term warranty obligations	15,299	12,774
Long-term deferred revenue (billed or collected)	4,928	4,978
Other long-term obligations, less current maturities	2,913	2,871
Deferred income taxes	2	1
Total long-term liabilities	23,142	20,624
TOTAL LIABILITIES	171,542	154,332

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,392,822 and 43,166,731 shares issued at November 1, 2014 and April 26, 2014, respectively	46,682	43,935
Additional paid-in capital	31,370	29,923
Retained earnings	137,093	129,266
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(1,122)	4
TOTAL SHAREHOLDERS' EQUITY	214,014	203,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$385,556	$357,451

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Net sales	$173,115	$161,639	$339,733	$300,361
Cost of goods sold	132,238	118,274	255,453	221,494
Gross profit	40,877	43,365	84,280	78,867

Operating expenses:
Selling expense	14,665	13,304	29,711	26,922
General and administrative	7,820	6,804	15,757	14,103
Product design and development	6,150	5,692	12,953	11,681
	28,635	25,800	58,421	52,706
Operating income	12,242	17,565	25,859	26,161

Nonoperating income (expense):
Interest income	275	312	575	655
Interest expense	(56)	(12)	(124)	(127)
Other (expense) income, net	(225)	278	(397)	(114)

Income before income taxes	12,236	18,143	25,913	26,575
Income tax expense	4,499	6,353	9,431	9,066
Net income	$7,737	$11,790	$16,482	$17,509

Weighted average shares outstanding:
Basic	43,405	42,709	43,350	42,639
Diluted	43,798	43,002	43,926	43,023

Earnings per share:
Basic	$0.18	$0.28	$0.38	$0.41
Diluted	$0.18	$0.27	$0.38	$0.41

Cash dividend declared per share	$0.100	$0.090	$0.200	$0.210

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Net income	$7,737	$11,790	$16,482	$17,509

Other comprehensive loss:
Cumulative translation adjustments	(978)	290	(1,115)	323
Unrealized (loss) gain on available-for-sale securities, net of tax	(4)	11	(11)	(20)
Total other comprehensive loss, net of tax	(982)	301	(1,126)	303
Comprehensive income	$6,755	$12,091	$15,356	$17,812

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	November 1, 2014	October 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,482	$17,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,377	7,190
Amortization	124	181
Amortization of premium/discount on marketable securities	91	116
Gain on sale of property, equipment and other assets	(1,202)	(76)
Share-based compensation	1,564	1,456
Excess tax benefits from share-based compensation	(31)	(19)
Provision for doubtful accounts	(136)	364
Deferred income taxes, net	301	578
Change in operating assets and liabilities	11,764	3,719
Net cash provided by operating activities	36,334	31,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,699)	(6,285)
Proceeds from sale of property, equipment and other assets	4,001	133
Purchases of marketable securities	(6,451)	(4,422)
Proceeds from sales or maturities of marketable securities	6,316	2,958
Acquisitions, net of cash acquired	(5,915)	(1,298)
Net cash used in investing activities	(14,748)	(8,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(229)	—
Proceeds from exercise of stock options	1,010	2,145
Excess tax benefits from share-based compensation	31	19
Principal payments on long-term obligations	(930)	(3,640)
Dividends paid	(8,656)	(8,934)
Net cash used in financing activities	(8,774)	(10,410)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(431)	(86)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,381	11,608

CASH AND CASH EQUIVALENTS:
Beginning of period	45,054	40,628
End of period	$57,435	$52,236

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$217	$47
Income taxes, net of refunds	9,812	10,832

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	39	259
Purchase of property and equipment included in accounts payable	1,516	699
Contributions of common stock under the employee stock purchase plan	1,737	766

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted.  The balance sheet at April 26, 2014 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 26, 2014, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period of that fiscal year. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 will be a 53-week year; therefore, the six months ended November 1, 2014 contains operating results for 27 weeks while the six months ended October 26, 2013 contained operating results for 26 weeks.

Certain reclassifications have been made to conform the fiscal 2014 amounts to the fiscal 2015 classifications for comparative purposes.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended November 1, 2014 and October 26, 2013:

	Net income	Shares	Per share income
For the three months ended November 1, 2014
Basic earnings per share	$7,737	43,405	$0.18
Dilution associated with stock compensation plans	—	393	—
Diluted earnings per share	$7,737	43,798	$0.18
For the three months ended October 26, 2013
Basic earnings per share	$11,790	42,709	$0.28
Dilution associated with stock compensation plans	—	293	(0.01)
Diluted earnings per share	$11,790	43,002	$0.27
For the six months ended November 1, 2014
Basic earnings per share	$16,482	43,350	$0.38
Dilution associated with stock compensation plans	—	576	—
Diluted earnings per share	$16,482	43,926	$0.38
For the six months ended October 26, 2013
Basic earnings per share	$17,509	42,639	$0.41
Dilution associated with stock compensation plans	—	384	—
Diluted earnings per share	$17,509	43,023	$0.41

Options outstanding to purchase 1,546 shares of common stock with a weighted average exercise price of $18.12 for the three months ended November 1, 2014 and 2,356 shares of common stock with a weighted average exercise price of $15.66 for the three months ended October 26, 2013 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,494 shares of common stock with a weighted average exercise price of $18.34 for the six months ended November 1, 2014 and 2,312 shares of common stock with a weighted average exercise price of $15.85 for the six months ended October 26, 2013 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International business units. These segments are based on the type of customer or geography.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit (formerly known as our Schools and Theatres business unit) primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Upon the sale of our automated rigging systems for theatre applications in July 2014, we changed the name of this business unit. Other than such sale, there was no change to the composition of the segment. Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Net sales:
Commercial	$43,928	$44,973	$83,710	$78,674
Live Events	62,641	58,175	138,315	113,252
High School Park and Recreation	24,243	18,823	44,354	36,740
Transportation	12,015	15,238	25,328	28,280
International	30,288	24,430	48,026	43,415
	173,115	161,639	339,733	300,361

Contribution margin:
Commercial	9,208	10,179	16,120	16,123
Live Events	6,510	10,287	18,557	18,629
High School Park and Recreation	4,431	2,355	9,589	5,503
Transportation	2,429	4,760	5,710	6,905
International	3,634	2,480	4,593	4,785
	26,212	30,061	54,569	51,945

Non-allocated operating expenses:
General and administrative	7,820	6,804	15,757	14,103
Product design and development	6,150	5,692	12,953	11,681
Operating income	12,242	17,565	25,859	26,161

Nonoperating income (expense):
Interest income	275	312	575	655
Interest expense	(56)	(12)	(124)	(127)
Other (expense) income, net	(225)	278	(397)	(114)

Income before income taxes	12,236	18,143	25,913	26,575
Income tax expense	4,499	6,353	9,431	9,066
Net income	$7,737	$11,790	$16,482	$17,509

Depreciation and amortization:
Commercial	$1,218	$1,065	$2,425	$2,117
Live Events	1,168	1,115	2,315	2,262
High School Park and Recreation	468	529	921	1,075
Transportation	278	278	543	564
International	305	183	555	419
Unallocated corporate depreciation	348	379	742	934
	$3,785	$3,549	$7,501	$7,371

No single geographic area comprises a material amount of net sales or long-lived assets (net of accumulated depreciation) other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Net sales:
United States	$138,211	$133,312	$280,041	$249,082
Outside U.S.	34,904	28,327	59,692	51,279
	$173,115	$161,639	$339,733	$300,361

	November 1, 2014	April 26, 2014
Long-lived assets:
United States	$66,147	$60,846
Outside U.S.	5,278	4,424
	$71,425	$65,270

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not more-likely-than-not we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of November 1, 2014, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of November 1, 2014 and April 26, 2014, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of November 1, 2014
Certificates of deposit	$10,417	$—	$—	$10,417
U.S. Government securities	1,500	2	—	1,502
U.S. Government sponsored entities	7,149	—	(9)	7,140
Municipal obligations	6,373	9	—	6,382
	$25,439	$11	$(9)	$25,441
Balance as of April 26, 2014
Certificates of deposit	$7,734	$—	$—	$7,734
U.S. Government securities	2,000	2	—	2,002
U.S. Government sponsored entities	8,349	—	(8)	8,341
Municipal obligations	7,309	12	—	7,321
	$25,392	$14	$(8)	$25,398

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” and into earnings based on the specific identification method. In the six months ended November 1, 2014 and October 26, 2013, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial. Realized gains and losses on sales or maturities of investments were immaterial in the six months ended November 1, 2014 and October 26, 2013.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of November 1, 2014 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$3,463	$6,954	$10,417
U.S. Government securities	1,001	501	1,502
U.S. Government sponsored agencies	—	7,140	7,140
Municipal obligations	4,503	1,879	6,382
	$8,967	$16,474	$25,441

Note 5. Business Combination

We acquired 100 percent ownership in Data Display, a European transportation display company, on August 11, 2014 for an undisclosed amount.

Data Display is a European based company focused on the design and manufacture of transportation displays. This acquisition will combine our organizations to better service transportation customers world-wide and broaden our leadership position on a global scale. This acquisition included a manufacturing plant in Ireland to manufacture transportation displays. This acquisition was funded with cash on hand. The results of operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements.

During the second quarter of fiscal 2015, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date. The excess of purchase price over the net tangible and intangible assets was recorded as goodwill of $1.1 million. Included in the purchase price allocation were acquired identifiable intangibles valued at $0.5 million representing trademarks and technology with a useful life of 20 years and customer relationships valued at $0.1 million with a useful life of 18 years. The purchase price allocation is expected to be completed by the end of fiscal 2015.

Data Display's $2.4 million of net sales were included in the International business unit results and $1.0 million of net sales were included in the Transportation business unit results during the three months ended November 1, 2014. General and administrative expenses included $0.4 million for the six months ended November 1, 2014 for professional fees relating to the acquisition.

Note 6. Sale of Theatre Rigging Manufacturing

In July 2014, we sold our automated rigging systems for theatre applications. Related to the sale, we recorded a $1.3 million gain which is included in cost of goods sold in the High School Park and Recreation business unit. In connection with the sale, we changed the name of the business unit from Schools and Theatres to High School Park and Recreation to more accurately describe it.

As part of the transaction, we sold assets of $2.8 million that primarily consisted of accounts receivable, patents, inventory, and manufacturing equipment net of $0.4 million of accounts payable.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended November 1, 2014 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 26, 2014	$2,381	$723	$129	$1,325	$4,558
Disposal of automated rigging systems for theatre applications	(22)	—	—	—	(22)
Acquisition, net of cash required	—	—	—	1,099	1,099
Foreign currency translation	(6)	—	(7)	(181)	(194)
Balance as of November 1, 2014	$2,353	$723	$122	$2,243	$5,441

We perform an analysis of goodwill on an annual basis. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third quarter in fiscal 2014, which was October 27, 2013. The result of the analysis indicated no goodwill impairment existed as of that date. We are currently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter.

Note 8. Inventories

Inventories consisted of the following:

	November 1, 2014	April 26, 2014
Raw materials	$26,785	$27,660
Work-in-process	10,229	11,835
Finished goods	25,810	22,733
	$62,824	$62,228

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,403 and $2,539 at November 1, 2014 and April 26, 2014, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $10,893 and $13,112 as of November 1, 2014 and April 26, 2014, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $12,790 as of November 1, 2014 and $14,892 as of April 26, 2014.  Included in accounts receivable as of November 1, 2014 and April 26, 2014 was $456 and $2,098, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

Note 10. Commitments and Contingencies

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

As of November 1, 2014, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 as of November 1, 2014 and April 26, 2014.  In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the six months ended November 1, 2014 consisted of the following:

Amount
Beginning accrued warranty costs	$27,250
Warranties issued during the period	6,320
Settlements made during the period	2,433
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	(6,966)
Ending accrued warranty costs	$29,037

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of November 1, 2014, we had outstanding letters of credit and surety bonds in the amount of $8,658 and $4,471, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally less than one year.

Leases:  We lease vehicles, office space and various equipment for sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facility in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $1,377 and $1,388 for the six months ended November 1, 2014 and October 26, 2013, respectively.

Future minimum payments under non-cancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at November 1, 2014:

Fiscal years ending	Amount
2015	$1,369
2016	2,266
2017	1,183
2018	255
2019	18
$5,091

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods extending beyond one year.  As of November 1, 2014, we were obligated under the following conditional and unconditional purchase commitments, which included $800 in conditional purchase commitments.

Fiscal years ending	Amount
2015	$1,473
2016	1,791
2017	1,000
2018	250
2019	100
$4,614

Note 11. Income Taxes

We are subject to US Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2011, 2012, and 2013 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of November 1, 2014, we had $501 of unrecognized tax benefits which would affect our effective tax rate if recognized.

Note 12. Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 1, 2014 and April 26, 2014 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of November 1, 2014
Cash and cash equivalents	$57,435	$—	$57,435
Restricted cash	777	—	777
Available-for-sale securities:
Certificates of deposit	—	10,417	10,417
U.S. Government securities	1,502	—	1,502
U.S. Government sponsored entities	—	7,140	7,140
Municipal obligations	—	6,382	6,382
Derivatives - currency forward contracts	—	194	194
	$59,714	$24,133	$83,847
Balance as of April 26, 2014
Cash and cash equivalents	$45,054	$—	$45,054
Restricted cash	514	—	514
Available-for-sale securities:
Certificates of deposit	—	7,734	7,734
U.S. Government securities	2,002	—	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	—	7,321	7,321
Derivatives - currency forward contracts	—	(85)	(85)
	$47,570	$23,311	$70,881

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on valuation from a third-party bank. See Note 13. Derivative Financial Instruments for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We will utilize the fair value measurement standard to value the assets and liabilities for the business combination involving Data Display, which occurred during the second quarter of fiscal 2015. See Note 5. Business Combination for more information. We utilized the fair value measurement standard, primarily Level 3 inputs, to value the assets and liabilities for the business combination involving OPEN, which occurred during the first three months of fiscal 2014. We did not make any material business combinations or recognize any significant impairment losses during fiscal 2014.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of November 1, 2014 and April 26, 2014, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at November 1, 2014 and April 26, 2014 were as follows:

	November 1, 2014		April 26, 2014
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,249	1,399	455	512
U.S. Dollars/Canadian Dollars	3,828	4,308	—	—
U.S. Dollars/British Pounds	1,723	1,053	2,484	1,500
U.S. Dollars/Singapore Dollars	1,022	1,300	1,035	1,300
U.S. Dollars/New Zealand Dollars	893	1,090	—	—
U.S. Dollars/Euros	2,371	1,853	1,314	973

As of November 1, 2014 and April 26, 2014, there was a net asset and liability of $194 and $85, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On December 4, 2014, our Board of Directors declared a dividend of $0.10 per share payable on December 26, 2014 to shareholders of record of our common stock on December 15, 2014.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation (formerly known as Schools and Theatres), and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in Note 3. Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit (formerly known as our Schools and Theatres business unit) primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities. Upon the sale of our automated rigging systems for theatre applications in July 2014, we changed the name of this business unit. Other than such sale, there was no change to the composition of the segment. Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

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

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
The growing interest in our standard display products used in many different retail-type establishments and other types of commercial establishments.  The demand in this area is driven by these establishments' desire to attract the attention of motorists and others into their store.  It is also driven by the need to communicate messages to the public.  National accounts may replace their displays reaching end of life, which could lead to increased sales. Furthermore, we believe in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increased sales.

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

•
The continued deployment of digital billboards as Out-of-Home ("OOH") companies continue developing new sites and start to replace digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large OOH companies.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily by the federal government, along with the continuing acceptance of private public partnerships as an alternative funding source.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period of that fiscal year. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 will be a 53-week year; therefore, the six months ended November 1, 2014 contains operating results for 27 weeks while the six months ended October 26, 2013 contained operating results for 26 weeks.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 1, 2014 AND OCTOBER 26, 2013

Net Sales

	Three Months Ended
(in thousands)	November 1, 2014	October 26, 2013	Percent Change
Net sales:
Commercial	$43,928	$44,973	(2.3)%
Live Events	62,641	58,175	7.7
High School Park and Recreation	24,243	18,823	28.8
Transportation	12,015	15,238	(21.2)
International	30,288	24,430	24.0
	$173,115	$161,639	7.1%
Orders:
Commercial	$44,503	$38,147	16.7%
Live Events	46,216	36,160	27.8
High School Park and Recreation	13,520	14,142	(4.4)
Transportation	12,161	11,708	3.9
International	32,702	26,797	22.0
	$149,102	$126,954	17.4%

Commercial: The decrease in net sales for the three months ended November 1, 2014 compared to the same period one year ago was the net result of a decrease in sales of national accounts and on-premise niches due to differences in timing and variability of project deliveries as compared to the same period one year ago, which was offset by a slight increase in our billboard niche.

The increase in orders for the three months ended November 1, 2014 compared to the same period one year ago was the result of:

•	An increase of $5.3 million in orders of large custom video contracts due to timing of order bookings.

•	An increase of $3.7 million in orders from our billboard niche resulting from timing of orders from a national billboard customer.

•	A decrease of $2.6 million in orders from our on-premise and national accounts niches mainly due to the timing and volatility of orders and timing of renewals for extended service agreements.

Live Events:  The increase in net sales for the three months ended November 1, 2014 compared to the same period one year ago was primarily the net result of:

•
A net increase of $8.2 million in sales of systems related to National Basketball Association ("NBA") and National Hockey League ("NHL") stadiums that were manufactured and installed during the second quarter of fiscal 2015 related to orders received during the first quarter of fiscal 2015.

•	A net decrease of $3.7 million in sales related to video displays for universities and the National Football League ("NFL") stadiums.

Orders increased $10.1 million for the three months ended November 1, 2014 compared to the same period one year ago primarily due to the timing of two orders for Major League Baseball ("MLB") stadiums.

High School Park and Recreation: The increase in net sales for the three months ended November 1, 2014 compared to the same period one year ago was primarily due to production and delivery on a higher volume of orders year to date. Order transaction size increased due to larger display sizes.

Orders remained relatively flat for the three months ended November 1, 2014 compared to the same period one year ago primarily due to the timing of orders.

Transportation: Net sales for the three months ended November 1, 2014 compared to the same period one year ago decreased due to the result of $3.4 million of sales recognized during fiscal 2014 for two major state transportation authorities. No project of similar size occurred during the second quarter of fiscal 2015, and overall order volume is down for the year, impacting the second quarter. We completed the acquisition of Data Display during the second quarter of fiscal 2015. Data Display's sales in the Transportation business unit were $1.0 million during the three months ended November 1, 2014.

Orders for the three months ended November 1, 2014 compared to the same period one year ago increased primarily due to the timing of orders and inclusion of Data Display's order volume.

International:  Net sales in our International business unit for the three months ended November 1, 2014 compared to the same period one year ago increased mainly due to $8.0 million in sales recognized during the quarter for a multi-million dollar sports stadium project and for the delivery of a large billboard project. Data Display sales in the International business unit were $2.4 million during the three months ended November 1, 2014.

The increase in orders of $5.9 million for the three months ended November 1, 2014 compared to the same period one year ago was mainly due to orders received from stadiums. Data Display's orders included in the International business unit results were $1.3 million during the three months ended November 1, 2014.

Backlog

The product order backlog as of November 1, 2014 was $146 million as compared to $132 million as of October 26, 2013 and $165 million at the end of the first quarter of fiscal 2015.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our High School Park and Recreation, Commercial, Live Events, and International business units and decreased in our Transportation business unit.

Backlog is not a measure defined by US generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Our backlog is equal to the amount of net sales expected to be recognized in future periods on standard product and contract sales evidenced by an arrangement with fixed and determinable prices and with collectability reasonably assured. Backlog may not be indicative of future operating results, and arrangements in our backlog may be canceled, modified or otherwise altered; therefore, it is not necessarily indicative of future sales or net income.

Gross Profit

	Three Months Ended
	November 1, 2014		October 26, 2013
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,290	30.3%	$13,992	31.1%
Live Events	10,010	16.0	13,277	22.8
High School Park and Recreation	6,952	28.7	4,927	26.2
Transportation	3,666	30.5	5,616	36.9
International	6,959	23.0	5,553	22.7
	$40,877	23.6%	$43,365	26.8%

The decrease in our gross profit percentage for the three months ended November 1, 2014 compared to the same period one year ago was the net result of the mix of larger projects with lower margins and additional expenditures for overtime, expediting, and shipping costs to meet critical event dates for our customers. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended November 1, 2014 compared to the same period one year ago was the result of product mix and the overall competitiveness of large custom contracts, which generally have lower margins, offset by lower warranty cost as a percent of sales.

Live Events: The gross profit percent decrease for the three months ended November 1, 2014 compared to the same period one year ago was the result of the increased mix of large custom contracts, increased installation activity on the mix of business, and the higher than anticipated volumes of business which stretched our capacity in various areas of the company including: design engineering, manufacturing installation and training. Additional dollars were spent on overtime, expediting and shipping costs to meet critical event dates for sports customers. The installation activity generally lowers margins per project as we outsource subcontracted on-site work at general contracting rates which generally has a lower margin than video equipment production.

High School Park and Recreation:  The gross profit percent increase for the three months ended November 1, 2014 compared to the same period one year ago was the result of an increase in large display sizes and improved margins related to volume manufacturing efficiencies.

Transportation:  The gross profit percent decrease for the three months ended November 1, 2014 compared to the same period one year ago was primarily due to fewer large procurement contracts causing non-utilized manufacturing capacity, offset by lower warranty costs as a percent of sales.

International:  The gross profit percent increase for the three months ended November 1, 2014 compared to the same period one year ago was primarily the result of increased margins on contracts and lower warranty costs as a percent of sales.

Selling Expense

	Three Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,082	9.3%	7.1%	$3,812	8.5%
Live Events	3,500	5.6	17.1	2,990	5.1
High School Park and Recreation	2,521	10.4	(2.0)	2,572	13.7
Transportation	1,237	10.3	44.5	856	5.6
International	3,325	11.0	8.2	3,074	12.6
	$14,665	8.5%	10.2%	$13,304	8.2%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Live Events, Transportation, and International business units increased $0.3 million, $0.5 million, $0.4 million, and $0.3 million, respectively, in the second quarter of fiscal 2015 compared to the same quarter a year ago, which was mainly related to increases in personnel expenses, marketing expenses, travel and entertainment expenses, the implementation of a sales opportunity management tool, the additional costs associated with the Data Display sales teams, and various other expenses, with a slight reduction in bad debt expense.

Selling expenses in our High School Park and Recreation business unit remained relatively flat in the three months ended November 1, 2014 compared to the same period one year ago.

Other Operating Expenses

	Three Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,820	4.5%	14.9%	$6,804	4.2%
Product design and development	$6,150	3.6%	8.0%	$5,692	3.5%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the second quarter of fiscal 2015 increased as compared to the same period one year ago primarily due to increases in personnel expenses, professional fees, the addition of Data Display costs and other expenses. We incurred $0.1 million in general and administration expense for the professional fees related to the Data Display acquisition during the quarter.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the second quarter of fiscal 2015 as compared to the same period one year ago increased primarily due to an increase in material for the development of new products and labor costs.

Other Income and Expenses

	Three Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$219	0.1%	(27.0)%	$300	0.2%
Other (expense) income, net	$(225)	(0.1)%	(180.9)%	$278	0.2%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the second quarter of fiscal 2015 compared to the same period one year ago decreased slightly, as a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment. It is difficult to project changes in interest income.

Other (expense) income, net:  Other income and expense, net decreased for the second quarter of fiscal 2015 as compared to the same period one year ago primarily due to unrealized foreign currency losses from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

Our effective tax rate was 36.8 percent for the second quarter of fiscal 2015 as compared to an effective tax rate of 35.0 percent for the second quarter of fiscal 2014.  Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, and the recognition of discrete events. In comparing the second quarter of fiscal 2015 to the second quarter of fiscal 2014, changes in our effective tax rate were the net result of the following:

•
The effective tax rate for the second quarter of 2014 was reduced by a decrease in the effective tax rate of approximately 1.9 percent from the research and development tax credit as compared to no credit in the second quarter of fiscal 2015 due to the expiration of the tax credit on December 31, 2013.

•
Our effective tax rate can vary significantly due to the mix of pre-tax income and permanent adjustments to taxable income in different countries and the estimate of the annual effective rate in each country.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 1, 2014 AND OCTOBER 26, 2013

Net Sales

	Six Months Ended
(in thousands)	November 1, 2014	October 26, 2013	Percent Change
Net sales:
Commercial	$83,710	$78,674	6.4%
Live Events	138,315	113,252	22.1
High School Park and Recreation	44,354	36,740	20.7
Transportation	25,328	28,280	(10.4)
International	48,026	43,415	10.6
	$339,733	$300,361	13.1%
Orders:
Commercial	$86,276	$75,122	14.8%
Live Events	103,421	103,560	(0.1)
High School Park and Recreation	43,214	33,693	28.3
Transportation	23,463	25,677	(8.6)
International	53,407	48,185	10.8
	$309,781	$286,237	8.2%

Sales and orders were impacted as a result of the six months ended November 1, 2014 including 27 weeks compared to the more common 26 weeks. The six months ended October 26, 2013 contained 26 weeks.

Commercial: The increase in the net sales for the six months ended November 1, 2014 compared to the same period one year ago was the net result of an increase of approximately $6.7 million in sales in the billboard niche due to a number of shipments which moved from fiscal 2014 into fiscal 2015 due to weather related issues at outdoor construction sites earlier in the calendar year. In addition, there was a slight increase in our large custom video contracts, which was offset by decreases in our on-premise and national account niches.

The increase in orders of $11.2 million for the six months ended November 1, 2014 compared to the same period one year ago was the result of an increase in orders in our large custom video contracts and billboard niches, which was offset by a decrease in orders in our on-premise and national account niches.

Live Events:  The increase in net sales for the six months ended November 1, 2014 compared to the same period one year ago was primarily the net result of an increase in orders during the fourth quarter of fiscal 2014 resulting from $27.2 million in sales to NFL and Canadian Football League ("CFL") stadiums, $5.2 million in sales to NBA stadiums and $3.8 million in sales to NHL stadiums, and a net decrease of $13.4 million in sales to multi-sport arenas and universities.

Orders for the six months ended November 1, 2014 compared to the same period one year ago were relatively flat.

High School Park and Recreation:  The increase in net sales for the six months ended November 1, 2014 compared to the same period one year ago was primarily the result of a difference in order timing. We experienced many orders that were pushed out from our fourth quarter of fiscal 2014 into the first six months of fiscal 2015. The increase in sales is due to production and delivery on a higher volume of orders. Order transaction size also increased due to larger display sizes, which increased sales prices.

Orders for the six months ended November 1, 2014 increased compared to the same period one year ago primarily as the result of higher orders of video and sound systems as some orders pushed into the first six months of fiscal 2015 from the fourth quarter of fiscal 2014 due to customer timing, increased opportunities in the market place, and an increase in the size of the display systems.

Transportation:  The decrease in net sales for the six months ended November 1, 2014 compared to the same period one year ago was primarily the result of $3.6 million in sales recognized during the first six months of fiscal 2014 for two significant state transportation authorities with no sales from recurring projects of a similar size recognized during fiscal 2015. We completed the acquisition of Data Display during the second quarter of fiscal 2015. Data Display's Transportation business unit sales results were $1.0 million for the six months ended November 1, 2014.

The decrease in orders for the six months ended November 1, 2014 compared to the same period one year ago was primarily due to a reduction in the size of the orders with the state transportation authorities. Data Display Transportation business unit orders were $1.0 million for the six months ended November 1, 2014.

International:  The increase in net sales for the six months ended November 1, 2014 compared to the same period one year ago was the result of $8.0 million in sales recognized from a multi-million dollar sports stadium project and for a delivery of a large billboard project. Data Display's International business unit sales results were $2.4 million for the six months ended November 1, 2014.

Orders for the six months ended November 1, 2014 increased compared to the same period one year ago primarily due to the timing and volatility of large orders. Data Display's International business unit orders were $1.3 million for the six months ended November 1, 2014.

Gross Profit

	Six Months Ended
	November 1, 2014		October 26, 2013
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$24,556	29.3%	$23,424	29.8%
Live Events	25,381	18.4	24,624	21.7
High School Park and Recreation	15,111	34.1	10,787	29.4
Transportation	7,886	31.1	8,588	30.4
International	11,346	23.6	11,444	26.4
	$84,280	24.8%	$78,867	26.3%

The decrease in our gross profit percentage for the six months ended November 1, 2014 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease in the Commercial business unit for the six months ended November 1, 2014 compared to the same period one year ago was the result of the product mix of sales, offset by lower warranty costs as a percent of sales.

Live Events:  The gross profit percent decrease in the Live Events business unit for the six months ended November 1, 2014 compared to the same period one year ago was the result of overall gross margin decline in our professional sport contracts due to the result of increased mix of large custom contracts, and increased mix of of subcontracted installation activity on the mix of business, and the higher than anticipated volumes of business during the second quarter which stretched our capacity in various areas of the company including: design engineering, manufacturing, installation and training. Additional dollars were spent on overtime, expediting and shipping costs to meet critical event dates for sports customers in the second quarter lowering gross margins. The installation activity generally lowers margins per project as we outsource subcontracted on-site work at general contracting rates which generally has a lower margin than video equipment production.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for the six months ended November 1, 2014 compared to the same period one year ago was the result of overall gross margin improvement on contracts and sales orders and improved manufacturing utilization, which was partially offset by slightly higher warranty costs as a percent of sales. In addition, in the first quarter of fiscal 2015, we recognized a $1.3 million gain on the sale of our theatre rigging manufacturing division.

Transportation: The gross profit percent increase in the Transportation business unit for the six months ended November 1, 2014 compared to the same period one year ago was the result of improved gross margins on contracts and standard orders, and lower warranty costs as a percent of sales, partially offset by a decline in our manufacturing utilization.

International:  The gross profit percent decrease in the International business unit for the six months ended November 1, 2014 compared to the same period one year ago was the net result of an overall gross margin decline in our large custom contracts, which generally have lower margins due to their competitive nature, low utilization of our international manufacturing facilities, and a decrease related to our new manufacturing plant in Ireland.

Selling Expense

	Six Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,438	10.1%	15.6%	$7,301	9.3%
Live Events	6,823	4.9	13.8	5,995	5.3
High School Park and Recreation	5,521	12.4	4.5	5,283	14.4
Transportation	2,176	8.6	29.3	1,683	6.0
International	6,753	14.1	1.4	6,660	15.3
	$29,711	8.7%	10.4%	$26,922	9.0%

All areas of selling expenses were impacted as a result of the six months ended November 1, 2014 including 27 weeks compared to the more common 26 weeks. The six months ended October 26, 2013 contained 26 weeks.

Selling expense in our Commercial, Live Events, High School Park and Recreation, and Transportation business units increased $1.1 million, $0.8 million, $0.2 million, and $0.5 million, respectively, in the six months ended November 1, 2014 compared to the same period a year ago primarily due to increases in personnel expenses, travel and entertainment expenses, marketing expenses, the implementation of a sales opportunity management tool, the additional costs associated with the Data Display sales teams, and various other expenses, with a reduction of bad debt expense.

Selling expenses in our International business unit remained relatively flat in the six months ended November 1, 2014 compared to the same period one year ago.

Other Operating Expenses

	Six Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$15,757	4.6%	11.7%	$14,103	4.7%
Product design and development	$12,953	3.8%	10.9%	$11,681	3.9%

All areas of operating expenses were impacted as a result of the six months ended November 1, 2014 including 27 weeks compared to the more common 26 weeks. The six months ended October 26, 2013 contained 26 weeks.

General and administrative expenses in the six months ended November 1, 2014 increased as compared to the same period one year ago. The increase was primarily due to a $1.7 million net increase in professional services costs, personnel expenses, and other expenses. These expenses included one-time costs incurred in the second quarter of fiscal 2015 for professional services to support the expansion of our international business and other on-going costs to support our anticipated business growth. We incurred $0.4 million in general and administration expense for the professional fees related to the Data Display acquisition.

Product design and development expenses in the six months ended November 1, 2014 increased as compared to the same period one year ago primarily due to increases in materials for the development of new products and labor costs.

Other Income and Expenses

	Six Months Ended
	November 1, 2014			October 26, 2013
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$451	0.1%	(14.6)%	$528	0.2%
Other (expense) income, net	$(397)	(0.1)%	248.2%	$(114)	—%

Interest income (expense), net:  Interest income, net decreased for the six months ended November 1, 2014 as compared to the same period in fiscal 2014, as a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment. It is difficult to project changes in interest income.

Other (expense) income, net: Other expenses, net decreased for the six months ended November 1, 2014 as compared to the same period one year ago primarily due to unrealized foreign currency losses from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

The effective tax rate was approximately 36.4% for the six months ended November 1, 2014 as compared to 34.1% for the six months ended October 26, 2013. In comparing the first six months of fiscal 2015 to the same period in fiscal 2014, changes in the effective tax rate were primarily due to the net impact of the following items:

•
The effective tax rate for the second quarter of 2014 was reduced by a decrease in the effective tax rate of approximately 1.9 percent from the research and development tax credit as compared to no credit in the second quarter of fiscal 2015 due to the expiration of the tax credit on December 31, 2013.

•	Various other items which have a greater impact on the effective rate due to higher income before taxes but are not material to our results.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	November 1, 2014	October 26, 2013	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$36,334	$31,018	17.1%
Investing activities	(14,748)	(8,914)	65.4
Financing activities	(8,774)	(10,410)	(15.7)
Effect of exchange rate changes on cash	(431)	(86)	401.2
Net increase in cash and cash equivalents	$12,381	$11,608	6.7%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $36.3 million for the first six months of fiscal 2015 compared to $31.0 million in the first six months of fiscal 2014. The increase in cash from operating activities of $5.3 million was the net result of an increase for changes in net operating assets and liabilities of $8.1 million, a decrease of $0.3 million in our deferred income taxes, net, a decrease of $1.0 million in net income, plus a $1.2 million gain on sale of property, equipment and other assets, adjusted by a $0.1 million increase in depreciation and amortization and a decrease of $0.4 million in other non-cash items, net.

The most significant driver of cash generated from operating activities was the result of the change in long-term receivables and construction-type contracts. Changes in long-term receivables and construction-type contracts generated $5.7 million of cash in the first six months of fiscal 2015 compared to consuming $0.5 million one year ago.

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

Cash flows from investing activities:  Cash used in investing activities totaled $14.7 million in the first six months of fiscal 2015 compared to $8.9 million in the first six months of fiscal 2014. Purchases of property and equipment totaled $12.7 million in the first six months of fiscal 2015 compared to $6.3 million in the first six months of fiscal 2014. The change from the prior year is due to the expansion of our Minnesota manufacturing facility, the purchase of new manufacturing equipment for various new product lines as well as machine upgrades, and additions to our information technology infrastructure. Capital expenditures are expected to be approximately $25.0 million for fiscal 2015.

A net cash inflow of $4.0 million was recognized during the first quarter of 2015 from the disposition of our automated rigging systems division for theatre applications.

A net cash outlay of $5.9 million was recognized during the first six months of fiscal 2015 compared to $1.3 million in the first six months of fiscal 2014 for investment in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $8.8 million for the six months ended November 1, 2014 compared to $10.4 million one year ago. Dividends of $8.7 million, or 20.0 cents per share, were paid to Daktronics shareholders during the first two quarters of fiscal 2015 compared to $8.9 million, or 21.0 cents per share, paid to Daktronics shareholders during the first two quarters of fiscal 2014. During the six months ended November 1, 2014 and October 26, 2013, we made payments of $1.2 million and $3.6 million on the debt assumed in the acquisitions of Data Display and OPEN, respectively.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of November 1, 2014 was approximately $4.6 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $147.9 million at November 1, 2014 and $140.5 million at April 26, 2014.  The increase in working capital was primarily the result of higher sales, increases in cash, and accounts receivable. Partially offsetting these items were decreases in costs and estimated earnings in excess of billings and increases among customer deposits and accounts payable. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at November 1, 2014.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of November 1, 2014, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $5.6 million.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2-to-1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends or other distributions, a capital expenditure reserve of $6 million, and income tax expenses, over (b) all principal and interest payments with respect to debt, excluding principal payments on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1-to-1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. As of November 1, 2014, there were no advances outstanding and approximately $3.0 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of November 1, 2014 and April 26, 2014.  The minimum fixed charge coverage ratio as of April 26, 2014 was 56-to-1, and the ratio of interest-bearing debt to EBITDA as of November 1, 2014 was .04-to-1.

The following dividends have been declared:

Dividend Declaration	Amount per Share	Record Date	Payment Date
May 22, 2014	$0.10	June 2, 2014	June 13, 2014
September 4, 2014	$0.10	September 15, 2014	September 26, 2014
December 4, 2014	$0.10	December 15, 2014	December 26, 2014

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At November 1, 2014, we had $4.5 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through November 1, 2014, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the second quarter of fiscal 2015, net sales originating outside the United States were 20.2 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $2.0 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $11.1 million, and all contracts mature within fourteen months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of November 1, 2014, our outstanding marketing obligations were $0.8 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of

November 1, 2014, our outstanding long-term receivables were $10.9 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2015	2016	2017	2018	2019	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$2,040	$2,844	$2,158	$1,643	$1,095	$1,113
Average interest rate	8.7%	8.7%	8.6%	8.5%	8.5%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$108	$736	$442	$462	$483	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$95	$326	$124	$82	$48	$22
Average interest rate	8.2%	8.9%	8.7%	8.8%	9.0%	9.0%

Of our $57.4 million in cash balances at November 1, 2014, $50.3 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of November 1, 2014, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 1, 2014, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended November 1, 2014, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended November 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 5, 2014

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended November 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.