Form 10-Q
period 2015-01-31
DAKTRONICS INC /SD/
filed 2015-03-06
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period From   to  .

Commission File Number: 0-23246

DAKTRONICS INC.
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 2, 2015 was 43,622,125.

DAKTRONICS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 31, 2015	April 26, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,751	$45,054
Restricted cash	772	514
Marketable securities	25,662	25,398
Accounts receivable, net	78,496	82,500
Inventories, net	67,660	62,228
Costs and estimated earnings in excess of billings	30,821	33,400
Current maturities of long-term receivables	3,688	5,235
Prepaid expenses and other assets	6,510	6,758
Deferred income taxes	11,692	10,694
Income tax receivables	4,654	2,459
Total current assets	271,706	274,240

Long-term receivables, less current maturities	6,550	7,877
Goodwill	5,254	4,558
Intangibles, net	1,883	2,680
Investment in affiliates and other assets	1,515	826
Deferred income taxes	734	2,000
	15,936	17,941
PROPERTY AND EQUIPMENT:
Land	2,153	2,539
Buildings	63,864	59,363
Machinery and equipment	78,132	72,787
Office furniture and equipment	15,823	15,754
Computer software and hardware	48,150	45,329
Equipment held for rental	803	868
Demonstration equipment	7,300	7,532
Transportation equipment	5,595	4,823
	221,820	208,995
Less accumulated depreciation	151,857	143,725
	69,963	65,270
TOTAL ASSETS	$357,605	$357,451

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 31, 2015	April 26, 2014
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, bank	$26	$—
Accounts payable	40,875	45,913
Accrued expenses	27,353	23,462
Warranty obligations	12,785	14,476
Billings in excess of costs and estimated earnings	14,485	22,483
Customer deposits (billed or collected)	18,096	17,654
Deferred revenue (billed or collected)	9,337	7,722
Current portion of other long-term obligations	721	809
Income taxes payable	944	1,162
Deferred income taxes	22	27
Total current liabilities	124,644	133,708

Long-term warranty obligations	14,844	12,774
Long-term deferred revenue (billed or collected)	4,125	4,978
Other long-term obligations, less current maturities	3,116	2,871
Deferred income taxes	2	1
Total long-term liabilities	22,087	20,624
TOTAL LIABILITIES	146,731	154,332

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,632,681 and 43,166,731 shares issued at January 31, 2015 and April 26, 2014, respectively	48,096	43,935
Additional paid-in capital	31,993	29,923
Retained earnings	133,294	129,266
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(2,500)	4
TOTAL SHAREHOLDERS' EQUITY	210,874	203,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357,605	$357,451

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Net sales	$118,123	$115,369	$457,856	$415,730
Cost of goods sold	93,061	86,280	348,514	307,774
Gross profit	25,062	29,089	109,342	107,956

Operating expenses:
Selling expense	13,694	13,188	43,405	40,110
General and administrative	7,133	6,685	22,890	20,788
Product design and development	5,820	5,649	18,773	17,330
	26,647	25,522	85,068	78,228
Operating (loss) income	(1,585)	3,567	24,274	29,728

Nonoperating income (expense):
Interest income	250	290	825	945
Interest expense	(59)	(62)	(183)	(189)
Other income (expense), net	179	(237)	(218)	(351)

(Loss) income before income taxes	(1,215)	3,558	24,698	30,133
Income tax (benefit) expense	(1,776)	687	7,655	9,753
Net income	$561	$2,871	$17,043	$20,380

Weighted average shares outstanding:
Basic	43,612	43,039	43,435	42,772
Diluted	43,991	43,613	44,204	43,397

Earnings per share:
Basic	$0.01	$0.07	$0.39	$0.48
Diluted	$0.01	$0.07	$0.39	$0.47

Cash dividend declared per share	$0.10	$0.09	$0.30	$0.30

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014

Net income	$561	$2,871	$17,043	$20,380

Other comprehensive loss:
Cumulative translation adjustments	(1,386)	(335)	(2,501)	(12)
Unrealized gain (loss) on available-for-sale securities, net of tax	8	7	(3)	(13)
Total other comprehensive loss, net of tax	(1,378)	(328)	(2,504)	(25)
Comprehensive (loss) income	$(817)	$2,543	$14,539	$20,355

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 31, 2015	January 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,043	$20,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,056	10,678
Amortization	169	274
Amortization of premium/discount on marketable securities	132	170
Gain on sale of property, equipment and other assets	(1,192)	(90)
Share-based compensation	2,341	2,206
Excess tax benefits from share-based compensation	(35)	(106)
Provision for doubtful accounts	(295)	(47)
Deferred income taxes, net	353	619
Change in operating assets and liabilities	(2,255)	5,159
Net cash provided by operating activities	27,317	39,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,328)	(9,421)
Proceeds from sale of property, equipment and other assets	4,011	182
Purchases of marketable securities	(10,647)	(9,432)
Proceeds from sales or maturities of marketable securities	10,256	8,000
Acquisitions, net of cash acquired	(6,223)	(1,298)
Net cash used in investing activities	(17,931)	(11,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(42)	—
Proceeds from exercise of stock options	2,424	4,607
Excess tax benefits from share-based compensation	35	106
Principal payments on long-term obligations	(1,185)	(3,682)
Dividends paid	(13,016)	(12,808)
Net cash used in financing activities	(11,784)	(11,777)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(905)	(211)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,303)	15,286

CASH AND CASH EQUIVALENTS:
Beginning of period	45,054	40,628
End of period	$41,751	$55,914

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$256	$98
Income taxes, net of refunds	9,961	11,365

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	69	249
Purchase of property and equipment included in accounts payable	1,025	446
Contributions of common stock under the employee stock purchase plan	1,737	1,552

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The balance sheet at April 26, 2014 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 26, 2014, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 is a 53-week year; therefore, the nine months ended January 31, 2015 contains operating results for 40 weeks while the nine months ended January 25, 2014 contained operating results for 39 weeks.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement that an entity separately classify, present, and disclose extraordinary events and transactions. The new guidance is effective for us beginning in our third quarter of fiscal 2016 and applies prospectively as of the date of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us beginning in fiscal 2016 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 31, 2015 and January 25, 2014:

	Net income	Shares	Per share income
For the three months ended January 31, 2015
Basic earnings per share	$561	43,612	$0.01
Dilution associated with stock compensation plans	—	379	—
Diluted earnings per share	$561	43,991	$0.01
For the three months ended January 25, 2014
Basic earnings per share	$2,871	43,039	$0.07
Dilution associated with stock compensation plans	—	574	—
Diluted earnings per share	$2,871	43,613	$0.07
For the nine months ended January 31, 2015
Basic earnings per share	$17,043	43,435	$0.39
Dilution associated with stock compensation plans	—	769	—
Diluted earnings per share	$17,043	44,204	$0.39
For the nine months ended January 25, 2014
Basic earnings per share	$20,380	42,772	$0.48
Dilution associated with stock compensation plans	—	625	(0.01)
Diluted earnings per share	$20,380	43,397	$0.47

Options outstanding to purchase 1,457 shares of common stock with a weighted average exercise price of $18.39 for the three months ended January 31, 2015 and 1,048 shares of common stock with a weighted average exercise price of $21.05 for the three months ended January 25, 2014 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,479 shares of common stock with a weighted average exercise price of $18.38 for the nine months ended January 31, 2015 and 1,972 shares of common stock with a weighted average exercise price of $16.87 for the nine months ended January 25, 2014 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

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

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 26, 2014.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and High School Park and Recreation business units based on cost of sales.  Shared manufacturing, building and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Net sales:
Commercial	$37,762	$39,016	$121,472	$117,690
Live Events	33,496	33,428	171,811	146,680
High School Park and Recreation	10,771	11,010	55,125	47,750
Transportation	9,479	13,531	34,807	41,811
International	26,615	18,384	74,641	61,799
	118,123	115,369	457,856	415,730

Contribution margin:
Commercial	5,702	7,903	21,822	24,026
Live Events	2,072	4,530	20,629	23,159
High School Park and Recreation	27	(217)	9,616	5,286
Transportation	1,317	2,842	7,027	9,747
International	2,250	843	6,843	5,628
	11,368	15,901	65,937	67,846

Non-allocated operating expenses:
General and administrative	7,133	6,685	22,890	20,788
Product design and development	5,820	5,649	18,773	17,330
Operating (loss) income	(1,585)	3,567	24,274	29,728

Nonoperating income (expense):
Interest income	250	290	825	945
Interest expense	(59)	(62)	(183)	(189)
Other income (expense), net	179	(237)	(218)	(351)

(Loss) income before income taxes	(1,215)	3,558	24,698	30,133
Income tax (benefit) expense	(1,776)	687	7,655	9,753
Net income	$561	$2,871	$17,043	$20,380

Depreciation and amortization:
Commercial	$1,205	$1,064	$3,630	$3,181
Live Events	1,145	1,092	3,460	3,354
High School Park and Recreation	460	513	1,381	1,588
Transportation	297	292	840	856
International	254	210	809	629
Unallocated corporate depreciation	363	410	1,105	1,344
	$3,724	$3,581	$11,225	$10,952

No single geographic area comprises a material amount of net sales or long-lived assets (net of accumulated depreciation) other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Net sales:
United States	$90,127	$94,454	$370,168	$343,536
Outside U.S.	27,996	20,915	87,688	72,194
	$118,123	$115,369	$457,856	$415,730

	January 31, 2015	April 26, 2014
Long-lived assets:
United States	$65,215	$60,846
Outside U.S.	4,748	4,424
	$69,963	$65,270

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2015, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined that no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 31, 2015 and April 26, 2014, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 31, 2015
Certificates of deposit	$9,673	$—	$—	$9,673
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	8,650	—	—	8,650
Municipal obligations	6,332	6	—	6,338
	$25,655	$7	$—	$25,662
Balance as of April 26, 2014
Certificates of deposit	$7,734	$—	$—	$7,734
U.S. Government securities	2,000	2	—	2,002
U.S. Government sponsored entities	8,349	—	(8)	8,341
Municipal obligations	7,309	12	—	7,321
	$25,392	$14	$(8)	$25,398

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” and into earnings based on the specific identification method. In the nine months ended January 31, 2015 and January 25, 2014, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 31, 2015 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$3,212	$6,461	$9,673
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored agencies	—	8,650	8,650
Municipal obligations	5,363	975	6,338
	$9,576	$16,086	$25,662

Note 5. Business Combination

We acquired 100 percent ownership in Data Display, a European transportation display company, on August 11, 2014 for an undisclosed amount.

Data Display is a European based company focused on the design and manufacture of transportation displays. This acquisition will allow our organization to better service transportation customers world-wide and broaden our leadership position on a global scale. This acquisition included a manufacturing plant in Ireland to manufacture transportation displays. This acquisition was funded with cash on hand. The results of operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures, as the results of operations are not material to our consolidated financial statements.

During the second quarter of fiscal 2015, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date. The excess of purchase price over the net tangible and intangible assets was recorded as goodwill of $1.2 million. Included in the purchase price allocation were acquired identifiable intangibles valued at $0.5 million representing trademarks and technology with a useful life of 20 years and customer relationships valued at $0.1 million with a useful life of 18 years. The purchase price allocation is expected to be completed by the end of fiscal 2015.

Data Display contributed net sales of $4.9 million during the nine months ended January 31, 2015. General and administrative expenses included $0.4 million for the nine months ended January 31, 2015 for professional fees relating to the acquisition.

Note 6. Sale of Theatre Rigging Manufacturing

In July 2014, we sold our automated rigging systems for theatre applications. Related to the sale, we recorded a $1.3 million gain which is included in cost of goods sold in the High School Park and Recreation business unit. In connection with the sale, we changed the name of the business unit from Schools and Theatres to High School Park and Recreation to more accurately describe it. See Note 3. Segment Disclosure for further description.

As part of the transaction, we sold assets of $2.8 million that primarily consisted of accounts receivable, patents, inventory, and manufacturing equipment net of $0.4 million of accounts payable.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 31, 2015 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 26, 2014	$2,381	$723	$129	$1,325	$4,558
Disposal of automated rigging systems for theatre applications	(22)	—	—	—	(22)
Acquisition, net of cash required	—	—	—	1,244	1,244
Foreign currency translation	(55)	(3)	(54)	(414)	(526)
Balance as of January 31, 2015	$2,304	$720	$75	$2,155	$5,254

We perform an analysis of goodwill on an annual basis. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2015, which was November 2, 2014. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 8. Inventories

Inventories consisted of the following:

	January 31, 2015	April 26, 2014
Raw materials	$28,717	$27,660
Work-in-process	10,073	11,835
Finished goods	28,870	22,733
	$67,660	$62,228

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,244 and $2,539 at January 31, 2015 and April 26, 2014, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with generally accepted accounting principles, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $10,238 and $13,112 as of January 31, 2015 and April 26, 2014, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $11,931 as of January 31, 2015 and $14,892 as of April 26, 2014.  Included in accounts receivable as of January 31, 2015 and April 26, 2014 was $1,788 and $2,098, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

Note 10. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims; regulatory reviews and inspections; and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of an incurrence of loss is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of January 31, 2015, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 as of January 31, 2015 and April 26, 2014.  In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the nine months ended January 31, 2015 consisted of the following:

Amount
Beginning accrued warranty costs	$27,250
Warranties issued during the period	8,975
Settlements made during the period	(10,325)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	1,729
Ending accrued warranty costs	$27,629

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts.  As of January 31, 2015, we had outstanding letters of credit and surety bonds in the amounts of $5,102 and $16,711, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facility in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,048 and $2,083 for the nine months ended January 31, 2015 and January 25, 2014, respectively.

Future minimum payments under non-cancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 31, 2015:

Fiscal years ending	Amount
2015	$690
2016	2,392
2017	1,216
2018	287
2019	33
$4,618

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods extending beyond one year.  As of January 31, 2015, we were obligated under the following conditional and unconditional purchase commitments, which included $750 in conditional purchase commitments:

Fiscal years ending	Amount
2015	$395
2016	1,916
2017	1,000
2018	250
2019	100
$3,661

Note 11. Income Taxes

We are subject to U.S. Federal income tax as well as the income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2012, 2013, and 2014 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of January 31, 2015, we had $0.5 million of unrecognized tax benefits which would affect our effective tax rate if recognized.

On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Tax Increase

Prevention Act extends the research credit for one year to December 31, 2014. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized in the third quarter of fiscal 2015 approximately $1.3 million in tax benefits for the credit.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2015 and April 26, 2014 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of January 31, 2015
Cash and cash equivalents	$41,751	$—	$41,751
Restricted cash	772	—	772
Available-for-sale securities:
Certificates of deposit	—	9,673	9,673
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	8,650	8,650
Municipal obligations	—	6,338	6,338
Derivatives - currency forward contracts	—	643	643
	$43,524	$25,304	$68,828
Balance as of April 26, 2014
Cash and cash equivalents	$45,054	$—	$45,054
Restricted cash	514	—	514
Available-for-sale securities:
Certificates of deposit	—	7,734	7,734
U.S. Government securities	2,002	—	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	—	7,321	7,321
Derivatives - currency forward contracts	—	(85)	(85)
	$47,570	$23,311	$70,881

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

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within other assets or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 31, 2015 and April 26, 2014, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 31, 2015 and April 26, 2014 were as follows:

	January 31, 2015		April 26, 2014
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,805	2,241	455	512
U.S. Dollars/Japanese Yen	773	91,281	—	—
U.S. Dollars/Canadian Dollars	3,888	4,399	—	—
U.S. Dollars/British Pounds	809	507	2,484	1,500
U.S. Dollars/Singapore Dollars	1,193	1,601	1,035	1,300
U.S. Dollars/New Zealand Dollars	597	804	—	—
U.S. Dollars/Euros	2,219	1,904	1,314	973

As of January 31, 2015 and April 26, 2014, there was a net asset and liability of $643 and $85, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On March 5, 2015, our Board of Directors declared a dividend of $0.10 per share payable on March 27, 2015 to shareholders of record of our common stock on March 16, 2015.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and an International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation (formerly known as Schools and Theatres), and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in Note 3. Segment Disclosure. Our Commercial business unit primarily consists of sales of our video display systems, digital billboards and street furniture, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit (formerly known as our Schools and Theatres business unit) primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities. Upon the sale of our automated rigging systems for theatre applications in July 2014, we changed the name of this business unit. Other than such sale, there was no change to the composition of the segment. Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada.

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

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to Note 1. Basis of Presentation and Summary of Critical Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
The growing interest in our standard display products used in many different retail-type establishments and other types of commercial establishments.  The demand in this area is driven by these establishments' desire to attract motorists and others into their stores.  It is also driven by the need to communicate messages to the public.  National accounts may replace their displays reaching end of life, which could lead to increased sales. Furthermore, we believe in the future there will be increased demand from national accounts, including retailers, quick serve restaurants and other types of nationwide organizations, which could lead to increased sales.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.  This growth is highly dependent on government spending, primarily by the federal government, along with the continuing acceptance of private/public partnerships as an alternative funding source.

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

RESULTS OF OPERATIONS

Daktronics Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. The fiscal year ended April 26, 2014 consisted of 52 weeks. Fiscal 2015 will be a 53-week year; therefore, the nine months ended January 31, 2015 contain operating results for 40 weeks while the nine months ended January 25, 2014 contained operating results for 39 weeks.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2015 AND JANUARY 25, 2014

Net Sales

	Three Months Ended
(in thousands)	January 31, 2015	January 25, 2014	Percent Change
Net sales:
Commercial	$37,762	$39,016	(3.2)%
Live Events	33,496	33,428	0.2
High School Park and Recreation	10,771	11,010	(2.2)
Transportation	9,479	13,531	(29.9)
International	26,615	18,384	44.8
	$118,123	$115,369	2.4%
Orders:
Commercial	$39,327	$48,400	(18.7)%
Live Events	46,158	70,442	(34.5)
High School Park and Recreation	11,480	10,976	4.6
Transportation	13,522	8,371	61.5
International	15,226	15,053	1.1
	$125,713	$153,242	(18.0)%

Commercial: The decrease in net sales for the three months ended January 31, 2015 compared to the same period one year ago was the result of a decrease in sales of our on-premise niche correlating to the decrease in orders and a decrease in Spectacular sales due to differences in timing and variability of project deliveries as compared to the same period one year ago, which was offset by a slight increase in our digital billboard niche.

The decrease in orders for the three months ended January 31, 2015 compared to the same period one year ago was the result of the volatility in booking large projects. For example, a portion of the $4.9 million decrease of large custom video contracts is due to an order for a casino booking in the third quarter of fiscal 2014 and no order of a similar size occurred during the third quarter of fiscal 2015. In addition, orders decreased $2.8 million in our billboard niche primarily due to the timing of order bookings, and orders decreased $1.3 million in our on-premise and national accounts niches mainly due to timing of orders.

Live Events:  Net sales remained relatively flat for the three months ended January 31, 2015 compared to the same period one year ago primarily due to an increase in sales of systems related to Major League Baseball ("MLB"), offset by a decrease in sales of systems related to National Football League ("NFL") and multi-sport arenas.

Orders decreased $24.3 million for the three months ended January 31, 2015 compared to the same period one year ago primarily due to the timing of three orders for NFL stadiums that occurred last year during the same period.

High School Park and Recreation: The decrease in net sales for the three months ended January 31, 2015 compared to the same period one year ago was primarily due to the timing of order bookings within the current quarter as the sales on these will be recognized during the fourth quarter of fiscal 2015.

Orders increased for the three months ended January 31, 2015 compared to the same period one year ago primarily due to the timing of orders.

Transportation: Net sales for the three months ended January 31, 2015 compared to the same period one year ago decreased as a result of $4.8 million of sales recognized during fiscal 2014 for three major state transportation authorities. No projects of similar sizes occurred during the third quarter of fiscal 2015.

Orders for the three months ended January 31, 2015 compared to the same period one year ago increased $5.2 million primarily due to the timing of orders received from state transportation authorities and due to the success in our Data Display transportation domestic orders which were not a part of the Transportation group last year.

International:  Net sales in our International business unit for the three months ended January 31, 2015 compared to the same period one year ago increased slightly mainly due to increased sales of OOH and sports stadium projects. Data Display's sales in the International business unit were $1.5 million during the three months ended January 31, 2015.

Orders remained relatively flat for the three months ended January 31, 2015 compared to the same period one year ago.

Backlog

The product order backlog as of January 31, 2015 was $150 million as compared to $170 million as of January 25, 2014 and $146 million at the end of the second quarter of fiscal 2015.  Historically, our backlog varies due to the seasonality of our business, the timing of large orders, and customer delivery schedules for these orders.  The backlog increased from one year ago in our High School Park and Recreation and Transportation business units and decreased in our Commercial, Live Events, and International business units.

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

Gross Profit

	Three Months Ended
	January 31, 2015		January 25, 2014
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,236	24.5%	$11,367	29.1%
Live Events	5,657	16.9	7,948	23.8
High School Park and Recreation	2,334	21.7	2,407	21.9
Transportation	2,326	24.5	3,612	26.7
International	5,509	20.7	3,755	20.4
	$25,062	21.2%	$29,089	25.2%

The decrease in our gross profit percentage for the three months ended January 31, 2015 compared to the same period one year ago was due to higher fixed costs in our manufacturing and service departments. A portion of this increase was due to overall salary and benefit increases and the integration of Data Display. Margins continue to be negatively impacted by the overall competitiveness in the market place as well as the mix of larger projects with lower margins. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended January 31, 2015 compared to the same period one year ago was primarily the result of product mix. We produced a higher percentage of sales in the Spectacular niche, which historically have lower margins due to the overall competitive nature of the market place. Gross profit declined due to an increase in our warranty cost as a percent of sales.

Live Events: The gross profit percent decrease for the three months ended January 31, 2015 compared to the same period one year ago was the result of the increased mix of larger custom contracts with lower margins, increased installation activity on the mix of business, and an increase in the fixed costs of the manufacturing infrastructure, offset by lower warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent remained relatively flat for the three months ended January 31, 2015 as compared to the same period one year ago.

Transportation:  The gross profit percent decrease for the three months ended January 31, 2015 compared to the same period one year ago was primarily due to increased fixed manufacturing costs.

International:  The gross profit percent increase for the three months ended January 31, 2015 compared to the same period one year ago was primarily the result of increased margins on contracts and lower warranty costs as a percent of sales.

Selling Expense

	Three Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,534	9.4%	2.0%	$3,464	8.9%
Live Events	3,585	10.7	4.9	3,418	10.2
High School Park and Recreation	2,307	21.4	(12.1)	2,624	23.8
Transportation	1,010	10.7	31.0	771	5.7
International	3,258	12.2	11.9	2,911	15.8
	$13,694	11.6%	3.8%	$13,188	11.4%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Live Events, Transportation, and International business units increased $0.2 million, $0.2 million, and $0.4 million, respectively, in the third quarter of fiscal 2015 compared to the same quarter a year ago, which was mainly related to increases in personnel expenses, the additional costs associated with the Data Display sales teams, and various other expenses, with a slight reduction in bad debt expense.

Selling expenses in our Commercial business unit remained relatively flat in the three months ended January 31, 2015 compared to the same period one year ago.

Selling expenses in our High School Park and Recreation business unit decreased $0.3 million in the third quarter of fiscal 2015 compared to the same quarter a year ago, which was mainly related to the sale of our theatre rigging manufacturing division.

Other Operating Expenses

	Three Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,133	6.0%	6.7%	$6,685	5.8%
Product design and development	$5,820	4.9%	3.0%	$5,649	4.9%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the third quarter of fiscal 2015 increased as compared to the same period one year ago primarily due to increases in personnel expenses, professional fees, the addition of Data Display costs and other expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offers improved performance at a lower cost point as compared to our current offerings. In addition, we continue to focus on various other products to standardize display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the third quarter of fiscal 2015 as compared to the same period one year ago increased primarily due to an increase in materials used in the development of new products and labor costs assigned to product development projects.

Other Income and Expenses

	Three Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$191	0.2%	(16.2)%	$228	0.2%
Other income (expense), net	$179	0.2%	175.5%	$(237)	(0.2)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the third quarter of fiscal 2015 compared to the same period one year ago decreased due to the decrease in installment receivables.

Other income (expense), net:  The change in other income and expense, net for the third quarter of fiscal 2015 as compared to the same period one year ago primarily due to unrealized foreign currency gains from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

Our effective tax rate benefit was 146.2 percent for the third quarter of fiscal 2015 as compared to an effective tax rate of 19.3 percent for the third quarter of fiscal 2014.  The substantial factors which decreased our effective tax rate were the retrospective reinstatement of the U.S. research and development credit back to January 1, 2014 allowing us a full year of credit recognition in this quarter, increases in our domestic manufacturing deductions, and decreases in our projected taxable income and the related impact of permanent items such as meals and entertainment and stock compensation offset by changes to the geographic mix of income before taxes.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2015 AND JANUARY 25, 2014

Net Sales

	Nine Months Ended
(in thousands)	January 31, 2015	January 25, 2014	Percent Change
Net sales:
Commercial	$121,472	$117,690	3.2%
Live Events	171,811	146,680	17.1
High School Park and Recreation	55,125	47,750	15.4
Transportation	34,807	41,811	(16.8)
International	74,641	61,799	20.8
	$457,856	$415,730	10.1%
Orders:
Commercial	$125,603	$123,522	1.7%
Live Events	149,579	174,002	(14.0)
High School Park and Recreation	54,694	44,669	22.4
Transportation	36,985	34,048	8.6
International	68,633	63,238	8.5
	$435,494	$439,479	(0.9)%

Sales and orders were impacted as a result of the nine months ended January 31, 2015 including 40 weeks compared to the more common 39 weeks. The nine months ended January 25, 2014 contained 39 weeks.

Commercial: The increase in the net sales for the nine months ended January 31, 2015 compared to the same period one year ago was the net result of an increase of approximately $7.5 million in sales in the billboard niche due to a number of shipments which moved from fiscal 2014 into fiscal 2015 due to weather related issues at outdoor construction sites earlier in the 2014 calendar year. In addition, there was a slight increase in our large custom video contracts, which was offset by decreases in our on-premise and national account niches.

The increase in orders of $2.1 million for the nine months ended January 31, 2015 compared to the same period one year ago was the result of an increase in orders in our large custom video contracts and billboard niches, which was offset by a decrease in orders in our on-premise and national account niches.

Live Events:  The increase in net sales for the nine months ended January 31, 2015 compared to the same period one year ago was primarily the net result of an increase in sales of $23.0 million related to NFL stadiums.

Orders for the nine months ended January 31, 2015 compared to the same period one year ago decreased primarily due to the timing of three orders for NFL stadiums.

High School Park and Recreation:  The increase in net sales for the nine months ended January 31, 2015 compared to the same period one year ago was primarily the result of a difference in order timing. We experienced many orders that were pushed out from our fourth quarter of fiscal 2014 into the first six months of fiscal 2015. The increase in sales also is due to production and delivery on a higher volume of orders and an increase in service agreements. Order transaction size also increased due to larger display sizes, which increased sales prices.

Orders for the nine months ended January 31, 2015 increased compared to the same period one year ago primarily as the result of higher orders of video and sound systems as some orders pushed into the first six months of fiscal 2015 from the fourth quarter of fiscal 2014 due to customer timing, increased opportunities in the market place, and an increase in the size of the display systems.

Transportation:  The decrease in net sales for the nine months ended January 31, 2015 compared to the same period one year ago was primarily the result of $7.9 million in sales recognized during the first nine months of fiscal 2014 for three significant state transportation authorities and a significant transit project with no sales from recurring projects of a similar size recognized during fiscal 2015.

The increase in orders for the nine months ended January 31, 2015 compared to the same period one year ago was primarily due to the timing of orders received from state transportation authorities and due to the success in our Data Display transportation domestic orders which were not a part of the Transportation group last year.

International:  The increase in net sales for the nine months ended January 31, 2015 compared to the same period one year ago was the result of sales recognized for sports projects in Europe and Australia, retail spectaculars, and OOH billboard and street furniture products. Data Display's sales in the International business unit were $4.9 million for the nine months ended January 31, 2015; Data Display was not part of the International business unit in fiscal 2014.

Orders for the nine months ended January 31, 2015 increased compared to the same period one year ago primarily due to the increased sales of street furniture products.

Gross Profit

	Nine Months Ended
	January 31, 2015		January 25, 2014
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$33,792	27.8%	$34,791	29.6%
Live Events	31,038	18.1	32,572	22.2
High School Park and Recreation	17,445	31.6	13,194	27.6
Transportation	10,212	29.3	12,200	29.2
International	16,855	22.6	15,199	24.6
	$109,342	23.9%	$107,956	26.0%

The decrease in our overall gross profit percentage for the nine months ended January 31, 2015 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease in the Commercial business unit for the nine months ended January 31, 2015 compared to the same period one year ago was the result of the product mix of sales, offset by lower warranty costs as a percent of sales.

Live Events:  The gross profit percent decrease in the Live Events business unit for the nine months ended January 31, 2015 compared to the same period one year ago was due to the effects of the increased mix of large custom contracts, the increased mix of subcontracted installation activity, and the higher volumes of business during the second quarter which stretched our capacity. In order to meet critical event dates for our sports customer, we had additional spend on overtime, expediting, and shipping costs. The installation activity generally lowers margins as we outsource subcontracted on-site work at general contracting rates which have lower margins than in-house video equipment production.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for the nine months ended January 31, 2015 compared to the same period one year ago was the result of overall gross margin improvement on contracts and sales orders and improved manufacturing utilization, which was partially offset by slightly higher warranty costs as a percent of sales. In addition, in the first quarter of fiscal 2015, we recognized a $1.3 million gain on the sale of our theatre rigging manufacturing division.

Transportation: The gross profit percent increase in the Transportation business unit for the nine months ended January 31, 2015 compared to the same period one year ago was the result of improved gross margins on contracts and standard orders and lower warranty costs as a percent of sales, partially offset by a decline in our manufacturing utilization.

International:  The gross profit percent decrease in the International business unit for the nine months ended January 31, 2015 compared to the same period one year ago was the net result of an overall gross margin decline in our large custom contracts, which generally have lower margins due to their competitive nature; low utilization of our international manufacturing facilities; and a decrease related to our new manufacturing plant in Ireland.

Selling Expense

	Nine Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$11,972	9.9%	11.2%	$10,765	9.1%
Live Events	10,408	6.1	10.6	9,413	6.4
High School Park and Recreation	7,828	14.2	(1.0)	7,907	16.6
Transportation	3,186	9.2	29.8	2,454	5.9
International	10,011	13.4	4.6	9,571	15.5
	$43,405	9.5%	8.2%	$40,110	9.6%

All areas of selling expenses were impacted as a result of the nine months ended January 31, 2015 including 40 weeks compared to the more common 39 weeks. The nine months ended January 25, 2014 contained 39 weeks.

Selling expense in our Commercial, Live Events, Transportation, and International business units increased $1.2 million, $1.0 million, $0.7 million, and $0.4 million, respectively, in the nine months ended January 31, 2015 compared to the same period a year ago primarily due to increases in personnel expenses, travel and entertainment expenses, marketing expenses, the implementation of a sales opportunity management tool, the additional costs associated with the Data Display sales teams, and various other expenses, with a reduction of bad debt expense.

Selling expenses in our High School Park and Recreation business unit remained relatively flat in the nine months ended January 31, 2015 compared to the same period one year ago.

Other Operating Expenses

	Nine Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$22,890	5.0%	10.1%	$20,788	5.0%
Product design and development	$18,773	4.1%	8.3%	$17,330	4.2%

All areas of operating expenses were impacted as a result of the nine months ended January 31, 2015 including 40 weeks compared to the more common 39 weeks. The nine months ended January 25, 2014 contained 39 weeks.

General and administrative expenses in the nine months ended January 31, 2015 increased as compared to the same period one year ago. The increase was primarily due to a $2.2 million net increase in professional services costs, personnel expenses, and other expenses. These expenses included one-time costs incurred in the second quarter of fiscal 2015 for professional services to support the expansion of our international business and other on-going costs to support our anticipated business growth. We incurred $0.4 million in general and administration expense for the professional fees related to the Data Display acquisition.

Product design and development expenses in the nine months ended January 31, 2015 increased as compared to the same period one year ago primarily due to increases in materials for the development of new products and labor costs.

Other Income and Expenses

	Nine Months Ended
	January 31, 2015			January 25, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$642	0.1%	(15.1)%	$756	0.2%
Other (expense) income, net	$(218)	—%	37.9%	$(351)	(0.1)%

Interest income (expense), net:  Interest income, net decreased for the nine months ended January 31, 2015 as compared to the same period in fiscal 2014 as a result of lower installment receivables.

Other (expense) income, net: The change in other expense and income, net for the nine months ended January 31, 2015 as compared to the same period one year ago primarily due to unrealized foreign currency gains from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

The effective tax rate was approximately 31.0% for the nine months ended January 31, 2015 as compared to 32.4% for the nine months ended January 25, 2014. The substantial factors which decreased our effective tax rate were the retrospective reinstatement of the U.S. research and development credit back to January 1, 2014 allowing us a full year of credit recognition in this fiscal year, increases in our domestic manufacturing deductions, and decreases in our projected taxable income and the related impact of permanent items such as meals and entertainment and stock compensation offset by changes to the geographic mix of income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 31, 2015	January 25, 2014	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$27,317	$39,243	(30.4)%
Investing activities	(17,931)	(11,969)	49.8
Financing activities	(11,784)	(11,777)	0.1
Effect of exchange rate changes on cash	(905)	(211)	328.9
Net increase in cash and cash equivalents	$(3,303)	$15,286	(121.6)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $27.3 million for the first nine months of fiscal 2015 compared to $39.2 million in the first nine months of fiscal 2014. The decrease in cash from operating activities of $11.9 million was the net result of a decrease for changes in net operating assets and liabilities of $7.4 million, a decrease of $0.3 million in our deferred income taxes, net, a decrease of $3.3 million in net income, a $1.1 million gain on sale of property, equipment and other assets, adjusted by a $0.3 million increase in depreciation and amortization and a decrease of $0.1 million in other non-cash items, net.

The most significant drivers of cash used from operating activities was the result of the changes in accounts payable, customer deposits and construction-type contracts, offset by cash generated from accounts receivable. Changes in accounts receivables generated $7.7 million of cash in the first nine months of fiscal 2015 compared to consuming $2.3 million in the same period one year ago. Changes in construction-type contracts, customer deposits, and accounts payable consumed $8.5 million of cash in the first nine months of fiscal 2015 compared to generating $11.0 million in the same period one year ago.

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

Cash flows from investing activities:  Cash used in investing activities totaled $17.9 million in the first nine months of fiscal 2015 compared to $12.0 million in the first nine months of fiscal 2014. Purchases of property and equipment totaled $15.3 million in the first nine months of fiscal 2015 compared to $9.4 million in the first nine months of fiscal 2014. The change from the prior year is due to the expansion of our Minnesota manufacturing facility, the purchase of new manufacturing equipment for various new product lines as well as machine upgrades, and additions to our information technology infrastructure. Capital expenditures are expected to be approximately $23.0 million for fiscal 2015.

A net cash inflow of $4.0 million was recognized during the first nine months of 2015 from the disposition of our automated rigging systems division for theatre applications.

A net cash outlay of $6.2 million was recognized during the first nine months of fiscal 2015 compared to $1.3 million in the first nine months of fiscal 2014 for acquisitions, investment in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $11.8 million for the nine months ended January 31, 2015 compared to $11.8 million in the same period one year ago. Dividends of $13.0 million, or 30.0 cents per share, were paid to Daktronics shareholders during the first three quarters of fiscal 2015 compared to $12.8 million, or 30.0 cents per share, paid to Daktronics shareholders during the first three quarters of fiscal 2014. During the nine months ended January 31, 2015 and January 25, 2014, payments of $1.2 million and $3.7 million were made on the debt assumed in the acquisitions of Data Display and OPEN, respectively.

Other Liquidity and Capital Resource Discussion: Included in receivables and costs in excess of billings as of January 31, 2015 was approximately $4.0 million of retainage on long-term contracts, all of which is expected to be collected within one year.

Working capital was $147.1 million at January 31, 2015 and $140.5 million at April 26, 2014.  The increase in working capital was primarily the result of higher sales, decreases in billings in excess of costs and estimated earning, and a decrease in accounts payable. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at January 31, 2015.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of January 31, 2015, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $2.4 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. As of January 31, 2015, there were no advances outstanding and approximately $2.7 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of January 31, 2015 and April 26, 2014.  The minimum fixed charge coverage ratio as of April 26, 2014 was 56-to-1, and the ratio of interest-bearing debt to EBITDA as of January 31, 2015 was .04-to-1.

The following table summarizes the quarterly dividend declared and paid since the prior fiscal year end of April 26, 2014:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2014	June 2, 2014	June 13, 2014	$0.10
September 4, 2014	September 15, 2014	September 26, 2014	$0.10
December 4, 2014	December 15, 2014	December 26, 2014	$0.10
March 5, 2015	March 16, 2015	March 27, 2015	$0.10

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. At January 31, 2015, we had $16.7 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 31, 2015, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the third quarter of fiscal 2015, net sales originating outside the United States were 23.7 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.6 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $11.3 million, and all contracts mature within eight months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 31, 2015, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 31, 2015, our outstanding long-term receivables were $10.2 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2015	2016	2017	2018	2019	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,339	$2,871	$2,172	$1,648	$1,095	$1,113
Average interest rate	4.8%	9.4%	9.0%	9.5%	11.4%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$74	$668	$396	$414	$432	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Long-term marketing obligations, including current portion:
Fixed-rate	$75	$288	$106	$77	$54	$23
Average interest rate	7.7%	8.8%	8.7%	8.8%	9.0%	9.0%

Of our $41.8 million in cash balances at January 31, 2015, $34.2 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2015, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2015, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 31, 2015, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 6, 2015

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.