Form 10-K
period 2015-05-02
DAKTRONICS INC /SD/
filed 2015-06-22
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 2, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at November 1, 2014 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $577,558,461. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 15, 2015 was 43,756,906.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 2, 2015 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 2, 2015

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; and (x.) the introduction of new products and technology. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1.  BUSINESS

Business Overview

Daktronics Inc. (the “Company”, “Daktronics”, “we”, “our”, or “us”) is the world’s leading supplier of electronic scoreboards, large electronic display systems, digital messaging solutions, software and services for sporting, commercial and transportation applications.  We serve our customers by providing the highest quality standard display products as well as custom-designed and integrated systems.  We offer a complete line of products, from small scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing, and sound systems.  We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video.

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company, offering shares under the symbol DAKT on the NASDAQ National Market system. Today, Daktronics has grown from a small company operating out of a garage to the world leader, offering the most complete product lineup in the display industry.

We have organized our business into five segments: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units. Financial information concerning these segments is set forth in this Form 10-K in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Note 2. Segment Reporting to the Consolidated Financial Statements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We make significant investments to complement and develop our existing innovative, high quality products. We strive to grow into new geographic markets by strategically adding resources and emerging markets. Two of our targeted acquisitions were in fiscal 2014 and 2015; these acquisitions support our long-term growth objective which is to increase sales and profitability. For more information regarding these acquisitions, see "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Our annual, quarterly and current reports and any amendments to those reports are filed with the Securities and Exchange Commission (“SEC”) and are available at http://investor.daktronics.com. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. These reports also may be found on the SEC’s website at www.sec.gov. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays and related software applications to complex, integrated visual display systems which include full color video, text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so all of our customers' large format display needs could be met in a complete, integrated system.  This has proved to be a key factor in Daktronics becoming a leader in large electronic displays.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below:

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display systems sales in professional sports, colleges and universities, and commercial spectacular projects.  We use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence. The majority of the products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail advertising, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams.

Engineering and Product Development.  The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; and customer and product support.  We assign product managers to each product family to assist our sales staff in training and implementing product improvements which ensures each product is designed for maximum reliability and serviceability.

Manufacturing. A majority of our products are manufactured in South Dakota and Minnesota in the United States. We also have manufacturing facilities in China, Belgium, and Ireland. For more details on our facilities, see "Item 2, Properties."

Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform component manufacturing and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly) and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We generally align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers.  Given the cyclical nature of some parts of our business, we also need to balance and maintain our ability to manufacture the same products across our plants so we can smooth out the customer demand of the various business units. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through product platform strategies.

Our manufacturing facilities have embraced lean manufacturing techniques throughout all areas.  We have also placed significant emphasis on lean techniques in the non-manufacturing areas.  Our goal is to eliminate waste and timely deliver products to a customer while maintaining minimal inventory and eliminating non-value added tasks.

Technical Contracting.  We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions.  The purchase of display systems typically involves competitive proposals.  As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system.  We usually include in our proposal site preparation and installation services related to the display system.  In these cases, we serve as a contractor and may retain subcontractors for electrical, steel and installation labor.  We have developed relationships with many subcontractors throughout the United States and the world, which is an advantage for us in bidding and delivering on these projects. We are licensed in a number of jurisdictions as a general contractor.

Professional Services. Our professional services are essential to continued market penetration and growth.  Professional services we provide include event support, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support for operators.

Customer Service and Support.  We offer limited warranties on our products, ranging from one to 10 years, against failure due to defective parts or workmanship. In addition, we offer service agreements of various scopes.  To serve our customers we provide help-desk access, parts repair and replacement, display monitoring and on-site support.  Our technical help desk has experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third-party service partners are trained to provide on-site support. We use third-party service partners to allow us to respond to changes in volume of service during our seasonal peaks.

Products and Technologies

The two principal components of our systems are the display and the controller, which manages the operation of the display.  We produce displays varying in complexity, size and resolution.  The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed.  The controller uses computer hardware and software products to compile information provided by the operator and other integrated sources to process information, graphics or animation on the displays. We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.

Our products are comprised of the following product families, all of which include control systems and software:

•Video displays
•Scoreboards and timing systems
•Message displays
•ITS (intelligent transportation systems) dynamic message signs
•Space availability displays
•Audio systems
•Advertising displays
•Digit and price displays

Each of these product families is described below:

Video Displays.  These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation plus controllers.  These displays include red, green and blue LEDs arranged in various combinations to form pixels.  The electronic circuitry which controls the pixels allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED mount technology (surface mount vs. through hole).

Our LED ribbon board displays are ultra-slim, customizable displays that accommodate curved and 360° installations. These displays are used for end zones, sidelines, encircling a stadium, outfields, concourses, stadium exterior or other linear applications. For new construction projects, our ProRail® attachment system is combined with ribbon board technology to provide improved sight lines for fans.  Digital ribbon boards generally serve as a revenue generation source for teams and facilities through advertising, as well as another location to display information such as scoring and statistics.

Our mobile and modular display systems are transportable and are comprised of lightweight individual LED video panels less than a square meter in size and are assembled together to form a display in a customizable size.  These displays are used for touring shows and the events market.

We integrate our display technology with architectural mesh to deliver a dynamic communication medium that provides a semi-transparent viewing experience within a building. These displays can be mounted over a solid facade or in front of windows resulting in a finished solution that is free from visible cabling, and deliver a clean, semi-transparent view. These are less than one inch in depth and provide an elegant, refined structural appearance.

Our line of Freeform LED displays are architectural lighting and display products. The ProPixel® freeform products use mountable LED elements to transform ordinary structures into stunning visual landmarks. A flexible mounting platform allows designers to transform any structure into a full-motion video display.

The control components for video displays in live event applications are our Show Control Software Suite, proprietary digital media players and video processors. These control components provide advanced capabilities for the display of live video and real time content on our displays. The Show Control Software Suite can operate entire networks of displays from a single, intuitive control interface.  Features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network.

Scoreboards and Timing Systems.  Our line of scoreboards and timing products include indoor and outdoor scoreboards for many different sports, digit displays, scoring and timing controllers, statistics software and other related products.  Indoor and outdoor systems range in complexity from small scoreboards to larger systems incorporating scoring, timing, video, message centers, advertising panels and control software.

We offer a variety of controllers complementing our scoreboards and displays.  These controllers vary in complexity from the All Sport® 100, a handheld controller for portable scoreboards, to the All Sport® 5000, designed for more sophisticated scoring systems and allowing for more user-defined options.

We also offer timing systems for sports events, primarily aquatics and track competitions.  A component of these systems is our OmniSport® 2000 timing console.  The system has the capability to time and rank the competitors and to interface with event management software to facilitate the sporting event.  Other timing system components include swimming touchpads, race start systems, and relay take-off platforms.

As a key component of an integrated system, we market sports statistics and results software under the DakStats® trademark.  The software allows the entry and display of sports statistics and other information.  It is one of the leading applications of its type in collegiate and high school sports.

Message Displays.  The key product lines in this group are the Galaxy® and GalaxyPro® and are generally controlled with our Venus® 1500 display controller.

Galaxy® full-matrix displays, available in both indoor and outdoor models, are our leading product line for commercial applications.  Galaxy® displays are full color, monochrome, or tri-color, with varying pixel spacing depending on color, size and viewing distance.  They are used primarily as message centers to convey information and advertising to consumers.

GalaxyPro® displays are full-matrix outdoor displays capable of displaying text, graphics and animation, as well as prerecorded video clips.  The product was developed to meet the video needs of the commercial market, primarily large retail market applications such as auto dealerships and shopping centers.  GalaxyPro® displays have varying pixel spacing and are capable of producing 68 billion colors.

The Venus® 1500 display control software is used to control the creation of messages and graphic sequences for downloading to the Galaxy® and GalaxyPro® displays.  This software is designed to be user friendly and applicable to all general advertising or message applications.  We also provide software kits, allowing system integrators to write their own software using the Venus® 1500 to communicate to the displays.

ITS Dynamic Message Signs (DMS). DMS products include a wide range of LED displays for road management, mass transit and aviation applications.  The Vanguard® family of dynamic message displays is typically used to direct traffic and inform motorists.  These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations.  We have also developed a control system for these displays to help transportation agencies manage large networks of displays.

Space Availability Displays. This product line is our digit and directional displays, which are primarily marketed and sold for use in parking facilities.  They include multi-line displays delivered in vertical cabinets or drop-in digit panels designed to be mounted in existing structures or signs.

Audio Systems.  Our audio systems include both standard and custom options.  Standard audio systems are designed to meet the needs of a variety of outdoor sports venues based on the size and configuration of the facility.  Custom indoor and outdoor systems are for larger venues and venues with unique seating configurations.  Our sound systems are often integrated into an overall venue solution for scoring, timing, message display and/or video capability.

Advertising Displays.  Our line of advertising displays includes billboards and street furniture displays.

Our line of static and digital billboards offers a unique display solution for the Out-of-Home (“OOH”) advertising industry.  The products are used to display static images which change at regular intervals.  These systems include many features unique to the outdoor advertising market, such as our patented mounting system, self-adjusting brightness, improved energy consumption, and enhanced network security.

The Visiconn® system is the software application for controlling content and playback loops for digital billboard applications.  This system can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors and other display technologies.

Our line of street furniture engages people with advertising content at eye level as they walk through campuses, cityscapes, and outlet malls. This design enhances the message and complements surrounding architecture. These advertising light boxes are our most flexible solution for static, scrolling and digital OOH campaigns.

Digit and Price Displays.  The product line includes our DataTime® and Fuelight™ displays. The DataTime® product line consists of outdoor time and temperature displays which use a remote sensor for temperature data. Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.

Raw Materials

Materials used in the production of our video display system are sourced from around the world. We source some of our materials from a limited number of suppliers due to the proprietary nature of the material.  The loss of a key supplier or a defect in the supplied material could have an adverse impact on our business and operations.  Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

Intellectual Property

We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. This will allow us to pursue infringement claims against competitors for protection due to patent violations. We also rely on nondisclosure agreements with our employees and agents to protect our intellectual property.  Despite these intellectual property protections, there can be no assurance a competitor will not copy the functions or features of our products.

Seasonality

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

Working Capital

For information regarding working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.

Customers

We have a large and diverse worldwide customer base, ranging from local main street business owners to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. While we are not economically dependent on any single customer, within our Commercial business unit, two major customers account for more than 50 percent of sales in our digital billboard niche. See "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.

Backlog

Our backlog consists of contractually obligating sales agreements or purchase orders we expect to fill within the next 24 months. Orders are booked and included in backlog only upon receipt of an executed contract and any required deposits. Because order backlog may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.  Backlog can fluctuate due to large order booking timing and seasonality. Backlog is not a measure defined by U.S. generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

Government and Other Regulation

In the United States and other countries, various laws, regulations and ordinances restrict the installation of outdoor signs and displays, particularly in the commercial market.  These laws and regulations impose greater restrictions on electronic displays versus non-electronic displays due to alleged concerns over aesthetics or driver safety.  These factors may prevent or inhibit us from selling products to some prospective customers.

Our manufacturing facilities and products comply with industry specific requirements, including United States environmental rules and regulations and safety standards. The safety standards are developed by the Underwriters Laboratories in the United States. We comply with these standards as well as similar standards in other countries. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials. Our products and production processes require the storage, use and disposal of a variety of hazardous chemicals under applicable laws. We believe we are in material compliance with these requirements.

Our supply chain and sales distribution channels subject us to various trade compliance regulations. We have developed and implemented trade compliance procedures to assure that we adhere to these regulations.

Competition

We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors are both U.S. and foreign companies and range in size and product offerings. Some of our competitors compete in some markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or less customer support. Other competitors use sponsorships as a means to win the business at a location.

We believe that our ability to compete depends upon product quality and features, technical expertise, offering a broad range of services, and providing cost-effective solutions to our customers.

Research and Development

We believe our engineering and product development capability and experience are very important factors to continue to develop the most up-to-date digital displays and control system solutions desired by the market.

Employees

As of May 2, 2015, we employed approximately 2,420 full-time employees and approximately 330 part-time and temporary employees.  Of these employees, approximately 1,040 were in manufacturing, 560 were in sales and marketing, 520 were in customer service, 380 were in engineering and 250 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Item 1A.  RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with the rapidly changing product market or compete effectively, we could lose market share, and our results of operations could be negatively impacted.

The electronic display industry is characterized by ongoing product improvement, innovations and development. We compete against products produced in foreign countries and the U.S. In addition, our products also compete with other forms of advertising, such as television, print media and fixed display signs. Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices to increase their market share.  Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. To remain competitive, we must anticipate and respond quickly to our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively.

Our quarterly results of operations can be substantially affected by whether we are awarded large contracts and the size and timing of large contracts.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. When awarded large contracts, primarily in the college and professional sports facilities market, the OOH niche, and the large spectacular niche, the timing and amount could cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amount are difficult to predict, may not be repeatable, and are outside of our control. Operating results in one quarter may not be indicative of future operating results. Some factors that may cause our operating results to vary include:

•	new product introductions;

•	variations in product and product mix; and

•	delays or cancellations of orders.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation.

We provide warranties on our products with terms varying from one to 10 years.  In addition, we offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and provide a reserve for estimated warranty costs, an unanticipated claim could have a material adverse impact on our financial results.  In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation.

We enter into fixed-priced contracts on a regular basis, which could reduce our profits.

As part of our strategy, we enter into capped or fixed-price contracts. Because of the complexity of many of our client contracts, accurately estimating the cost, scope and duration of a particular contract can be a difficult task. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced.  Because of the large scale, customer timelines, seasonality of our business or long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost or shortages of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; and additional costs due to capacity constraints.  In addition to increased costs, these factors could delay delivery of products which may result in the assessment of liquidated damages.  Unanticipated costs that we are unable to pass on to our customers or our payment of liquidated damages under fixed contracts would negatively impact our profits.

Backlog may not be indicative of future revenue or profitability.

Many of our products have long sales, delivery and acceptance cycles. In addition, our backlog is subject to order cancellations and delays. Orders normally contain cancellation provisions to permit our recovery of costs expended and a pro-rata portion of the profit.  If projects are delayed, revenue recognition can occur over longer periods of time, and projects may remain in the backlog for extended periods of time.  If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog may reach levels which may not be sustained in subsequent quarters.

Unanticipated events resulting in credit losses could have a material adverse impact on our financial results.

Significant portions of our sales are to customers who place large orders for custom products.  We closely monitor the credit worthiness of our customers and have not, to date, experienced significant credit losses.  We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, because some of our exposure to credit losses is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results.

We depend on a single-source or a limited number of suppliers for our raw materials and components, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.

We obtain some of our raw materials from one or limited number of suppliers. If we cannot obtain key raw materials from our suppliers, the raw materials may not be readily available from other suppliers, other suppliers may not agree to supply the materials to us on terms as favorable as the terms we currently receive, or the raw materials from any other suppliers may not be of adequate and consistent quality. Although we believe our supply of raw materials is adequate for the needs of our business, we cannot assure that new sources of supply will be available when needed.  Any interruption in our supply of raw materials could affect our ability to manufacture our products until a new source of supply is located and; therefore, could have a material adverse effect on our business, financial condition or results of operations.

In addition, we purchase various raw materials and components in order to manufacture our products. Historically, fluctuations in the prices of these raw materials and components have not had a material impact on our business. In the future, however, if we experience increases in the price of raw materials and components and are unable to pass on those increases to our customers, it could negatively affect our business, financial condition or results of operations.

Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments, weak foreign economies, and compliance with foreign governmental requirements, which may impact our results of operations.

For the 2015, 2014, and 2013 fiscal years, revenue outside the United States represented approximately 19.7%, 17.8%, and 17.0% of our consolidated net sales, respectively. Our operations and earnings throughout the world have been and may in the future be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions and fluctuations on currency exchange activities; and burdensome taxes and tariffs and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficultly in enforcing agreements or collecting receivables and increased transportation and other shipping costs.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

Our future results may be affected by legal compliance risks related to the U.S. Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws for the countries in which we operate.

We are required to comply with the U.S. Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. It also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Although we have internal policies and procedures with the intention of assuring compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violations of such policies. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage.

We may fail to continue to attract, develop and retain key management personnel, which could negatively impact our operating results.

We depend on the performance of our senior executives and key employees, including experienced and skilled technical personnel.  The loss of any of our senior executives could negatively impact our operating results and ability to execute our business strategy.  Our future success will also depend upon our ability to attract, train, motivate and retain qualified personnel.

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results.

We increase our production capacity and the overhead supporting production based on anticipated market demand.  Market demand, however, has not always developed as expected or remained at a consistent level.  This underutilization risk can potentially decrease our profitability and impairment of certain assets.

The following factors are among those that could complicate capacity planning for market demand:

•	changes in the demand for and mix of products that our customers buy;

•	our ability to add and train our manufacturing staff in advance of demand;

•	the market’s pace of technological change;

•	variability in our manufacturing productivity; and

•	long lead times for our plant and equipment expenditures.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals,” which has imposed and may impose additional costs on us and could raise reputational challenges and other risks.

The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required, we filed Forms SD in May 2014 and May 2015 reporting on the source of conflict minerals we use, and we will be required to file a Form SD annually. We incurred costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements, which could have a material impact on our financial condition and results of operations.

Our management is required under U.S. generally accepted accounting principles ("GAAP") to make estimates and assumptions as of the dates of the financial statements. These estimates and assumptions affect the recognition of contract revenue, costs, profits or losses in applying the principles of percentage of completion; estimated amounts for warranty costs, the collectability of billed and unbilled accounts receivable and the amount of any allowance for doubtful accounts; the amount of estimated liabilities; the valuation of assets acquired plus liabilities, goodwill, and intangible assets assumed in acquisitions; and the valuation of stock-based compensation.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. We may encounter problems or delays in completing the review and evaluation, implementing improvements, or receiving a positive attestation from our independent registered public accounting firm.  In addition, our assessment of internal controls may identify deficiencies in our internal controls over financial reporting or other matters which may raise concerns for investors and therefore adversely affect our stock price.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded on our balance sheet as described in "Note 6. Long-Lived Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could adversely affect our results of operations in future periods.

Acquisitions and divestitures pose financial, management and other risks and challenges.

We routinely explore acquiring other businesses and assets. Periodically, we may also consider disposing of certain assets, subsidiaries, or lines of business. Acquisitions or divestitures present financial, managerial and operational challenges. These include, but are not limited to, the following:

•	diversion of management attention;

•	difficulty with integrating acquired businesses;

•	difficulty with the integration of different corporate cultures;

•	personnel issues;

•	increased expenses;

•	assumption of unknown liabilities and indemnification obligations;

•	potential disputes with the buyers or sellers;

•	the time involved in evaluating or modifying the financial systems of an acquired business; and

•	establishment of internal controls.

There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits.

The terms and conditions of our credit facility impose restrictions on our operations, and if we default on our credit facility, it could have a material adverse effect on our results of operations and financial condition and make us vulnerable to adverse economic or industry conditions.

The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, merge, sell assets, make distributions (including cash dividends) and create or incur liens.  The availability of credit facilities is also subject to certain covenants as explained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit.

In addition, it is anticipated that borrowings from our existing credit facilities and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements.  However, if additional capital is required, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our clients' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to perform their obligations to us.

If we became unable to obtain adequate surety bonding or letters of credit, it could adversely affect our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost as a result of general conditions that affect the insurance and bonding markets.

We may be unable to protect our intellectual property rights effectively, or we may infringe upon the intellectual property of others, either of which may have a material adverse effect on our operating results and financial condition.

We rely on a variety of intellectual property rights we use in our products and services.  We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged.  In particular, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources.

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

The outcome of pending and future claims or litigation can have a material adverse impact on our business, financial condition, and results of operations.

We can be a party to litigation in the normal course of business. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

Our data systems could fail or their security could be compromised.

Any failure of our data systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.

The protections we have adopted and to which we are subject may discourage takeover offers favored by our shareholders.

Our articles of incorporation, by-laws and other corporate governance documents and the South Dakota Business Corporation Act (SD Act) contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many shareholders may find attractive. These provisions make it more difficult for our shareholders to take some corporate actions. These provisions relate to:

•	the ability of our Board of Directors to issue undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action;

•	the classification of our Board of Directors, which effectively prevents shareholders from electing a majority of the directors at any one meeting of shareholders;

•
the adoption of a shareholder rights plan providing for the exercise of common stock purchase rights when a person becomes the beneficial owner of 15 percent or more of our outstanding common stock (subject to certain exceptions);

•	under the SD Act, limitations on the voting rights of shares acquired in specified types of acquisitions and restrictions on specified types of business combinations; and

•
under the SD Act, prohibitions against engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved.

These provisions may deny shareholders the receipt of a premium on their common stock, which in turn may have a depressive effect on the market price of our common stock.

Our common stock has at times been thinly traded, which may result in low liquidity and price volatility.

The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet our shareholders’ expectations, and the prices at which our stock trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception such sales could cause.

Significant changes in the market price of our common stock could result in securities litigation claims against us.

The market price of our common stock has fluctuated and will likely continue to fluctuate, and in the past, companies that have experienced significant changes in the market price of their stock have been subject to securities litigation claims. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, Dr. Aelred Kurtenbach's son, serves as our Chairman and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 8.6 percent of our outstanding common stock as of June 15, 2015, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 15, 2015. In addition, our other executive officers and directors, in the aggregate, beneficially owned an additional 4.9 percent of our outstanding common stock as of June 15, 2015, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 15, 2015. While this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, terrorist acts, fires, tornadoes, floods and severe weather in the United States or in other countries in which we operate may disrupt our operations as well as the operations of our customers. Such acts could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects. These events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work thereby adversely affecting our business, operating results or financial condition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are located in areas we deem necessary to meet sales, service and operating requirements.  We consider all of our properties to be both suitable and adequate to meet our requirements for the foreseeable future. A description of our principal facilities is set forth below:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD	Owned	773,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN	Owned	120,000	Manufacturing, Sales, Service, Office
Rupelmonde, Belgium	Owned	40,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	44,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD	Leased	145,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	90,500	Manufacturing, Sales, Service, Office

The remaining sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2019.  We believe all of our leases will be renewable at market terms, at our discretion or that suitable alternative space will be available to lease under similar terms and conditions. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on lease obligations.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 15, 2015, we had 1,164 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2015			Fiscal Year 2014
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
1st Quarter	$14.47	$11.05	$0.10	$11.49	$9.63	$0.12
2nd Quarter	13.68	11.02	0.10	12.35	10.45	0.09
3rd Quarter	13.87	11.48	0.10	15.80	11.73	0.09
4th Quarter	13.05	10.03	0.10	14.63	13.06	0.09

On May 29, 2015, our Board of Directors declared a quarterly dividend payment of $0.10 per share payable on June 23, 2015 to holders of record of our common stock on June 12, 2015.

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

Performance Graph

The following graph shows changes during the period from May 1, 2010 to May 2, 2015 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Items 7 and 8 of this Annual Report on Form 10-K.  The statement of operations data for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013 and the balance sheet data at May 2, 2015 and April 26, 2014 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended April 28, 2012 and April 30, 2011 and the balance sheet data at April 27, 2013, April 28, 2012 and April 30, 2011 are derived from audited financial statements that are not included in this Form 10-K.

	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$615,942	$551,970	$518,322	$489,526	$441,676
Gross profit	144,579	141,710	133,894	113,437	111,484
Gross profit margin	23.5%	25.7%	25.8%	23.2%	25.2%
Operating income	31,285	36,557	30,600	10,275	19,527
Operating margin	5.1%	6.6%	5.9%	2.1%	4.4%
Net income	20,882	22,206	22,779	8,489	14,244
Diluted earnings per share	0.47	0.51	0.53	0.20	0.34
Weighted average diluted shares outstanding	44,443	43,762	42,621	42,304	42,277
Balance Sheet Data:
Working capital	$149,075	$140,532	$125,456	$119,833	$128,160
Total assets	379,479	357,451	319,418	315,967	327,847
Total long-term liabilities	25,420	20,624	16,480	15,989	15,083
Total shareholders' equity	212,039	203,119	188,246	190,805	203,102
Cash dividends per share	0.40	0.39	0.73	0.62	0.60

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides our highlights and commentary related to factors impacting our financial conditions and further describes the results of operations. The most significant risks and uncertainties are discussed in "Item 1A. Risk Factors."

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K.

EXECUTIVE OVERVIEW

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We measure our success through estimated market share based on estimated market demand for digital displays and profitability over the long-term. Our success is contingent on the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  These qualities are important for our long-term success because our products have finite lifetimes and we strive to win replacement business from existing customers.

The global market place and adoption of digital solutions has expanded over the years. As the market matures, product pricing has been a barrier to entry for more participants in the market. The marketplace continues to expand the use of digital technology in a wide variety of applications. With this positive demand, strong competition exists across all of our business units, which causes margin constraints. Projects with revenues exceeding $1.0 million also attract competition, which generally reduces profitability. In addition, as a result of the lower sales prices, we must sell more products to generate the same or greater level of net sales in future years.

We organize around customer segments and geographic regions as further described in "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  Each business unit also has unique key growth drivers and challenges, as described below.

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
Standard display product market growth due to market adoption and lower product costs, which drive marketplace expansion. Standard display products are used to attract or communicate with customers and potential customers of retail, commercial, and other establishments.  Pricing and economic conditions impact our success in this business unit. We utilize a reseller network to distribute our standard products.

•
National accounts standard display market opportunities due to their desire to communicate their message, advertising and content consistently across the country. Increased demand is possible from retailers, quick serve restaurants, petroleum businesses, and other nationwide organizations.

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

•	Replacement cycles within each of these areas.

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

•	Replacement cycles within each of these areas.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications. Effective use of the United States transportation infrastructure requires intelligent transportation systems.   This growth is highly dependent on government spending, primarily by the federal government, along with the continuing acceptance of private/public partnerships as an alternative funding source.

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies and building products more suited to individual markets. We are broadening our product offerings into the transportation segment in Europe and the Middle East. We currently focus on third-party advertising market opportunities and the factors listed in each of the other business units to the extent they apply outside the United States and Canada.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of May 2, 2015 and April 26, 2014, we had an allowance for doubtful accounts balance of approximately $2.3 million and $2.5 million, respectively.

Warranties.  We have recognized a reserve for warranties on our products equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional reserves may become necessary, resulting in an increase in costs of goods sold.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine our reserve for warranties.  As of May 2, 2015 and April 26, 2014, we had approximately $26.5 million and $27.3 million reserved for these costs, respectively.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional reserves may be necessary, resulting in an increase in costs of goods sold.  In determining if additional reserves are necessary, we examine cost trends on the contracts and other information and compare them to the deferred revenue.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of May 2, 2015 and April 26, 2014, we had $13.1 million and $13.8 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

Income taxes.   We operate in multiple income tax jurisdictions both within the United States and internationally. Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes in each tax jurisdiction. Tax laws require that certain items be included in the tax returns at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary and reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities and reflect the enacted income tax rates in effect for the years in which the differences are expected to reverse. We consider a valuation allowance for deferred tax assets if it is "more likely than not" that some or all of the benefits will not be realized.

Because we operate in multiple income tax jurisdictions both within the United States and internationally, management must determine the appropriate allocation of income and expenses to each of these jurisdictions based on current interpretations of complex income tax regulations.

Income tax authorities in all jurisdictions regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income, expenses and other complex issues, including transfer pricing methodologies, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at the time of the remittance. We have approximately $10.4 million of untaxed earnings which have indefinitely been reinvested.

Asset Impairment. Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, Intangibles - Goodwill and Other.  Our impairment review involves estimating the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach at the reporting unit level, requiring significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge.  We use our judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal an asset has become impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements would have on our financial results, see "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

RESULTS OF OPERATIONS

Daktronics Inc. operates on a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 is a 53-week year; therefore, the fiscal year ended May 2, 2015 contained operating results for 53 weeks while the fiscal years ended April 26, 2014 and April 27, 2013 contained operating results for 52 weeks.

Net Sales

	May 2, 2015	April 26, 2014	2015 vs 2014		April 27, 2013	2014 vs 2013
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$165,793	$154,754	$11,039	7.1%	$144,596	$10,158	7.0%
Live Events	231,877	197,246	34,631	17.6%	158,562	38,684	24.4%
High School Park and Recreation	67,657	59,531	8,126	13.7%	66,128	(6,597)	(10.0)%
Transportation	48,333	54,861	(6,528)	(11.9)%	73,270	(18,409)	(25.1)%
International	102,282	85,578	16,704	19.5%	75,766	9,812	13.0%
	$615,942	$551,970	$63,972	11.6%	$518,322	$33,648	6.5%
Orders:
Commercial	$170,209	$155,840	$14,369	9.2%	$152,028	$3,812	2.5%
Live Events	226,354	225,331	1,023	0.5%	161,602	63,729	39.4%
High School Park and Recreation	69,188	59,812	9,376	15.7%	64,796	(4,984)	(7.7)%
Transportation	50,845	49,057	1,788	3.6%	73,426	(24,369)	(33.2)%
International	114,977	87,094	27,883	32.0%	80,158	6,936	8.7%
	$631,573	$577,134	$54,439	9.4%	$532,010	$45,124	8.5%

Sales and orders were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week fiscal year. The fiscal years ended April 26, 2014 and April 27, 2013 contained 52 weeks. The additional week of sales constituted approximately 2% of the increase in sales for the 2015 fiscal year.

Fiscal Year 2015 as compared to Fiscal Year 2014

Commercial: The increase in net sales for fiscal 2015 compared to fiscal 2014 was the net result of an increase in sales in the billboard niche due to the timing of orders and shipments. Weather related issues at our customers' billboard construction sites caused delayed shipments and moved sales from fiscal 2014 into early fiscal 2015. Sales in our spectacular niche increased due to increased market activity, which was offset by decreases in our on-premise and national account niches caused by the soft economic market.

The increase in orders for fiscal 2015 compared to fiscal 2014 was primarily the net result of an increase in orders in our large custom video contract niche due to increased market activity in this area. There was a slight increase in orders in our billboard niche, which was offset by decreases in our on-premise and national account niches due to the soft economic market.

We continue to see adoption of video solutions in our Commercial business unit marketplace. We see opportunity for orders and sales in our billboard, on-premise, and national account niches due to replacement cycles. A number of large custom video contract opportunities are available in the marketplace. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, and competitive factors, it is difficult to predict orders and net sales for fiscal 2016. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Live Events:  The increase in net sales for fiscal 2015 compared to fiscal 2014 was primarily due to an increase the number of multi-million dollar projects in professional sports stadiums used by Major League Baseball ("MLB"), the National Basketball Association ("NBA"), the National Football League ("NFL"), and the National Hockey League ("NHL"), which was offset by decreases in multi-sport arenas and sales related to college and university venues.

Orders for fiscal 2015 compared to fiscal 2014 were relatively flat.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display system in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, and competitive factors make forecasting fiscal 2016 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions and that we are successful at counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2015 compared to fiscal 2014 was primarily the result of a difference in order timing. We experienced many orders that were pushed out from our fourth quarter of fiscal 2014 into the first six months of fiscal 2015. The increase in sales also is due to production and delivery on a higher volume of orders and an increase in service agreements. Order transaction size also increased due to larger display sizes, which increased sales prices.

The increase in orders for fiscal 2015 compared to fiscal 2014 was primarily due to higher orders of video and sound systems as some orders pushed into the first six months of fiscal 2015 from the fourth quarter of fiscal 2014 due to customer timing, increased opportunities in the market place, and an increase in the size of the display systems.

We continue to see opportunities to sell larger video systems and our classic scoring and message centers in fiscal 2016, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents.  For the long term, we believe this market presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation:  The decrease in net sales for fiscal 2015 compared to fiscal 2014 was primarily the result of sales recognized during fiscal 2014 for three significant state transportation authorities and a significant transit project with no sales from recurring projects of a similar size recognized during fiscal 2015. We believe some of the sales decline is due to the uncertainty in this market because of the lack of clarity on the approval, timing and funding levels of the federal Highway and Transportation Funding Act of 2014.

The increase in orders for fiscal 2015 compared to fiscal 2014 was primarily due to the timing of orders received from state transportation authorities.

For fiscal 2016, we believe that the Transportation business unit's sales will increase due to a strong backlog going into fiscal 2016. A number of factors, such as transportation funding, the competitive environment and various other factors, make forecasting orders and net sales difficult. However, highways and public transit show growth in capital improvement projects that include dynamic message signs. Without transportation funding, payments to states could be reduced and could have a negative impact on our sales and financial results in the Transportation business unit.

International:  The increase in net sales for fiscal 2015 compared to fiscal 2014 was the net result of sales recognized for sports projects in Europe and Australia, retail spectaculars, and OOH billboard and street furniture products. We believe the increased sales is a result of our ongoing strategy to grow our international presence. In addition, Data Display's sales in the International business unit were approximately $5.0 million for fiscal 2015; Data Display was not part of the International business unit in fiscal 2014.

The increase in orders for fiscal 2015 compared to fiscal 2014 was primarily due to the increased amount of orders booked during the fourth quarter of fiscal 2015. These orders are related to all of our international markets; however, a major portion was due to an order in the transportation market for over $12.0 million.

For fiscal 2016, we believe the International business unit has potential for sales growth as we penetrate markets with our established sales networks and the pipeline of projects increases. In addition, the third-party advertising business continues to be strong worldwide, and we see a definite shift to digital as prices for displays have come down. We continue to see an increase in our pipeline for large video projects in sports and commercial applications and an increase in the projects using architectural lighting solutions. As with our other business units, large video system projects cause difficulty in projecting fiscal 2016 results.

Backlog: The product order backlog as of May 2, 2015 was $190.5 million as compared to $171.6 million as of April 26, 2014.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog decreased from one year ago in our Live Events and High School Park and Recreation business units and increased in our other business units. Approximately $30.0 million of the backlog is expected to be realized in fiscal 2017 for a Live Events project.

Fiscal Year 2014 as compared to Fiscal Year 2013

Commercial: The increase in net sales for fiscal 2014 compared to fiscal 2013 was the net result of:

•	An increase of $6.0 million in sales of large custom video contracts. The level of large custom contract orders and sales in this niche is subject to volatility.

•	An increase of $4.7 million in sales in our reseller niche resulting from increased contract orders in shopping centers and malls and civic and nonprofit niches.

•	Relatively flat sales in our billboard niche.

Live Events:  The increase in net sales for fiscal 2014 compared to fiscal 2013 was the net result of:

•
An increase of $40.0 million in sales in our large sports venue segment, resulting from $26.5 million in sales to NFL stadiums, $18.4 million in sales to multi-sport arenas, and $4.3 million in sales to MLB stadiums. This was offset by decrease in sales to minor league stadiums, NHL stadiums, and other various niches.

•	A $1.3 million decrease in sales to mobile and modular customers.

High School Park and Recreation:  The decrease in net sales for fiscal 2014 compared to fiscal 2013 was the result of:

•
Lower volume of sales from large video systems as a result of a decrease in the size and corresponding selling price of the video displays ordered during fiscal 2014. The opportunities to book large video system orders vary from year to year, and it is hard to predict. A number of factors, such as the discretionary nature of customers committing to upgrade products, impact order volumes.

•	The timing of purchase decisions that is impacted by economic factors.

Transportation:  The decrease in net sales for fiscal 2014 compared to fiscal 2013 was the result of:

•	Recognized sales in the amount of $30.5 million during fiscal 2013 for two significant projects with no sales from recurring projects of a similar size recognized during fiscal 2014.

•	A slight increase in sales related to traditional transportation business in fiscal 2014.

International:  The increase in net sales for fiscal 2014 compared to fiscal 2013 was the net result of a higher beginning backlog for fiscal 2014 compared to fiscal 2013 and an increase of orders booked during fiscal 2014 converting into sales and progress on large projects. We have been successful in sports application systems and commercial applications internationally. We completed the acquisition of OPEN during the first quarter of fiscal 2014. OPEN's sales were included in the International business unit results and contributed $4.2 million of net sales during fiscal 2014.

Gross Profit

	Year Ended
	May 2, 2015		April 26, 2014		April 27, 2013
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$44,344	26.7%	$44,974	29.1%	$38,123	26.4%
Live Events	40,945	17.7	43,019	21.8	31,718	20.0
High School Park and Recreation	21,561	31.9	16,202	27.2	18,601	28.1
Transportation	14,647	30.3	16,126	29.4	24,552	33.5
International	23,082	22.6	21,389	25.0	20,900	27.6
	$144,579	23.5%	$141,710	25.7%	$133,894	25.8%

Fiscal Year 2015 as compared to Fiscal Year 2014

The gross profit percentage decreased for fiscal 2015 compared to fiscal 2014. This decline was due to the mix of business; a number of multi-million dollar projects that generally are more competitive and have lower profit margins and include a higher level of subcontracted installations; additional spending due to capacity constraints in our second quarter; an increase in expenses for our acquisition of Data Display during the year; and competitive pressures in the marketplace.

It is difficult to project gross profit levels for fiscal 2016 because of the uncertainty regarding the level of sales, the sales mix and timing, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability which include enhanced capacity planning, releasing new product designs, and improved operational effectiveness in the installation and services delivery areas. Although there are ways to improve profitability, we are experiencing cost pressures in wages and benefits and increased pay in our U.S. manufacturing facilities at the beginning of fiscal 2016.

Commercial:  The gross profit percent decrease in the Commercial business unit for fiscal 2015 compared to fiscal 2014 was the result of the product mix of sales and manufacturing utilization, partially offset by lower warranty costs as a percent of sales.

Live Events:  The gross profit percent decrease in the Live Events business unit for fiscal 2015 compared to fiscal 2014 was due to the effects of an increased mix of large custom contracts, the related increased mix of subcontracted installation activity, and the higher volume of business during the second quarter which stretched our capacity. In order to meet critical event dates for our sports customers, we had additional costs related to overtime, expediting, and shipping. The installation activity generally lowers margins as we outsource subcontracted on-site work at general contracting rates which have lower margins than in-house video equipment production.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for fiscal 2015 compared to fiscal 2014 primarily was the result of overall gross margin improvement on contracts due to higher percentages of Daktronics Sports Marketing ("DSM") projects and improved manufacturing utilization. In addition, in the first quarter of fiscal 2015, we recognized a $1.3 million gain on the sale of our theatre rigging division.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2015 compared to fiscal 2014 was primarily the result of improved gross margins on contracts and standard orders and lower warranty costs as a percent of sales, partially offset by a decline in our manufacturing utilization.

International:  The gross profit percent decrease in the International business unit for fiscal 2015 compared to fiscal 2014 was the net result of an overall gross margin decline on our large custom contracts, which generally have lower margins due to their competitive nature and low utilization of our international manufacturing facilities, including the factory and related costs acquired with the Data Display acquisition.

Fiscal Year 2014 as compared to Fiscal Year 2013

The gross profit percentage remained flat for fiscal 2014 compared to fiscal 2013.

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2014 compared to fiscal 2013 was the result of overall gross margin improvement on product sales mix and manufacturing utilization, which was offset by increased warranty costs.

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2014 compared to fiscal 2013 was the result of improved manufacturing utilization from increased sales, offset by slightly higher warranty costs. Large live events video projects are competitively bid and generally result in lower overall margins from a sales mix perspective.

High School Park and Recreation:  The gross profit percent decrease in the High School Park and Recreation business unit for fiscal 2014 compared to fiscal 2013 primarily was the result of lower volume of sales from video projects and increased warranty and manufacturing costs.

Transportation: The gross profit percent decrease in the Transportation business unit for fiscal 2014 compared to fiscal 2013 was primarily the result of a lower volume of large custom projects and increased manufacturing costs, which was partially offset by lower warranty costs.

International:  The gross profit percent decrease in the International business unit for fiscal 2014 compared to fiscal 2013 was the net result of a decrease in the gross margin on product sales and an increase in manufacturing costs related to our new manufacturing plant in Belgium for third-party advertising displays, which was partially offset by lower warranty costs.

Selling Expenses

	Year Ended
	May 2, 2015			April 26, 2014			April 27, 2013
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$15,802	9.5%	7.8%	$14,662	9.5%	5.6%	$13,882	9.6%
Live Events	13,611	5.9	8.8	12,515	6.3	(1.0)	12,647	8.0
High School Park and Recreation	10,436	15.4	(2.7)	10,727	18.0	2.6	10,451	15.8
Transportation	4,244	8.8	28.0	3,316	6.0	2.9	3,222	4.4
International	13,870	13.6	10.3	12,574	14.7	0.1	12,557	16.6
	$57,963	9.4%	7.7%	$53,794	9.7%	2.0%	$52,759	10.2%

All areas of selling expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week fiscal year. The fiscal years ended April 26, 2014 and April 27, 2013 contained 52 weeks.

Fiscal Year 2015 as compared to Fiscal Year 2014

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Live Events, Transportation, and International business units increased for fiscal 2015 compared to fiscal 2014 primarily due to increases in personnel expenses, travel and entertainment expense, marketing expense, the implementation of a sales opportunity management tool, the additional costs associated with the Data Display sales teams, and various other expenses, with a reduction of bad debt and commission expenses.

Selling expense in our High School Park and Recreation business unit remained relatively flat for fiscal 2015 compared to fiscal 2014.

We expect selling expenses will increase slightly in dollars in fiscal 2016 as compared to fiscal 2015 but remain flat as a percentage of net sales.

Fiscal Year 2014 as compared to Fiscal Year 2013

Selling expense in our Commercial, High School Park and Recreation, Transportation, and International business units increased slightly in fiscal 2014 compared to fiscal 2013 primarily due to increases in personnel costs, including taxes and benefits, and travel and entertainment for sales activities, partially offset by a decrease in bad debt expense for potentially uncollectable accounts receivable primarily from sales derived from our International business unit not recurring in fiscal 2014.

Selling expense in our Live Events business unit remained relatively flat for fiscal 2014 compared to fiscal 2013.

Other Operating Expenses

	Year Ended
	May 2, 2015			April 26, 2014			April 27, 2013
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$30,679	5.0%	9.6%	$27,984	5.1%	2.1%	$27,404	5.3%
Product design and development	$24,652	4.0%	5.5%	$23,375	4.2%	1.1%	$23,131	4.5%

All areas of operating expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week fiscal year. The fiscal years ended April 26, 2014 and April 27, 2013 contained 52 weeks.

Fiscal Year 2015 as compared to Fiscal Year 2014

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles, and the costs of supplies.

General and administrative expenses in fiscal 2015 increased as compared to fiscal 2014 primarily due to an increase in professional services costs, personnel expenses, IT maintenance, and various other expenses. These expenses included one-time costs incurred in the second quarter of fiscal 2015 for professional services to support the expansion of our International business and other on-going costs to support our anticipated business growth. We incurred $0.4 million in general and administration expense for professional fees related to the Data Display acquisition.

We expect general and administrative expenses to increase slightly in dollars for fiscal 2016 as compared to fiscal 2015 but remain flat as a percentage of net sales.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and is included in cost of goods sold. Product development expenses in fiscal 2015 increased compared to fiscal 2014 primarily due to an increase in materials used in the development of new products and labor costs assigned to product development projects.

We expect product design and development expenses will increase slightly in dollars in fiscal 2016 as compared to fiscal 2015 but remain flat as a percentage of sales.

Fiscal Year 2014 as compared to Fiscal Year 2013

General and administrative expenses in fiscal 2014 as compared to fiscal 2013 was the result of an increase of $0.8 million in professional fees, travel and entertainment, IT maintenance, advertising, and other expense, which was offset by decreases in various other general and administrative expenses.

Product design and development expenses in fiscal 2014 as compared to fiscal 2013 remained relatively flat.

Other Income and Expenses

	Year Ended
	May 2, 2015			April 26, 2014			April 27, 2013
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$896	0.1%	(13.8)%	$1,039	0.2%	(11.0)%	$1,168	0.2%
Other (expense) income, net	$(498)	(0.1)%	40.3%	$(355)	(0.1)%	(57.7)%	$(839)	(0.2)%

Fiscal Year 2015 as compared to Fiscal Year 2014

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased slightly for fiscal 2015 as compared to fiscal 2014 due to lower installment receivables. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income. We expect our cash balances will increase during fiscal 2016.

Other (expense) income, net: The change in other income and expense, net for fiscal 2015 as compared to fiscal 2014, is primarily due to unrealized foreign currency gains from the volatility of the Euro, Australian dollar, and Canadian dollar.

Fiscal Year 2014 as compared to Fiscal Year 2013

Interest income, net:  Interest income declined slightly for fiscal 2014 as compared to fiscal 2013 due to a lower level of income on investments due to lower yields available in the market when reinvesting available cash.

Other (expense) income, net: The decrease in other expenses for fiscal 2014 as compared to fiscal 2013 was due to the recognition in fiscal 2013 of a $0.5 million settlement of a dispute relating to a past acquisition; no similar transaction was recorded in fiscal 2014.

Income Taxes

The effective tax rate was approximately 34.1 percent, 40.4 percent and 26.4 percent for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

The effective income tax rate for fiscal 2015 includes the impact of The Tax Increase Prevention Act of 2014 signed by the President in December 2014, which extended the research tax credits for one year to December 31, 2014. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized approximately $1.3 million in tax benefits during fiscal 2015.

The effective income tax rate for fiscal 2014 includes the impact of a $2.3 million valuation allowance against a deferred tax asset related to losses on an equity investment when it became more likely than not we would not realize the benefit. The rate was also impacted by the research credit being effective for only a portion of the year. For a more detailed description of the valuation allowance, please see "Note 13. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

The effective income tax rate for fiscal 2013 included the positive impact of a non-recurring international tax charge.

Fiscal Year 2015 Fourth Quarter Summary

During the fourth quarter of fiscal 2015, net sales increased approximately 16.0 percent to $158.1 million as compared to $136.2 million in the fourth quarter of fiscal 2014.  Net sales increased in the Commercial, Live Events, High School Park and Recreation, and International business units and remained relatively flat in the Transportation business unit. Commercial business unit net sales increased due to increases in the net sales for billboard and large custom video contracts, offset by a decrease in sales in on-premise and national account niches. Live Events business unit net sales increased due an increase in orders related to video displays for MLB stadiums. High School Park and Recreation business unit net sales increased due to an increase in sales and service orders. International business unit net sales increased due to sales recognized for sports projects in Europe and Australia, retail spectaculars, and OOH billboard and street furniture products.

Gross margin percentage decreased to approximately 22.3 percent in the fourth quarter of fiscal 2015 from approximately 24.8 percent in the fourth quarter of fiscal 2014.  The decrease in gross profit percentage was the net result of the product mix of sales and the increased mix of subcontracted installation activity.

Selling expenses increased to $14.6 million in the fourth quarter of fiscal 2015 compared to $13.7 million in the fourth quarter of fiscal 2014.  The increase was primarily due to increased personnel expenses, including taxes and benefits, marketing expenses, and bad debt expense which were partially offset by decreases of commissions and other expenses.

General and administrative costs increased by approximately 8.2 percent in the fourth quarter of fiscal 2015 to $7.8 million as compared to $7.2 million in the fourth quarter of fiscal 2014.   The increase was primarily due to increased personnel expenses, including taxes and benefits, and information technology, including software and hardware expenses, and partially offset by a decrease in professional fees.

Product development costs decreased by approximately 2.7 percent in the fourth quarter of fiscal 2015 to $5.9 million as compared to $6.0 million in the fourth quarter of fiscal 2014.  The decrease was the result of reduced engineering costs and small changes in non-engineering costs, the cost of materials to produce prototypes or test materials, and legal fees related to patent work.

The effective tax rate was 45.0 percent in the fourth quarter of fiscal 2015 compared to 74.3 percent in the fourth quarter of fiscal 2014.  The effective income tax rate for fiscal 2014 includes the impact of a $2.3 million valuation allowance against a deferred tax asset related to losses in an equity in investment when it became more likely than not we would not realize the benefit.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	May 2, 2015	April 26, 2014	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$53,168	$36,199	46.9%
Investing activities	(24,227)	(16,358)	48.1
Financing activities	(16,070)	(15,321)	4.9
Effect of exchange rate changes on cash	(641)	(94)	581.9
Net increase in cash and cash equivalents	$12,230	$4,426	(176.3)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $53.2 million for fiscal 2015 compared to $36.2 million in fiscal 2014. The increase in cash from operating activities of $17.0 million was the net result of an increase for changes in net operating assets and liabilities of $18.2 million, an increase of $0.6 million in our deferred income taxes, a $0.5 million increase in depreciation and amortization, and a $0.1 million increase in other non-cash items, net, offset by a decrease of $1.3 million in net income and a $1.1 million gain on the sale of property and equipment.

The most significant drivers of cash used from operating activities were changes in accounts payable, customer deposits and construction-type contracts, offset by cash generated from accounts receivable, inventory, and long-term marketing obligations and payables. Changes in accounts receivables generated $6.4 million of cash in fiscal 2015 compared to consuming $18.3 million in fiscal 2014. Changes in inventory consumed $1.9 million of cash in fiscal 2015 compared to consuming $12.8 million in fiscal 2014. Changes in long-term marketing obligations and payables generated $3.3 million of cash in fiscal 2015 compared to consuming $0.1 million in fiscal 2014. Changes in construction-type contracts, customer deposits, and accounts payable generated $6.8 million of cash in fiscal 2015 compared to generating $26.0 million in fiscal 2014.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flow on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets.

Cash flows from investing activities:  Cash used in investing activities totaled $24.2 million for fiscal 2015 compared to $16.4 million in fiscal 2014. Purchases of property and equipment totaled $21.8 million in fiscal 2015 compared to $13.5 million in fiscal 2014. The change from the prior year is due to the expansion of our Minnesota manufacturing facility, the purchase of new manufacturing equipment for various new product lines as well as machine upgrades, and additions to our information technology infrastructure.

A net cash inflow of $4.0 million was recognized during fiscal 2015 from the disposition of our automated rigging systems division for theatre applications.

A net cash outlay of $6.3 million was recognized during fiscal 2015 compared to $1.5 million in fiscal 2014 for acquisitions, investments in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $16.1 million for fiscal 2015 compared to $15.3 million in fiscal 2014. Dividends of $17.4 million, or $40.0 cents per share, were paid to Daktronics shareholders during fiscal 2015 compared to $16.7 million, or $39.0 cents per share, paid to Daktronics shareholders during fiscal 2014. During fiscal 2015 and fiscal 2014, payments of $1.2 million and $3.7 million were made on the debt assumed in the acquisitions of Data Display and OPEN, respectively.

Other Liquidity and Capital Resources Discussion: Although we have $2.7 million of retainage on long-term contracts included in receivables and costs in excess of billings as of May 2, 2015, we expect all of it to be collected within one year.

Working capital was $149.1 million at May 2, 2015 and $140.5 million at April 26, 2014.  The increase in working capital was primarily the result of higher sales and increases in cash and inventories, and decreases in warranty obligations, which were partially offset by increases among accounts payable, accrued expenses, and deferred revenue. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash reserves and, to a lesser extent, bank borrowings to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements. We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate their loss to Daktronics. At May 2, 2015, we had $42.7 million of bonded work outstanding against this line. For additional information on financing agreements, see, "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be approximately $25 million for fiscal 2016 for manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

We utilize cash to pay dividends to our investors. The following table summarizes the quarterly dividend declared and paid since the fiscal year end of April 26, 2014:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2014	June 2, 2014	June 13, 2014	$0.10
September 4, 2014	September 15, 2014	September 26, 2014	$0.10
December 4, 2014	December 15, 2014	December 26, 2014	$0.10
March 5, 2015	March 16, 2015	March 27, 2015	$0.10
May 29, 2015	June 12, 2015	June 23, 2015	$0.10

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board of Directors at its discretion.

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

Guarantees include transactions in connection with the sale of equipment to various customers.  Under these transactions, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1.1 million as of May 2, 2015 and April 26, 2014. In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that must be recognized, in connection with these arrangements.

As of May 2, 2015, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term obligations and accrued interest	$2,391	$555	$1,263	$573	$—
Operating leases	4,245	2,490	1,649	106	—
Unconditional purchase obligations	2,758	1,773	985	—	—
Conditional purchase obligations	700	200	400	100	—
Unrecognized tax benefits	2,891	157	2,734	—	—
Total	$12,985	$5,175	$7,031	$779	$—
Other commercial commitments:
Standby letters of credit	$13,615	$10,930	$1,155	$1,530	$—
Lines of credit interest	$62	$62	$—	$—	$—
Surety bonds	$42,720	$38,052	$4,668	$—	$—
Guarantees	$1,100	$1,100	$—	$—	$—

INFLATION

We believe inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through May 2, 2015, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the fiscal year 2015, net sales originating outside the United States were 20 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $2.0 million.

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

We have foreign currency forward agreements in place to offset changes in the value of intercompany receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $14.7 million, and all contracts mature within 10 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 16. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of May 2, 2015, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of May 2, 2015, our outstanding long-term receivables were $9.9 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity benefit of $38 thousand.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2016	2017	2018	2019	2020	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$3,785	$2,209	$1,674	$1,113	$435	$658
Average interest rate	8.7%	8.6%	8.5%	8.5%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Variable-rate	$389	$607	$409	$427	$—	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$344	$141	$107	$91	$55	$—
Average interest rate	8.7%	8.8%	8.9%	9.0%	9.0%	—%

Of our $57.3 million in cash balances at May 2, 2015, $49.9 million were denominated in United States dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics Inc.

We have audited the accompanying consolidated balance sheets of Daktronics Inc. and subsidiaries (the Company) as of May 2, 2015 and April 26, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 2, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics Inc. and subsidiaries at May 2, 2015 and April 26, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 2, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daktronics Inc.’s internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 22, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 22, 2015

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	May 2, 2015	April 26, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,284	$45,054
Restricted cash	496	514
Marketable securities	25,346	25,398
Accounts receivable, net	80,857	82,500
Inventories, net	64,389	62,228
Costs and estimated earnings in excess of billings	35,068	33,400
Current maturities of long-term receivables	3,784	5,235
Prepaid expenses and other assets	7,688	6,758
Deferred income taxes	10,640	10,694
Income tax receivables	5,543	2,459
Total current assets	291,095	274,240

Property and equipment, net	72,844	65,270
Long-term receivables, less current maturities	6,090	7,877
Goodwill	5,269	4,558
Intangibles, net	1,824	2,680
Investment in affiliates and other assets	1,655	826
Deferred income taxes	702	2,000
TOTAL ASSETS	$379,479	$357,451

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,747	$45,913
Accrued expenses	26,063	23,462
Warranty obligations	11,838	14,476
Billings in excess of costs and estimated earnings	23,797	22,483
Customer deposits (billed or collected)	16,828	17,654
Deferred revenue (billed or collected)	9,524	7,722
Current portion of other long-term obligations	587	809
Income taxes payable	636	1,162
Deferred income taxes	—	27
Total current liabilities	142,020	133,708

Long-term warranty obligations	14,643	12,774
Long-term deferred revenue (billed or collected)	3,914	4,978
Other long-term obligations, less current maturities	3,190	2,871
Long-term income tax payable	2,734	—
Deferred income taxes	939	1
Total long-term liabilities	25,420	20,624

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,643,801 and 43,166,731 shares issued at May 2, 2015 and April 26, 2014, respectively	48,960	43,935
Additional paid-in capital	32,693	29,923
Retained earnings	132,771	129,266
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive (loss) income	(2,376)	4
TOTAL SHAREHOLDERS' EQUITY	212,039	203,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$379,479	$357,451

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Net sales	$615,942	$551,970	$518,322
Cost of goods sold	471,363	410,260	384,428
Gross profit	144,579	141,710	133,894

Operating expenses:
Selling expense	57,963	53,794	52,759
General and administrative	30,679	27,984	27,404
Product design and development	24,652	23,375	23,131
	113,294	105,153	103,294
Operating income	31,285	36,557	30,600

Nonoperating income (expense):
Interest income	1,119	1,294	1,523
Interest expense	(223)	(255)	(355)
Other (expense) income, net	(498)	(355)	(839)

Income before income taxes	31,683	37,241	30,929
Income tax expense	10,801	15,035	8,150
Net income	$20,882	$22,206	$22,779

Weighted average shares outstanding:
Basic	43,514	42,886	42,280
Diluted	44,443	43,762	42,621

Earnings per share:
Basic	$0.48	$0.52	$0.54
Diluted	$0.47	$0.51	$0.53

Cash dividends declared per share	$0.40	$0.39	$0.73

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013

Net income	$20,882	$22,206	$22,779

Other comprehensive (loss) income:
Cumulative translation adjustments	(2,358)	147	(102)
Unrealized loss on available-for-sale securities, net of tax	(22)	(25)	(49)
Total other comprehensive (loss) income, net of tax	(2,380)	122	(151)
Comprehensive income	$18,502	$22,328	$22,628

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of April 28, 2012:	$34,631	$24,320	$131,830	$(9)	$33	$190,805
Net income	—	—	22,779	—	—	22,779
Cumulative translation adjustments	—	—	—	—	(102)	(102)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(49)	(49)
Share-based compensation	—	3,037	—	—	—	3,037
Exercise of stock options	1,316	(163)	—	—	—	1,153
Employee savings plan activity	1,482	—	—	—	—	1,482
Dividends paid	—	—	(30,859)	—	—	(30,859)
Balance as of April 27, 2013:	37,429	27,194	123,750	(9)	(118)	188,246
Net income	—	—	22,206	—	—	22,206
Cumulative translation adjustments	—	—	—	—	147	147
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(25)	(25)
Net tax benefit related to share-based compensation	—	119	—	—	—	119
Share-based compensation	—	2,897	—	—	—	2,897
Exercise of stock options	4,954	(287)	—	—	—	4,667
Employee savings plan activity	1,552	—	—	—	—	1,552
Dividends paid	—	—	(16,690)	—	—	(16,690)
Balance as of April 26, 2014:	43,935	29,923	129,266	(9)	4	203,119
Net income	—	—	20,882	—	—	20,882
Cumulative translation adjustments	—	—	—	—	(2,358)	(2,358)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Net tax benefit related to share-based compensation	—	38	—	—	—	38
Share-based compensation	—	3,038	—	—	—	3,038
Exercise of stock options	2,513	(306)	—	—	—	2,207
Employee savings plan activity	2,512	—	—	—	—	2,512
Dividends paid	—	—	(17,377)	—	—	(17,377)
Balance as of May 2, 2015:	$48,960	$32,693	$132,771	$(9)	$(2,376)	$212,039

See notes to consolidated financial statements

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,882	$22,206	$22,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,764	14,137	15,379
Amortization	204	364	228
Amortization of premium/discount on marketable securities	168	221	190
Gain on sale of property and equipment	(1,207)	(72)	42
Share-based compensation	3,038	2,897	3,037
Excess tax benefits from share-based compensation	(38)	(119)	—
Provision for doubtful accounts	(222)	(190)	331
Deferred income taxes, net	2,146	1,543	(4,340)
Change in operating assets and liabilities	13,433	(4,788)	13,103
Net cash provided by operating activities	53,168	36,199	50,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,837)	(13,519)	(9,674)
Proceeds from sales of property, equipment and other assets	4,037	238	198
Purchases of marketable securities	(15,653)	(15,550)	(16,506)
Proceeds from sales or maturities of marketable securities	15,532	13,953	17,451
Acquisitions, net of cash acquired	(6,306)	(1,480)	—
Net cash used in investing activities	(24,227)	(16,358)	(8,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(81)	—	(1,459)
Proceeds from exercise of stock options	2,513	4,954	1,316
Excess tax benefits from share-based compensation	38	119	—
Principal payments on long-term obligations	(1,163)	(3,704)	—
Dividends paid	(17,377)	(16,690)	(30,859)
Net cash used in financing activities	(16,070)	(15,321)	(31,002)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(641)	(94)	(11)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,230	4,426	11,205

CASH AND CASH EQUIVALENTS:
Beginning of period	45,054	40,628	29,423
End of period	$57,284	$45,054	$40,628

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business: Daktronics Inc. and its subsidiaries are engaged principally in the design, manufacture and sale of a wide range of electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services.  Our products are designed primarily to inform and entertain people through the communication of content.

Fiscal year: We operate on a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, an additional week is added to the first quarter of that fiscal year and each of the last three quarters is comprised of a 13 week period.  The fiscal years ended April 26, 2014 and April 27, 2013 consisted of 52 weeks. Fiscal 2015 is a 53-week year.

Principles of consolidation: The consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in affiliates over which we do not have the ability to exert significant influence over the investees operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities. Our proportional share of the respective affiliate’s earnings or losses is included in other (expense) income in our consolidated statements of operations.

The aggregate amount of investments accounted for under the cost method was $1,071 and $224 at May 2, 2015 and April 26, 2014, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

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

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $15 and $14 at May 2, 2015 and April 26, 2014, respectively.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services and product maintenance approximated 8.2 percent, 8.4 percent and 9.0 percent of net sales for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013, respectively.

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

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $14,764, $14,137 and $15,379 for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013, respectively.

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, described in "Note 6. Long-Lived Assets", which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation. We obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $1,783 and $1,656 at May 2, 2015 and April 26, 2014, respectively, and is included in accrued expenses in our consolidated balance sheets.

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

Income taxes:  We operate in multiple income tax jurisdictions both within the United States and internationally. Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes in each tax jurisdiction. Tax laws require certain items be included in the tax return at different times than are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary and reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities and reflect the enacted income tax rates in effect for the years in which the differences are expected to reverse. We consider a valuation allowance for deferred tax assets if it is "more likely than not" some or all of the benefits will not be realized.

Because we operate in multiple income tax jurisdictions both within the United States and internationally, management must determine the appropriate allocation of income and expenses to each of these jurisdictions based on current interpretations of complex income tax regulations.

Income tax authorities in these jurisdictions regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income, expenses and other complex issues, including transfer pricing methodologies, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

Comprehensive (loss) income:  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components.  Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive (loss) income represents net income (loss) adjusted for foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in comprehensive (loss) income has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.  In accordance with ASC 220 and Accounting Standards Update ("ASU") 2011-05, we disclose comprehensive (loss) income on a separate consolidated statement of comprehensive income.

Product design and development:  All expenses related to product design and development are charged to operations as incurred.  Our product development activities include the enhancement of existing products and the development of new products.

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $2,318, $1,694 and $1,584 for fiscal years 2015, 2014 and 2013, respectively.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013:

	Net income	Shares	Per share income (loss)
For the year ended May 2, 2015:
Basic earnings per share	$20,882	43,514	$0.48
Dilution associated with stock compensation plans	—	929	(0.01)
Diluted earnings per share	$20,882	44,443	$0.47
For the year ended April 26, 2014:
Basic earnings per share	$22,206	42,886	$0.52
Dilution associated with stock compensation plans	—	876	(0.01)
Diluted earnings per share	$22,206	43,762	$0.51
For the year ended April 27, 2013:
Basic earnings per share	$22,779	42,280	$0.54
Dilution associated with stock compensation plans	—	341	(0.01)
Diluted earnings per share	$22,779	42,621	$0.53

Options outstanding to purchase 1,462, 1,564 and 2,672 shares of common stock with a weighted average exercise price of $18.42, $18.64 and $15.09 per share during the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013, respectively, were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  See Note 11. Shareholders’ Equity and Share-Based Compensation for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued as a new topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. The FASB recently announced plans to defer the effective adoption date by one year. This ASU is effective for us beginning in fiscal 2019 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

Note 2. Segment Reporting

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit (formerly known as our Schools and Theatres business unit) primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Upon the sale of our automated rigging systems division for theatre applications in July 2014, we changed the name of this business unit. Other than such sale, there was no change to the composition of the segment. Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. We focus on product lines related to integrated scoring and video display systems for sports and commercial applications, out-of-home advertising products, and European transportation related products.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies".  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and High School Park and Recreation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Net sales:
Commercial	$165,793	$154,754	$144,596
Live Events	231,877	197,246	158,562
High School Park and Recreation	67,657	59,531	66,128
Transportation	48,333	54,861	73,270
International	102,282	85,578	75,766
	615,942	551,970	518,322

Contribution margin:
Commercial	28,541	30,313	24,241
Live Events	27,334	30,503	19,071
High School Park and Recreation	11,125	5,474	8,150
Transportation	10,404	12,810	21,330
International	9,212	8,816	8,343
	86,616	87,916	81,135

Non-allocated operating expenses:
General and administrative	30,679	27,984	27,404
Product design and development	24,652	23,375	23,131
Operating income	31,285	36,557	30,600

Nonoperating income (expense):
Interest income	1,119	1,294	1,523
Interest expense	(223)	(255)	(355)
Other (expense) income, net	(498)	(355)	(839)

Income before income taxes	31,683	37,241	30,929
Income tax expense	10,801	15,035	8,150
Net income	$20,882	$22,206	$22,779

Depreciation and amortization:
Commercial	$4,846	$4,243	$4,940
Live Events	4,610	4,461	4,473
High School Park and Recreation	1,836	2,053	2,233
Transportation	1,148	1,132	1,375
International	1,053	873	717
Unallocated corporate depreciation	1,475	1,739	1,869
	$14,968	$14,501	$15,607

No single geographic area comprises a material amount of net sales or long-lived assets (net of accumulated depreciation) other than the United States.  The following table presents information about net sales and long-lived assets in the United States and elsewhere:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Net sales:
United States	$494,860	$453,468	$430,242
Outside U.S.	121,082	98,502	88,080
	$615,942	$551,970	$518,322
Long-lived assets:
United States	$67,882	$60,846	$60,060
Outside U.S.	4,962	4,424	1,565
	$72,844	$65,270	$61,625

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 3. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASU 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive (loss) income.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of May 2, 2015, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of May 2, 2015 and April 26, 2014, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of May 2, 2015:
Certificates of deposit	$11,409	$—	$—	$11,409
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	7,951	—	(9)	7,942
Municipal bonds	4,989	5	—	4,994
	$25,349	$6	$(9)	$25,346
Balance as of April 26, 2014:
Certificates of deposit	$7,734	$—	$—	$7,734
U.S. Government securities	2,000	2	—	2,002
U.S. Government sponsored entities	8,349	—	(8)	8,341
Municipal bonds	7,309	12	—	7,321
	$25,392	$14	$(8)	$25,398

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive (loss) income” into earnings based on the specific identification method. In the fiscal years ended May 2, 2015 and April 26, 2014, the reclassifications from accumulated other comprehensive (loss) income to net assets were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of May 2, 2015 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$3,211	$8,198	$11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	4,687	307	4,994
	$8,899	$16,447	$25,346

Note 4. Business Combinations

Open Acquisition

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

During the third quarter of fiscal 2014, the purchase price allocation for the OPEN acquisition was completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,249 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $1,160 representing trade names with a useful life of 20 years and a customer list valued at $582 with a useful life of nine years. Also included in the purchase was $2,658 of property and equipment, $2,038 of inventory, $833 of other current assets offset by current operating liabilities of $1,230 and long and short term debt of $4,155. There were no material adjustments to the original purchase price allocation.

The purchase price includes deferred payments of $2,375 to be made over five years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

OPEN's sales were included in the International business unit results and contributed $4,218 of net sales during fiscal 2014. General and administrative expenses included $44 and $146 for the years ended April 26, 2014 and April 27, 2013, respectively, for professional fees relating to the acquisition.

Data Display Acquisition

We acquired 100 percent ownership in Data Display, a European transportation display company, on August 11, 2014 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures as the results of its operations are not material to our consolidated financial statements.

Data Display is a European based company focused on the design and manufacture of transportation displays. This acquisition will allow our Company to better service transportation customers world-wide and broadens our leadership position on a global scale. This acquisition included a manufacturing plant in Ireland to manufacture transportation displays. This acquisition was funded with cash on hand.

During the second quarter of fiscal 2015, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date using independent appraisals and other analysis. We are in the process of determining final working capital adjustments. The excess of purchase price over the net tangible and intangible assets was recorded as goodwill of $1,249 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $480 representing trademarks and technology with a useful life of 20 years and customer relationships valued at $84 with a useful life of 18 years. Based on the preliminary fair value measurements, also included in the purchase price was $1,433 of property and equipment, $437 of investments for affiliates, $2,773 of inventory, $3,380 of accounts receivable, and $1,869 of other current assets, which was offset by current operating liabilities of $3,616 and long term obligations of $950. The purchase price allocation is expected to be completed in the second quarter of fiscal 2016.

Data Display contributed net sales of $8,138 during fiscal 2015. General and administrative expenses included $434 during fiscal 2015 for professional fees relating to the acquisition.

Note 5. Sale of Theatre Rigging Division

In July 2014, we sold our automated rigging systems division for theatre applications. Related to the sale, we recorded a $1,261 gain which is included in cost of goods sold in the High School Park and Recreation business unit. In connection with the sale, we changed the name of the business unit from Schools and Theatres to High School Park and Recreation to more accurately describe it. See "Note 2. Segment Reporting" for a further description.

As part of the transaction, we sold assets of $2,817 that primarily consisted of accounts receivable, patents, inventory, and manufacturing equipment net of $355 of accounts payable.

Note 6. Long-Lived Assets

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

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends occurring in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years. Our investments are expected to relate to equipment replacements and new product line manufacturing equipment needs, and to keep our information technology infrastructure robust. We also believe long-term receivables will decrease as we grow.  We also have assumed through the recent economic downturn that our markets have not contracted for the long term; however, it may be a number of years before they fully recover.  These assumptions could deviate materially from actual results.

We perform an analysis of goodwill on an annual basis. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third quarter in fiscal 2015, 2014, and 2013.  The result of our analysis indicated no goodwill impairment existed for fiscal years 2015, 2014, and 2013.

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended May 2, 2015 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 26, 2014:	$2,381	$723	$129	$1,325	$4,558
Disposal of automated rigging systems division for theatre applications	(22)	—	—	—	(22)
Acquisition, net of cash acquired	—	—	—	1,249	1,249
Foreign currency translation	(38)	(2)	(38)	(438)	(516)
Balance as of May 2, 2015:	$2,321	$721	$91	$2,136	$5,269

As required by ASC 350, intangibles with finite lives are amortized.  We evaluate indefinite lived assets for impairment annually and whenever events or changes in circumstances indicate their carrying value may not be recoverable.  The net value of intangible assets is shown on our consolidated balance sheets.  Estimated amortization expense based on intangibles as of May 2, 2015 is $141 for each of the fiscal years 2016 through 2017, $132 for fiscal 2018, $132 for each of the fiscal years 2019 through 2020, and $1,146 in the aggregate for fiscal years after 2020.

The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of May 2, 2015 and April 26, 2014:

		May 2, 2015			April 26, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Definite-lived:
Patents	10	$—	$—	$—	$2,282	$1,730	$552
Registered Trademarks	20	1,461	116	1,345	1,216	59	1,157
Other	10	608	129	479	648	78	570
	17	2,069	245	1,824	4,146	1,867	2,279

Indefinite-lived:
Registered trademarks		—	—	—	401	—	401
		$2,069	$245	$1,824	$4,547	$1,867	$2,680

Impairment of long-lived assets:  In the fiscal years ended May 2, 2015, April 26, 2014, and April 27, 2013, the pretax impairment charges for other long-lived assets, including property and equipment, were immaterial. The impairment charges related to technology or equipment obsoleted due to technology improvements or to custom demo equipment with no resale value.  Impairment charges during fiscal 2015, 2014, and 2013 were included primarily in product development and selling expense.

Note 7. Selected Financial Statement Data

Inventories consisted of the following:

	May 2, 2015	April 26, 2014
Raw materials	$28,325	$27,660
Work-in-process	7,512	11,835
Finished goods	28,552	22,733
	$64,389	$62,228

Inventories are reported net of the allowance for excess and obsolete inventory of $3,998 and $2,692 as of May 2, 2015 and April 26, 2014, respectively.

Property and equipment consisted of the following:

	May 2, 2015	April 26, 2014
Land	$2,147	$2,539
Buildings	64,186	59,363
Machinery and equipment	80,664	72,787
Office furniture and equipment	15,823	15,754
Computer software and hardware	51,083	45,329
Equipment held for rental	803	868
Demonstration equipment	7,299	7,532
Transportation equipment	6,012	4,823
	228,017	208,995
Less accumulated depreciation	155,173	143,725
	$72,844	$65,270

Accrued expenses consisted of the following:

	May 2, 2015	April 26, 2014
Compensation	$12,137	$14,189
Taxes, other than income taxes	4,223	2,977
Other	9,703	6,296
	$26,063	$23,462

Other (expense) income, net consisted of the following:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Foreign currency transaction (losses)	$(514)	$(292)	$(319)
Other	16	(63)	(520)
	$(498)	$(355)	$(839)

Note 8. Uncompleted Contracts

Uncompleted contracts consisted of the following:

	May 2, 2015	April 26, 2014
Costs incurred	$708,029	$486,430
Estimated earnings	237,239	166,250
	945,268	652,680
Less billings to date	933,997	641,763
	$11,271	$10,917

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	May 2, 2015	April 26, 2014
Costs and estimated earnings in excess of billings	$35,068	$33,400
Billings in excess of costs and estimated earnings	(23,797)	(22,483)
	$11,271	$10,917

Note 9. Receivables

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,316 and $2,539 at May 2, 2015 and April 26, 2014, respectively.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with United States generally accepted accounting principles ("GAAP"), and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $9,874 and $13,112 as of May 2, 2015 and April 26, 2014, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 10.0 percent are due in varying annual installments through July 2022.  The face amount of long-term receivables was $10,976 as of May 2, 2015 and $14,892 as of April 26, 2014.  Included in accounts receivable as of May 2, 2015 and April 26, 2014 was $385 and $2,098, respectively, of retainage on construction-type contracts, all of which are expected to be collected within one year.

Note 10. Financing Agreements

We have a credit agreement with a U.S. bank for a $35,000 line of credit, which includes up to $15,000 for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with GAAP. The effective interest rate was 1.6 percent at May 2, 2015.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of May 2, 2015, there were no advances to us under the line of credit, and the balance of letters of credit outstanding was approximately $10,960.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends or other distributions, a capital expenditure reserve of $6,000, and income tax expenses, over (b) all principal and interest payments with respect to debt, excluding principal payments on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40,000 line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement described above. The total credit allowed between the two credit agreements is limited to $40,000. As of May 2, 2015, there were no advances outstanding and approximately $2,655 in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of May 2, 2015 and April 26, 2014.  The minimum fixed charge coverage ratio as of May 2, 2015 was 47-to-1, and the ratio of interest-bearing debt to EBITDA as of May 2, 2015 was 0.04-to-1.

Note 11. Shareholders’ Equity and Share-Based Compensation

Common stock:  Our authorized shares of 120,000,000 consist of 115,000,000 shares of common stock and 5,000,000 shares of “undesignated stock.”  Our Board of Directors has the power to issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.

Each outstanding share of our common stock includes one common share purchase right.  Each right entitles the registered holder to purchase from us one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 15 percent or more of our outstanding common shares.  The rights expire on November 19, 2018, which date may be extended by our Board subject to certain additional conditions.

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

At May 2, 2015, the aggregate number of shares available for future grant under the 2007 Plan for stock options and restricted stock awards was 27 shares.  Full value awards such as restricted stock and restricted stock unit awards reduce the number of shares available for issuance by a factor of two, and if such an award were forfeited or terminated without delivery of the shares, the number of shares again becoming eligible for issuance would be multiplied by a factor of two. Although the 2001 Plans remain in effect for options outstanding, no new options can be granted under these plans.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $2,751 at May 2, 2015, which is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of restricted stock vested was $1,089, $804, and $666 for fiscal years 2015, 2014, and 2013, respectively.

A summary of nonvested restricted stock and restricted stock units for the years ended May 2, 2015, April 26, 2014 and April 27, 2013 is as follows:

	Year Ended
	May 2, 2015		April 26, 2014		April 27, 2013
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	318	$9.59	279	$9.74	242	$9.81
Granted	150	12.25	147	10.03	119	8.50
Vested	(111)	9.83	(85)	9.47	(69)	12.05
Forfeited	(13)	10.70	(23)	9.37	(13)	9.63
Outstanding at end of year	344	10.63	318	9.59	279	9.74

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended May 2, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 26, 2014	2,935	$13.77	5.00	$6,333
Granted	205	13.31	—	—
Canceled or forfeited	(167)	14.57	—	—
Exercised	(232)	10.84	—	533
Outstanding at May 2, 2015	2,741	$13.94	4.63	$2,258

Shares vested and expected to vest	2,714	$13.96	4.60	$2,244
Exercisable at May 2, 2015	2,018	$14.96	3.54	$1,802

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at May 2, 2015 as options having exercise prices lower than the $10.75 per share market price of our common stock on that date.  There were in-the-money options to purchase 953 shares exercisable at May 2, 2015. The total intrinsic value of options exercised during fiscal years 2015, 2014, and 2013 was $533, $1,534, and $562, respectively.  The total fair value of stock options vested was $1,294, $1,541, and $1,898 for fiscal years 2015, 2014, and 2013, respectively.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We recognize the fair value of the stock options on a straight-line basis as compensation expense.  All options are recognized over the requisite service periods of the awards, which are generally the vesting periods.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  ASC 718 requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards expected to vest. The following factors are the significant assumptions used in the computation of the fair value of options:

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

Dividend yield.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Fair value of options granted	$5.44	$4.91	$3.43
Risk-free interest rate	1.93 - 2.14%	2.03 - 2.34%	0.71 - 1.13%
Expected dividend rate	2.60%	2.32%	2.43%
Expected volatility	48.01 - 51.89%	54.09 - 54.37%	45.60 - 46.15%
Expected life of option	5.84 - 6.95 years	5.9 - 6.9 years	5.9 - 6.8 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 2,500. The number of shares of common stock issued under the ESPP totaled 248, 195, and 214 shares in fiscal 2015, 2014, and 2013, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 742 shares at May 2, 2015.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986.

Total share-based compensation expense:  As of May 2, 2015, there was $5,136 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.8 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Stock options	$1,311	$1,451	$1,812
Restricted stock and stock units	1,234	1,000	765
Employee stock purchase plans	493	446	460
	$3,038	$2,897	$3,037

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013 is as follows:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Cost of goods sold	$737	$657	$633
Selling	825	810	856
General and administrative	908	859	980
Product design and development	568	571	568
	$3,038	$2,897	$3,037

We received $2,513 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 2, 2015. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $3, $(126), and $346 for fiscal years 2015, 2014, and 2013, respectively.

Note 12. Employee Benefit Plans

We sponsor a 401(k) savings plan under which eligible U.S. employees may choose to make voluntary contributions of such employees' compensation on a pretax basis, subject to certain Internal Revenue Service (IRS) limits. We make matching contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1000 hours during such plan year. We contributed $2,115, $1,859 and $1,713 to the plan for fiscal years 2015, 2014, and 2013, respectively.

We have unfunded deferred compensation agreements with one individual who is a former officer and another individual who is a former officer and director under which interest is credited each year to each participant’s account in an amount equal to the five-year Treasury note rate as of January 1 of each plan year.  Total amounts accrued for these plans as of May 2, 2015 and April 26, 2014 was $433 and $522, respectively.  Contributions for each of the fiscal years 2015, 2014, and 2013 were $23, $23 and $23, respectively.  The amounts accrued under the plans are not funded and are subject to the claims of the participants’ creditors.  Participants may elect various forms of withdrawals upon retirement, including a lump sum distribution or annual payments over five or 10 years. In 2015, a payment of $93 was distributed to one participant, which represented the first of five years of payments.

Note 13. Income Taxes

The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Domestic	$29,194	$35,699	$27,667
Foreign	2,489	1,542	3,262
Income before income taxes	$31,683	$37,241	$30,929

Income tax expense consisted of the following:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Current:
Federal	$6,657	$11,342	$9,517
State	1,150	1,454	2,219
Foreign	848	696	754
Deferred:
Federal	1,906	1,241	(3,114)
State	307	667	(1,090)
Foreign	(67)	(365)	(136)
	$10,801	$15,035	$8,150

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Computed income tax expense (benefit) at federal, state and local jurisdiction statutory rates	$11,089	$13,035	$10,825
State taxes, net federal benefit	1,016	1,433	684
Research and development tax credit	(1,292)	(750)	(1,804)
Meals and entertainment	369	344	308
Stock compensation	566	586	466
Dividends paid to retirement plan	(352)	(328)	(616)
Domestic production activities deduction	(529)	(1,012)	(976)
Change in valuation allowances	(2,295)	2,301	—
Change in uncertain tax positions	2,357	111	(70)
Other, net	(128)	(685)	(667)
	$10,801	$15,035	$8,150

The components of the net deferred tax asset were as follows:

	May 2, 2015	April 26, 2014
Deferred tax assets:
Warranty reserves	$10,038	$10,432
Vacation accrual	1,808	1,510
Net losses on equity investments	—	2,870
Deferred maintenance revenue	745	1,332
Reserves for excess and obsolete inventory	939	981
Equity compensation	828	899
Allowance for doubtful accounts	613	797
Inventory capitalization	531	306
Accrued compensation and benefits	1,124	1,397
Intangible assets	—	56
Unrealized loss on foreign currency exchange	554	206
Net operating loss carry forwards	791	766
Other	344	379
	18,315	21,931
Valuation allowance on equity investments	(52)	(2,297)
	18,263	19,634

Deferred tax liabilities:
Property and equipment	(7,249)	(6,232)
Prepaid expenses	(577)	(574)
Other	(34)	(162)
	(7,860)	(6,968)
	$10,403	$12,666

The classification of net deferred tax assets in the accompanying consolidated balance sheets is:

	May 2, 2015	April 26, 2014
Current assets	$10,640	$10,694
Current liabilities	—	(27)
Non-current assets	702	2,000
Non-current liabilities	(939)	(1)
	$10,403	$12,666

The changes in the amounts recorded for uncertain tax positions are:

	May 2, 2015	April 26, 2014	April 27, 2013
Balance at beginning of year	$494	$379	$449
Gross increases related to prior period tax positions	6	16	—
Gross decreases related to prior period tax positions	—	—	(11)
Gross increases related to current period tax positions	2,496	99	129
Lapse of statute of limitations	(105)	—	(188)
Balance at end of year	$2,891	$494	$379

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved; however, we do not anticipate any significant changes within the next 12 months. Interest and penalties incurred associated with uncertain tax positions are included in other (expense) income.

Our fiscal 2014 financial results included a deferred asset tax valuation allowance of $2,297 for a one-time valuation allowance. The corresponding deferred tax asset was related to potential capital losses from an investment in an affiliate ("affiliate") that is a United States entity. During the fourth quarter of fiscal 2014, we were notified that the affiliate had sold off a significant portion of its operations for a substantial loss. This loss puts us in doubt of any financial recovery of our investment in affiliate. Although the full capital loss of the affiliate has not yet been triggered under the Code, we have concluded that it would be more likely than not a capital loss if the affiliate goes out of business or we abandon the partnership. A tax court case solidified capital loss treatment versus ordinary gain treatment in abandonments. The Tax Court's decision in Pilgrim's Pride Corporation v. Commissioner and Code Sections 165 and 1234A state that loss deductions related to worthless security abandonments would be treated as a capital loss versus an ordinary loss.

In fiscal 2015, the Tax Court's decision in Pilgrim's Pride Corporation v. Commissioner was overturned by the federal Fifth Circuit Court of Appeals. Hence, we abandoned our partnership interest and will record an ordinary loss on our 2015 federal tax return, thereby moving the asset and valuation allowance into our current tax provision and recording a current deduction. Because our position has a chance of being disallowed, we believe we cannot reach the more-likely-than not conclusion that this ordinary loss will be realized. Therefore, we have maintained an uncertain tax provision reserve. We will continue to evaluate the facts and circumstances of this case and adjust our reserve accordingly.

Additional tax information:

In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. Income tax years are open for the United States jurisdiction for fiscal years 2012, 2013 and 2014.  International jurisdictions have open tax years varying by location beginning in fiscal 2005.

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at the time of the remittance. We have approximately $10,437 of untaxed earnings which have indefinitely been reinvested. Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

We have income tax net operating loss carryforwards related to our international operations of approximately $2,386 and a $791 deferred tax asset. These loss carryforwards do not expire; therefore, the deferred tax asset has an indefinite life. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We recognized an expense of $14, $20 and $10 in net interest and penalties during the years ended May 2, 2015, April 26, 2014 and April 27, 2013, respectively.  Interest and penalties recognized are recorded in income taxes in our consolidated statements of operations. We had accrued $16 and $15 in net interest or penalties as of May 2, 2015 and April 26, 2014, respectively.

Note 14. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
(Increase) decrease:
Restricted cash	$18	$(466)	$1,120
Account receivable	6,412	(18,293)	3,364
Long-term receivables	3,234	3,027	2,348
Inventories	(1,907)	(12,771)	6,656
Costs and estimated earnings in excess of billings	(1,667)	5,955	(16,335)
Prepaid expenses and other current assets	(575)	(536)	(658)
Income taxes receivable	(3,084)	(2,414)	5,944
Advertising rights and other assets	912	64	386
Increase (decrease):
Current marketing obligations and other payables	(146)	372	3
Accounts payable	5,594	6,701	4,749
Customer deposits	(1,315)	4,931	(450)
Accrued liabilities	2,860	165	2,909
Warranty obligations	(2,638)	543	884
Billings in excess of costs and estimated earnings	1,314	8,238	(140)
Long-term warranty obligations	1,869	1,560	2,048
Income taxes payable	(666)	(527)	1,023
Deferred revenue	(250)	(836)	(577)
Long-term marketing obligations and other payables	3,468	(501)	(171)
	$13,433	$(4,788)	$13,103

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Cash payments for:
Interest	$289	$198	$420
Income taxes, net of refunds	8,690	16,521	5,422

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	May 2, 2015	April 26, 2014	April 27, 2013
Demonstration equipment transferred to inventory	$34	$255	$612
Purchases of property and equipment included in accounts payable	1,510	2,099	1,207
Contributions of common stock under the employee stock purchase plan	2,512	1,552	1,482

Note 15. Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 2, 2015 and April 26, 2014 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of May 2, 2015:
Cash and cash equivalents	$57,284	$—	$57,284
Restricted cash	496	—	496
Available-for-sale securities:
Certificates of deposit	—	11,409	11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	—	4,994	4,994
Derivatives - currency forward contracts	—	(283)	(283)
	$58,781	$24,062	$82,843
Balance as of April 26, 2014:
Cash and cash equivalents	$45,054	$—	$45,054
Restricted cash	514	—	514
Available-for-sale securities:
Certificates of deposit	—	7,734	7,734
U.S. Government securities	2,002	—	2,002
U.S. Government sponsored entities	—	8,341	8,341
Municipal obligations	—	7,321	7,321
Derivatives - currency forward contracts	—	(85)	(85)
	$47,570	$23,311	$70,881

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See Note 16. Derivative Financial Instruments for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard, using primarily level 3 inputs, to value the assets and liabilities for the business combinations involving OPEN and Data Display, and determination of goodwill associated with the Vortek disposal. See "Note 4. Business Combinations" for more information. We did not make any material business combinations or recognize significant impairment losses during fiscal 2015 or fiscal 2014.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of May 2, 2015 and April 26, 2014, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at May 2, 2015 and April 26, 2014 were as follows:

	May 2, 2015		April 26, 2014
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,487	1,918	455	512
U.S. Dollars/Canadian Dollars	4,129	4,923	—	—
U.S. Dollars/British Pounds	1,679	1,123	2,484	1,500
U.S. Dollars/Singapore Dollars	1,176	1,601	1,035	1,300
U.S. Dollars/Euros	(229)	174	1,314	973
U.S. Dollars/Swiss Franc	5,662	5,500	—	—
U.S. Dollars/Japanese Yen	764	91,282	—	—

As of May 2, 2015 and April 26, 2014, there was a net liability of $283 and $85, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

Note 17. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Loss

Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of May 2, 2015 and April 26, 2014, we did not believe there was a reasonable possibility that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 and $1,100 as of May 2, 2015 and April 26, 2014, respectively.  In accordance with the provisions of ASC 460, Guarantees, there was no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the fiscal years ended May 2, 2015 and April 26, 2014 consisted of the following:

	May 2, 2015	April 26, 2014
Beginning accrued warranty costs	$27,250	$25,146
Warranties issued during the period	14,113	13,008
Settlements made during the period	(13,829)	(13,796)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	(1,053)	2,892
Ending accrued warranty costs	$26,481	$27,250

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of May 2, 2015, we had outstanding letters of credit and surety bonds in the amount of $13,615 and $42,720, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,714, $2,742 and $2,749 for the fiscal years ended May 2, 2015, April 26, 2014 and April 27, 2013, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at May 2, 2015:

Fiscal years ending	Amount
2016	$2,490
2017	1,324
2018	325
2019	68
2020	38
Thereafter	—
$4,245

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of May 2, 2015, we were obligated under the following conditional and unconditional purchase commitments, which included $700 in conditional purchase commitments:

Fiscal years ending	Amount
2016	$1,973
2017	1,090
2018	295
2019	100
2020	—
Thereafter	—
$3,458

Other long-term obligations: We are obligated to pay the following payments for an acquisition and for other various obligations.

	May 2, 2015	April 26, 2014
Advertising	$700	$620
Deferred purchase price	1,476	2,375
Total Outstanding	2,176	2,995
Less: current liability	555	728
Other long-term obligations	$1,621	$2,267

Note 18. Subsequent Events

On May 29, 2015, our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock for the fiscal year ended May 2, 2015, payable on June 23, 2015 to holders of record of our common stock on June 12, 2015.

Note 19. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal 2015 Quarter Ended
	August 2, 2014	November 1, 2014	January 31, 2015	May 2, 2015
Net sales	$166,618	$173,115	$118,123	$158,086
Gross profit	43,403	40,877	25,062	35,237
Net income	8,745	7,737	561	3,839
Basic earnings per share	0.20	0.18	0.01	0.09
Diluted earnings per share	0.20	0.18	0.01	0.09

	Fiscal 2014 Quarter Ended
	July 27, 2013	October 26, 2013	January 25, 2014	April 26, 2014
Net sales	$138,722	$161,639	$115,369	$136,240
Gross profit	35,502	43,365	29,089	33,754
Net income	5,719	11,790	2,871	1,826
Basic earnings per share	0.13	0.28	0.07	0.04
Diluted earnings per share	0.13	0.27	0.07	0.04

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of May 2, 2015, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 2, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 2, 2015 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of May 2, 2015.

Our internal control over financial reporting as of May 2, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 22, 2015	June 22, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics Inc.

We have audited Daktronics Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics Inc. and subsidiaries as of May 2, 2015 and April 26, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2015 of Daktronics Inc. and subsidiaries and our report dated June 22, 2015 expressed “an unqualified opinion thereon”.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 22, 2015

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2015 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended May 2, 2015 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

We maintain a Code of Conduct which applies to all of our employees, officers and directors.  Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other financial and accounting management employees.  A copy of our Code of Conduct can be obtained from our website at www.daktronics.com on the Investor Relations page and will be made available free of charge to any shareholder upon request.  Information on or available through our website is not part of this Form 10-K.  We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website.  However, to date, we have not granted a waiver from the Code of Conduct.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2015.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 2, 2015 and April 26, 2014
Consolidated Statements of Operations for each of the three fiscal years ended May 2, 2015, April 26, 2014, and April 27, 2013
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended May 2, 2015, April 26, 2014, and April 27, 2013
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended May 2, 2015, April 26, 2012, and April 27, 2013
Consolidated Statements of Cash Flows for each of the three fiscal years ended May 2, 2015, April 26, 2014, and April 27, 2013
Notes to the Consolidated Financial Statements

(2)	Schedules

The following financial statement schedule is submitted herewith:

Schedule II – Valuation and Qualifying Accounts

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index of Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

All Sport®, Daktronics®, DakStats®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, Valo®, Vanguard®, Venus®, V-Net®, Visiconn®, V-Tour®, and V-Link® are trademarks of Daktronics Inc.  All other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2015.

DAKTRONICS INC.
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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 22, 2015
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 22, 2015
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 22, 2015
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 22, 2015
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 22, 2015
James B. Morgan

By /s/ John L. Mulligan	Director	June 22, 2015
John L. Mulligan

By /s/ James A. Vellenga	Director	June 22, 2015
James A. Vellenga

DAKTRONICS INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
For the year ended May 2, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,539	$(146)	$—		$(73)	(b)	$2,320
Allowance for excess and obsolete inventories	2,692	2,701	2	(a)	(1,397)	(c)	3,998
For the year ended April 26, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	2,718	860	—		(1,039)	(b)	2,539
Allowance for excess and obsolete inventories	3,286	1,219	(1)	(a)	(1,812)	(c)	2,692
For the year ended April 27, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	2,398	782	—		(462)	(b)	2,718
Allowance for excess and obsolete inventories	2,851	3,094	1	(a)	(2,660)	(c)	3,286
(a)    Translation adjustment on foreign subsidiary balances
(b)     Write-off of uncollected accounts, net of collections
(c)     Obsolete and excess inventory disposals

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

4.2	Rights Agreement (Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008).
4.3	2001 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.4	2001 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.5	Daktronics Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
10.1	Amended and Restated Deferred Compensation Agreement Between the Company and Aelred Kurtenbach (Incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K on June 28, 2004).*
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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended May 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
* Indicates a management contract or compensatory plan or arrangement.