Form 10-Q
period 2015-08-01
DAKTRONICS INC /SD/
filed 2015-09-03
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2015

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 31, 2015 was 43,769,661.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 1, 2015

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	August 1, 2015	May 2, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,269	$57,284
Restricted cash	199	496
Marketable securities	25,329	25,346
Accounts receivable, net	82,754	80,857
Inventories, net	72,011	64,389
Costs and estimated earnings in excess of billings	37,816	35,068
Current maturities of long-term receivables	3,490	3,784
Prepaid expenses and other assets	6,451	6,663
Deferred income taxes	10,636	10,640
Income tax receivables	6,623	5,543
Total current assets	280,578	290,070

Long-term receivables, less current maturities	6,153	6,090
Goodwill	5,385	5,269
Intangibles, net	1,756	1,824
Investment in affiliates and other assets	2,637	2,680
Deferred income taxes	722	702
	16,653	16,565
PROPERTY AND EQUIPMENT:
Land	2,139	2,147
Buildings	64,644	64,186
Machinery and equipment	84,663	80,664
Office furniture and equipment	15,845	15,823
Computer software and hardware	52,780	51,083
Equipment held for rental	803	803
Demonstration equipment	7,521	7,299
Transportation equipment	6,124	6,012
	234,519	228,017
Less accumulated depreciation	158,575	155,173
	75,944	72,844
TOTAL ASSETS	$373,175	$379,479

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	August 1, 2015	May 2, 2015
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,640	$52,747
Accrued expenses	27,985	26,063
Warranty obligations	12,297	11,838
Billings in excess of costs and estimated earnings	17,186	23,797
Customer deposits (billed or collected)	18,734	16,828
Deferred revenue (billed or collected)	9,675	9,524
Current portion of other long-term obligations	508	587
Income taxes payable	389	636
Total current liabilities	135,414	142,020

Long-term warranty obligations	15,177	14,643
Long-term deferred revenue (billed or collected)	3,711	3,914
Other long-term obligations, less current maturities	2,807	3,190
Long-term income tax payable	2,912	2,734
Deferred income taxes	933	939
Total long-term liabilities	25,540	25,420
TOTAL LIABILITIES	160,954	167,440

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,787,037 and 43,643,801 shares issued and outstanding at August 1, 2015 and May 2, 2015, respectively	49,523	48,960
Additional paid-in capital	33,455	32,693
Retained earnings	132,171	132,771
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(2,919)	(2,376)
TOTAL SHAREHOLDERS' EQUITY	212,221	212,039
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$373,175	$379,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	August 1, 2015	August 2, 2014
Net sales	$150,221	$166,618
Cost of goods sold	114,720	123,215
Gross profit	35,501	43,403

Operating expenses:
Selling expense	14,264	15,046
General and administrative	8,170	7,937
Product design and development	6,968	6,803
	29,402	29,786
Operating income	6,099	13,617

Nonoperating (expense) income:
Interest income	298	300
Interest expense	(62)	(68)
Other (expense) income, net	(443)	(172)

Income before income taxes	5,892	13,677
Income tax expense	2,116	4,932
Net income	$3,776	$8,745

Weighted average shares outstanding:
Basic	43,797	43,261
Diluted	44,073	43,641

Earnings per share:
Basic	$0.09	$0.20
Diluted	$0.09	$0.20

Cash dividend declared per share	$0.10	$0.10

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	August 1, 2015	August 2, 2014

Net income	$3,776	$8,745

Other comprehensive loss:
Cumulative translation adjustments	(558)	(137)
Unrealized gain (loss) on available-for-sale securities, net of tax	15	(7)
Total other comprehensive loss, net of tax	(543)	(144)
Comprehensive income	$3,233	$8,601

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,776	$8,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,020	3,625
Amortization	35	91
Amortization of premium/discount on marketable securities	33	49
Gain on sale of property, equipment and other assets	(62)	(1,132)
Share-based compensation	751	767
Excess tax benefits from share-based compensation	(11)	(11)
Provision for doubtful accounts	160	94
Deferred income taxes, net	(21)	207
Change in operating assets and liabilities	(18,763)	12,026
Net cash (used in) provided by operating activities	(10,082)	24,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,232)	(8,146)
Proceeds from sale of property, equipment and other assets	66	3,509
Purchases of marketable securities	(9,506)	(1,522)
Proceeds from sales or maturities of marketable securities	9,497	1,389
Acquisitions, net of cash acquired	(614)	(570)
Net cash used in investing activities	(7,789)	(5,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(9)	—
Proceeds from exercise of stock options	562	187
Excess tax benefits from share-based compensation	11	11
Principal payments on long-term obligations	(8)	(21)
Dividends paid	(4,375)	(4,323)
Net cash used in financing activities	(3,819)	(4,146)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(325)	29
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,015)	15,004

CASH AND CASH EQUIVALENTS:
Beginning of period	57,284	45,054
End of period	$35,269	$60,058

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$126	$151
Income taxes, net of refunds	3,215	4,420

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	4	26
Purchase of property and equipment included in accounts payable	883	2,327
Contributions of common stock under the employee stock purchase plan	—	813

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The balance sheet at May 2, 2015 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 2, 2015, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the three months ended August 1, 2015 contained operating results for 13 weeks while the three months ended August 2, 2014 contained operating results for 14 weeks.

Certain reclassifications in the Consolidated Balance Sheets' categories of prepaid expenses and other assets and investment in affiliates and other assets have been made to conform fiscal 2015 to the fiscal 2016 classifications for comparative purposes.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued as a new topic, Accounting Standards Codification ("ASC") 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. The FASB recently announced plans to defer the effective adoption date for one year. ASU 2014-09 is effective for us beginning in fiscal 2019 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting ASU 2014-09 will have on our consolidated results of operations, cash flows, and financial position.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 1, 2015 and August 2, 2014:

	Net income	Shares	Per share income
For the three months ended August 1, 2015
Basic earnings per share	$3,776	43,797	$0.09
Dilution associated with stock compensation plans	—	276	—
Diluted earnings per share	$3,776	44,073	$0.09
For the three months ended August 2, 2014
Basic earnings per share	$8,745	43,261	$0.20
Dilution associated with stock compensation plans	—	380	—
Diluted earnings per share	$8,745	43,641	$0.20

Options outstanding to purchase 1,437 shares of common stock with a weighted average exercise price of $18.33 for the three months ended August 1, 2015 and 1,455 shares of common stock with a weighted average exercise price of $18.51 for the three months ended August 2, 2014 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, and Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), outdoor advertisers, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. We focus on product lines that relate to integrated scoring and video display systems for sports and commercial applications, out-of-home advertising products, and European transportation related products.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended May 2, 2015.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, Transportation, and High School Park and Recreation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	August 1, 2015	August 2, 2014
Net sales:
Commercial	$43,210	$39,782
Live Events	47,922	75,674
High School Park and Recreation	18,959	20,111
Transportation	13,767	13,313
International	26,363	17,738
	150,221	166,618

Contribution margin:
Commercial	6,113	6,912
Live Events	6,183	12,047
High School Park and Recreation	3,775	5,158
Transportation	3,180	3,281
International	1,986	959
	21,237	28,357

Non-allocated operating expenses:
General and administrative	8,170	7,937
Product design and development	6,968	6,803
Operating income	6,099	13,617

Nonoperating (expense) income:
Interest income	298	300
Interest expense	(62)	(68)
Other (expense) income, net	(443)	(172)

Income before income taxes	5,892	13,677
Income tax expense	2,116	4,932
Net income	$3,776	$8,745

Depreciation and amortization:
Commercial	$1,257	$1,207
Live Events	1,321	1,147
High School Park and Recreation	490	453
Transportation	329	265
International	256	250
Unallocated corporate depreciation	402	394
	$4,055	$3,716

No single geographic area comprises a material amount of net sales or property and equipment, net of accumulated depreciation other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation in the United States and elsewhere:

	Three Months Ended
	August 1, 2015	August 2, 2014
Net sales:
United States	$119,867	$141,830
Outside U.S.	30,354	24,788
	$150,221	$166,618

	August 1, 2015	May 2, 2015
Property and equipment, net of accumulated depreciation:
United States	$71,090	$67,882
Outside U.S.	4,854	4,962
	$75,944	$72,844

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on a few large digital billboard customers in our Commercial business unit.

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of August 1, 2015, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of August 1, 2015 and May 2, 2015, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of August 1, 2015
Certificates of deposit	$13,636	$—	$—	$13,636
U.S. Government securities	500	—	—	500
U.S. Government sponsored entities	7,224	—	(1)	7,223
Municipal obligations	3,967	3	—	3,970
	$25,327	$3	$(1)	$25,329
Balance as of May 2, 2015
Certificates of deposit	$11,409	$—	$—	$11,409
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	7,951	—	(9)	7,942
Municipal obligations	4,989	5	—	4,994
	$25,349	$6	$(9)	$25,346

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the three months ended August 1, 2015 and August 2, 2014, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of August 1, 2015 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$3,948	$9,688	$13,636
U.S. Government securities	500	—	500
U.S. Government sponsored agencies	—	7,223	7,223
Municipal obligations	3,664	306	3,970
	$8,112	$17,217	$25,329

Note 5. Business Combination

We acquired 100 percent ownership in Data Display, a European transportation display company, on August 11, 2014 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures because the results of its operations are not material to our consolidated financial statements.

Data Display is a European based company focused on the design and manufacture of transportation displays. This acquisition allows our organization to better service transportation customers world-wide and broaden our leadership position on a global scale. This acquisition included a manufacturing plant in Ireland to manufacture transportation displays. This acquisition was funded with cash on hand.

During the second quarter of fiscal 2015, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed, as of the acquisition date using independent appraisals and other analysis. A final measurement was completed during the first quarter of fiscal 2016 and the fair value of consideration paid and contingent consideration were finalized.

The following table summarizes the adjustments that were made to the original purchase price allocation:

	Purchase price allocation as originally reported	Adjustments	Reconciliation of assets and liabilities transferred
Goodwill	$1,099	$364	$1,463
Trademarks and Technology	480	—	480
Customer Relationships	84	—	84
Property and Equipment	1,433	—	1,433
Investment for Affiliates	437	—	437
Inventory	2,773	(149)	2,624
Accounts Receivable	3,380	(317)	3,063
Other Current Assets	1,869	23	1,892
Current Liabilities	3,616	79	3,695
Long-term Obligations	950	—	950

Note 6. Sale of Theatre Rigging Manufacturing

In July 2014, we sold our automated rigging systems business for theatre applications. Related to the sale, we recorded a $1,261 gain, which is included in cost of goods sold in the High School Park and Recreation business unit.

As part of the transaction, we sold assets of $2,817 that primarily consisted of accounts receivable, patents, inventory, and manufacturing equipment, net of $355 of accounts payable.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended August 1, 2015 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2015	$2,321	$721	$91	$2,136	$5,269
Acquisition, net of cash required	—	—	—	213	213
Foreign currency translation	(30)	(2)	(29)	(36)	(97)
Balance as of August 1, 2015	$2,291	$719	$62	$2,313	$5,385

We perform an analysis of goodwill on an annual basis. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2015, which was November 2, 2014. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 8. Inventories

Inventories consisted of the following:

	August 1, 2015	May 2, 2015
Raw materials	$31,669	$28,325
Work-in-process	7,450	7,512
Finished goods	32,892	28,552
	$72,011	$64,389

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,477 and $2,316 at August 1, 2015 and May 2, 2015, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with United States GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $9,643 and $9,874 as of August 1, 2015 and May 2, 2015, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2025.  The face amount of long-term receivables was $11,012 as of August 1, 2015 and $10,976 as of May 2, 2015.  Included in accounts receivable as of August 1, 2015 and May 2, 2015 was $531 and $385, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

As of August 1, 2015 and May 2, 2015 we had $500 and $0, respectively, accrued for contingent liabilities that management had determined to be probable and estimable. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Guarantees:  In connection with the sale of equipment to various customers, we have entered into contractual arrangements whereby we agreed to repurchase equipment at the end of the lease term at a fixed price. Our total obligations under these fixed price arrangements were $1,100 as of August 1, 2015 and May 2, 2015.  In accordance with the provisions of ASC 460, Guarantees, there is no guarantee liability in accrued expenses that needed to be recognized in connection with these arrangements.

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

Changes in our warranty liability for the three months ended August 1, 2015 consisted of the following:

Amount
Beginning accrued warranty costs	$26,481
Warranties issued during the period	3,344
Settlements made during the period	(4,274)
Changes in accrued warranty costs for pre-existing warranties during the period, including expirations	1,923
Ending accrued warranty costs	$27,474

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of August 1, 2015, we had outstanding letters of credit and surety bonds in the amount of $13,336 and $50,931, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $640 and $696 for the three months ended August 1, 2015 and August 2, 2014, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at August 1, 2015:

Fiscal years ending	Amount
2016	$2,000
2017	1,493
2018	443
2019	85
2020	38
$4,059

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of August 1, 2015, we were obligated under the following conditional and unconditional purchase commitments, which included $700 in conditional purchase commitments:

Fiscal years ending	Amount
2016	$1,791
2017	1,090
2018	295
2019	100
2020	—
$3,276

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

As of August 1, 2015, we had $2,900 of unrecognized tax benefits which would affect our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 1, 2015 and May 2, 2015 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of August 1, 2015
Cash and cash equivalents	$35,269	$—	$35,269
Restricted cash	199	—	199
Available-for-sale securities:
Certificates of deposit	—	13,636	13,636
U.S. Government securities	500	—	500
U.S. Government sponsored entities	—	7,223	7,223
Municipal obligations	—	3,970	3,970
Derivatives - currency forward contracts	—	35	35
	$35,968	$24,864	$60,832
Balance as of May 2, 2015
Cash and cash equivalents	$57,284	$—	$57,284
Restricted cash	496	—	496
Available-for-sale securities:
Certificates of deposit	—	11,409	11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	—	4,994	4,994
Derivatives - currency forward contracts	—	(283)	(283)
	$58,781	$24,062	$82,843

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

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard, using primarily Level 3 inputs, to value the assets and liabilities for the business combination involving Data Display and the determination of goodwill associated with the sale of our automated rigging systems business for theatre applications. See Note 5. Business Combinations for more information. We did not make any material business combinations or recognize significant impairment losses during fiscal 2015.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of August 1, 2015 and May 2, 2015, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at August 1, 2015 and May 2, 2015 were as follows:

	August 1, 2015		May 2, 2015
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,628	4,800	1,487	1,918
U.S. Dollars/Japanese Yen	136	16,707	764	91,282
U.S. Dollars/Canadian Dollars	1,907	2,479	4,129	4,923
U.S. Dollars/British Pounds	1,961	1,285	1,679	1,123
U.S. Dollars/Singapore Dollars	1,002	1,369	1,176	1,601
U.S. Dollars/Euros	(91)	(54)	(229)	(174)
U.S Dollars/Swiss Franc	4,636	4,500	5,662	5,500

As of August 1, 2015 and May 2, 2015, there was a net asset and liability of $35 and $283, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On September 3, 2015, our Board of Directors declared a dividend of $0.10 per share payable on September 25, 2015 to shareholders of record of our common stock on September 14, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; and (xi.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

The following discussion highlights the principal factors impacting our financial condition and further describes our results of operations.  This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Report.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and the International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation (formerly known as Schools and Theatres), and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in Note 3. Segment Disclosure.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the three months ended August 1, 2015 contain operating results for 13 weeks while the three months ended August 2, 2014 contained operating results for 14 weeks.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

Net Sales

	Three Months Ended
(in thousands)	August 1, 2015	August 2, 2014	Dollar Change	Percent Change
Net sales:
Commercial	$43,210	$39,782	$3,428	8.6%
Live Events	47,922	75,674	(27,752)	(36.7)
High School Park and Recreation	18,959	20,111	(1,152)	(5.7)
Transportation	13,767	13,313	454	3.4
International	26,363	17,738	8,625	48.6
	$150,221	$166,618	$(16,397)	(9.8)%
Orders:
Commercial	$34,957	$41,773	$(6,816)	(16.3)%
Live Events	60,740	57,205	3,535	6.2
High School Park and Recreation	27,874	29,694	(1,820)	(6.1)
Transportation	13,637	11,302	2,335	20.7
International	27,864	20,705	7,159	34.6
	$165,072	$160,679	$4,393	2.7%

Sales and orders in all business units were impacted as a result of the three months ended August 1, 2015 including 13 weeks compared to the three months ended August 2, 2014, which contained results for 14 weeks.

Commercial: The increase in net sales for the three months ended August 1, 2015 compared to the same period one year ago was the result of an increase in sales in our on-premise niche and spectacular niche correlating to a strong order backlog coming into fiscal 2016. Sales decreased in our digital billboard niche due to a higher than usual fiscal 2015 first quarter sales caused by construction site delays in late fiscal 2014 that moved more work into fiscal 2015.

The decrease in orders for the three months ended August 1, 2015 compared to the same period one year ago was the result of the volatility of large custom video orders in our spectacular niche. In addition, we had a large custom video order in the first quarter of fiscal 2015 and no order of a similar size occurred during the first quarter of fiscal 2016. Orders decreased in our on-premise niche and remained flat in our billboard niche primarily due to volatility on order timing and a general market delay in placing orders as compared with prior history.

Live Events:  The decrease in net sales for the three months ended August 1, 2015 compared to the same period one year ago was primarily due to project timing differences due to change in the demand profile in the marketplace. During the fourth quarter of fiscal 2015, we worked on a number of spring baseball projects, completed the work, and recognized the sales prior to the first quarter of fiscal 2016. In the first quarter of fiscal 2016, the mix of business has turned to more demand for indoor arena applications which we expect to deliver over the coming quarters.

Orders increased for the three months ended August 1, 2015 compared to the same period one year ago due to orders received in the first quarter of fiscal 2016 in connection with a large multi-million dollar new stadium project and a number of projects for professional and minor league sports, college and university sports stadiums.

High School Park and Recreation: The decrease in net sales for the three months ended August 1, 2015 compared to the same period one year ago was primarily due to the extra week in the first quarter of fiscal 2015.

Orders were relatively flat for the three months ended August 1, 2015 compared to the same period one year ago after adjusting out fiscal 2015 orders relating to the theatre rigging manufacturing division, which was sold during fiscal 2015.

Transportation: Net sales for the three months ended August 1, 2015 compared to the same period one year ago remained relatively flat.

Orders for the three months ended August 1, 2015 compared to the same period one year ago increased primarily due to market demand for intelligent transportation systems from a number of transportation departments and success in winning mass transit rail projects.

International:  Net sales in our International business unit increased for the three months ended August 1, 2015 compared to the same period one year ago mainly due to recognizing revenue on a large transportation project in Switzerland and Out-of-Home and sports stadium projects.

Orders increased for the three months ended August 1, 2015 compared to the same period one year ago primarily due to orders booked on a number of large projects relating to the sports niche for stadiums and arenas, a multi-million dollar architectural lighting project, and Out-of-Home segment orders.

Backlog

The product order backlog as of August 1, 2015 was $205.5 million as compared to $165.1 million as of August 2, 2014 and $190.5 million at the end of fiscal 2015.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog increased from August 2, 2014 in our Live Events, High School Park and Recreation, Transportation, and International business units and decreased in our Commercial business unit. As of August 1, 2015, Live Events backlog included approximately $28 million that we expect to realize after fiscal 2016 because of the timing of new stadium builds.

Gross Profit

	Three Months Ended
	August 1, 2015		August 2, 2014
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,998	23.1%	$11,266	28.3%
Live Events	9,420	19.7	15,371	20.3
High School Park and Recreation	6,384	33.7	8,159	40.6
Transportation	4,256	30.9	4,220	31.7
International	5,443	20.6	4,387	24.7
	$35,501	23.6%	$43,403	26.0%

The decrease in our gross profit percentage for the three months ended August 1, 2015 compared to the same period one year ago was due to the differences in gross profit percentages from our mix of business, higher warranty charges for particular projects, increased production labor costs, and the non-recurring fiscal 2015 first quarter gain on the theatre rigging business sale. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended August 1, 2015 compared to the same period one year ago was primarily the result of the competitive nature of the market place. In the three months ended August 1, 2015, we produced a higher percentage of sales in the spectacular niche, which historically has lower margins. Gross profit also declined due to an increase in our warranty cost as a percent of sales for particular projects and as a result of a non-recurring licensing charge.

Live Events: The gross profit percent decrease for the three months ended August 1, 2015 compared to the same period one year ago was the result of lower revenue and an increase in the fixed costs of the manufacturing and service infrastructure, offset by lower warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent decreased for the three months ended August 1, 2015 as compared to the same period one year ago primarily due to recognizing a $1.3 million gain on the sale of our theatre rigging manufacturing division during the first quarter of fiscal 2015.

Transportation:  The gross profit percent decrease for the three months ended August 1, 2015 compared to the same period one year ago was primarily due to increased warranty costs as a percentage of sales, which was offset by improved manufacturing utilization.

International:  The gross profit percent decrease for the three months ended August 1, 2015 compared to the same period one year ago was primarily the result of an overall gross margin decline on our large custom contracts which generally have lower margins due to their competitive nature, the low utilization of our international manufacturing facilities, and an increase in warranty costs as a percent of sales.

Selling Expense

	Three Months Ended
	August 1, 2015			August 2, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,885	9.0%	(10.8)%	$4,356	10.9%
Live Events	3,238	6.8	(2.6)	3,323	4.4
High School Park and Recreation	2,608	13.8	(13.1)	3,000	14.9
Transportation	1,076	7.8	14.6	939	7.1
International	3,457	13.1	0.8	3,428	19.3
	$14,264	9.5%	(5.2)%	$15,046	9.0%

All areas of selling expenses were impacted as a result of the three months ended August 1, 2015 including 13 weeks compared to the three months ended August 2, 2014, which contained results for 14 weeks.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Live Events, and High School Park and Recreation business units decreased in the first quarter of fiscal 2016 compared to the same quarter a year ago, which was mainly related to the additional week of selling expenses in the first quarter of fiscal year 2015.

Selling expenses in our Transportation and International business units increased in the three months ended August 1, 2015 compared to the same period one year ago primarily due to the addition of Data Display during the second quarter of fiscal 2015.

Other Operating Expenses

	Three Months Ended
	August 1, 2015			August 2, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,170	5.4%	2.9%	$7,937	4.8%
Product design and development	$6,968	4.6%	2.4%	$6,803	4.1%

All areas of operating expenses were impacted as a result of the three months ended August 1, 2015 including 13 weeks compared to the three months ended August 2, 2014, which contained results for 14 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the first quarter of fiscal 2016 increased as compared to the same period one year ago primarily due to increases in information technology and personnel expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on developing video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offers improved performance at a lower cost point as compared to our current offerings. In addition, we continue to focus on various other products to standardize display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the first quarter of fiscal 2016 as compared to the same period one year ago increased primarily due to an increase in materials used in the development of product transitions and labor costs assigned to product development projects.

Other Income and Expenses

	Three Months Ended
	August 1, 2015			August 2, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$236	0.2%	1.7%	$232	0.1%
Other (expense) income, net	$(443)	(0.3)%	(157.6)%	$(172)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the first quarter of fiscal 2016 compared to the same period one year ago remained relatively flat.

Other (expense) income, net:  The change in other income and expense, net for the first quarter of fiscal 2016 as compared to the same period one year ago was primarily due to unrealized foreign currency losses from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

Our effective tax rate benefit was 35.9 percent for the first quarter of fiscal 2016 as compared to an effective tax rate of 36.1 percent for the first quarter of fiscal 2015.  The substantial factors which decreased our effective tax rate were increases in our domestic manufacturing deductions and decreases in our projected book income and the related impact of permanent items such as meals and entertainment and stock compensation offset by changes to the geographic mix of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	August 1, 2015	August 2, 2014	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,082)	$24,461	(141.2)%
Investing activities	(7,789)	(5,340)	45.9
Financing activities	(3,819)	(4,146)	(7.9)
Effect of exchange rate changes on cash	(325)	29	(1,220.7)
Net (decrease) increase in cash and cash equivalents	$(22,015)	$15,004	(246.7)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash used in operating activities was $10.1 million for the first three months of fiscal 2016 compared to cash provided of $24.5 million in the first three months of fiscal 2015. The $34.6 million decrease in cash from operating activities from August 2, 2014 to August 1, 2015 was the net result of a decrease in changes in net operating assets and liabilities of $30.8 million, a decrease of $0.2 million in our deferred income taxes, net, a decrease of $5.0 million in net income, adjusted by a $1.1 million gain on sale of property, equipment and other assets and a $0.3 million increase in depreciation and amortization.

The most significant drivers of cash used in operating activities were the changes in accounts payable, customer deposits, construction-type contracts, and inventory, offset by cash generated from accounts receivable and prepaid expenses. Changes in accounts receivables consumed $2.4 million of cash in the first three months of fiscal 2016 compared to consuming $4.1 million in the same period one year ago. Changes in prepaid expenses generated $1.2 million of cash in the first three months of fiscal 2016 compared to consuming $1.6 million in the same period one year ago. Changes in construction-type contracts, customer deposits, and accounts payable consumed $11.6 million of cash in the first three months of fiscal 2016 compared to generating $11.5 million in the same period one year ago. Changes in inventory consumed $7.6 million of cash in the first three months of fiscal 2016 compared to consuming $2.0 million in the same period one year ago.

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

Cash flows from investing activities:  Cash used in investing activities totaled $7.8 million in the first three months of fiscal 2016 compared to $5.3 million in the first three months of fiscal 2015. Purchases of property and equipment totaled $7.2 million in the first three months of fiscal 2016 compared to $8.1 million in the first three months of fiscal 2015. The change from the prior year is due to the purchase of new manufacturing equipment for various new product lines as well as machine upgrades and additions to our information technology infrastructure.

A net cash inflow of $3.5 million was recognized during the first three months of fiscal 2015 from the disposition of our automated rigging systems division for theatre applications. No comparable transaction occurred in the first three months of fiscal 2016.

A net cash outlay of $0.6 million was recognized during each of the first three months of fiscal 2016 and fiscal 2015 for acquisitions, investment in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $3.8 million for the three months ended August 1, 2015 compared to $4.1 million in the same period one year ago. Dividends of $4.4 million, or 10.0 cents per share, were paid to Daktronics shareholders during the first quarter of fiscal 2016 compared to $4.3 million, or 10.0 cents per share, paid to Daktronics shareholders during the first quarter of fiscal 2015.

Other Liquidity and Capital Resources Discussion: Although we have $4.8 million of retainage on long-term contracts included in receivables and costs in excess of billings as of August 1, 2015, we expect all of it to be collected within one year.

Working capital was $145.2 million at August 1, 2015 and $148.1 million at May 2, 2015.  The decrease in working capital was primarily the result of a decrease in cash due to tax payments, dividend payments, and property and equipment purchases offset by decreases in accounts payable, and construction-type contracts, and an increase in inventory. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at August 1, 2015.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of August 1, 2015, there were no advances to us under the line of credit and the balance of letters of credit outstanding was approximately $10.9 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. As of August 1, 2015, there were no advances outstanding and approximately $2.4 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of August 1, 2015 and May 2, 2015.  The minimum fixed charge coverage ratio as of May 2, 2015 was 33-to-1, and the ratio of interest-bearing debt to EBITDA as of August 1, 2015 was .03-to-1.

We utilize cash to pay dividends to our investors. The following table summarizes the quarterly dividend declared and paid since the prior fiscal year end of May 2, 2015:

Date Declared	Record Date	Payment Date	Amount per Share
May 29, 2015	June 12, 2015	June 23, 2015	$0.10
September 3, 2015	September 14, 2015	September 25, 2015	$0.10

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At August 1, 2015, we had $50.9 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through August 1, 2015, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the first quarter of fiscal 2016, net sales originating outside the United States were 20.2 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $13.2 million, and all contracts mature within 17 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments included in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of August 1, 2015, our outstanding marketing obligations were $0.8 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of August 1, 2015, our outstanding long-term receivables were $9.6 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2016	2017	2018	2019	2020	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$2,847	$2,544	$1,824	$1,191	$517	$720
Average interest rate	8.5%	8.5%	8.5%	8.5%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$64	$473	$401	$419	$—	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$191	$198	$144	$134	$65	$10
Average interest rate	8.4%	8.8%	8.9%	9.0%	9.0%	9.0%

Of our $35.3 million in cash balances at August 1, 2015, $26.3 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 1, 2015, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 1, 2015, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 1, 2015, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 2, 2015.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	September 3, 2015

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

10.6	Daktronics, Inc. 2015 Stock Incentive Plan ("2015 Plan"). (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).
10.7	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).
10.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).
10.9	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).
10.10	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended August 1, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.