Form 10-Q
period 2015-10-31
DAKTRONICS INC /SD/
filed 2015-12-04
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 30, 2015 was 43,955,598.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 31, 2015	May 2, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,460	$57,284
Restricted cash	195	496
Marketable securities	24,935	25,346
Accounts receivable, net	90,938	80,857
Inventories, net	69,441	64,389
Costs and estimated earnings in excess of billings	28,906	35,068
Current maturities of long-term receivables	3,143	3,784
Prepaid expenses and other assets	6,160	6,663
Deferred income taxes	10,452	10,640
Income tax receivables	6,635	5,543
Total current assets	268,265	290,070

Long-term receivables, less current maturities	5,160	6,090
Goodwill	5,371	5,269
Intangibles, net	1,721	1,824
Investment in affiliates and other assets	2,456	2,680
Deferred income taxes	721	702
	15,429	16,565
PROPERTY AND EQUIPMENT:
Land	2,139	2,147
Buildings	64,948	64,186
Machinery and equipment	85,113	80,664
Office furniture and equipment	15,827	15,823
Computer software and hardware	53,618	51,083
Equipment held for rental	803	803
Demonstration equipment	7,543	7,299
Transportation equipment	6,266	6,012
	236,257	228,017
Less accumulated depreciation	161,513	155,173
	74,744	72,844
TOTAL ASSETS	$358,438	$379,479

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	October 31, 2015	May 2, 2015
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,182	$52,747
Accrued expenses	25,992	26,063
Warranty obligations	13,486	11,838
Billings in excess of costs and estimated earnings	12,583	23,797
Customer deposits (billed or collected)	13,103	16,828
Deferred revenue (billed or collected)	11,501	9,524
Current portion of other long-term obligations	499	587
Income taxes payable	257	636
Total current liabilities	121,603	142,020

Long-term warranty obligations	14,978	14,643
Long-term deferred revenue (billed or collected)	3,958	3,914
Other long-term obligations, less current maturities	2,229	3,190
Long-term income tax payable	2,934	2,734
Deferred income taxes	1,389	939
Total long-term liabilities	25,488	25,420
TOTAL LIABILITIES	147,091	167,440

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,863,600 and 43,643,801 shares issued and outstanding at October 31, 2015 and May 2, 2015, respectively	49,570	48,960
Additional paid-in capital	33,971	32,693
Retained earnings	130,954	132,771
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(3,139)	(2,376)
TOTAL SHAREHOLDERS' EQUITY	211,347	212,039
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$358,438	$379,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$157,668	$173,115	$307,889	$339,733
Cost of goods sold	122,155	132,238	236,875	255,453
Gross profit	35,513	40,877	71,014	84,280

Operating expenses:
Selling expense	14,825	14,665	29,089	29,711
General and administrative	8,116	7,820	16,286	15,757
Product design and development	6,975	6,150	13,943	12,953
	29,916	28,635	59,318	58,421
Operating income	5,597	12,242	11,696	25,859

Nonoperating income (expense):
Interest income	266	275	564	575
Interest expense	(28)	(56)	(90)	(124)
Other (expense) income, net	(231)	(225)	(674)	(397)

Income before income taxes	5,604	12,236	11,496	25,913
Income tax expense	2,436	4,499	4,552	9,431
Net income	$3,168	$7,737	$6,944	$16,482

Weighted average shares outstanding:
Basic	43,934	43,405	43,890	43,350
Diluted	44,113	43,798	44,255	43,926

Earnings per share:
Basic	$0.07	$0.18	$0.16	$0.38
Diluted	$0.07	$0.18	$0.16	$0.38

Cash dividend declared per share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net income	$3,168	$7,737	$6,944	$16,482

Other comprehensive loss:
Cumulative translation adjustments	(202)	(978)	(760)	(1,115)
Unrealized loss on available-for-sale securities, net of tax	(18)	(4)	(3)	(11)
Total other comprehensive loss, net of tax	(220)	(982)	(763)	(1,126)
Comprehensive income	$2,948	$6,755	$6,181	$15,356

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,944	$16,482
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,186	7,377
Amortization	70	124
Amortization of premium/discount on marketable securities	58	91
Gain on sale of property, equipment and other assets	(50)	(1,202)
Share-based compensation	1,503	1,564
Excess tax benefits from share-based compensation	(3)	(31)
Provision for doubtful accounts	209	(136)
Deferred income taxes, net	573	301
Change in operating assets and liabilities	(26,714)	11,764
Net cash (used in) provided by operating activities	(9,224)	36,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,491)	(12,699)
Proceeds from sale of property, equipment and other assets	105	4,001
Purchases of marketable securities	(13,780)	(6,451)
Proceeds from sales or maturities of marketable securities	14,133	6,316
Acquisitions, net of cash acquired	(1,936)	(5,915)
Net cash used in investing activities	(11,969)	(14,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(27)	(229)
Proceeds from exercise of stock options	610	1,010
Excess tax benefits from share-based compensation	3	31
Principal payments on long-term obligations	(16)	(930)
Dividends paid	(8,760)	(8,656)
Net cash used in financing activities	(8,190)	(8,774)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(441)	(431)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,824)	12,381

CASH AND CASH EQUIVALENTS:
Beginning of period	57,284	45,054
End of period	$27,460	$57,435

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$175	$217
Income taxes, net of refunds	5,178	9,812

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	192	39
Purchase of property and equipment included in accounts payable	364	1,516
Contributions of common stock under the employee stock purchase plan	—	1,737

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

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the six months ended October 31, 2015 contained operating results for 26 weeks while the six months ended November 1, 2014 contained operating results for 27 weeks.

Certain reclassifications in the Consolidated Balance Sheets' categories of prepaid expenses and other assets and investment in affiliates and other assets have been made to conform fiscal 2015 to the fiscal 2016 classifications for comparative purposes.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period. We are currently evaluating the effect that adopting ASU 2015-11 will have on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued as a new topic, Accounting Standards Codification ("ASC") 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. The FASB recently announced plans to defer the effective adoption date for one year. ASU 2014-09 is effective for us beginning in fiscal 2019 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting ASU 2014-09 will have on our consolidated results of operations, cash flows, and financial position.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 31, 2015 and November 1, 2014:

	Net income	Shares	Per share income
For the three months ended October 31, 2015
Basic earnings per share	$3,168	43,934	$0.07
Dilution associated with stock compensation plans	—	179	—
Diluted earnings per share	$3,168	44,113	$0.07
For the three months ended November 1, 2014
Basic earnings per share	$7,737	43,405	$0.18
Dilution associated with stock compensation plans	—	393	—
Diluted earnings per share	$7,737	43,798	$0.18
For the six months ended October 31, 2015
Basic earnings per share	$6,944	43,890	$0.16
Dilution associated with stock compensation plans	—	365	—
Diluted earnings per share	$6,944	44,255	$0.16
For the six months ended November 1, 2014
Basic earnings per share	$16,482	43,350	$0.38
Dilution associated with stock compensation plans	—	576	—
Diluted earnings per share	$16,482	43,926	$0.38

Options outstanding to purchase 2,173 shares of common stock with a weighted average exercise price of $15.13 for the three months ended October 31, 2015 and 1,546 shares of common stock with a weighted average exercise price of $18.12 for the three months ended November 1, 2014 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,378 shares of common stock with a weighted average exercise price of $18.61 for the six months ended October 31, 2015 and $1,494 shares of common stock with a weighted average exercise price of $18.34 for the six months ended November 1, 2014 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, and Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), out-of-home ("OOH") companies, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. We focus on product lines that relate to integrated scoring and video display systems for sports and commercial applications, out-of-home advertising products, and European transportation related products.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
Commercial	$40,066	$43,928	$83,276	$83,710
Live Events	50,761	62,641	98,683	138,315
High School Park and Recreation	24,253	24,243	43,212	44,354
Transportation	13,294	12,015	27,061	25,328
International	29,294	30,288	55,657	48,026
	157,668	173,115	307,889	339,733

Contribution margin:
Commercial	3,993	9,208	10,106	16,120
Live Events	6,802	6,510	12,985	18,557
High School Park and Recreation	3,785	4,431	7,560	9,589
Transportation	3,183	2,429	6,363	5,710
International	2,925	3,634	4,911	4,593
	20,688	26,212	41,925	54,569

Non-allocated operating expenses:
General and administrative	8,116	7,820	16,286	15,757
Product design and development	6,975	6,150	13,943	12,953
Operating income	5,597	12,242	11,696	25,859

Nonoperating (expense) income:
Interest income	266	275	564	575
Interest expense	(28)	(56)	(90)	(124)
Other (expense) income, net	(231)	(225)	(674)	(397)

Income before income taxes	5,604	12,236	11,496	25,913
Income tax expense	2,436	4,499	4,552	9,431
Net income	$3,168	$7,737	$6,944	$16,482

Depreciation and amortization:
Commercial	$1,134	$1,218	$2,391	$2,425
Live Events	1,097	1,168	2,418	2,315
High School Park and Recreation	368	468	858	921
Transportation	339	278	668	543
International	342	305	598	555
Unallocated corporate depreciation	921	348	1,323	742
	$4,201	$3,785	$8,256	$7,501

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
United States	$126,211	$138,211	$246,078	$280,041
Outside U.S.	31,457	34,904	61,811	59,692
	$157,668	$173,115	$307,889	$339,733

	October 31, 2015	May 2, 2015
Property and equipment, net of accumulated depreciation:
United States	$69,779	$67,882
Outside U.S.	4,965	4,962
	$74,744	$72,844

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 31, 2015, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of October 31, 2015 and May 2, 2015, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of October 31, 2015
Certificates of deposit	$14,925	$—	$—	$14,925
U.S. Government securities	500	—	—	500
U.S. Government sponsored entities	6,577	—	(4)	6,573
Municipal obligations	2,936	1	—	2,937
	$24,938	$1	$(4)	$24,935
Balance as of May 2, 2015
Certificates of deposit	$11,409	$—	$—	$11,409
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	7,951	—	(9)	7,942
Municipal obligations	4,989	5	—	4,994
	$25,349	$6	$(9)	$25,346

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the six months ended October 31, 2015 and November 1, 2014, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 31, 2015 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$5,084	$9,841	$14,925
U.S. Government securities	500	—	500
U.S. Government sponsored agencies	—	6,573	6,573
Municipal obligations	2,489	448	2,937
	$8,073	$16,862	$24,935

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

During the second quarter of fiscal 2015, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed as of the acquisition date using independent appraisals and other analysis. A final measurement was completed during the first quarter of fiscal 2016, and the fair values of the consideration paid and contingent consideration were finalized.

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

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 31, 2015 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2015	$2,321	$721	$91	$2,136	$5,269
Acquisition, net of cash required	—	—	—	213	213
Foreign currency translation	(36)	(2)	(36)	(37)	(111)
Balance as of October 31, 2015	$2,285	$719	$55	$2,312	$5,371

We perform an analysis of goodwill on an annual basis. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2015, which was November 2, 2014. The result of the analysis indicated no goodwill impairment existed as of that date. We are currently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter of fiscal 2016.

Note 8. Inventories

Inventories consisted of the following:

	October 31, 2015	May 2, 2015
Raw materials	$29,861	$28,325
Work-in-process	8,679	7,512
Finished goods	30,901	28,552
	$69,441	$64,389

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,526 and $2,316 at October 31, 2015 and May 2, 2015, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with United States GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $8,303 and $9,874 as of October 31, 2015 and May 2, 2015, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $9,640 as of October 31, 2015 and $10,976 as of May 2, 2015.  Included in accounts receivable as of October 31, 2015 and May 2, 2015 was $892 and $385, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

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

As of October 31, 2015 and May 2, 2015, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded accrued warranty obligations and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty obligations are adjusted accordingly.

During fiscal year 2016, we increased accrued warranty obligations by $3,180 for estimable and probable costs for an issue in our Commercial business unit for our OOH product application previously not anticipated in accrued warranty obligations . We will monitor the reserves for this issue and adjust accordingly.

Changes in our warranty obligation for the six months ended October 31, 2015 consisted of the following:

Amount
Beginning accrued warranty obligations	$26,481
Warranties issued during the period	7,009
Settlements made during the period	(9,540)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	4,514
Ending accrued warranty obligations	$28,464

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of October 31, 2015, we had outstanding letters of credit and surety bonds in the amount of $13,035 and $68,615, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for various sales and service locations throughout the world, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $1,311 and $1,392 for the six months ended October 31, 2015 and November 1, 2014, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 31, 2015:

Fiscal years ending	Amount
2016	$1,330
2017	1,573
2018	473
2019	85
2020	38
$3,499

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of October 31, 2015, we were obligated under the following conditional and unconditional purchase commitments, which included $600 in conditional purchase commitments:

Fiscal years ending	Amount
2016	$1,323
2017	1,090
2018	295
2019	100
2020	—
$2,808

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

As of October 31, 2015, we had $2,933 of unrecognized tax benefits which would affect our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2015 and May 2, 2015 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of October 31, 2015
Cash and cash equivalents	$27,460	$—	$27,460
Restricted cash	195	—	195
Available-for-sale securities:
Certificates of deposit	—	14,925	14,925
U.S. Government securities	500	—	500
U.S. Government sponsored entities	—	6,573	6,573
Municipal obligations	—	2,937	2,937
Derivatives - currency forward contracts	—	87	87
	$28,155	$24,522	$52,677
Balance as of May 2, 2015
Cash and cash equivalents	$57,284	$—	$57,284
Restricted cash	496	—	496
Available-for-sale securities:
Certificates of deposit	—	11,409	11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	—	4,994	4,994
Derivatives - currency forward contracts	—	(283)	(283)
	$58,781	$24,062	$82,843

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

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard, using primarily Level 3 inputs, to value the assets and liabilities for the business combination involving Data Display and the determination of goodwill associated with the sale of our automated rigging systems business for theatre applications. See Note 5. Business Combinations and Note 6. Sale of Theatre Rigging Manufacturing for more information.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 31, 2015 and May 2, 2015, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. Dollars at October 31, 2015 and May 2, 2015 were as follows:

	October 31, 2015		May 2, 2015
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,124	4,384	1,487	1,918
U.S. Dollars/Japanese Yen	139	16,707	764	91,282
U.S. Dollars/Canadian Dollars	380	500	4,129	4,923
U.S. Dollars/British Pounds	2,037	1,320	1,679	1,123
U.S. Dollars/Singapore Dollars	392	534	1,176	1,601
U.S. Dollars/New Zealand Dollars	164	261	—	—
U.S. Dollars/Euros	544	482	(229)	(174)
U.S Dollars/Swiss Franc	3,817	3,696	5,662	5,500

As of October 31, 2015 and May 2, 2015, there was a net asset and liability of $87 and $283, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

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

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation and contingencies. Our estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and the International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation (formerly known as Schools and Theatres), and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in Note 3. Segment Disclosure of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

Our business growth is driven by the market demand for large format electronic displays with the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  This growth, however, is partially offset by declines in product prices caused by increasing competition.  Each business unit also has its own unique key growth drivers and challenges.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the six months ended October 31, 2015 contain operating results for 26 weeks while the six months ended November 1, 2014 contained operating results for 27 weeks.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

Net Sales

	Three Months Ended
(in thousands)	October 31, 2015	November 1, 2014	Dollar Change	Percent Change
Net sales:
Commercial	$40,066	$43,928	$(3,862)	(8.8)%
Live Events	50,761	62,641	(11,880)	(19.0)
High School Park and Recreation	24,253	24,243	10	—
Transportation	13,294	12,015	1,279	10.6
International	29,294	30,288	(994)	(3.3)
	$157,668	$173,115	$(15,447)	(8.9)%
Orders:
Commercial	$30,203	$44,503	$(14,300)	(32.1)%
Live Events	64,267	46,216	18,051	39.1
High School Park and Recreation	12,555	13,520	(965)	(7.1)
Transportation	16,697	12,161	4,536	37.3
International	11,873	32,702	(20,829)	(63.7)
	$135,595	$149,102	$(13,507)	(9.1)%

Commercial: The decrease in net sales for the three months ended October 31, 2015 compared to the same period one year ago was the result of a decrease of sales in our spectacular niche due to the timing of projects. Sales in our billboard niche were also down compared to last year due to volatility of order timing and a general market delay in placing orders as compared with prior periods, which was offset by an increase in sales in our on-premise niche.

The decrease in orders for the three months ended October 31, 2015 compared to the same period one year ago was the result of order timing variability and general project decision delays in our billboard and spectacular niches. Orders increased in our on-premise niche due to a large petroleum digit project.

Live Events:  The decrease in net sales for the three months ended October 31, 2015 compared to the same period one year ago was primarily due to our decision to delay production on some orders into the third quarter of fiscal 2016 to take advantage of newly-released product enhancements. In addition, the mix of business was substantially different in the second quarter of fiscal 2016 compared to the second quarter of last year. In second quarter of fiscal 2015, Live Event sales were primarily in outdoor stadiums as compared to the second quarter of this fiscal year during which there were fewer deliveries for outdoor opportunities in the marketplace. In the second quarter of fiscal 2016, the mix of business turned to indoor arena applications, as we had a record number of center hung (arena) systems during the quarter.

Orders increased for the three months ended October 31, 2015 compared to the same period one year ago due to orders received in connection with a large multi-million dollar project for a National Football League ("NFL") stadium, a professional sports arena, and a number of projects for college and university sports stadiums.

High School Park and Recreation: Net sales for the three months ended October 31, 2015 compared to the same period one year ago remained relatively flat.

Orders decreased for the three months ended October 31, 2015 compared to the same period one year ago due to a change in the business mix for video based projects during fiscal 2016 compared to fiscal 2015. During the second quarter of fiscal 2016, we have seen an increase in indoor video orders as compared to more outdoor video orders in fiscal 2015, which are normally larger in size and dollar value.

Transportation: Net sales for the three months ended October 31, 2015 compared to the same period one year ago increased because of a strong order backlog coming into second quarter of fiscal 2016.

Orders for the three months ended October 31, 2015 compared to the same period one year ago increased primarily due to the award of a multi-million dollar project for the New York MTA subway.

International:  Net sales in our International business unit were relatively flat for the three months ended October 31, 2015 compared to the same period one year ago.

Orders decreased for the three months ended October 31, 2015 compared to the same period one year ago primarily due to the timing and volatility of large orders. In addition, we had multi-million dollar large custom video orders for stadiums, OOH, and spectaculars in the second quarter of fiscal 2015, and no similar sized orders were received during the second quarter of fiscal 2016. We have a strong pipeline of upcoming projects that we anticipate will book during the third quarter of fiscal 2016.

Backlog

The product order backlog as of October 31, 2015 was $184.2 million as compared to $146.1 million as of November 1, 2014 and $205.5 million at the end of the first quarter of fiscal 2016.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of October 31, 2015 increased from November 1, 2014 in our Live Events, High School Park and Recreation, and Transportation business units and decreased in our Commercial and International business units. As of October 31, 2015, Live Events backlog included approximately $35 million that we expect to realize after fiscal 2016 because of the timing of new stadium builds.

Gross Profit

	Three Months Ended
	October 31, 2015		November 1, 2014
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,133	20.3%	$13,290	30.3%
Live Events	10,104	19.9	10,010	16.0
High School Park and Recreation	6,415	26.5	6,952	28.7
Transportation	4,202	31.6	3,666	30.5
International	6,659	22.7	6,959	23.0
	$35,513	22.5%	$40,877	23.6%

The decrease in our gross profit percentage for the three months ended October 31, 2015 compared to the same period one year ago was primarily due to an additional warranty charge in the second quarter of fiscal 2016. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended October 31, 2015 compared to the same period one year ago was primarily the result of a $2.1 million warranty charge in our OOH product application, which decreased our gross profit percentage by 5.3% during the quarter. This warranty charge relates to the costs of upgrading firmware to improve display performance and refurbishing displays. Gross profit also declined due to low manufacturing utilization, the product mix of sales, and overall competitiveness of large custom contracts.

Live Events: The gross profit percent increase for the three months ended October 31, 2015 compared to the same period one year ago was the result of the additional expenditures incurred for overtime, expediting, and shipping costs to meet critical event dates for our customers in the second quarter of fiscal 2015 that were not incurred in the second quarter of fiscal 2016 and lower warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent decrease for the three months ended October 31, 2015 as compared to the same period one year ago was primarily due to the decrease of large display sizes, offset by improved manufacturing utilization, and lower warranty costs as a percent of sales.

Transportation:  The gross profit percent increase for the three months ended October 31, 2015 compared to the same period one year ago was primarily due to improved gross margins on contracts and standard orders and improved manufacturing utilization because of improved throughput, which was partially offset by increased warranty costs as a percentage of sales.

International:  The gross profit percent decrease for the three months ended October 31, 2015 compared to the same period one year ago was primarily the result of a low utilization of our international manufacturing facilities and an increase in warranty costs as a percent of sales, offset by increased margins on our large custom contracts and transportation contracts.

Selling Expense

	Three Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,140	10.3%	1.4%	$4,082	9.3%
Live Events	3,302	6.5	(5.7)	3,500	5.6
High School Park and Recreation	2,630	10.8	4.3	2,521	10.4
Transportation	1,019	7.7	(17.6)	1,237	10.3
International	3,734	12.7	12.3	3,325	11.0
	$14,825	9.4%	1.1%	$14,665	8.5%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, High School Park and Recreation, and International business units increased in the second quarter of fiscal 2016 compared to the same quarter a year ago, which was mainly related to increases in personnel expenses and bad debt expense, partially offset by decreases in marketing expenses and travel and entertainment expenses.

Selling expenses in our Transportation and Live Events business units decreased in the three months ended October 31, 2015 compared to the same period one year ago primarily due to lower marketing expenses.

Other Operating Expenses

	Three Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,116	5.1%	3.8%	$7,820	4.5%
Product design and development	$6,975	4.4%	13.4%	$6,150	3.6%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the second quarter of fiscal 2016 increased as compared to the same period one year ago primarily due to increases in information technology and personnel expenses, partially offset by decreases in professional fees.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the second quarter of fiscal 2016 as compared to the same period one year ago increased primarily due to an increase in materials used in the development of product transitions and labor costs assigned to product development projects.

Other Income and Expenses

	Three Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$238	0.2%	8.7%	$219	0.1%
Other (expense) income, net	$(231)	(0.1)%	(2.7)%	$(225)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the second quarter of fiscal 2016 compared to the same period one year ago increased slightly as a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment. It is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the second quarter of fiscal 2016 as compared to the same period one year ago was primarily due to foreign currency losses from the volatility of the Euro, Australian dollar, and Canadian dollar, offset by an adjustment in the amount of the contingent consideration paid for Data Display.

Income Taxes

Our effective tax rate was 43.5 percent for the second quarter of fiscal 2016 as compared to an effective tax rate of 36.8 percent for the second quarter of fiscal 2015.  The substantial factors which increased our effective tax rate were decreases in our projected book income and the related impact of permanent items such as domestic manufacturing deductions, meals and entertainment and stock compensation and an increase to our capital loss valuation allowance offset by changes to the geographic mix of income before taxes.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

Net Sales

	Six Months Ended
(in thousands)	October 31, 2015	November 1, 2014	Dollar Change	Percent Change
Net sales:
Commercial	$83,276	$83,710	$(434)	(0.5)%
Live Events	98,683	138,315	(39,632)	(28.7)
High School Park and Recreation	43,212	44,354	(1,142)	(2.6)
Transportation	27,061	25,328	1,733	6.8
International	55,657	48,026	7,631	15.9
	$307,889	$339,733	$(31,844)	(9.4)%
Orders:
Commercial	$65,160	$86,276	$(21,116)	(24.5)%
Live Events	125,007	103,421	21,586	20.9
High School Park and Recreation	40,429	43,214	(2,785)	(6.4)
Transportation	30,334	23,463	6,871	29.3
International	39,737	53,407	(13,670)	(25.6)
	$300,667	$309,781	$(9,114)	(2.9)%

Sales and orders in all business units were impacted as a result of the six months ended October 31, 2015 including 26 weeks compared to the six months ended November 1, 2014, which contained results for 27 weeks.

Commercial: Net sales for the six months ended October 31, 2015 compared to the same period one year ago were relatively flat. Sales decreased in our digital billboard niche due to the volatility of order timing, a general market delay in placing orders as compared to the first six months of fiscal 2015, and higher than usual fiscal 2015 first quarter sales caused by construction site delays in late fiscal 2014 that moved more work into fiscal 2015. This decrease in sales in our billboard niche was offset by an increase in sales in our on-premise niche and spectacular niche because of a strong order backlog coming into fiscal 2016.

The decrease in orders for the six months ended October 31, 2015 compared to the same period one year ago was the result of the volatility of large custom video orders in our spectacular and digital billboard niches. In addition, we had a large custom video order in the first half of fiscal 2015, and no order of a similar size occurred during the first half of fiscal 2016. Orders were relatively flat in our on-premise niche.

Live Events:  The decrease in net sales for the six months ended October 31, 2015 compared to the same period one year ago was primarily due to our decision to delay production on some orders into the third quarter of fiscal 2016 to utilize new product enhancements. In addition, the mix of business was substantially different in the first half of fiscal 2016 as compared to the same period last year. In the first half fiscal 2015, Live Event sales were primarily in outdoor stadiums as compared to the first half of this fiscal year during which there were fewer deliveries for outdoor opportunities in the marketplace. In the first half of fiscal 2016, the mix of business turned to indoor area applications, as we had a record number of center hung (arena) systems during the period.

Orders increased for the six months ended October 31, 2015 compared to the same period one year ago due to orders received in the first half of fiscal 2016 in connection with a number of large multi-million dollar stadium projects and a number of projects for professional and minor league sports, professional sports arenas, and college and university sports stadiums.

High School Park and Recreation: The decrease in net sales for the six months ended October 31, 2015 compared to the same period one year ago was primarily due to the extra week in the first half of fiscal 2015.

Orders decreased by approximately $1.7 million for the six months ended October 31, 2015 compared to the same period one year ago after adjusting out fiscal 2015 orders relating to the theatre rigging division, which was sold during fiscal 2015. The decrease was due to declining order transaction size on video displays.

Transportation: The increase in net sales for the six months ended October 31, 2015 compared to the same period one year ago was related to stronger order volume.

Orders increased for the six months ended October 31, 2015 compared to the same period one year ago primarily due to market demand for intelligent transportation systems from a number of departments of transportation and success in winning mass transit rail projects.

International:  Net sales increased in our International business unit for the six months ended October 31, 2015 compared to the same period one year ago mainly due to recognizing revenue on a large transportation project in Switzerland, OOH and sports stadium projects.

Orders decreased for the six months ended October 31, 2015 compared to the same period one year ago primarily due to the timing and volatility of large orders. In addition, we had multi-million dollar large custom video orders for stadiums, OOH, and spectaculars in the first half of fiscal 2015, and no orders of similar sizes occurred during the first half of fiscal 2016. We have a strong pipeline of upcoming projects that we anticipate will book during the third quarter of fiscal 2016.

Gross Profit

	Six Months Ended
	October 31, 2015		November 1, 2014
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$18,131	21.8%	$24,556	29.3%
Live Events	19,524	19.8	25,381	18.4
High School Park and Recreation	12,799	29.6	15,111	34.1
Transportation	8,458	31.3	7,886	31.1
International	12,102	21.7	11,346	23.6
	$71,014	23.1%	$84,280	24.8%

The decrease in our gross profit percentage for the six months ended October 31, 2015 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease for the six months ended October 31, 2015 compared to the same period one year ago was primarily the result of a $3.2 million warranty charge in our OOH product application, which decreased our gross profit percentage by 3.8% year to date. This warranty charge relates to the costs of upgrading firmware to improve display performance and refurbishing displays. Gross profit also declined due to low manufacturing utilization, the product mix of sales, and overall competitiveness of large custom contracts.

Live Events: The gross profit percent increase for the six months ended October 31, 2015 compared to the same period one year ago was the result of additional expenditures incurred for overtime, expediting, and shipping costs to meet critical event dates for our customers in the second quarter of fiscal 2015 which were not incurred in the first half of fiscal 2016, and an increase in the fixed costs of the manufacturing and service infrastructure, which were offset by lower warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent decrease for the six months ended October 31, 2015 as compared to the same period one year ago primarily was due to recognizing a $1.3 million gain on the sale of our theatre rigging manufacturing division during the first quarter of fiscal 2015.

Transportation:  The gross profit percent increase for the six months ended October 31, 2015 compared to the same period one year ago was primarily due to the product mix of sales and improved manufacturing utilization, offset by increased warranty costs as a percentage of sales.

International:  The gross profit percent decrease for the six months ended October 31, 2015 compared to the same period one year ago was primarily the result of the low utilization of our international manufacturing facilities and increases in warranty costs as a percent of sales, partially offset by an overall gross margin increase on our large custom contracts and transportation contracts.

Selling Expense

	Six Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,025	9.6%	(4.9)%	$8,438	10.1%
Live Events	6,540	6.6	(4.1)	6,823	4.9
High School Park and Recreation	5,238	12.1	(5.1)	5,521	12.4
Transportation	2,095	7.7	(3.7)	2,176	8.6
International	7,191	12.9	6.5	6,753	14.1
	$29,089	9.4%	(2.1)%	$29,711	8.7%

The six months ended October 31, 2015 contained 26 weeks compared to the six months ended November 1, 2014, which contained results for 27 weeks.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Transportation, High School Park and Recreation, and Live Events business units decreased in the six months ended October 31, 2015 compared to the same quarter a year ago primarily due to the additional week of selling expenses in the first quarter of fiscal year 2015 and decreases in our travel and entertainment expenses, offset by increases in our personnel expenses and bad debt expense.

Selling expenses in our International business units increased in the six months ended October 31, 2015 compared to the same period one year ago primarily due to increases in personnel expenses, bad debt expense, and the addition of Data Display during the second quarter of fiscal 2015.

Other Operating Expenses

	Six Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$16,286	5.3%	3.4%	$15,757	4.6%
Product design and development	$13,943	4.5%	7.6%	$12,953	3.8%

The six months ended October 31, 2015 contained 26 weeks compared to the six months ended November 1, 2014, which contained results for 27 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles and the costs of supplies.

General and administrative expenses in the six months ended October 31, 2015 increased as compared to the same period one year ago primarily due to increases in information technology and personnel expenses, partially offset by decreases in professional fees.

Product design and development expenses consist primarily of salaries, other employee-related costs, facility costs and equipment-related costs and supplies. Product development investments in the near term are focused on developing video technology with a range of pixel pitches for outdoor applications using LED surface mount technology, which offers improved performance at a lower cost point as compared to our current offerings. In addition, we continue to focus on various other products to standardize display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the six months ended October 31, 2015 as compared to the same period one year ago increased primarily due to an increase in materials used in the development of product transitions and labor costs assigned to product development projects.

Other Income and Expenses

	Six Months Ended
	October 31, 2015			November 1, 2014
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$474	0.2%	5.1%	$451	0.1%
Other (expense) income, net	$(674)	(0.2)%	(69.8)%	$(397)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the six months ended October 31, 2015 compared to the same period one year ago increased slightly as a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment. It is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the six months ended October 31, 2015 compared to the same period one year ago was primarily due to foreign currency losses from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

Our effective tax rate was 39.6 percent for the six months ended October 31, 2015 as compared to an effective tax rate of 36.4 percent for the six months ended November 1, 2014.  The substantial factors which increased our effective tax rate were decreases in our projected book income and the related impact of permanent items such as our domestic manufacturing deductions, meals and entertainment and stock compensation and an increase to our capital loss valuation allowance offset by changes to the geographic mix of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 31, 2015	November 1, 2014	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,224)	$36,334	(125.4)%
Investing activities	(11,969)	(14,748)	(18.8)
Financing activities	(8,190)	(8,774)	(6.7)
Effect of exchange rate changes on cash	(441)	(431)	2.3
Net (decrease) increase in cash and cash equivalents	$(29,824)	$12,381	(340.9)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash used in operating activities was $9.2 million for the first six months of fiscal 2016 compared to cash provided of $36.3 million in the first six months of fiscal 2015. The $45.5 million decrease in cash from operating activities from the first six months of fiscal 2015 to the first six months of fiscal 2016 was the net result of a decrease in changes in net operating assets and liabilities of $38.5 million and a decrease of $9.5 million in net income, adjusted by a $1.1 million gain on sale of property, equipment and other assets, a $0.3 million increase in deferred income taxes, net, a $0.3 million increase in other non-cash items, net, and a $0.8 million increase in depreciation and amortization.

The most significant drivers of cash used in operating activities during the first six months of fiscal 2016 were the changes in accounts payable, customer deposits, construction-type contracts, and inventory. Changes in accounts payable consumed $8.6 million of cash in the first six months of fiscal 2016 compared to generating $7.1 million in the same period one year ago. Changes in customer deposits consumed $3.7 million of cash in the first six months of fiscal 2016 compared to generating $1.3 million in the same period one year ago. Changes in construction-type contracts consumed $5.0 million of cash in the first six months of fiscal 2016 compared to generating $3.5 million in the same period one year ago. Changes in inventory consumed $4.8 million of cash in the first six months of fiscal 2016 compared to consuming $0.4 million in the same period one year ago.

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

Cash flows from investing activities:  Cash used in investing activities totaled $12.0 million in the first six months of fiscal 2016 compared to $14.7 million in the first six months of fiscal 2015. Purchases of property and equipment totaled $10.5 million in the first six months of fiscal 2016 compared to $12.7 million in the first six months of fiscal 2015. The change from the prior year is due to the purchase of new manufacturing equipment for various new product lines as well as machine upgrades and additions to our information technology infrastructure.

A net cash inflow of $4.0 million was recognized during the first six months of fiscal 2015 from the disposition of our automated rigging systems division for theatre applications. No comparable transaction occurred in the first six months of fiscal 2016.

A net cash outlay of $1.9 million was recognized during the first six months of fiscal 2016 compared to $5.9 million in the first six months of fiscal 2015 for acquisitions, investment in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $8.2 million for the six months ended October 31, 2015 compared to $8.8 million in the same period one year ago. Dividends of $8.8 million, or 20.0 cents per share, were paid to Daktronics shareholders during the first two quarters of fiscal 2016, compared to dividends of $8.7 million, or 20.0 cents per share, paid to Daktronics shareholders during the first two quarters of fiscal 2015.

Other Liquidity and Capital Resources Discussion: Although we have $3.8 million of retainage on long-term contracts included in receivables and costs in excess of billings as of October 31, 2015, we expect all of it to be collected within one year.

Working capital was $146.7 million and $148.1 million at October 31, 2015 and May 2, 2015, respectively.  The decrease in working capital was primarily the result of a decrease in cash due to tax payments, dividend payments, and property and equipment purchases offset by decreases in accounts payable and customer deposits and an increase in accounts receivable, inventory, and construction-type contracts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.6 percent at October 31, 2015.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of October 31, 2015, there were no advances to us under the line of credit, and the balance of letters of credit outstanding was approximately $10.5 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. The interest rate ranges from LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any non-used portion of the loan. As of October 31, 2015, there were no advances outstanding and approximately $2.6 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of October 31, 2015 and May 2, 2015.  The minimum fixed charge coverage ratio as of May 2, 2015 was 47-to-1, and the ratio of interest-bearing debt to EBITDA as of October 31, 2015 was .04-to-1.

We utilize cash to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of May 2, 2015:

Date Declared	Record Date	Payment Date	Amount per Share
May 29, 2015	June 12, 2015	June 23, 2015	$0.10
September 3, 2015	September 14, 2015	September 25, 2015	$0.10

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At October 31, 2015, we had $68.6 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be approximately $23 million for fiscal 2016 for manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through October 31, 2015, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the six months ended October 31, 2015, net sales originating outside the United States were 20.1 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.3 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $10.6 million, and all contracts mature within 14 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of October 31, 2015, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of October 31, 2015, our long-term contracts and lease receivables were $8.3 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2016	2017	2018	2019	2020	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,595	$2,412	$1,844	$1,196	$531	$725
Average interest rate	8.3%	8.5%	8.5%	8.5%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$55	$469	$401	$419	$—	$—
Average interest rate	4.5%	4.5%	4.5%	4.5%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$61	$174	$146	$134	$65	$10
Average interest rate	7.9%	8.8%	8.9%	9.0%	9.0%	9.0%

Of our $27.5 million in cash balances at October 31, 2015, $18.4 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2015, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2015, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 31, 2015, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 4, 2015

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.