Form 10-Q
period 2016-01-30
DAKTRONICS INC /SD/
filed 2016-03-04
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 30, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 29, 2016 was 43,978,169.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 30, 2016	May 2, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,677	$57,284
Restricted cash	194	496
Marketable securities	24,471	25,346
Accounts receivable, net	73,430	80,857
Inventories, net	68,713	64,389
Costs and estimated earnings in excess of billings	30,815	35,068
Current maturities of long-term receivables	3,703	3,784
Prepaid expenses and other assets	5,812	6,663
Deferred income taxes	10,569	10,640
Income tax receivables	10,419	5,543
Total current assets	259,803	290,070

Long-term receivables, less current maturities	5,023	6,090
Goodwill	5,316	5,269
Intangibles, net	1,681	1,824
Investment in affiliates and other assets	2,186	2,680
Deferred income taxes	751	702
	14,957	16,565
PROPERTY AND EQUIPMENT:
Land	2,138	2,147
Buildings	65,155	64,186
Machinery and equipment	86,104	80,664
Office furniture and equipment	15,840	15,823
Computer software and hardware	53,784	51,083
Equipment held for rental	803	803
Demonstration equipment	7,502	7,299
Transportation equipment	6,483	6,012
	237,809	228,017
Less accumulated depreciation	164,431	155,173
	73,378	72,844
TOTAL ASSETS	$348,138	$379,479

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 30, 2016	May 2, 2015
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,903	$52,747
Accrued expenses	23,967	26,063
Warranty obligations	14,171	11,838
Billings in excess of costs and estimated earnings	13,120	23,797
Customer deposits (billed or collected)	15,645	16,828
Deferred revenue (billed or collected)	10,145	9,524
Current portion of other long-term obligations	469	587
Income taxes payable	84	636
Total current liabilities	115,504	142,020

Long-term warranty obligations	14,929	14,643
Long-term deferred revenue (billed or collected)	4,464	3,914
Other long-term obligations, less current maturities	2,443	3,190
Long-term income tax payable	2,986	2,734
Deferred income taxes	1,841	939
Total long-term liabilities	26,663	25,420
TOTAL LIABILITIES	142,167	167,440

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,998,635 and 43,643,801 shares issued and outstanding at January 30, 2016 and May 2, 2015, respectively	50,498	48,960
Additional paid-in capital	34,637	32,693
Retained earnings	124,604	132,771
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(3,759)	(2,376)
TOTAL SHAREHOLDERS' EQUITY	205,971	212,039
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$348,138	$379,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net sales	$123,816	$118,123	$431,705	$457,856
Cost of goods sold	101,787	93,061	338,662	348,514
Gross profit	22,029	25,062	93,043	109,342

Operating expenses:
Selling expense	13,784	13,694	42,873	43,405
General and administrative	7,908	7,133	24,194	22,890
Product design and development	5,883	5,820	19,826	18,773
	27,575	26,647	86,893	85,068
Operating (loss) income	(5,546)	(1,585)	6,150	24,274

Nonoperating income (expense):
Interest income	230	250	794	825
Interest expense	(113)	(59)	(203)	(183)
Other income (expense), net	7	179	(667)	(218)

(Loss) income before income taxes	(5,422)	(1,215)	6,074	24,698
Income tax (benefit) expense	(3,469)	(1,776)	1,083	7,655
Net (loss) income	$(1,953)	$561	$4,991	$17,043

Weighted average shares outstanding:
Basic	44,021	43,612	43,933	43,435
Diluted	44,021	43,991	44,357	44,204

(Loss) Earnings per share:
Basic	$(0.04)	$0.01	$0.11	$0.39
Diluted	$(0.04)	$0.01	$0.11	$0.39

Cash dividend declared per share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net (loss) income	$(1,953)	$561	$4,991	$17,043

Other comprehensive loss:
Cumulative translation adjustments	(628)	(1,386)	(1,388)	(2,501)
Unrealized income (loss) on available-for-sale securities, net of tax	8	8	5	(3)
Total other comprehensive loss, net of tax	(620)	(1,378)	(1,383)	(2,504)
Comprehensive (loss) income	$(2,573)	$(817)	$3,608	$14,539

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 30, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,991	$17,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,381	11,056
Amortization	104	169
Amortization of premium/discount on marketable securities	77	132
Gain on sale of property, equipment and other assets	(50)	(1,192)
Share-based compensation	2,244	2,341
Gain on sale of equity investee	(119)	—
Excess tax benefits from share-based compensation	(4)	(35)
Provision for doubtful accounts	(110)	(295)
Deferred income taxes, net	860	353
Change in operating assets and liabilities	(18,181)	(2,255)
Net cash provided by operating activities	2,193	27,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,389)	(15,328)
Proceeds from sale of property, equipment and other assets	111	4,011
Purchases of marketable securities	(18,273)	(10,647)
Proceeds from sales or maturities of marketable securities	19,069	10,256
Acquisitions, net of cash acquired	(2,183)	(6,223)
Proceeds from sale of equity method investment	377	—
Net cash used in investing activities	(14,288)	(17,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(33)	(42)
Proceeds from exercise of stock options	610	2,424
Excess tax benefits from share-based compensation	4	35
Principal payments on long-term obligations	(15)	(1,185)
Dividends paid	(13,158)	(13,016)
Net cash used in financing activities	(12,592)	(11,784)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(920)	(905)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,607)	(3,303)

CASH AND CASH EQUIVALENTS:
Beginning of period	57,284	45,054
End of period	$31,677	$41,751

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$283	$256
Income taxes, net of refunds	5,466	9,961

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	220	69
Purchase of property and equipment included in accounts payable	280	1,025
Contributions of common stock under the employee stock purchase plan	927	1,737

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

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the nine months ended January 30, 2016 contained operating results for 39 weeks while the nine months ended January 31, 2015 contained operating results for 40 weeks.

Certain reclassifications in the Consolidated Balance Sheets' categories of prepaid expenses and other assets and investment in affiliates and other assets have been made to conform fiscal 2015 to the fiscal 2016 classifications for comparative purposes.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which provides new guidance related to accounting for leases and supercedes existing U.S. GAAP on lease accounting. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will not be recorded in the statement of financial position as assets and liabilities. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for equity investments and financial liabilities where the fair value option has been elected. The new guidance is effective for interim and annual periods beginning after December 15, 2017, which early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The standard may be adopted prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the effect that adopting ASU 2015-17 will have on our consolidated results of operations, cash flows, and financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but it permits adoption in an earlier period. We have evaluated the effect of adopting ASU 2015-11 and will adopt the standard at the beginning of fiscal year 2017. There will be no material impact to our consolidated results of operations, cash flows, and financial position.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 30, 2016 and January 31, 2015:

	Net income (loss)	Shares	Per share income (loss)
For the three months ended January 30, 2016
Basic (loss) earnings per share	$(1,953)	44,021	$(0.04)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(1,953)	44,021	$(0.04)
For the three months ended January 31, 2015
Basic earnings per share	$561	43,612	$0.01
Dilution associated with stock compensation plans	—	379	—
Diluted earnings per share	$561	43,991	$0.01
For the nine months ended January 30, 2016
Basic earnings per share	$4,991	43,933	$0.11
Dilution associated with stock compensation plans	—	424	—
Diluted earnings per share	$4,991	44,357	$0.11
For the nine months ended January 31, 2015
Basic earnings per share	$17,043	43,435	$0.39
Dilution associated with stock compensation plans	—	769	—
Diluted earnings per share	$17,043	44,204	$0.39

Options outstanding to purchase 2,166 shares of common stock with a weighted average exercise price of $14.63 for the three months ended January 30, 2016 and 1,457 shares of common stock with a weighted average exercise price of $18.39 for the three months ended January 31, 2015 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive and because of the loss recorded for the 2016 period.

Options outstanding to purchase 2,180 shares of common stock with a weighted average exercise price of $15.01 for the nine months ended January 30, 2016 and 1,479 shares of common stock with a weighted average exercise price of $18.38 for the nine months ended January 31, 2015 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net sales:
Commercial	$29,385	$37,762	$112,661	$121,472
Live Events	51,067	33,496	149,750	171,811
High School Park and Recreation	10,940	10,771	54,152	55,125
Transportation	11,698	9,479	38,759	34,807
International	20,726	26,615	76,383	74,641
	123,816	118,123	431,705	457,856

Contribution margin:
Commercial	696	5,702	10,802	21,822
Live Events	4,046	2,072	17,031	20,629
High School Park and Recreation	143	27	7,703	9,616
Transportation	2,694	1,317	9,057	7,027
International	666	2,250	5,577	6,843
	8,245	11,368	50,170	65,937

Non-allocated operating expenses:
General and administrative	7,908	7,133	24,194	22,890
Product design and development	5,883	5,820	19,826	18,773
Operating (loss) income	(5,546)	(1,585)	6,150	24,274

Nonoperating (expense) income:
Interest income	230	250	794	825
Interest expense	(113)	(59)	(203)	(183)
Other income (expense), net	7	179	(667)	(218)

(Loss) income before income taxes	(5,422)	(1,215)	6,074	24,698
Income tax (benefit) expense	(3,469)	(1,776)	1,083	7,655
Net (loss) income	$(1,953)	$561	$4,991	$17,043

Depreciation and amortization:
Commercial	$1,208	$1,205	$3,599	$3,630
Live Events	1,258	1,145	3,676	3,460
High School Park and Recreation	436	460	1,294	1,381
Transportation	344	297	1,012	840
International	310	254	908	809
Unallocated corporate depreciation	673	363	1,996	1,105
	$4,229	$3,724	$12,485	$11,225

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net sales:
United States	$101,200	$90,127	$347,278	$370,168
Outside U.S.	22,616	27,996	84,427	87,688
	$123,816	$118,123	$431,705	$457,856

	January 30, 2016	May 2, 2015
Property and equipment, net of accumulated depreciation:
United States	$68,640	$67,882
Outside U.S.	4,738	4,962
	$73,378	$72,844

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, we do not intend to sell any of these investments, and it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 30, 2016, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 30, 2016 and May 2, 2015, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 30, 2016
Certificates of deposit	$15,420	$—	$—	$15,420
U.S. Government sponsored entities	6,574	—	(5)	6,569
Municipal obligations	2,480	2	—	2,482
	$24,474	$2	$(5)	$24,471
Balance as of May 2, 2015
Certificates of deposit	$11,409	$—	$—	$11,409
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	7,951	—	(9)	7,942
Municipal obligations	4,989	5	—	4,994
	$25,349	$6	$(9)	$25,346

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the nine months ended January 30, 2016 and January 31, 2015, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 30, 2016 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$6,564	$8,856	$15,420
U.S. Government sponsored agencies	—	6,569	6,569
Municipal obligations	1,251	1,231	2,482
	$7,815	$16,656	$24,471

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

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 30, 2016 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2015	$2,321	$721	$91	$2,136	$5,269
Acquisition, net of cash required	—	—	—	213	213
Foreign currency translation	(60)	(4)	(58)	(44)	(166)
Balance as of January 30, 2016	$2,261	$717	$33	$2,305	$5,316

We perform an analysis of goodwill on an annual basis. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2016, which was November 1, 2015. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 8. Inventories

Inventories consisted of the following:

	January 30, 2016	May 2, 2015
Raw materials	$29,486	$28,325
Work-in-process	8,480	7,512
Finished goods	30,747	28,552
	$68,713	$64,389

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,206 and $2,316 at January 30, 2016 and May 2, 2015, respectively.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $8,726 and $9,874 as of January 30, 2016 and May 2, 2015, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $9,148 as of January 30, 2016 and $10,976 as of May 2, 2015.  Included in accounts receivable as of January 30, 2016 and May 2, 2015 was $836 and $385, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

Note 10. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims; regulatory reviews and inspections; and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of January 30, 2016 and May 2, 2015, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, will be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our out-of-home applications built prior to fiscal 2013. The device failure causes a visual defect in the display. We are deploying preventative maintenance to sites impacted and can repair the device in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We have increased our accrued warranty obligations by $5.6 million during fiscal 2016 and $1.2 million during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of January 30, 2016, we had $3.5 million remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Because failure rates are unpredictable, the final outcome of this matter is dependent on many factors that are difficult to predict. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and materially different than the amount of the current estimate and accrual.

Changes in our warranty obligation for the nine months ended January 30, 2016 consisted of the following:

Amount
Beginning accrued warranty obligations	$26,481
Warranties issued during the period	8,696
Settlements made during the period	(13,769)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	7,692
Ending accrued warranty obligations	$29,100

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of January 30, 2016, we had outstanding letters of credit and surety bonds in the amount of $8,183 and $64,302, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional three years past its current term, which ends December 31, 2016, and it contains an option to purchase the property subject to the lease from January 1, 2015 to December 31, 2016 for $8,400, which approximates fair value.  If the lease is extended, the purchase option increases to $8,600 for the year ending December 31, 2017 and $8,800 for the year ending December 31, 2018.  Rental expense for operating leases was $2,023 and $2,048 for the nine months ended January 30, 2016 and January 31, 2015, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 30, 2016:

Fiscal years ending	Amount
2016	$692
2017	1,859
2018	789
2019	354
2020	196
$3,890

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of January 30, 2016, we were obligated under the following conditional and unconditional purchase commitments, which included $600 in conditional purchase commitments:

Fiscal years ending	Amount
2016	$1,276
2017	1,090
2018	295
2019	100
2020	—
$2,761

Note 11. Income Taxes

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2013, 2014, and 2015 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.
As of January 30, 2016, we had $2,986 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

On December 18, 2015, the President signed into law The Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”). Under prior law, a taxpayer was not entitled to a research tax credit for qualifying amounts paid or incurred after December 31, 2014.  However, under the PATH Act, a taxpayer is now entitled to a research tax credit for qualifying amounts paid or incurred after December 31, 2014 with no expiration.  As a result of the retroactive reinstatement and permanent extension, we recognized in the third quarter of fiscal 2016 approximately $2.0 million in tax benefits for the credit.
On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Tax Increase Prevention Act extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized in the third quarter of fiscal 2015 approximately $1.3 million in tax benefits for the credit.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 30, 2016 and May 2, 2015 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of January 30, 2016
Cash and cash equivalents	$31,677	$—	$31,677
Restricted cash	194	—	194
Available-for-sale securities:
Certificates of deposit	—	15,420	15,420
U.S. Government sponsored entities	—	6,569	6,569
Municipal obligations	—	2,482	2,482
Derivatives - currency forward contracts	—	187	187
	$31,871	$24,658	$56,529
Balance as of May 2, 2015
Cash and cash equivalents	$57,284	$—	$57,284
Restricted cash	496	—	496
Available-for-sale securities:
Certificates of deposit	—	11,409	11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	—	4,994	4,994
Derivatives - currency forward contracts	—	(283)	(283)
	$58,781	$24,062	$82,843

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

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 30, 2016 and May 2, 2015, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. Dollars at January 30, 2016 and May 2, 2015 were as follows:

	January 30, 2016		May 2, 2015
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	4,014	5,696	1,487	1,918
U.S. Dollars/Japanese Yen	—	—	764	91,282
U.S. Dollars/Canadian Dollars	304	411	4,129	4,923
U.S. Dollars/British Pounds	1,799	1,185	1,679	1,123
U.S. Dollars/Singapore Dollars	261	356	1,176	1,601
U.S. Dollars/New Zealand Dollars	52	83	—	—
U.S. Dollars/Euros	405	360	(229)	(174)
U.S Dollars/Swiss Franc	724	696	5,662	5,500

As of January 30, 2016 and May 2, 2015, there was a net asset and liability of $187 and $283, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On February 29, 2016, our Board of Directors declared a quarterly dividend of $0.10 per share payable on March 22, 2016 to shareholders of record of our common stock on March 11, 2016.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.  Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government funding, primarily by the federal government, along with the continuing acceptance of private/public partnerships as an alternative funding source.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 to 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. Fiscal 2015 was a 53-week year; therefore, the nine months ended January 30, 2016 contain operating results for 39 weeks while the nine months ended January 31, 2015 contained operating results for 40 weeks.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 30, 2016 AND JANUARY 31, 2015

Net Sales

	Three Months Ended
(in thousands)	January 30, 2016	January 31, 2015	Dollar Change	Percent Change
Net sales:
Commercial	$29,385	$37,762	$(8,377)	(22.2)%
Live Events	51,067	33,496	17,571	52.5
High School Park and Recreation	10,940	10,771	169	1.6
Transportation	11,698	9,479	2,219	23.4
International	20,726	26,615	(5,889)	(22.1)
	$123,816	$118,123	$5,693	4.8%
Orders:
Commercial	$29,922	$39,327	$(9,405)	(23.9)%
Live Events	43,075	46,158	(3,083)	(6.7)
High School Park and Recreation	15,131	11,480	3,651	31.8
Transportation	12,401	13,522	(1,121)	(8.3)
International	16,368	15,226	1,142	7.5
	$116,897	$125,713	$(8,816)	(7.0)%

Commercial: The decrease in net sales for the three months ended January 30, 2016 compared to the same period one year ago was the result of a decrease of sales in our billboard niche due to volatility of order timing and general market delay in placing orders as compared to prior periods partially due to customer capital allocation decisions and due to high overall satisfaction with our product lifetime, leading to increased product replacement cycles. Sales in our spectacular niche were also down compared to last year due to the timing of projects. Sales in our on-premise account niche were down due to order timing.

The decrease in orders for the three months ended January 30, 2016 compared to the same period one year ago was the result of order timing variability and general project decision delays in our billboard and spectacular niches. Orders increased in our on-premise account niches.

Live Events:  The increase in net sales for the three months ended January 30, 2016 compared to the same period one year ago was primarily due to production of some orders originally delayed to take advantage of newly-released product enhancements.

Orders decreased for the three months ended January 30, 2016 compared to the same period one year ago due to order timing variability of large projects.

High School Park and Recreation: Net sales for the three months ended January 30, 2016 compared to the same period one year ago remained relatively flat.

Orders increased for the three months ended January 30, 2016 compared to the same period one year ago due to winning a number of sports video projects.

Transportation: Net sales for the three months ended January 30, 2016 compared to the same period one year ago increased because of a strong order backlog coming into third quarter of fiscal 2016.

Orders for the three months ended January 30, 2016 compared to the same period one year ago decreased primarily due to the timing of orders received.

International:  Net sales for the three months ended January 30, 2016 compared to the same period one year ago decreased due to lower volume of orders received during the second quarter of fiscal 2016.

Orders increased for the three months ended January 30, 2016 compared to the same period one year ago was primarily due to order timing variability of large projects; a major portion of the orders were in commercial and sports video projects.
Backlog

The product order backlog as of January 30, 2016 was $176.3 million as compared to $150.2 million as of January 31, 2015 and $184.2 million at the end of the second quarter of fiscal 2016.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of January 30, 2016 increased from January 31, 2015 in our Live Events, High School Park and Recreation, and Transportation business units and decreased in our Commercial and International business units. As of January 30, 2016, Live Events backlog included approximately $43 million that we expect to realize after fiscal 2016 because of the timing of new stadium builds.

Gross Profit

	Three Months Ended
	January 30, 2016		January 31, 2015
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,235	14.4%	$9,236	24.5%
Live Events	7,374	14.4	5,657	16.9
High School Park and Recreation	2,579	23.6	2,334	21.7
Transportation	3,710	31.7	2,326	24.5
International	4,131	19.9	5,509	20.7
	$22,029	17.8%	$25,062	21.2%

The decrease in our gross profit percentage for the three months ended January 30, 2016 compared to the same period one year ago was primarily due to an additional warranty charge in the third quarter of fiscal 2016, an increase in sales mix to larger projects with lower gross margins as compared to other quarters. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended January 30, 2016 compared to the same period one year ago was primarily the result of a $2.3 million warranty charge in our OOH product application, which decreased our gross profit percentage by 7.9% during the quarter. This warranty charge relates to the costs of refurbishing displays. Gross profit also declined due to the product mix of sales, decrease in utilization of the fixed infrastructure due to lower sales, and overall competitive pressures in the marketplace.

Live Events: The gross profit percent decrease for the three months ended January 30, 2016 compared to the same period one year ago was the result of the increased mix of larger custom contracts with lower margins and increased warranty costs as a percent of sales, offset by improved manufacturing utilization because of improved throughput.

High School Park and Recreation:  The gross profit percent increase for the three months ended January 30, 2016 as compared to the same period one year ago was primarily due to improved manufacturing utilization because of improved throughput.

Transportation:  The gross profit percent increase for the three months ended January 30, 2016 compared to the same period one year ago was primarily due to improved gross margins on contracts and standard orders and improved manufacturing utilization because of improved throughput.

International:  The gross profit percent decrease for the three months ended January 30, 2016 compared to the same period one year ago was primarily the result of a decrease in warranty costs as a percent of sales.

Selling Expense

	Three Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$3,539	12.0%	0.1%	$3,534	9.4%
Live Events	3,328	6.5	(7.2)	3,585	10.7
High School Park and Recreation	2,436	22.3	5.6	2,307	21.4
Transportation	1,015	8.7	0.5	1,010	10.7
International	3,466	16.7	6.4	3,258	12.2
	$13,784	11.1%	0.7%	$13,694	11.6%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our High School Park and Recreation and International business units increased in the third quarter of fiscal 2016 compared to the same quarter a year ago, which was mainly related to increases in bad debt expense, marketing expenses, and third-party commissions, partially offset by decreases in personnel expenses.

Selling expenses in our Live Events business unit decreased in the three months ended January 30, 2016 compared to the same period one year ago primarily due to lower travel and entertainment expenses and marketing expenses.

Selling expenses in our Commercial and Transportation units remained relatively flat in the three months ended January 30, 2016 compared to the same period one year ago.

Other Operating Expenses

	Three Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,908	6.4%	10.9%	$7,133	6.0%
Product design and development	$5,883	4.8%	1.1%	$5,820	4.9%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the third quarter of fiscal 2016 increased as compared to the same period one year ago primarily due to increases in information technology and personnel expenses.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the third quarter of fiscal 2016 as compared to the same period one year ago were relatively flat.

Other Income and Expenses

	Three Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$117	0.1%	(38.7)%	$191	0.2%
Other income (expense), net	$7	—%	(96.1)%	$179	0.2%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the third quarter of fiscal 2016 compared to the same period one year ago decreased as a result of increased interest expense from an interest accrual for an on-going sales tax audit.

Other income (expense), net:  The change in other income and expense, net for the third quarter of fiscal 2016 as compared to the same period one year ago was primarily due to foreign currency gains from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

Our effective tax rate benefit was 64.0 percent for the third quarter of fiscal 2016 as compared to an effective tax rate benefit of 146.2 percent for the third quarter of fiscal 2015. The substantial factors which decreased our effective tax rate were the retrospective reinstatement of the U.S. research and development credit back to January 1, 2015, allowing us an additional credit recognition related to the prior fiscal year and the impact of the net operating loss incurred during the third quarter of fiscal 2016.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 30, 2016 AND JANUARY 31, 2015

Net Sales

	Nine Months Ended
(in thousands)	January 30, 2016	January 31, 2015	Dollar Change	Percent Change
Net sales:
Commercial	$112,661	$121,472	$(8,811)	(7.3)%
Live Events	149,750	171,811	(22,061)	(12.8)
High School Park and Recreation	54,152	55,125	(973)	(1.8)
Transportation	38,759	34,807	3,952	11.4
International	76,383	74,641	1,742	2.3
	$431,705	$457,856	$(26,151)	(5.7)%
Orders:
Commercial	$95,082	$125,603	$(30,521)	(24.3)%
Live Events	168,082	149,579	18,503	12.4
High School Park and Recreation	55,560	54,694	866	1.6
Transportation	42,735	36,985	5,750	15.5
International	56,105	68,633	(12,528)	(18.3)
	$417,564	$435,494	$(17,930)	(4.1)%

Sales and orders in all business units were impacted as a result of the nine months ended January 30, 2016 including 39 weeks compared to the nine months ended January 31, 2015, which contained results for 40 weeks.

Commercial: Net sales for the nine months ended January 30, 2016 compared to the same period one year ago decreased as a result of a decrease of sales in our billboard niche due to volatility of order timing and general market delay in placing orders as compared to prior periods partially due to customer capital allocation decisions and due to high overall satisfaction with our product lifetime, leading to increased product replacement cycles. There were higher than usual fiscal 2015 first quarter billboard sales caused by construction site delays in late fiscal 2014 that moved more work into fiscal 2015. This decrease in sales in our billboard niche was offset by an increase in sales in our on-premise and spectacular niches.

The decrease in orders for the nine months ended January 30, 2016 compared to the same period one year ago was the result of the volatility of large custom video orders in our spectacular and digital billboard niches. In addition, we had a large custom video order in the first nine months of fiscal 2015, and no order of a similar size occurred during the first nine months of fiscal 2016. Orders were relatively flat in our reseller niche and increased in our national accounts niche.

Live Events:  The decrease in net sales for the nine months ended January 30, 2016 compared to the same period one year ago was primarily due to timing of when customers require the product and the utilization of new product enhancements. In addition, the mix of business was substantially different in the first nine months of fiscal 2016 as compared to the same period last year. In the first nine months of fiscal 2015, Live Event sales were primarily in outdoor stadiums as compared to the first nine months of this fiscal year, during which there were fewer deliveries for outdoor opportunities in the marketplace. In the first nine months of fiscal 2016, the mix of business turned to indoor area applications, as we had a record number of center hung (arena) systems during the period.

Orders increased for the nine months ended January 30, 2016 compared to the same period one year ago due to orders received in the first nine months of fiscal 2016 in connection with a large multi-million dollar project for a National Football League ("NFL") stadium and a number of projects for professional sports arenas, and college and university sports stadiums.

High School Park and Recreation: The decrease in net sales for the nine months ended January 30, 2016 compared to the same period one year ago was primarily due to the extra week in the first nine months of fiscal 2015.

Orders increased by approximately $1.9 million for the nine months ended January 30, 2016 compared to the same period one year ago after adjusting out fiscal 2015 orders relating to the theatre rigging division, which was sold during fiscal 2015. The increase was due to winning a number of sports video projects during the third quarter of fiscal 2016.

Transportation: The increase in net sales for the nine months ended January 30, 2016 compared to the same period one year ago was related to stronger order volume.

Orders increased for the nine months ended January 30, 2016 compared to the same period one year ago primarily due to market demand for intelligent transportation systems from a number of departments of transportation and success in winning mass transit projects.

International:  Net sales increased in our International business unit for the nine months ended January 30, 2016 compared to the same period one year ago mainly due to recognizing revenue on a large transportation project in Switzerland and OOH and sports stadium projects.

Orders decreased for the nine months ended January 30, 2016 compared to the same period one year ago primarily due to the timing and volatility of large orders. In addition, we had multi-million dollar large custom video orders for stadiums, OOH, and spectaculars in the first nine months of fiscal 2015, and no orders of similar sizes occurred during the first nine months of fiscal 2016.

Gross Profit

	Nine Months Ended
	January 30, 2016		January 31, 2015
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$22,366	19.9%	$33,792	27.8%
Live Events	26,898	18.0	31,038	18.1
High School Park and Recreation	15,378	28.4	17,445	31.6
Transportation	12,168	31.4	10,212	29.3
International	16,233	21.3	16,855	22.6
	$93,043	21.6%	$109,342	23.9%

The decrease in our gross profit percentage for the nine months ended January 30, 2016 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease for the nine months ended January 30, 2016 compared to the same period one year ago was primarily the result of a $5.1 million warranty charge in our OOH product application, which decreased our gross profit percentage by 4.5% year to date. This warranty charge relates to the costs of upgrading firmware to improve display performance and refurbishing displays. Gross profit also declined due to low manufacturing utilization, the product mix of sales, and overall competitiveness of large custom contracts. See Note 10. Commitments and Contingencies for more information regarding our warranty accrual.

Live Events: The gross profit percent decrease for the nine months ended January 30, 2016 compared to the same period one year ago was the result of increased warranty costs as percent of sales and the overall competitiveness of large customer contracts.

High School Park and Recreation:  The gross profit percent decrease for the nine months ended January 30, 2016 as compared to the same period one year ago primarily was due to recognizing a $1.3 million gain on the sale of our theatre rigging manufacturing division during the first quarter of fiscal 2015, but no comparable transaction occurred during the first nine months of fiscal 2016. Gross profit also declined due to increased standard costs related to labor rate increases, offset by a decrease in warranty costs as percent of sales.

Transportation:  The gross profit percent increase for the nine months ended January 30, 2016 compared to the same period one year ago was primarily due to the product mix of sales and improved manufacturing utilization.

International:  The gross profit percent decrease for the nine months ended January 30, 2016 compared to the same period one year ago was primarily the result of low utilization of our international manufacturing facilities and increases in warranty costs as a percent of sales.

Selling Expense

	Nine Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$11,564	10.3%	(3.4)%	$11,972	9.9%
Live Events	9,868	6.6	(5.2)	10,408	6.1
High School Park and Recreation	7,674	14.2	(2.0)	7,828	14.2
Transportation	3,110	8.0	(2.4)	3,186	9.2
International	10,657	14.0	6.5	10,011	13.4
	$42,873	9.9%	(1.2)%	$43,405	9.5%

The nine months ended January 30, 2016 contained 39 weeks compared to the nine months ended January 31, 2015, which contained results for 40 weeks.

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Live Events, Transportation, and High School Park and Recreation business units decreased in the nine months ended January 30, 2016 compared to the same quarter a year ago primarily due to the additional week of selling expenses in the first quarter of fiscal year 2015 and decreases in our travel and entertainment expenses, marketing expenses, and third party commissions.

Selling expenses in our International business unit increased in the nine months ended January 30, 2016 compared to the same period one year ago primarily due to increases in personnel expenses, bad debt expense, third-party commissions, and the addition of Data Display during the second quarter of fiscal 2015.

Other Operating Expenses

	Nine Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$24,194	5.6%	5.7%	$22,890	5.0%
Product design and development	$19,826	4.6%	5.6%	$18,773	4.1%

The nine months ended January 30, 2016 contained 39 weeks compared to the nine months ended January 31, 2015, which contained results for 40 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the nine months ended January 30, 2016 increased as compared to the same period one year ago primarily due to increases in information technology and personnel expenses, partially offset by decreases in professional fees.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the nine months ended January 30, 2016 as compared to the same period one year ago increased primarily due to an increase in materials used in the development of product transitions and labor costs assigned to product development projects.

Other Income and Expenses

	Nine Months Ended
	January 30, 2016			January 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$591	0.1%	(7.9)%	$642	0.1%
Other income (expense), net	$(667)	(0.2)%	206.0%	$(218)	—%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the nine months ended January 30, 2016 compared to the same period one year ago decreased as a result of increased interest expenses from an interest accrual for an on-going sales tax audit.

Other income (expense), net:  The change in other income and expense, net for the nine months ended January 30, 2016 compared to the same period one year ago was primarily due to foreign currency losses from the volatility of the Euro, Australian dollar, and Chinese renminbi.

Income Taxes

Our effective tax rate was 17.8 percent for the nine months ended January 30, 2016 as compared to an effective tax rate of 31.0 percent for the nine months ended January 31, 2015.  The substantial factors which decreased our effective tax rate were the retrospective reinstatement of the U.S. research and development credit back to January 1, 2015 allowing us an additional credit recognition related to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 30, 2016	January 31, 2015	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$2,193	$27,317	(92.0)%
Investing activities	(14,288)	(17,931)	(20.3)
Financing activities	(12,592)	(11,784)	6.9
Effect of exchange rate changes on cash	(920)	(905)	1.7
Net decrease in cash and cash equivalents	$(25,607)	$(3,303)	675.3%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $2.2 million for the first nine months of fiscal 2016 compared to $27.3 million in the first nine months of fiscal 2015. The $25.1 million decrease in cash from operating activities from the first nine months of fiscal 2015 to the first nine months of fiscal 2016 was the net result of changes in net operating assets and liabilities of $15.9 million, a decrease of $12.0 million in net income, and a $0.1 million decrease in other non-cash items, net, adjusted by a $1.1 million gain on sale of property, equipment and other assets, a $0.5 million increase in deferred income taxes, net, and a $1.3 million increase in depreciation and amortization.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 30, 2016	January 31, 2015
(Increase) decrease:
Restricted cash	$302	$(258)
Accounts receivable	7,220	8,846
Long-term receivables	1,150	2,870
Inventories	(4,109)	(5,191)
Costs and estimated earnings in excess of billings	4,253	2,579
Prepaid expenses and other current assets	1,875	602
Income tax receivables	(4,876)	(2,195)
Advertising rights and other assets	(548)	985
Increase (decrease):
Current marketing obligations and other payables	(103)	(20)
Accounts payable	(14,826)	(6,249)
Customer deposits (billed or collected)	(1,182)	(47)
Accrued expenses	134	3,366
Warranty obligations	2,333	(1,690)
Billings in excess of costs and estimated earnings	(10,677)	(7,998)
Long-term warranty obligations	286	2,070
Income taxes payable	(300)	(357)
Deferred revenue (billed or collected)	1,171	(226)
Long-term marketing obligations and other payables	(284)	658
	$(18,181)	$(2,255)

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

Cash flows from investing activities:  Cash used in investing activities totaled $14.3 million in the first nine months of fiscal 2016 compared to $17.9 million in the first nine months of fiscal 2015. Purchases of property and equipment totaled $13.4 million in the first nine months of fiscal 2016 compared to $15.3 million in the first nine months of fiscal 2015. The change from the prior year is due to the purchase of new manufacturing equipment for various new product lines as well as machine upgrades and additions to our information technology infrastructure.

A net cash inflow of $4.0 million was recognized during the first nine months of fiscal 2015 from the disposition of our automated rigging systems division for theatre applications. No comparable transaction occurred in the first nine months of fiscal 2016.

A net cash outlay of $2.2 million was recognized during the first nine months of fiscal 2016 compared to $6.2 million in the first nine months of fiscal 2015 for acquisitions, investment in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $12.6 million for the nine months ended January 30, 2016 compared to $11.8 million in the same period one year ago. Dividends of $13.2 million, or 30.0 cents per share, were paid to Daktronics shareholders during the first three quarters of fiscal 2016, compared to dividends of $13.0 million, or 30.0 cents per share, paid to Daktronics shareholders during the first three quarters of fiscal 2015.

Other Liquidity and Capital Resources Discussion: Although we have $2.4 million of retainage on long-term contracts included in receivables and costs in excess of billings as of January 30, 2016, we expect all of it to be collected within one year.

Working capital was $144.3 million and $148.1 million at January 30, 2016 and May 2, 2015, respectively.  The decrease in working capital was primarily the result of a decrease in cash due to tax payments, dividend payments, and property and equipment purchases offset by decreases in accounts payable and customer deposits and an increase in accounts receivable, inventory, and construction-type contracts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 1.9 percent at January 30, 2016.  We are assessed a loan fee equal to 0.125 percent per annum of any non-used portion of the loan.  As of January 30, 2016, there were no advances to us under the line of credit, and the balance of letters of credit outstanding was approximately $5.5 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any non-used portion of the loan. As of January 30, 2016, there were no advances outstanding and approximately $2.7 million in bank guarantees under this line of credit.

We were in compliance with all applicable covenants as of January 30, 2016 and May 2, 2015.  The minimum fixed charge coverage ratio as of May 2, 2015 was 47-to-1, and the ratio of interest-bearing debt to EBITDA as of January 30, 2016 was .05-to-1.

We utilize cash to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of May 2, 2015:

Date Declared	Record Date	Payment Date	Amount per Share
May 29, 2015	June 12, 2015	June 23, 2015	$0.10
September 3, 2015	September 14, 2015	September 25, 2015	$0.10
December 9, 2015	December 21, 2015	December 30, 2015	$0.10
February 29, 2016	March 11, 2016	March 22, 2016	$0.10

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At January 30, 2016, we had $64.3 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be approximately $20 million for fiscal 2016 for manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 30, 2016, most of our net sales were denominated in United States dollars, and our exposure to foreign currency exchange rate changes on net sales has not been significant. For the nine months ended January 30, 2016, net sales originating outside the United States were 19.6 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.1 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of inter-company receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $7.6 million, and all contracts mature within 11 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative

Financial Instruments of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details on our derivatives.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 30, 2016, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 30, 2016, our long-term contracts and lease receivables were $8.7 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2016	2017	2018	2019	2020	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,005	$3,234	$1,945	$1,243	$559	$740
Average interest rate	8.3%	8.5%	8.6%	8.5%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$56	$466	$399	$418	$—	$—
Average interest rate	—%	4.5%	4.5%	4.5%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$63	$143	$153	$134	$65	$10
Average interest rate	7.9%	8.7%	8.8%	9.0%	9.0%	9.0%

Of our $31.7 million in cash balances at January 30, 2016, $20.8 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 30, 2016, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 30, 2016, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 30, 2016, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 4, 2016

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.