Form 10-K
period 2016-04-30
DAKTRONICS INC /SD/
filed 2016-06-21
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at October 31, 2015 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $425,476,920. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 13, 2016 was 44,093,054.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 31, 2016 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2016

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; and (xi.) the timing and magnitude of any acquisitions or dispositions. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1.  BUSINESS

Business Overview

Daktronics, Inc. (the “Company”, “Daktronics”, “we”, “our”, or “us”) is a world-leading supplier of electronic scoreboards, large electronic display systems, digital messaging solutions, software and services for sporting, commercial and transportation applications.  We serve our customers by providing the highest quality standard display products as well as custom-designed and integrated systems.  We offer a complete line of products, from small scoreboards and electronic displays to large multi-million dollar video display systems as well as related control, timing, and sound systems.  We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video.

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company, offering shares under the symbol DAKT on the NASDAQ National Market system. Today, Daktronics has grown from a small company operating out of a garage to a world leader, offering the most complete product lineup in the display industry.

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

We make significant investments to complement and develop our existing innovative, high quality products. We employ engineering expertise with electrical, mechanical, and software design capabilities. In addition, we invest in quality and reliability capabilities, process development and testing capabilities, and sourcing processes.

We strive to grow into new geographic markets by strategically adding resources and emerging markets. Three of our targeted acquisitions were in fiscal 2014, 2015, and 2016; these acquisitions support our long-term growth objectives which are to increase sales and profitability. For more information regarding these acquisitions, see "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

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

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so all of our customers' large format display needs could be met in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming a leader in large electronic displays.

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

Engineering and Product Development.  The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; quality design; and customer and product support.  We assign product managers to each product family to assist our sales staff in training and implementing product improvements which ensures each product is designed for maximum reliability and serviceability.  We employ process engineers to assist in quality and reliability processing in our product design testing and manufacturing areas.

Manufacturing. A majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China, Belgium, and Ireland. For more details on our facilities, see "Item 2. Properties."

Our manufacturing is somewhat aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly) and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We generally align sales, marketing, engineering and manufacturing into a cohesive business unit with a focus on customers.  Given the cyclical nature of some parts of our business, we also need to balance and maintain our ability to manufacture the same products across our plants so we can smooth out the customer demand of the various business units. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through product platform strategies.

Our manufacturing facilities have embraced lean manufacturing techniques throughout all areas.  We have also placed significant emphasis on lean techniques in the non-manufacturing areas.  Our goal is to eliminate waste and timely deliver products to a customer while maintaining minimal inventory and eliminating non-value added tasks.

Technical Contracting.  We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions.  The purchase of display systems typically involves competitive proposals.  As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system.  We usually include site preparation and installation services related to the display system in our proposal.  In these cases, we serve as a contractor and may retain subcontractors for electrical, steel and installation labor.  We have developed relationships with many subcontractors throughout the United States and the world, which is an advantage for us in bidding and delivering on these projects. We are licensed in a number of jurisdictions as a general contractor.

Professional Services. Our professional services are essential to continued market penetration and growth.  Professional services include event support, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support for operators.

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

Products and Technologies

The two principal components of our systems are the display and the controller, which manages the operation of the display.  We produce displays varying in complexity, size and resolution.  The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed.  The controller is comprised of computer hardware and software products designed to compile information provided by the operator and other integrated sources to display information, graphics or animation on the displays. We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.

Our products are comprised of the following product families, all of which include control systems and software:

•Video displays
•Scoreboards and timing systems
•Message displays
•ITS (intelligent transportation systems) dynamic message signs
•Space availability displays
•Audio systems
•Advertising displays
•Digit and price displays
•Digital messaging systems

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

Our display technology may be integrated with architectural mesh to deliver a dynamic communication medium that provides a semi-transparent viewing experience within a building. These displays can be mounted over a solid facade or in front of windows resulting in a finished solution that is free from visible cabling, and delivers a clean, semi-transparent view. These are less than one inch in depth and provide an elegant, refined structural appearance.

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

The Venus® 1500 display control software is used to control the creation of messages and graphic sequences for uploading to the Galaxy® and GalaxyPro® displays.  This software is designed to be user friendly and applicable to all general advertising or message applications.  We also provide software kits, allowing system integrators to write their own software using the Venus® 1500 to communicate to the displays.

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

Out-of-Home Advertising Displays.  Our line of out-of-home advertising displays includes billboards and street furniture displays.

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

Digit and Price Displays.  This product line includes our DataTime® and Fuelight™ displays. The DataTime® product line consists of outdoor time and temperature displays which use a remote sensor for temperature data. Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.

Dynamic Messaging Systems™: Our dynamic messaging systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions allows customers to broadcast advertising campaigns and other information through the software, media players and visual hardware.

Raw Materials

Materials used in the production of our video display systems are sourced from around the world. We source some of our materials from a limited number of suppliers due to the proprietary nature of the materials.  The loss of a key supplier or a defect in the supplied material could have an adverse impact on our business and operations.  Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

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

Customers

We have a large and diverse worldwide customer base, ranging from local main street business owners to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. While we are not economically dependent on any single customer, within our Commercial business unit digital billboard niche, two major customers account for more than 50 percent of sales. See "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.

Backlog

Our backlog consists of contractually binding sales agreements or purchase orders we expect to fill within the next 24 months. Orders are booked and included in backlog only upon receipt of an executed contract and any required deposits. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly on a quarterly basis as a result of the timing of large orders. Because order backlog may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.  Backlog can fluctuate due to large order booking timing and seasonality. Backlog is not a measure defined by U.S. generally accepted accounting principles ("GAAP"), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

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

Our manufacturing facilities and products comply with industry specific requirements, including environmental rules and regulations and safety standards. These requirements include quality, manufacturing process controls, manufacturing documentation, supplier certification of raw materials, and various safety tests. Our products and production processes require the storage, use and disposal of a variety of hazardous chemicals under applicable laws.

Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements include certification of country of origin, classification within the various tariff codes, and compliance with other specific product or country import/export regulations.

We believe we are in material compliance with these requirements.

Competition

We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors are both United States and foreign companies and range in size and product offerings. Some of our competitors compete in certain markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or include less customer support. Other competitors use sponsorships as a means to win the business at a location.

We believe that our ability to compete depends upon product quality and features, technical expertise, service breadth, and cost-effective solutions.

Research and Development

We believe our engineering and product development capability and experience are very important factors to continue to develop the most up-to-date digital displays and control system solutions desired by the market.

Employees

As of April 30, 2016, we employed approximately 2,470 full-time employees and approximately 315 part-time and temporary employees.  Of these employees, approximately 1,000 were in manufacturing, 560 were in sales and marketing, 575 were in customer service, 395 were in engineering and 255 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

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

The electronic display industry is characterized by ongoing product improvement, innovations and development. We compete against products produced in foreign countries and the United States. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs. Our competitors may develop cheaper, more efficient products, or they may be willing to charge lower prices to increase their market share.  Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. To remain competitive, we must anticipate and respond quickly to our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively.

Our results of operations can be substantially affected by whether we are awarded large contracts and the size and timing of large contracts.

Our revenues and earnings have varied in the past and are likely to vary in the future. When awarded large contracts, primarily in the college and professional sports facilities market, the OOH niche, and the large spectacular niche, the timing and amount could cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amount are difficult to predict, may not be repeatable, and are outside of our control. Operating results in one quarter or fiscal year may not be indicative of future operating results. Some factors that may cause our operating results to vary include:

•	new product introductions;

•	variations in product and product mix; and

•	delays or cancellations of orders.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation.

We provide warranties on our products with terms varying from one to 10 years.  In addition, we offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and accrue a liability for estimated warranty costs, unanticipated claims could have a material adverse impact on our financial results.  During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. We increase our accrued warranty obligations by $9.2 million during fiscal 2016 and $1.2 million during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for more information regarding our warranty accrual. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation. The time required to remediate the claim may take time and could result in lost or deferred revenue, lead to costly warranty expenses, and could have a material adverse impact on our financial condition and operating results.

We enter into fixed-priced contracts on a regular basis, which could reduce our profits.

As part of our strategy, we enter into capped or fixed-price contracts. Because of the complexity of many of our client contracts, accurately estimating the cost, scope and duration of a particular contract can be a difficult task. If our actual costs exceed original estimates on fixed-price contracts, our profits will be reduced.  Because of the large scale, customer timelines, seasonality of our business or long duration of some contracts, unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost or shortages of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; and capacity constraints.  In addition to increased costs, these factors could delay delivery of products which may result in the assessment of liquidated damages or other contractual damages.  Unanticipated costs that we are unable to pass on to our customers or our payment of delay damages under fixed contracts would negatively impact our profits.

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

For the 2016, 2015, and 2014 fiscal years, revenue outside the United States represented approximately 18%, 20%, and 18% of our consolidated net sales, respectively. Our operations and earnings throughout the world have been and may in the future be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of United States and foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficultly in enforcing agreements or collecting receivables and increased transportation and other shipping costs.  The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.  These factors may result in a decline in net sales or profitability and could adversely affect our ability to expand our business outside of the United States.

Our future results may be affected by legal compliance risks related to the United States Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws for the countries in which we operate.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. It also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Although we have internal policies and procedures with the intention of assuring compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violations of such policies. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage.

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

We increase our production capacity and the overhead supporting production based on anticipated market demand.  Market demand, however, has not always developed as expected or remained at a consistent level.  This underutilization risk can potentially decrease our profitability and result in the impairment of certain assets.

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

The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required annually, we filed Forms SD in May 2015 and May 2016 reporting our work performed to gain information on the source of conflict minerals we use. We incurred costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins for all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements, which could have a material impact on our financial condition and results of operations.

Our management is required under U.S. GAAP to make estimates and assumptions as of the dates of our financial statements. These estimates and assumptions affect the recognition of contract revenue, costs, profits or losses in applying the principles of percentage of completion; estimated amounts for warranty costs; the collectability of billed and unbilled accounts receivable and the amount of any allowance for doubtful accounts; the continuing utility of our property and equipment; the amount of estimated liabilities; the valuation of assets acquired plus liabilities, goodwill, and intangible assets assumed in acquisitions; and the valuation of stock-based compensation. If management's estimates and assumptions are not accurate, our financial results or results of operation could be adversely affected.

If our internal control over financial reporting is found to be ineffective, our financial statements may not be fairly stated, raising concerns for investors and potentially adversely affecting our stock price.

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

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded on our consolidated balance sheet as described in "Note 6. Long-Lived Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which would adversely affect our results of operations in future periods.

Acquisitions and divestitures pose financial, management and other risks and challenges.

We routinely explore acquiring other businesses and assets. Periodically, we may also consider disposing of certain assets, subsidiaries, or lines of business. Acquisitions or divestitures present financial, managerial and operational challenges. These include, but are not limited to, the following:

•	diversion of management attention;

•	difficulty with integrating acquired businesses;

•	difficulty with the integration of different corporate cultures;

•	personnel issues;

•	increased expenses;

•	assumption of unknown liabilities and indemnification obligations;

•	potential disputes with the buyers or sellers;

•	the time involved in evaluating or modifying the financial systems of an acquired business; and

•	establishment of appropriate internal controls.

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

In addition, it is anticipated that borrowings from our existing credit facilities and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements.  However, if additional capital is required, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to perform their obligations to us.

If we became unable to obtain adequate surety bonding or letters of credit, it could adversely affect our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may be available only at significant additional cost as a result of general conditions that affect the insurance and bonding markets.

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

We can be a party to litigation in the normal course of business. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products.

Our data systems could fail or their security could be compromised, causing a material adverse effect on our business.

We rely heavily on digital technologies for the successful operation of our business and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. Any disruption in our digital technologies could affect our business and operations, including our manufacturing processes, severely damaging our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.

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

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, Dr. Aelred Kurtenbach's son, serves as our Chairman and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.5% of our outstanding common stock as of June 13, 2016, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 13, 2016. In addition, our other executive officers and directors, in the aggregate, beneficially owned an additional 4.8% of our outstanding common stock as of June 13, 2016, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 13, 2016. While this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, terrorist acts, fires, tornadoes, floods and severe weather in the United States or in other countries in which we operate may disrupt our operations as well as the operations of our customers. Such acts could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects. These events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results or financial condition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are located in areas we deem necessary to meet sales, service and operating requirements.  We consider all of our properties to be both suitable and adequate to meet our requirements for the foreseeable future. A description of our principal facilities is set forth below:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	773,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	120,000	Manufacturing, Sales, Service, Office
Rupelmonde, Belgium	Owned	40,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	44,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	177,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	90,500	Manufacturing, Sales, Service, Office
Burlington, Canada	Leased	15,500	Sales, Service, Office

The remaining sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2022.  We believe all of our leases will be renewable at market terms, at our discretion, or that suitable alternative space would be available to lease under similar terms and conditions. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on lease obligations.

Item 3.  LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters during the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on any legal proceedings and claims.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 13, 2016, we had 1,135 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2016			Fiscal Year 2015
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
1st Quarter	$12.23	$10.13	$0.10	$14.47	$11.05	$0.10
2nd Quarter	12.24	8.20	0.10	13.68	11.02	0.10
3rd Quarter	10.25	7.37	0.10	13.87	11.48	0.10
4th Quarter	8.72	6.90	0.10	13.05	10.03	0.10

On June 16, 2016, our Board of Directors declared a regular quarterly dividend payment of $0.06 per share and a special dividend of $0.04 per share payable on July 8, 2016 to holders of record of our common stock on June 27, 2016.

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

Performance Graph

The following graph shows changes during the period from April 30, 2011 to April 30, 2016 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Items 7 and 8 of this Annual Report on Form 10-K.  The statement of operations data for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014 and the balance sheet data at April 30, 2016 and May 2, 2015 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended April 27, 2013 and April 28, 2012 and the balance sheet data at April 26, 2014, April 27, 2013 and April 28, 2012 are derived from audited financial statements that are not included in this Form 10-K.

	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$570,168	$615,942	$551,970	$518,322	$489,526
Gross profit	121,019	144,579	141,710	133,894	113,437
Gross profit margin	21.2%	23.5%	25.7%	25.8%	23.2%
Operating income	2,495	31,285	36,557	30,600	10,275
Operating margin	0.4%	5.1%	6.6%	5.9%	2.1%
Net income	2,061	20,882	22,206	22,779	8,489
Diluted earnings per share	0.05	0.47	0.51	0.53	0.20
Weighted average diluted shares outstanding	44,456	44,443	43,762	42,621	42,304
Balance Sheet Data:
Working capital	$123,714	$149,075	$140,532	$125,456	$119,833
Total assets	349,948	379,479	357,451	319,418	315,967
Total long-term liabilities	27,364	25,420	20,624	16,480	15,989
Total shareholders' equity	201,067	212,039	203,119	188,246	190,805
Cash dividends per share	0.40	0.40	0.39	0.73	0.62

Daktronics, Inc. operates on a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. The fiscal years ended April 30, 2016, April 26, 2014, April 27, 2013, and April 28, 2012 contained operating results for 52 weeks while the fiscal year ended May 2, 2015 contained operating results for 53 weeks.

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

EXECUTIVE OVERVIEW

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We measure our success through estimated market share based on estimated market demand for digital displays and generating profits over the long-term. Our success is contingent on the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  These qualities are important for our long-term success because our products have finite lifetimes and we strive to win replacement business from existing customers.

Increases in user adoption; the acceptance of a variety of digital solutions; and the decline of digital solution pricing over the years has increased the size of the global market.  With this positive demand, strong competition exists across all of our business units, which causes margin constraints.  Projects with multi-million revenue potential also attract competition, which generally reduces profitability.

We organize around customer segments and geographic regions as further described in "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Each business segment also has unique key growth drivers and challenges.

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

•	Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, amusement parks and Times Square type locations.

•	Dynamic messaging systems demand growth due to market adoption and marketplace expansion.

•
The introduction of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.

•
The continued deployment of digital billboards as OOH companies continue developing new sites and start to replace digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment, which could restrict future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large OOH companies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate our estimates, including those related to total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation, goodwill impairment and contingencies.  Our estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  Actual results may differ from these estimates.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of April 30, 2016 and May 2, 2015, we had an allowance for doubtful accounts balance of approximately $2.8 million and $2.3 million, respectively.

Warranties.  We have recognized an accrued liability for warranty obligations equal to our estimate of the actual costs to be incurred in connection with our performance under the warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional accruals may become necessary, resulting in an increase in costs of goods sold.  As of April 30, 2016 and May 2, 2015, we had approximately $30.5 million and $26.5 million accrued for these costs, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on warranties.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional charges may be necessary, resulting in an increase in costs of goods sold.  In determining if additional charges are necessary, we examine cost trends on the contracts and other information and compare them to the deferred revenue.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 30, 2016 and May 2, 2015, we had $15.1 million and $13.1 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

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

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at that time. We have approximately $9.1 million of untaxed earnings which have been indefinitely reinvested.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee stock option.  We believe historical data currently represents the best estimate of the expected life of a new employee stock option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.  We estimate the expected volatility of our stock price in future periods by using the historical volatility. We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends in the Black-Scholes option valuation model.  The amount of share-based compensation expense we recognize during a period is based on the portion of the awards ultimately expected to vest.  We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements on our financial results, refer to "Note 1. Nature of Business and Summary of Critical Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year. In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period. The years ended April 30, 2016, May 2, 2015, and April 26, 2014 contained operating results for 52, 53, and 52 weeks, respectively.

Net Sales

	April 30, 2016	May 2, 2015	2016 vs 2015		April 26, 2014	2015 vs 2014
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$148,261	$165,793	$(17,532)	(10.6)%	$154,754	$11,039	7.1%
Live Events	205,151	231,877	(26,726)	(11.5)%	197,246	34,631	17.6%
High School Park and Recreation	70,035	67,657	2,378	3.5%	59,531	8,126	13.7%
Transportation	52,249	48,333	3,916	8.1%	54,861	(6,528)	(11.9)%
International	94,472	102,282	(7,810)	(7.6)%	85,578	16,704	19.5%
	$570,168	$615,942	$(45,774)	(7.4)%	$551,970	$63,972	11.6%
Orders:
Commercial	$135,824	$170,209	$(34,385)	(20.2)%	$155,840	$14,369	9.2%
Live Events	220,377	226,354	(5,977)	(2.6)%	225,331	1,023	0.5%
High School Park and Recreation	76,485	69,188	7,297	10.5%	59,812	9,376	15.7%
Transportation	56,834	50,845	5,989	11.8%	49,057	1,788	3.6%
International	71,266	114,977	(43,711)	(38.0)%	87,094	27,883	32.0%
	$560,786	$631,573	$(70,787)	(11.2)%	$577,134	$54,439	9.4%

Sales and orders were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week 2016 fiscal year. The fiscal years ended April 30, 2016 and April 26, 2014 contained 52 weeks. The additional week of sales constituted approximately 2% of the decrease in the sales for 2016 fiscal year compared to fiscal 2015 and 2% of the increase in sales for the 2015 fiscal year compared to the 2014 fiscal year.

Fiscal Year 2016 as compared to Fiscal Year 2015

Commercial: The decrease in net sales for fiscal 2016 compared to fiscal 2015 was the net result of a decrease of sales in our billboard niche due to volatility of order timing and general market delay in placing orders as compared to prior periods due to customer capital allocation decisions and overall satisfaction with our product lifetime, leading to longer product replacement cycles. There were higher than usual fiscal 2015 first quarter billboard sales caused by construction site delays in late fiscal 2014 that moved more work into fiscal 2015. Sales in our spectacular niche were also down compared to last year due to the timing of projects, which was offset by an increase in the sales of our on-premise niche.

The decrease in orders for fiscal 2016 compared to fiscal 2015 was primarily due to the softening in customer demand in the digital billboard niche and delayed customer commitments on large custom video project orders in our spectacular niche. Orders increased in our national account niche because of increased demand from a national company using petroleum displays. Orders were up slightly in our on-premise business.

We continue to see adoption of video solutions in our Commercial business unit marketplace. We see opportunity for orders and sales in our billboard, on-premise, and national account niches due to replacement cycles. A number of large custom video contract opportunities are available in the marketplace. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, and competitive factors, it is difficult to predict orders and net sales for fiscal 2017. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Live Events:  The decrease in net sales for fiscal 2016 compared to fiscal 2015 was primarily due to the timing of orders converting to sales based on customer delivery expectations and due to the slight decline of orders for the year.

The decrease in orders for fiscal 2016 compared to fiscal 2015 was primarily the result of the order timing variability on large projects. In addition, we had a large National Football League ("NFL") order in fiscal 2015, and no order of similar size occurred during fiscal 2016.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display system in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, and competitive factors make forecasting fiscal 2017 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions and success of counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2016 compared to fiscal 2015 was primarily due to increased demand for large display systems.

The increase in orders for fiscal 2016 compared to fiscal 2015 was primarily due to larger average order sizes due to increased video projects during fiscal 2016 and increased win rates across the market.

We continue to see opportunities to sell larger video systems and our classic scoring and message centers in fiscal 2017, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents.  For the long term, we believe this market presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation:  The increase in net sales for fiscal 2016 compared to fiscal 2015 was primarily the result of increased availability of federal funding for intelligent transportation and mass transit projects.

The increase in orders for fiscal 2016 compared to fiscal 2015 was primarily due to market demand for intelligent transportation systems due to the availability of federal funding from a number of departments of transportation across the United States and success in winning mass transit projects.

A number of factors, such as transportation funding, the competitive environment, customer delivery changes and various other factors, make forecasting orders and net sales difficult for fiscal 2017. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs show signs of growth over the long-term. Without transportation funding, payments to states could be reduced and could have a negative impact on our sales and financial results in the Transportation business unit.

International:  The decrease in net sales for fiscal 2016 compared to fiscal 2015 was the net result of a lower volume of orders.

The decrease in orders for fiscal 2016 compared to fiscal 2015 was primarily due to global macroeconomic conditions, a strong U.S. dollar, competition, and the timing and volatility of large orders

For fiscal 2017, while our pipeline for large commercial and sports and transportation remains strong, macroeconomic headwinds which may impact order bookings and timing making it difficult to predict order and sales levels for fiscal 2017. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share and due to the increased use and adoption of our technology globally.

Backlog: The product order backlog as of April 30, 2016 was $181.2 million as compared to $190.5 million as of May 2, 2015.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog decreased from one year ago in our Commercial and International business units and increased in our other business units.

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

Live Events:  The increase in net sales for fiscal 2015 compared to fiscal 2014 was primarily due to an increase in the number of multi-million dollar projects in professional sports stadiums and arenas used by Major League Baseball, the National Basketball Association, the NFL, and the National Hockey League, which was offset by decreases in multi-sport arenas and sales related to college and university venues.

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

Gross Profit

	Year Ended
	April 30, 2016		May 2, 2015		April 26, 2014
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$29,147	19.7%	$44,344	26.7%	$44,974	29.1%
Live Events	36,568	17.8	40,945	17.7	43,019	21.8
High School Park and Recreation	20,624	29.4	21,561	31.9	16,202	27.2
Transportation	16,572	31.7	14,647	30.3	16,126	29.4
International	18,108	19.2	23,082	22.6	21,389	25.0
	$121,019	21.2%	$144,579	23.5%	$141,710	25.7%

Fiscal Year 2016 as compared to Fiscal Year 2015

The gross profit percentage decreased for fiscal 2016 compared to fiscal 2015. This decline was primarily due to additional warranty charges in fiscal 2016, decreased volume levels through manufacturing areas, increased personnel costs, a change in the mix of business, and the increased competitive environment. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease in the Commercial business unit for fiscal 2016 compared to fiscal 2015 was primarily the result of a $9.2 million warranty charge in our OOH product application, which decreased the Commercial gross profit percentage by 6.1% for the 2016 fiscal year. This warranty charge relates to the costs of upgrading firmware to improve display performance and refurbishing displays. Gross profit also declined due to low manufacturing utilization as a result of decreases in billboard demand, the product mix of sales, and overall competitiveness of large custom contracts. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for more information regarding our warranty accrual.

Live Events:  The slight gross profit percent increase in the Live Events business unit for fiscal 2016 compared to fiscal 2015 was the result of decreased expenditures incurred for overtime, expediting, and shipping costs to meet critical event dates incurred for our customers in fiscal 2015 that were not incurred in fiscal 2016 and improved manufacturing utilization, offset by an increase in warranty costs as a percent of sales and increases in personnel related expenses.

High School Park and Recreation:  The gross profit percent decrease in the High School Park and Recreation business unit for fiscal 2016 compared to fiscal 2015 primarily was due to recognizing a $1.3 million gain on the sale of our theatre rigging manufacturing division during the fiscal 2015, but no comparable transaction occurred during fiscal 2016. Gross profit also declined due to increases in personnel related expenses.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2016 compared to fiscal 2015 was primarily due to the product mix of sales and improved manufacturing utilization.

International:  The gross profit percent decrease in the International business unit for fiscal 2016 compared to fiscal 2015 was primarily the result of low utilization of our international manufacturing facilities due to lower sales volume and increases in warranty costs as a percent of sales.

It is difficult to project gross profit levels for fiscal 2017 because of the uncertainty regarding the level of sales, the sales mix and timing, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability which include enhanced capacity planning, releasing new product designs to lower overall costs of the product, improving reliability to reduce warranty expenses, meeting customer solution expectations, and improving operational effectiveness in the installation and services delivery areas. We continue to experience wage and benefit pressures through our manufacturing and services areas.

Fiscal Year 2015 as compared to Fiscal Year 2014

The gross profit percentage decreased for fiscal 2015 compared to fiscal 2014. This decline was due to the mix of business; a number of multi-million dollar projects that generally are more competitive and have lower profit margins and include a higher level of subcontracted installations; additional spending due to capacity constraints in our second quarter; an increase in expenses for our acquisition of Data Display in fiscal 2015; and competitive pressures in the marketplace.

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

Selling Expenses

	Year Ended
	April 30, 2016			May 2, 2015			April 26, 2014
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$15,938	10.7%	0.9%	$15,802	9.5%	7.8%	$14,662	9.5%
Live Events	13,390	6.5	(1.6)	13,611	5.9	8.8	12,515	6.3
High School Park and Recreation	10,310	14.7	(1.2)	10,436	15.4	(2.7)	10,727	18.0
Transportation	4,106	7.9	(3.3)	4,244	8.8	28.0	3,316	6.0
International	15,068	15.9	8.6	13,870	13.6	10.3	12,574	14.7
	$58,812	10.3%	1.5%	$57,963	9.4%	7.7%	$53,794	9.7%

All areas of selling expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week fiscal year. The fiscal years ended April 30, 2016 and April 26, 2014 contained 52 weeks.

Fiscal Year 2016 as compared to Fiscal Year 2015

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Transportation, Live Events, and High School Park and Recreation business units decreased for fiscal 2016 compared to fiscal 2015 primarily due to the additional week of selling expenses in the first quarter of fiscal year 2015 and decreases in our travel and entertainment expenses, marketing expenses, and third party commissions.

Selling expense in our International business unit increased in fiscal 2016 compared to fiscal 2015 primarily due to increases in personnel expenses, bad debt expense, and third-party commissions.

Selling expense in our Commercial business unit remained relatively flat.

For fiscal 2017, we are focused on constraining cost growth throughout the company because of the short-term order uncertainty and to allocate additional resources to product design and development. In addition, we expect a reduction in bad debt expense, which will contribute to flat to decreased selling expenses.

Fiscal Year 2015 as compared to Fiscal Year 2014

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

Selling expense in our High School Park and Recreation business unit remained relatively flat for fiscal 2015 compared to fiscal 2014.

Other Operating Expenses

	Year Ended
	April 30, 2016			May 2, 2015			April 26, 2014
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$32,801	5.8%	6.9%	$30,679	5.0%	9.6%	$27,984	5.1%
Product design and development	$26,911	4.7%	9.2%	$24,652	4.0%	5.5%	$23,375	4.2%

All areas of operating expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52 week fiscal year. The fiscal years ended April 30, 2016 and April 26, 2014 contained 52 weeks.

Fiscal Year 2016 as compared to Fiscal Year 2015

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles, and the cost of supplies.

General and administrative expenses in fiscal 2016 increased as compared to fiscal 2015 primarily due to increases in information technology and personnel expenses, partially offset by decreases in professional fees.

We expect general and administrative expenses to remain flat or only increase slightly for fiscal 2017 as compared to fiscal 2016 because we want to constrain cost growth throughout the Company because of the short-term order uncertainty and to additional allocate resources to product design and development. We continue to project increases in information technology related costs.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and is included in cost of goods sold. Product development expenses in fiscal 2016 increased compared to fiscal 2015 primarily due to an increase in time spent on the development of new or enhanced solutions development in order to meet market demand for these solutions. The increase is primarily a function of the increased activity and includes personnel, materials, and professional services expenditures.

We plan to accelerate activities in our design groups to complete development for a number of solution areas during fiscal 2017. This acceleration is expected to cause product design and development expenses to increase in fiscal 2017.

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

Other Income and Expenses

	Year Ended
	April 30, 2016			May 2, 2015			April 26, 2014
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$759	0.1%	(15.3)%	$896	0.1%	(13.8)%	$1,039	0.2%
Other (expense) income, net	$(128)	—%	(74.3)%	$(498)	(0.1)%	40.3%	$(355)	(0.1)%

Fiscal Year 2016 as compared to Fiscal Year 2015

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased in fiscal 2016 as compared to fiscal 2015 as a result of interest expenses related to a tax audit assessment. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net: The change in other income and expense, net for fiscal 2016 as compared to fiscal 2015 was primarily due to adjustment of contingent consideration for a past acquisition offset by foreign currency gains.

Fiscal Year 2015 as compared to Fiscal Year 2014

Interest income, net: Interest income decreased slightly for fiscal 2015 as compared to fiscal 2014 due to lower installment receivables.

Other (expense) income, net: The change in other income and expense, net for fiscal 2015 as compared to fiscal 2014 is primarily due to unrealized foreign currency gains from the volatility of the Euro, Australian dollar, and Canadian dollar.

Income Taxes

The effective tax rate was approximately 34.1 percent, 34.1 percent and 40.4 percent for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

The effective income tax rate for fiscal 2016 includes the impact of The Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) signed by the President in December 2015. Under prior law, a taxpayer was not entitled to a research tax credit for qualifying amounts paid or incurred after December 31, 2014. However, under the PATH Act, a taxpayer is now entitled to a research tax credit for qualifying amounts paid or incurred after December 31, 2014 with no expiration. As a result of the retroactive reinstatement and permanent extension, we recognized approximately $2.0 million in tax benefits during fiscal 2016. The benefit is largely offset by pre-tax losses with no tax benefit due to valuation allowances and the current year establishment of valuation allowances in certain jurisdictions of $1.2 million that were recognized during fiscal 2016.

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

Fiscal Year 2016 Fourth Quarter Summary

During the fourth quarter of fiscal 2016, net sales decreased approximately 12.4 percent to $138.5 million as compared to $158.1 million in the fourth quarter of fiscal 2015.  Net sales decreased in the International, Commercial billboard and spectacular niches, and Live Events business units. Net sales increased in the High School Park and Recreation business unit. Transportation business unit net sales remained relatively flat. Commercial business unit net sales decreased due to decreased customer demand in billboard and spectacular niches due to lower demand in the billboard segment from our national billboard customers and due to the volatility of order timing of large projects cause by various macroeconomic and customer decision delays. Live Events business unit net sales decreased due to the timing of customer deliveries extending beyond the fiscal year. High School Park and Recreation business unit net sales increased due to an increase in sales and service orders for increased project sizes. International business unit net sales decreased due to lower orders during the last half of the year.

Gross margin percentage decreased to approximately 20.2 percent in the fourth quarter of fiscal 2016 from approximately 22.3 percent in the fourth quarter of fiscal 2015.  The decrease in gross profit percentage was the net result of the additional warranty charge in fiscal 2016 and the product mix of sales.

Selling expenses increased to $15.9 million in the fourth quarter of fiscal 2016 compared to $14.6 million in the fourth quarter of fiscal 2015.  The increase was primarily due to increased personnel expenses, including taxes and benefits, third party commissions, and bad debt expense, which were partially offset by decreases in travel and entertainment expenses and other expenses.

General and administrative costs increased by approximately 10.5 percent in the fourth quarter of fiscal 2016 to $8.6 million as compared to $7.8 million in the fourth quarter of fiscal 2015. The increase was primarily due to increased personnel expenses, including taxes and benefits, information technology, including software and hardware expenses, and professional fees.

Product development costs increased by approximately 20.5 percent in the fourth quarter of fiscal 2016 to $7.1 million as compared to $5.9 million in the fourth quarter of fiscal 2015. The increase was the result of increased development activities including personnel costs and cost of materials to produce and test prototypes.

The effective tax rate was 0.6 percent in the fourth quarter of fiscal 2016 compared to 45.0 percent in the fourth quarter of fiscal 2015.  The effective income tax rate for fiscal 2016 includes the impact of a tax benefit of a book loss for the fourth quarter offset by the impact of $1.0 million in valuation allowances against deferred tax assets related to foreign net operating losses recognized in the fourth quarter when it became more likely than not we would not realize the benefit of the losses.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	April 30, 2016	May 2, 2015	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$13,275	$53,168	(75.0)%
Investing activities	(23,818)	(24,227)	(1.7)
Financing activities	(17,448)	(16,070)	8.6
Effect of exchange rate changes on cash	(965)	(641)	50.5
Net increase in cash and cash equivalents	$(28,956)	$12,230	336.8%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $13.3 million for fiscal 2016 compared to $53.2 million in fiscal 2015. The decrease in cash from operating activities of $39.9 million was the net result of a decrease for changes in net operating assets and liabilities of $23.3 million, a decrease of $18.8 million in net income, a decrease of $1.2 million in our deferred income taxes, net, adjusted by a $1.8 million increase in depreciation and amortization, a $1.1 million gain on the sale of property and equipment in fiscal 2015, and a $0.5 million increase in other non-cash items.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flow on large orders, which can cause significant fluctuations in the short term in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and various other operating assets and liabilities. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets. For information regarding changes in operating assets and liabilities, see "Note 14. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in the Form 10-K.

Cash flows from investing activities:  Cash used in investing activities totaled $23.8 million for fiscal 2016 compared to $24.2 million in fiscal 2015. Purchases of property and equipment totaled $17.1 million in fiscal 2016 compared to $21.8 million in fiscal 2015.

A net cash inflow of $4.0 million was recognized during fiscal 2015 from the disposition of our automated rigging systems division for theatre applications. No comparable transaction occurred in fiscal 2016.

A net cash outlay of $7.9 million was recognized during fiscal 2016 compared to $6.3 million recognized in fiscal 2015 for acquisitions, investments in affiliates and equity investments.

Cash flows from financing activities:  Cash used in financing activities was $17.4 million for fiscal 2016 compared to $16.1 million in fiscal 2015. Dividends of $17.6 million, or $0.40 per share, were paid to Daktronics shareholders during fiscal 2016 compared to $17.4 million, or $0.40 per share, paid to Daktronics shareholders during fiscal 2015.

Other Liquidity and Capital Resources Discussion: Although we have $4.2 million of retainage on long-term contracts included in receivables and costs in excess of billings as of April 30, 2016, we expect all of it to be collected within one year.

Working capital was $123.7 million at April 30, 2016 and $149.1 million at May 2, 2015.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, costs in excess of billings and billings in excess of cost, and the seasonality of the sports market can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. Working capital changes were also attributable to the change in accounting for deferred tax assets. All deferred tax assets are classified in long-term assets starting in the fourth quarter of fiscal 2016. Historically, deferred tax assets were included in current assets. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash reserves to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements. During the fourth quarter of fiscal 2016, we violated one of our bank covenants, but received a waiver from our banking institution for the year ended April 30, 2016. Although we are not currently using our credit line, which expires on November 15, 2016, any future covenant violations could impact our ability to obtain future financing. For additional information on financing agreements, see, "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We utilize cash to pay dividends to our investors. The following table summarizes the regular quarterly dividend declared and paid since the fiscal year end of May 2, 2015:

Date Declared	Record Date	Payment Date	Amount per Share
May 29, 2015	June 12, 2015	June 23, 2015	$0.10
September 3, 2015	September 14, 2015	September 25, 2015	$0.10
December 9, 2015	December 21, 2015	December 30, 2015	$0.10
February 29, 2016	March 11, 2016	March 22, 2016	$0.10
June 16, 2016	June 27, 2016	July 8, 2016	$0.06

The following table summarizes the special dividends declared and paid since the fiscal year end of May 2, 2015:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.04

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At April 30, 2016, we had $50.6 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be approximately $20 million for fiscal 2017 for manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

We believe our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future. If our growth extends beyond current expectations, profitability does not improve, or if we make any strategic investments, we may need to increase our credit facilities or seek other means of financing.  We anticipate we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources, although there can be no guarantee of such.

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

As of April 30, 2016, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term obligations and accrued interest	$3,944	$594	$3,275	$75	$—
Operating leases	7,785	2,166	2,948	1,892	779
Unconditional purchase obligations	1,107	1,012	95	—	—
Conditional purchase obligations	500	200	300	—	—
Unrecognized tax benefits	3,016	3,016	—	—	—
Total	$16,352	$6,988	$6,618	$1,967	$779
Other commercial commitments:
Standby letters of credit	$7,354	$5,765	$1,031	$558	$—
Surety bonds	$50,593	$50,453	$140	$—	$—

INFLATION

We believe inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 30, 2016, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the fiscal year 2016, net sales originating outside the United States were 18% of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.0 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of intercompany receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $10.0 million, and all contracts mature within 15 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 16. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of April 30, 2016, our outstanding marketing obligations were $0.6 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 30, 2016, our outstanding long-term receivables were $7.0 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity benefit of $23 thousand.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2017	2018	2019	2020	2021	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$3,172	$1,637	$1,026	$542	$322	$339
Average interest rate	8.8%	9.0%	9.0%	9.0%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Variable-rate	$470	$583	$1,362	$1,027	$—	$—
Average interest rate	3.9%	3.9%	3.9%	3.9%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$210	$161	$142	$65	$10	$—
Average interest rate	8.5%	8.8%	9.0%	9.0%	9.0%	—%

Of our $28.3 million in cash balances at April 30, 2016, $21.0 million were denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We believe that we have adequate sources of supply for many of our key materials.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries at April 30, 2016 and May 2, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daktronics, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 21, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 21, 2016

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	April 30, 2016	May 2, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,328	$57,284
Restricted cash	198	496
Marketable securities	24,672	25,346
Accounts receivable, net	77,554	80,857
Inventories, net	69,827	64,389
Costs and estimated earnings in excess of billings	30,200	35,068
Current maturities of long-term receivables	3,172	3,784
Prepaid expenses and other assets	6,468	6,663
Deferred income taxes	—	10,640
Income tax receivables	4,812	5,543
Total current assets	245,231	290,070

Property and equipment, net	73,163	72,844
Long-term receivables, less current maturities	3,866	6,090
Goodwill	8,116	5,269
Intangibles, net	7,721	1,824
Investment in affiliates and other assets	2,414	2,680
Deferred income taxes	9,437	702
TOTAL ASSETS	$349,948	$379,479

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,441	$52,747
Accrued expenses	23,532	26,063
Warranty obligations	16,564	11,838
Billings in excess of costs and estimated earnings	10,361	23,797
Customer deposits (billed or collected)	16,012	16,828
Deferred revenue (billed or collected)	10,712	9,524
Current portion of other long-term obligations	585	587
Income taxes payable	310	636
Total current liabilities	121,517	142,020

Long-term warranty obligations	13,932	14,643
Long-term deferred revenue (billed or collected)	5,603	3,914
Other long-term obligations, less current maturities	4,059	3,190
Long-term income tax payable	3,016	2,734
Deferred income taxes	754	939
Total long-term liabilities	27,364	25,420

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 43,998,635 and 43,643,801 shares issued at April 30, 2016 and May 2, 2015, respectively	51,347	48,960
Additional paid-in capital	35,351	32,693
Retained earnings	117,276	132,771
Treasury Stock, at cost, 19,680 shares	(9)	(9)
Accumulated other comprehensive loss	(2,898)	(2,376)
TOTAL SHAREHOLDERS' EQUITY	201,067	212,039
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$349,948	$379,479

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Net sales	$570,168	$615,942	$551,970
Cost of goods sold	449,149	471,363	410,260
Gross profit	121,019	144,579	141,710

Operating expenses:
Selling expense	58,812	57,963	53,794
General and administrative	32,801	30,679	27,984
Product design and development	26,911	24,652	23,375
	118,524	113,294	105,153
Operating income	2,495	31,285	36,557

Nonoperating income (expense):
Interest income	987	1,119	1,294
Interest expense	(228)	(223)	(255)
Other (expense) income, net	(128)	(498)	(355)

Income before income taxes	3,126	31,683	37,241
Income tax expense	1,065	10,801	15,035
Net income	$2,061	$20,882	$22,206

Weighted average shares outstanding:
Basic	43,990	43,514	42,886
Diluted	44,456	44,443	43,762

Earnings per share:
Basic	$0.05	$0.48	$0.52
Diluted	$0.05	$0.47	$0.51

Cash dividends declared per share	$0.40	$0.40	$0.39

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014

Net income	$2,061	$20,882	$22,206

Other comprehensive (loss) income:
Cumulative translation adjustments	(529)	(2,358)	147
Unrealized gain (loss) on available-for-sale securities, net of tax	7	(22)	(25)
Total other comprehensive (loss) income, net of tax	(522)	(2,380)	122
Comprehensive income	$1,539	$18,502	$22,328

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of April 27, 2013:	$37,429	$27,194	$123,750	$(9)	$(118)	$188,246
Net income	—	—	22,206	—	—	22,206
Cumulative translation adjustments	—	—	—	—	147	147
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(25)	(25)
Net tax benefit related to share-based compensation	—	119	—	—	—	119
Share-based compensation	—	2,897	—	—	—	2,897
Exercise of stock options	4,954	(287)	—	—	—	4,667
Employee savings plan activity	1,552	—	—	—	—	1,552
Dividends paid	—	—	(16,690)	—	—	(16,690)
Balance as of April 26, 2014:	43,935	29,923	129,266	(9)	4	203,119
Net income	—	—	20,882	—	—	20,882
Cumulative translation adjustments	—	—	—	—	(2,358)	(2,358)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Net tax benefit related to share-based compensation	—	38	—	—	—	38
Share-based compensation	—	3,038	—	—	—	3,038
Exercise of stock options	2,513	(306)	—	—	—	2,207
Employee savings plan activity	2,512	—	—	—	—	2,512
Dividends paid	—	—	(17,377)	—	—	(17,377)
Balance as of May 2, 2015:	48,960	32,693	132,771	(9)	(2,376)	212,039
Net income	—	—	2,061	—	—	2,061
Cumulative translation adjustments	—	—	—	—	(529)	(529)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	7	7
Net tax benefit related to share-based compensation	—	3	—	—	—	3
Share-based compensation	—	2,958	—	—	—	2,958
Exercise of stock options	610	(303)	—	—	—	307
Employee savings plan activity	1,777	—	—	—	—	1,777
Dividends paid	—	—	(17,556)	—	—	(17,556)
Balance as of April 30, 2016:	$51,347	$35,351	$117,276	$(9)	$(2,898)	$201,067

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,061	$20,882	$22,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,561	14,764	14,137
Amortization	295	204	364
Amortization of premium/discount on marketable securities	87	168	221
Gain on sale of property and equipment	(71)	(1,207)	(72)
Share-based compensation	2,958	3,038	2,897
Excess tax benefits from share-based compensation	(3)	(38)	(119)
Gain on sale of equity investee	(119)	—	—
Provision for doubtful accounts	481	(222)	(190)
Deferred income taxes, net	911	2,146	1,543
Change in operating assets and liabilities	(9,886)	13,433	(4,788)
Net cash provided by operating activities	13,275	53,168	36,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,056)	(21,837)	(13,519)
Proceeds from sales of property, equipment and other assets	152	4,037	238
Purchases of marketable securities	(21,286)	(15,653)	(15,550)
Proceeds from sales or maturities of marketable securities	21,862	15,532	13,953
Proceeds from sale of equity method investment	377	—	—
Acquisitions, net of cash acquired	(7,867)	(6,306)	(1,480)
Net cash used in investing activities	(23,818)	(24,227)	(16,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(38)	(81)	—
Proceeds from exercise of stock options	610	2,513	4,954
Excess tax benefits from share-based compensation	3	38	119
Principal payments on long-term obligations	(467)	(1,163)	(3,704)
Dividends paid	(17,556)	(17,377)	(16,690)
Net cash used in financing activities	(17,448)	(16,070)	(15,321)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(965)	(641)	(94)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,956)	12,230	4,426

CASH AND CASH EQUIVALENTS:
Beginning of period	57,284	45,054	40,628
End of period	$28,328	$57,284	$45,054

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Critical Accounting Policies

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

Fiscal year: We operate on a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13 week periods following the beginning of each fiscal year.  In each 53 week year, an additional week is added to the first quarter and each of the last three quarters is comprised of a 13 week period.  The years ended April 30, 2016, May 2, 2015, and April 26, 2014 contained operating results for 52, 53, and 52 weeks, respectively.

A reclassification to correct the immaterial presentation of long term prepaid expenses in the Consolidated Balance Sheets' categories of prepaid expenses and other assets and investment in affiliates and other assets have been made to conform fiscal 2015 to the fiscal 2016 classifications for comparative purposes.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in affiliates over which we do not have the ability to exert significant influence over the investee's operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities. Our proportional share of the respective affiliate’s earnings or losses is included in other (expense) income in our consolidated statements of operations.

The aggregate amount of investments accounted for under the cost method was $1,211 and $1,071 at April 30, 2016 and May 2, 2015, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction-type contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, excess and obsolete inventory, the allowance for doubtful accounts, share-based compensation, goodwill impairment and income taxes. Changes in estimates are reflected in the periods in which they become known.

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

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $93 and $15 at April 30, 2016 and May 2, 2015, respectively.

Long-term construction-type contracts: Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as labor overhead, equipment, facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and capable of being estimated.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are recognized uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services and product maintenance approximated 9.7 percent, 8.2 percent and 8.4 percent of net sales for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014, respectively.

Software: We follow ASC 985-605, Software-Revenue Recognition. Revenues from software license fees on sales, other than construction-type contracts, are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable. Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement.
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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to ASC 605-25, Revenue Arrangements with Multiple Deliverables, and ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.  We first consider the separation criteria of ASC 605-35. Deliverables not within the scope of ASC 605-35 are evaluated for separation under ASC 605-25. For those elements falling under the guidance of ASC 605-25, we generally account for a deliverable (or a group of deliverables) separately if the delivered item(s) has standalone value to the customer and if we have given the customer a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

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

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.  Our depreciation expense was $16,561, $14,764 and $14,137 for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014, respectively.

Long-Lived Assets: Long-lived assets other than goodwill and indefinite-lived intangible assets, described in "Note 6. Long-Lived Assets" which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

Software costs for internal use:  We capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on our consolidated balance sheets.  Software costs that do not meet capitalization criteria are expensed when incurred.

Software costs to be sold, leased, or marketed: We follow the provisions of ASC 985, Software, which states software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. Additionally, costs incurred after release to customers are expensed as research and development. We had $3,000 of capitalized software to be sold, leased, or otherwise marketed, which was valued in connection with the acquisition of ADFLOW Networks, Inc. as of April 30, 2016 and is included in intangible assets in our consolidated balance sheet.

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation. We obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,314 and $1,783 at April 30, 2016 and May 2, 2015, respectively, and is included in accrued expenses in our consolidated balance sheets.

Foreign currency translation: Our foreign subsidiaries use the local currency of their respective countries as their functional currency.  The assets and liabilities of foreign operations are generally translated at the exchange rates in effect at the balance sheet date.  The operating results of foreign operations are translated at weighted average exchange rates.  The related translation gains or losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive loss.

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

Comprehensive income:  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components.  Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive loss represents net income adjusted for foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in comprehensive loss has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.  In accordance with ASC 220 and Accounting Standards Update ("ASU") 2011-05, we disclose comprehensive loss on a separate consolidated statement of comprehensive income.

Product design and development:  All expenses related to product design and development are charged to operations as incurred.  Our product development activities include the enhancement of existing products and the development of new products.

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $2,209, $2,318 and $1,694 for fiscal years 2016, 2015 and 2014, respectively.

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

The following is a reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014:

	Net income	Shares	Per share income (loss)
For the year ended April 30, 2016:
Basic earnings per share	$2,061	43,990	$0.05
Dilution associated with stock compensation plans	—	466	—
Diluted earnings per share	$2,061	44,456	$0.05
For the year ended May 2, 2015:
Basic earnings per share	$20,882	43,514	$0.48
Dilution associated with stock compensation plans	—	929	(0.01)
Diluted earnings per share	$20,882	44,443	$0.47
For the year ended April 26, 2014:
Basic earnings per share	$22,206	42,886	$0.52
Dilution associated with stock compensation plans	—	876	(0.01)
Diluted earnings per share	$22,206	43,762	$0.51

Options outstanding to purchase 2,122, 1,462 and 1,564 shares of common stock with a weighted average exercise price of $15.04, $18.42 and $18.64 per share during the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014, respectively, were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  See "Note 11. Shareholders’ Equity and Share-Based Compensation" for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statement of cash flows. This standard is effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for equity investments and financial liabilities where the fair value option has been elected. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We adopted the ASU prospectively and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheet as of April 30, 2016. Prior balance sheets have not been retrospectively adjusted. For significant components of our deferred tax accounts, see "Note 13. Income Taxes."

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but it permits adoption in an earlier period. We have evaluated the effect of adopting ASU 2015-11 and will adopt the standard at the beginning of fiscal 2017. We do not expect this adoption will have a material impact on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, and 2016-12 to clarify guidance with respect to principal versus agent considerations, the identification of performance obligations and licensing, and guidance on certain narrow areas and adds practical expedients. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU 2015-14, which was issued in August 2015 and defers the effective date) and is now effective for the Company's fiscal 2019. We are evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, financial position, and related disclosures.

Note 2. Segment Reporting

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), Out-of-Home ("OOH") companies, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. We focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, and European transportation related products.

Segment reports present results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Critical Accounting Policies".  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Net sales:
Commercial	$148,261	$165,793	$154,754
Live Events	205,151	231,877	197,246
High School Park and Recreation	70,035	67,657	59,531
Transportation	52,249	48,333	54,861
International	94,472	102,282	85,578
	570,168	615,942	551,970

Contribution margin:
Commercial	13,210	28,541	30,313
Live Events	23,178	27,334	30,503
High School Park and Recreation	10,314	11,125	5,474
Transportation	12,466	10,404	12,810
International	3,039	9,212	8,816
	62,207	86,616	87,916

Non-allocated operating expenses:
General and administrative	32,801	30,679	27,984
Product design and development	26,911	24,652	23,375
Operating income	2,495	31,285	36,557

Nonoperating income (expense):
Interest income	987	1,119	1,294
Interest expense	(228)	(223)	(255)
Other (expense) income, net	(128)	(498)	(355)

Income before income taxes	3,126	31,683	37,241
Income tax expense	1,065	10,801	15,035
Net income	$2,061	$20,882	$22,206

Depreciation and amortization:
Commercial	$4,925	$4,846	$4,243
Live Events	4,970	4,610	4,461
High School Park and Recreation	1,722	1,836	2,053
Transportation	1,364	1,148	1,132
International	1,227	1,053	873
Unallocated corporate depreciation	2,648	1,475	1,739
	$16,856	$14,968	$14,501

No single geographic area comprises a material amount of net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Net sales:
United States	$465,598	$494,860	$453,468
Outside U.S.	104,570	121,082	98,502
	$570,168	$615,942	$551,970
Property and equipment, net of accumulated depreciation:
United States	$68,233	$67,882	$60,846
Outside U.S.	4,930	4,962	4,424
	$73,163	$72,844	$65,270

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 3. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2016, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of April 30, 2016 and May 2, 2015, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of April 30, 2016:
Certificates of deposit	$14,927	$—	$—	$14,927
U.S. Government sponsored entities	8,523	—	(1)	8,522
Municipal bonds	1,221	2	—	1,223
	$24,671	$2	$(1)	$24,672
Balance as of May 2, 2015:
Certificates of deposit	$11,409	$—	$—	$11,409
U.S. Government securities	1,000	1	—	1,001
U.S. Government sponsored entities	7,951	—	(9)	7,942
Municipal bonds	4,989	5	—	4,994
	$25,349	$6	$(9)	$25,346

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the fiscal years ended April 30, 2016 and May 2, 2015, the reclassifications from accumulated other comprehensive loss to net assets were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 30, 2016 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$7,650	$7,277	$14,927
U.S. Government sponsored entities	—	8,522	8,522
Municipal obligations	—	1,223	1,223
	$7,650	$17,022	$24,672

Note 4. Business Combinations

OPEN Acquisition

We acquired 100 percent ownership in OPEN Out-of-Home Solutions ("OPEN"), a Belgian company, on May 8, 2013 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition.

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

During the third quarter of fiscal 2014, the purchase price allocation for the OPEN acquisition was completed. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,249 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $1,160 representing trade names with a useful life of 20 years and a customer list valued at $582 with a useful life of nine years. Also included in the purchase was $2,658 of property and equipment, $2,038 of inventory, $833 of other current assets offset by current operating liabilities of $1,230 and long and short term debt of $4,155. There have been no material adjustments to the original purchase price allocation.

The purchase price includes deferred payments of $2,375 to be made over five years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

OPEN's sales were included in the International business unit results and contributed $4,218 of net sales during fiscal 2014. General and administrative expenses included $44 for the year ended April 26, 2014 for professional fees relating to the acquisition.

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

Data Display is a European based company focused on the design and manufacture of transportation displays. This acquisition allows our organization to better service transportation customers world-wide and broadens our leadership position on a global scale. This acquisition included a manufacturing plant in Ireland to manufacture transportation displays. This acquisition was funded with cash on hand.

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

ADFLOW Acquisition

We acquired 100 percent ownership in ADFLOW Networks, Inc. ("ADFLOW"), a Canadian company, on March 15, 2016 for an undisclosed amount. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures because the results of its operations are not material to our consolidated financial statements.

ADFLOW is a Canadian based company focused on digital media solutions. This acquisition will allow our organization to grow and strengthen our solution offering in Digital Media Networks (DMN). We believe this will broaden our value proposition for our customers and deliver new offerings to the market. This acquisition was funded with cash on hand.

During the fourth quarter of fiscal 2016, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed as of the acquisition date using independent appraisals and other analysis. We are in the process of determining final working capital adjustments. The excess of purchase price over the estimated net tangible and intangible assets was recorded as goodwill of $2,502 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the preliminary purchase price allocation were acquired identifiable intangibles valued at $3,176 representing software and trademarks and customer relationships valued at $2,692. Based on the preliminary fair value measurements, also included in the purchase price was $58 of property and equipment, $230 of inventory, $1,283 of accounts receivable, and $513 of other current assets, which was offset by current operating liabilities of $935 and long term obligations of $1,545. The purchase price allocation is expected to be completed in the first quarter of fiscal 2017.

The purchase price includes deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

ADFLOW contributed net sales of $542 during fiscal 2016. General and administrative expenses included $295 during fiscal 2016 for professional fees relating to the acquisition.

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

We perform an analysis of goodwill on an annual basis, and is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third quarter in fiscal 2016, 2015, and 2014.  The result of our analysis indicated no goodwill impairment existed for fiscal years 2016, 2015, and 2014.

During the fourth quarter of fiscal 2016, we performed an interim goodwill impairment analysis due to economic conditions causing slowing orders. The results of our analysis indicated no goodwill impairment was necessary.

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 30, 2016 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2015:	$2,321	$721	$91	$2,136	$5,269
Acquisition, net of cash acquired	—	2,502	—	213	2,715
Foreign currency translation	(17)	127	(16)	38	132
Balance as of April 30, 2016:	$2,304	$3,350	$75	$2,387	$8,116

As required by ASC 350, intangibles with finite lives are amortized.  We evaluate indefinite lived assets for impairment annually and whenever events or changes in circumstances indicate their carrying value may not be recoverable.  The net value of intangible assets is shown on our consolidated balance sheets.  Estimated amortization expense based on intangibles as of April 30, 2016 is $1,591 for fiscal 2017, $1,492 for fiscal 2018, $1,393 for fiscal 2019, $473 for fiscal 2020, $440 for fiscal 2021, and $2,332 thereafter.

The following table sets forth the gross carrying amount and accumulated amortization of intangible assets by major intangible class as of April 30, 2016 and May 2, 2015:

	April 30, 2016				May 2, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Definite-lived:
Registered trademarks	18.3	$1,676	$194	$1,482	$1,461	$116	$1,345
Software	3.0	3,046	46	3,000	—	—	—
Customer relationships	9.7	3,449	300	3,149	—	—	—
Other	1.0	103	13	90	608	129	479
Total	8.8	$8,274	$553	$7,721	$2,069	$245	$1,824

Impairment of long-lived assets:  In the fiscal years ended April 30, 2016, May 2, 2015, and April 26, 2014, the pretax impairment charges for other long-lived assets, including property and equipment, were immaterial. The impairment charges related to technology or equipment obsoleted due to technology improvements or to custom demo equipment with no resale value.  Impairment charges during fiscal 2016, 2015, and 2014 were included primarily in product development and selling expense.

Note 7. Selected Financial Statement Data

Inventories consisted of the following:

	April 30, 2016	May 2, 2015
Raw materials	$28,184	$28,325
Work-in-process	6,158	7,512
Finished goods	35,485	28,552
	$69,827	$64,389

Inventories are reported net of the allowance for excess and obsolete inventory of $4,975 and $3,998 as of April 30, 2016 and May 2, 2015, respectively.

Property and equipment consisted of the following:

	April 30, 2016	May 2, 2015
Land	$2,155	$2,147
Buildings	65,247	64,186
Machinery and equipment	82,973	80,664
Office furniture and equipment	14,746	15,823
Computer software and hardware	48,917	51,083
Equipment held for rental	374	803
Demonstration equipment	8,026	7,299
Transportation equipment	6,596	6,012
	229,034	228,017
Less accumulated depreciation	155,871	155,173
	$73,163	$72,844

Accrued expenses consisted of the following:

	April 30, 2016	May 2, 2015
Compensation	$12,065	$12,137
Taxes, other than income taxes	3,969	4,223
Other	7,498	9,703
	$23,532	$26,063

Other (expense) income, net consisted of the following:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Foreign currency transaction losses	$(326)	$(514)	$(292)
Other	198	16	(63)
	$(128)	$(498)	$(355)

Note 8. Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 30, 2016	May 2, 2015
Costs incurred	$530,594	$708,029
Estimated earnings	173,356	237,239
	703,950	945,268
Less billings to date	684,111	933,997
	$19,839	$11,271

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 30, 2016	May 2, 2015
Costs and estimated earnings in excess of billings	$30,200	$35,068
Billings in excess of costs and estimated earnings	(10,361)	(23,797)
	$19,839	$11,271

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,797 and $2,316 at April 30, 2016 and May 2, 2015, respectively. Included in accounts receivable as of April 30, 2016 and May 2, 2015 was $437 and $385, respectively, of retainage on construction-type contracts, all of which are expected to be collected within one year.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $7,038 and $9,874 as of April 30, 2016 and May 2, 2015, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $7,236 as of April 30, 2016 and $10,976 as of May 2, 2015.

Note 10. Financing Agreements

We have a credit agreement with a U.S. bank for a $35,000 line of credit, which includes up to $15,000 for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined in accordance with U.S. GAAP. The effective interest rate was 2.4 percent at April 30, 2016.  We are assessed a loan fee equal to 0.125 percent per annum of any unused portion of the loan.  As of April 30, 2016, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $3,872.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40,000 line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement noted above and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40,000. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any unused portion of the loan. As of April 30, 2016, there were no advances outstanding and approximately $3,482 in bank guarantees under this line of credit.

During the fourth quarter of fiscal 2016, we violated one of our bank covenants, but received a waiver from our banking institutions for the year ended April 30, 2016. While we are not using our credit line, other than letters of credit, any future covenant violations could impact our ability to obtain financing. We were in compliance with all applicable covenants as of May 2, 2015.  The minimum fixed charge coverage ratio as of April 30, 2016 was (15)-to-1, and the ratio of interest-bearing debt to EBITDA as of April 30, 2016 was 0.07-to-1.

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

Stock incentive plans:  During fiscal 2016, we established the 2015 Stock Incentive Plan (“2015 Plan”) and ceased granting options under the 2007 Stock Incentive Plan ("2007 Plan") and the 2001 Incentive Stock Option Plan and the 2001 Outside Directors Option Plan (“2001 Plans”).  The 2015 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors prior to fiscal 2010 vested annually over three years, and options granted in or after fiscal 2010 vest in one year.  The restricted stock granted to independent directors vests in one year, provided that they remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At April 30, 2016, the aggregate number of shares available for future grant under the 2015 Plan for stock options and restricted stock awards was 2,602 shares.  Shares of common stock subject to all stock awards granted under the 2015 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2001 Plans and 2007 Plan remain in effect for options outstanding, no new options can be granted under these plans.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $2,555 at April 30, 2016, which is expected to be recognized over a weighted-average period of 3.0 years.  The total fair value of restricted stock vested was $1,191, $1,089, and $804 for fiscal years 2016, 2015, and 2014, respectively.

A summary of nonvested restricted stock and restricted stock units for the years ended April 30, 2016, May 2, 2015 and April 26, 2014 is as follows:

	Year Ended
	April 30, 2016		May 2, 2015		April 26, 2014
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	344	$10.63	318	$9.59	279	$9.74
Granted	159	7.04	150	12.25	147	10.03
Vested	(110)	10.76	(111)	9.83	(85)	9.47
Forfeited	(9)	10.69	(13)	10.70	(23)	9.37
Outstanding at end of year	384	9.10	344	10.63	318	9.59

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended April 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 2, 2015	2,741	$13.94	4.63	$2,258
Granted	240	8.51	—	—
Canceled or forfeited	(309)	14.42	—	—
Exercised	(66)	9.26	—	132
Outstanding at April 30, 2016	2,606	$13.50	4.57	$158

Shares vested and expected to vest	2,581	$13.53	4.54	$156
Exercisable at April 30, 2016	1,920	$14.70	3.50	$113

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at April 30, 2016 as options having exercise prices lower than the $8.70 per share market price of our common stock on that date.  There were in-the-money options to purchase 0 shares exercisable at April 30, 2016. The total intrinsic value of options exercised during fiscal years 2016, 2015, and 2014 was $132, $533, and $1,534, respectively.  The total fair value of stock options vested was $1,190, $1,294, and $1,541 for fiscal years 2016, 2015, and 2014, respectively.

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

Dividend yield.  We use an expected dividend yield consistent with our dividend yield over the period of time we have paid dividends.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Fair value of options granted	$2.92	$5.44	$4.91
Risk-free interest rate	1.70 - 1.90%	1.93 - 2.14%	2.03 - 2.34%
Expected dividend rate	2.78%	2.60%	2.32%
Expected volatility	42.71 - 48.32%	48.01 - 51.89%	54.09 - 54.37%
Expected life of option	5.78 - 6.98 years	5.84 - 6.95 years	5.9 - 6.9 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 2,500. The number of shares of common stock issued under the ESPP totaled 227, 248, and 195 shares in fiscal 2016, 2015, and 2014, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 514 shares at April 30, 2016.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense:  As of April 30, 2016, there was $4,450 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.7 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Stock options	$1,179	$1,311	$1,451
Restricted stock and stock units	1,237	1,234	1,000
Employee stock purchase plans	542	493	446
	$2,958	$3,038	$2,897

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014 is as follows:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Cost of goods sold	$751	$737	$657
Selling	780	825	810
General and administrative	839	908	859
Product design and development	588	568	571
	$2,958	$3,038	$2,897

We received $610 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 30, 2016. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $(69), $3, and $(126) for fiscal years 2016, 2015, and 2014, respectively.

Note 12. Employee Benefit Plans

We sponsor a 401(k) savings plan under which eligible U.S. employees may choose to make voluntary contributions of such employees' compensation on a pretax basis, subject to certain Internal Revenue Service ("IRS") limits. We make matching contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation plus other discretionary contributions as authorized by our Board of Directors. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1000 hours during such plan year. We contributed $2,323, $2,115 and $1,859 to the plan for fiscal years 2016, 2015, and 2014, respectively.

Note 13. Income Taxes

The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Domestic	$3,264	$29,194	$35,699
Foreign	(138)	2,489	1,542
Income before income taxes	$3,126	$31,683	$37,241

Income tax expense consisted of the following:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Current:
Federal	$(467)	$6,657	$11,342
State	123	1,150	1,454
Foreign	557	848	696
Deferred:
Federal	463	1,906	1,241
State	(89)	307	667
Foreign	478	(67)	(365)
	$1,065	$10,801	$15,035

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Computed income tax expense at federal, state and local jurisdiction statutory rates	$1,063	$11,089	$13,035
State taxes, net of federal benefit	40	1,016	1,433
Research and development tax credit	(2,015)	(1,292)	(750)
Meals and entertainment	334	369	344
Stock compensation	525	566	586
Dividends paid to retirement plan	(323)	(352)	(328)
Domestic production activities deduction	(91)	(529)	(1,012)
Change in valuation allowances	1,265	(2,295)	2,301
Change in uncertain tax positions	125	2,357	111
Other, net	142	(128)	(685)
	$1,065	$10,801	$15,035

The components of the net deferred tax asset were as follows:

	April 30, 2016	May 2, 2015
Deferred tax assets:
Accrued warranty obligations	$11,407	$10,038
Vacation accrual	1,963	1,808
Net losses on investments	336	—
Deferred maintenance revenue	341	745
Allowance for excess and obsolete inventory	1,314	939
Equity compensation	745	828
Allowance for doubtful accounts	703	613
Inventory capitalization	595	531
Accrued compensation and benefits	1,015	1,124
Unrealized loss on foreign currency exchange	—	554
Net operating loss carry forwards	1,404	791
Research and development tax credit carry forwards	1,005	—
Other	617	344
	21,445	18,315
Valuation allowance	(1,673)	(52)
	19,772	18,263

Deferred tax liabilities:
Property and equipment	(7,988)	(7,249)
Prepaid expenses	(631)	(577)
Intangible assets	(1,479)	—
Unrealized gain on foreign currency exchange	(931)	—
Other	(60)	(34)
	(11,089)	(7,860)
	$8,683	$10,403

The classification of net deferred tax assets in the accompanying consolidated balance sheets is:

	April 30, 2016	May 2, 2015
Current assets	$—	$10,640
Current liabilities	—	—
Non-current assets	9,437	702
Non-current liabilities	(754)	(939)
	$8,683	$10,403

The changes in the amounts recorded for uncertain tax positions are:

	April 30, 2016	May 2, 2015	April 26, 2014
Balance at beginning of year	$2,891	$494	$379
Gross increases related to prior period tax positions	137	6	16
Gross decreases related to prior period tax positions	—	—	—
Gross increases related to current period tax positions	8	2,496	99
Lapse of statute of limitations	(20)	(105)	—
Balance at end of year	$3,016	$2,891	$494

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved; however, we do not anticipate any significant changes within the next 12 months. Interest and penalties incurred associated with uncertain tax positions are included in income tax expense.

Our fiscal 2014 financial results included a deferred asset tax valuation allowance of $2,297. The corresponding deferred tax asset was related to potential capital losses from an investment in an affiliate ("affiliate") that is a United States entity. During the fourth quarter of fiscal 2014, we were notified that the affiliate had sold off a significant portion of its operations for a substantial loss. This loss puts us in doubt of any financial recovery of our investment in affiliate. Although the full capital loss of the affiliate has not yet been triggered under the Code, we have concluded that it would be more likely than not a capital loss if the affiliate goes out of business or we abandon the partnership. A tax court case solidified capital loss treatment versus ordinary gain treatment in abandonments. The Tax Court's decision in Pilgrim's Pride Corporation v. Commissioner and Code Sections 165 and 1234A state that loss deductions related to worthless security abandonments would be treated as a capital loss versus an ordinary loss.

In fiscal 2015, the Tax Court's decision in Pilgrim's Pride Corporation v. Commissioner was overturned by the federal Fifth Circuit Court of Appeals. Hence, we abandoned our partnership interest and recorded an ordinary loss on our 2015 federal tax return, thereby moving the asset and valuation allowance into our current tax provision and recording a current deduction. Because our position has a chance of being disallowed, we believe we cannot reach the more-likely-than not conclusion that this ordinary loss will be realized. Therefore, we have maintained an uncertain tax accrual. We will continue to evaluate the facts and circumstances of this case and adjust our accrual accordingly.

As of April 30, 2016, we have foreign net operating loss (“NOL”) carryforwards of approximately $6,428 primarily related to our operations in Belgium and Ireland which have indefinite lives. A portion of the total NOL amounting to $219 is related to operations in Canada and expires in 2036. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $1,404. However, due to uncertainty in future taxable income in Ireland and Belgium, a full valuation allowance totaling approximately $1,337 has been recorded. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

Additional tax information:

In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. Income tax years are open for the United States jurisdiction for fiscal years 2013 through 2015.  International jurisdictions have open tax years varying by location beginning in fiscal 2006.

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at that time. We have approximately $9,067 of untaxed earnings which have indefinitely been reinvested. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

We recognized an expense of $232, $14 and $20 in net interest and penalties during the years ended April 30, 2016, May 2, 2015 and April 26, 2014, respectively.  Interest and penalties recognized are recorded in income taxes in our consolidated statements of operations. We had accrued $94 and $16 in net interest or penalties as of April 30, 2016 and May 2, 2015, respectively.

Note 14. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
(Increase) decrease:
Restricted cash	$298	$18	$(466)
Account receivable	3,789	6,412	(18,293)
Long-term receivables	2,851	3,234	3,027
Inventories	(5,100)	(1,907)	(12,771)
Costs and estimated earnings in excess of billings	4,867	(1,667)	5,955
Prepaid expenses and other current assets	1,290	(575)	(536)
Income taxes receivables	1,061	(3,084)	(2,414)
Advertising rights and other assets	(776)	912	64
Increase (decrease):
Current marketing obligations and other payables	21	(146)	372
Accounts payable	(9,926)	5,594	6,701
Customer deposits (billed or collected)	(941)	(1,315)	4,931
Accrued expenses	476	2,860	165
Warranty obligations	4,726	(2,638)	543
Billings in excess of costs and estimated earnings	(13,436)	1,314	8,238
Long-term warranty obligations	(710)	1,869	1,560
Income taxes payable	(40)	(666)	(527)
Deferred revenue (billed or collected)	2,120	(250)	(836)
Long-term marketing obligations and other payables	(456)	3,468	(501)
	$(9,886)	$13,433	$(4,788)

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Cash payments for:
Interest	$303	$289	$198
Income taxes, net of refunds	(824)	8,690	16,521

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 30, 2016	May 2, 2015	April 26, 2014
Demonstration equipment transferred to inventory	$227	$34	$255
Purchases of property and equipment included in accounts payable	142	1,510	2,099
Contributions of common stock under the ESPP	1,777	2,512	1,552
Contingent consideration related to acquisition of ADFLOW	1,955	—	—

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2016 and May 2, 2015 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of April 30, 2016:
Cash and cash equivalents	$28,328	$—	$28,328
Restricted cash	198	—	198
Available-for-sale securities:
Certificates of deposit	—	14,927	14,927
U.S. Government sponsored entities	—	8,522	8,522
Municipal obligations	—	1,223	1,223
Derivatives - currency forward contracts	—	(453)	(453)
	$28,526	$24,219	$52,745
Balance as of May 2, 2015:
Cash and cash equivalents	$57,284	$—	$57,284
Restricted cash	496	—	496
Available-for-sale securities:
Certificates of deposit	—	11,409	11,409
U.S. Government securities	1,001	—	1,001
U.S. Government sponsored entities	—	7,942	7,942
Municipal obligations	—	4,994	4,994
Derivatives - currency forward contracts	—	(283)	(283)
	$58,781	$24,062	$82,843

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 16. Derivative Financial Instruments" for more information regarding our derivatives.

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard, using primarily Level 3 inputs, to value the assets and liabilities for the business combinations and the determination of goodwill associated with the sale of our automated rigging systems business for theatre applications. See "Note 4. Business Combinations" and "Note 5. Sale of Theatre Rigging Division" for more information. We did not make any material business combinations or recognize significant impairment losses during fiscal 2016 or fiscal 2015.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 30, 2016 and May 2, 2015, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at April 30, 2016 and May 2, 2015 were as follows:

	April 30, 2016		May 2, 2015
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	7,216	10,027	1,487	1,918
U.S. Dollars/Canadian Dollars	563	771	4,129	4,923
U.S. Dollars/British Pounds	1,795	1,263	1,679	1,123
U.S. Dollars/Singapore Dollars	261	356	1,176	1,601
U.S. Dollars/Euros	147	132	(229)	174
U.S. Dollars/Swiss Franc	—	—	5,662	5,500
U.S. Dollars/Japanese Yen	—	—	764	91,282

As of April 30, 2016 and May 2, 2015, there was a net liability of $453 and $283, respectively, representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

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

As of April 30, 2016 and May 2, 2015, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly.

We discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. We are deploying preventative maintenance to sites impacted and can repair the device in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We have increased our accrued warranty obligations by $9.2 million during fiscal 2016 and $1.2 million during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of April 30, 2016, we had $5.5 million remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Because failure rates are unpredictable, the final outcome of this matter is dependent on many factors that are difficult to predict. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and may be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the fiscal years ended April 30, 2016 and May 2, 2015 consisted of the following:

	April 30, 2016	May 2, 2015
Beginning accrued warranty obligations	$26,481	$27,250
Warranties issued during the period	10,528	14,113
Settlements made during the period	(18,377)	(13,829)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	11,864	(1,053)
Ending accrued warranty obligations	$30,496	$26,481

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of April 30, 2016, we had outstanding letters of credit and surety bonds in the amount of $7,354 and $50,593, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  During fiscal 2016, we signed a letter of intent to lease the entire building upon the departure of the other tenant. The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends approximately March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $2,725, $2,714 and $2,742 for the fiscal years ended April 30, 2016, May 2, 2015 and April 26, 2014, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 30, 2016:

Fiscal years ending	Amount
2017	$2,166
2018	1,715
2019	1,233
2020	1,040
2021	852
Thereafter	779
$7,785

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of April 30, 2016, we were obligated under the following conditional and unconditional purchase commitments, which included $500 in conditional purchase commitments:

Fiscal years ending	Amount
2017	$1,212
2018	295
2019	100
2020	—
2021	—
Thereafter	—
$1,607

Other long-term obligations: We are obligated to pay the following payments for acquisitions and for other various obligations.

	April 30, 2016	May 2, 2015
Advertising	$589	$700
Deferred purchase price	3,228	1,476
Total Outstanding	3,817	2,176
Less: current liability	552	555
Other long-term obligations	$3,265	$1,621

Note 18. Subsequent Events

On June 16, 2016, our Board of Directors declared a regular quarterly dividend of $0.06 per share and a special dividend of $0.04 per share on our common stock for the fiscal year ended April 30, 2016, payable on July 8, 2016 to holders of record of our common stock on June 27, 2016.

On June 16, 2016, our Board of Directors authorized at stock buyback program under which it may repurchase up to $40,000 of its outstanding common stock.

Note 19. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal 2016 Quarter Ended
	August 1, 2015	October 31, 2015	January 30, 2016	April 30, 2016
Net sales	$150,221	$157,668	$123,816	$138,463
Gross profit	35,501	35,513	22,029	27,976
Net income (loss)	3,776	3,168	(1,953)	(2,930)
Basic earnings (loss) per share	0.09	0.07	(0.04)	(0.07)
Diluted earnings (loss) per share	0.09	0.07	(0.04)	(0.07)

	Fiscal 2015 Quarter Ended
	August 2, 2014	November 1, 2014	January 31, 2015	May 2, 2015
Net sales	$166,618	$173,115	$118,123	$158,086
Gross profit	43,403	40,877	25,062	35,237
Net income	8,745	7,737	561	3,839
Basic earnings per share	0.20	0.18	0.01	0.09
Diluted earnings per share	0.20	0.18	0.01	0.09

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of April 30, 2016, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2016 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 30, 2016.

Our internal control over financial reporting as of April 30, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 21, 2016	June 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2016 of Daktronics, Inc. and subsidiaries and our report dated June 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 21, 2016

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2016 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended April 30, 2016 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2016.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2016 and May 2, 2015
Consolidated Statements of Operations for each of the three fiscal years ended April 30, 2016, May 2, 2015, and April 26, 2014
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended April 30, 2016, May 2, 2015, and April 26, 2014
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 30, 2016, May 2, 2015, and April 26, 2014
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 30, 2016, May 2, 2015, and April 26, 2014
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

All Sport®, Daktronics®, DakStats®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, ProTour®, Sportsound®, Valo®, Vanguard®, Venus®, V-Net®, Visiconn®, V-Tour®, and V-Link® are trademarks of Daktronics, Inc.  All other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2016.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 21, 2016
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 21, 2016
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 21, 2016
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 21, 2016
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 21, 2016
James B. Morgan

By /s/ John L. Mulligan	Director	June 21, 2016
John L. Mulligan

By /s/ John P. Friel	Director	June 21, 2016
John P. Friel

By /s/ Kevin P. McDermott	Director	June 21, 2016
Kevin P. McDermott

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
For the year ended April 30, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,316	$934	$—		$(453)	(b)	$2,797
Allowance for excess and obsolete inventories	3,998	3,475	12	(a)	(2,510)	(c)	4,975
For the year ended May 2, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	2,539	(150)	—		(73)	(b)	2,316
Allowance for excess and obsolete inventories	2,692	2,701	2	(a)	(1,397)	(c)	3,998
For the year ended April 26, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	2,718	860	—		(1,039)	(b)	2,539
Allowance for excess and obsolete inventories	3,286	1,219	(1)	(a)	(1,812)	(c)	2,692
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

4.2	Rights Agreement (Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008).
4.3	2001 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.4	2001 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on November 8, 2001 as Commission File No. 333-72990).*
4.5	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
4.6	Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).*
4.7	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).*
4.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).*
4.9	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).*
4.10	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).*
10.1	Amended and Restated Deferred Compensation Agreement Between the Company and Aelred Kurtenbach (Incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K on June 28, 2004).*
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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
* Indicates a management contract or compensatory plan or arrangement.