Form 10-Q
period 2016-07-30
DAKTRONICS INC /SD/
filed 2016-09-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 29, 2016 was 43,872,811.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 30, 2016	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,778	$28,328
Restricted cash	193	198
Marketable securities	20,200	24,672
Accounts receivable, net	86,382	77,554
Inventories, net	68,593	69,827
Costs and estimated earnings in excess of billings	50,172	30,200
Current maturities of long-term receivables	3,063	3,172
Prepaid expenses and other assets	5,936	6,468
Income tax receivables	762	4,812
Total current assets	265,079	245,231

Long-term receivables, less current maturities	3,543	3,866
Goodwill	7,894	8,116
Intangibles, net	7,012	7,721
Investment in affiliates and other assets	2,521	2,414
Deferred income taxes	9,418	9,437
	30,388	31,554
PROPERTY AND EQUIPMENT:
Land	2,142	2,155
Buildings	65,047	65,247
Machinery and equipment	82,448	82,973
Office furniture and equipment	5,563	14,746
Computer software and hardware	49,238	48,917
Equipment held for rental	374	374
Demonstration equipment	7,991	8,026
Transportation equipment	6,521	6,596
	219,324	229,034
Less accumulated depreciation	148,282	155,871
	71,042	73,163
TOTAL ASSETS	$366,509	$349,948

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	July 30, 2016	April 30, 2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,605	$43,441
Accrued expenses	26,501	23,532
Warranty obligations	15,450	16,564
Billings in excess of costs and estimated earnings	12,467	10,361
Customer deposits (billed or collected)	20,650	16,012
Deferred revenue (billed or collected)	11,740	10,712
Current portion of other long-term obligations	191	585
Income taxes payable	191	310
Total current liabilities	137,795	121,517

Long-term warranty obligations	14,466	13,932
Long-term deferred revenue (billed or collected)	5,388	5,603
Other long-term obligations, less current maturities	4,860	4,059
Long-term income tax payable	3,134	3,016
Deferred income taxes	720	754
Total long-term liabilities	28,568	27,364
TOTAL LIABILITIES	166,363	148,881

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,113,520 and 43,998,635 shares issued and outstanding at July 30, 2016 and April 30, 2016, respectively	51,347	51,347
Additional paid-in capital	36,059	35,351
Retained earnings	118,405	117,276
Treasury Stock, at cost, 303,957 and 19,680 shares at July 30, 2016 and April 30, 2016, respectively	(1,834)	(9)
Accumulated other comprehensive loss	(3,831)	(2,898)
TOTAL SHAREHOLDERS' EQUITY	200,146	201,067
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$366,509	$349,948

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales	$157,146	$150,221
Cost of goods sold	118,079	114,720
Gross profit	39,067	35,501

Operating expenses:
Selling expense	15,259	14,264
General and administrative	8,783	8,170
Product design and development	7,043	6,968
	31,085	29,402
Operating income	7,982	6,099

Nonoperating income (expense):
Interest income	205	298
Interest expense	(42)	(62)
Other income (expense), net	(94)	(443)

Income before income taxes	8,051	5,892
Income tax expense	2,512	2,116
Net income	$5,539	$3,776

Weighted average shares outstanding:
Basic	44,079	43,797
Diluted	44,141	44,073

Earnings per share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Cash dividends declared per share	$0.07	$0.10

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	July 30, 2016	August 1, 2015

Net income	$5,539	$3,776

Other comprehensive loss:
Cumulative translation adjustments	(931)	(558)
Unrealized (loss) gain income on available-for-sale securities, net of tax	(2)	15
Total other comprehensive loss, net of tax	(933)	(543)
Comprehensive income	$4,606	$3,233

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,539	$3,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,193	4,020
Amortization	398	35
Amortization of premium/discount on marketable securities	9	33
Loss (gain) on sale of property, equipment and other assets	31	(62)
Share-based compensation	709	751
Provision for doubtful accounts	7	160
Deferred income taxes, net	3	(21)
Change in operating assets and liabilities	(4,291)	(18,763)
Net cash provided by (used in) operating activities	6,598	(10,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,157)	(7,232)
Proceeds from sale of property, equipment and other assets	64	66
Purchases of marketable securities	(2,394)	(9,506)
Proceeds from sales or maturities of marketable securities	6,856	9,497
Acquisitions, net of cash acquired	—	(614)
Net cash provided by (used in) investing activities	2,369	(7,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4)	(9)
Proceeds from exercise of stock options	—	562
Principal payments on long-term obligations	(896)	(8)
Dividends paid	(4,409)	(4,375)
Payments for common shares repurchased	(1,825)	—
Net cash used in financing activities	(7,134)	(3,830)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(383)	(325)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,450	(22,015)

CASH AND CASH EQUIVALENTS:
Beginning of period	28,328	57,284
End of period	$29,778	$35,269

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$104	$126
Income taxes, net of refunds	50	3,215

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	73	4
Purchase of property and equipment included in accounts payable	209	883

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The balance sheet at April 30, 2016 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 30, 2016, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

An immaterial reclassification has been made to conform fiscal 2016 to the fiscal 2017 classifications of the statement of cash flows for comparative purposes due to retrospectively adopting Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal 2017.

Investments in affiliates over which we do not have the ability to exert significant influence over the investee's operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities.

The aggregate amount of investments accounted for under the cost method was $1,211 at July 30, 2016 and April 30, 2016. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016.  Early adoption is permitted, and we adopted it during the first quarter of fiscal 2017.  We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Provisions related to income taxes have been adopted prospectively.  Provisions related to the statement of cash flows have been adopted retrospectively but did not have a material impact on our statement of cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but it permits adoption in an earlier period. ASU 2015-11 was adopted by the Company effective May 1, 2016 and did not have a material impact on our consolidated results of operations, cash flows, and financial position.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement ("CCA") with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met, the fees paid are accounted for as a prepaid service contract and expensed. We have historically accounted for all fees in a CCA as a prepaid service contract. We adopted ASU 2015-05 in first quarter fiscal 2017 when it became effective, using the prospective method. We did not pay any fees in a CCA in the current period that met the criteria to be in the scope of the internal-use software guidance, and ASU 2015-05 had no impact on our consolidated results of operations, cash flows, and financial position.

New Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, and 2016-12 to clarify guidance with respect to principal versus agent considerations, the identification of performance obligations and licensing and certain narrow areas and adds practical expedients. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU 2015-14, which was issued in August 2015 and defers the effective date), and is now effective for the Company's fiscal 2019. We are evaluating the effect that adopting ASU 2014-09, as clarified, will have on our consolidated results of operations, cash flows, financial position, and related disclosures.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 30, 2016 and August 1, 2015:

	Net income	Shares	Per share income
For the three months ended July 30, 2016
Basic earnings per share	$5,539	44,079	$0.13
Dilution associated with stock compensation plans	—	62	—
Diluted earnings per share	$5,539	44,141	$0.13
For the three months ended August 1, 2015
Basic earnings per share	$3,776	43,797	$0.09
Dilution associated with stock compensation plans	—	276	—
Diluted earnings per share	$3,776	44,073	$0.09

Options outstanding to purchase 2,603 shares of common stock with a weighted average exercise price of $13.50 for the three months ended July 30, 2016 and 1,437 shares of common stock with a weighted average exercise price of $18.33 for the three months ended August 1, 2015 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the three months ended July 30, 2016, we repurchased 284 shares of common stock at a total cost of $1,825. We may repurchase up to an additional $38,175 of common stock under the current Board authorization.

Note 4. Segment Disclosure

We have organized our business into five segments which meet the definition of reportable segments under Accounting Standards Codification ("ASC") 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our video display systems, digital billboards, and Galaxy® and Fuelight™ product lines to resellers (primarily sign companies), Out-of-Home ("OOH") companies, national retailers, quick-serve restaurants, casinos and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities.  Our Transportation business unit primarily consists of sales of our Vanguard® and Galaxy® product lines to governmental transportation departments, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. In our International business unit, we focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, and European transportation related products.

Our segment reporting presents results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales:
Commercial	$36,254	$43,210
Live Events	60,633	47,922
High School Park and Recreation	27,617	18,959
Transportation	14,286	13,767
International	18,356	26,363
	157,146	150,221

Contribution margin:
Commercial	4,496	6,113
Live Events	8,875	6,183
High School Park and Recreation	6,999	3,775
Transportation	3,601	3,180
International	(163)	1,986
	23,808	21,237

Non-allocated operating expenses:
General and administrative	8,783	8,170
Product design and development	7,043	6,968
Operating income	7,982	6,099

Nonoperating (expense) income:
Interest income	205	298
Interest expense	(42)	(62)
Other income (expense), net	(94)	(443)

Income before income taxes	8,051	5,892
Income tax expense	2,512	2,116
Net income	$5,539	$3,776

Depreciation and amortization:
Commercial	$1,567	$1,257
Live Events	1,280	1,321
High School Park and Recreation	438	490
Transportation	322	329
International	329	256
Unallocated corporate depreciation	655	402
	$4,591	$4,055

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales:
United States	$135,018	$119,867
Outside U.S.	22,128	30,354
	$157,146	$150,221

	July 30, 2016	April 30, 2016
Property and equipment, net of accumulated depreciation:
United States	$66,386	$68,233
Outside U.S.	4,656	4,930
	$71,042	$73,163

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 30, 2016, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of July 30, 2016 and April 30, 2016, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of July 30, 2016
Certificates of deposit	$14,786	$—	$—	$14,786
U.S. Government securities	401	—	—	401
U.S. Government sponsored entities	3,800	—	(1)	3,799
Municipal obligations	1,213	1	—	1,214
	$20,200	$1	$(1)	$20,200
Balance as of April 30, 2016
Certificates of deposit	$14,927	$—	$—	$14,927
U.S. Government sponsored entities	8,523	—	(1)	8,522
Municipal obligations	1,221	2	—	1,223
	$24,671	$2	$(1)	$24,672

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the three months ended July 30, 2016 and August 1, 2015, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 30, 2016 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$7,731	$7,055	$14,786
U.S. Government securities	401	—	401
U.S. Government sponsored agencies	—	3,799	3,799
Municipal obligations	1,214	—	1,214
	$9,346	$10,854	$20,200

Note 6. Business Combinations

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

During the first quarter of fiscal 2016, the purchase price allocation for the Data Display acquisition was completed and the fair values of the consideration paid and contingent consideration were finalized. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,463 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $480 representing trademarks and technology with a useful life of 20 years and customer relationships valued at $84 with a useful life of 18 years. Also included in the purchase was $1,433 of property and equipment, $437 of investment in affiliates, $2,624 of inventory, $3,063 of accounts receivable, and $1,892 of other current assets, which was offset by current operating liabilities of $3,695 and long term obligations of $950.

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

During the fourth quarter of fiscal 2016, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed as of the acquisition date using independent appraisals and other analysis. We are in the process of determining final working capital adjustments. The excess of the purchase price over the estimated net tangible and intangible assets was recorded as goodwill of $2,502 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the preliminary purchase price allocation were acquired identifiable intangibles valued at $3,176 representing software and trademarks and customer relationships valued at $2,692. Based on the preliminary fair value measurements, also included in the purchase price was $58 of property and equipment, $230 of inventory, $1,283 of accounts receivable, and $513 of other current assets, which was offset by current operating liabilities of $935 and long term obligations of $1,545.

The purchase price includes deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

ADFLOW contributed net sales of $2,026 during the three months ended July 30, 2016. General and administrative expenses were immaterial in the three months ended July 30, 2016 for professional fees relating to the acquisition.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 30, 2016 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2016	$2,304	$3,350	$75	$2,387	$8,116
Foreign currency translation	(18)	(120)	(17)	(67)	(222)
Balance as of July 30, 2016	$2,286	$3,230	$58	$2,320	$7,894

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2016, which was November 1, 2015. The result of the analysis indicated no goodwill impairment existed as of that date.

During the fourth quarter of fiscal 2016, we performed an interim goodwill impairment analysis due to economic conditions causing slowing orders. The results of our analysis indicated no goodwill impairment was necessary.

Note 8. Inventories

Inventories consisted of the following:

	July 30, 2016	April 30, 2016
Raw materials	$28,317	$28,184
Work-in-process	5,623	6,158
Finished goods	34,653	35,485
	$68,593	$69,827

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,263 and $2,797 at July 30, 2016 and April 30, 2016, respectively. Included in accounts receivable as of July 30, 2016 and April 30, 2016 was $293 and $437, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $6,606 and $7,038 as of July 30, 2016 and April 30, 2016, respectively.  Contract and lease receivables bearing annual interest rates ranging from 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $6,585 and $7,236 as of July 30, 2016 and April 30, 2016, respectively.

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

As of July 30, 2016 and April 30, 2016, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

We discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. We are deploying preventative maintenance to sites impacted and can repair the device in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We increased our accrued warranty obligations by $247 during the first quarter of fiscal 2017, $9,174 during fiscal 2016, and $1,168 during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of July 30, 2016, we had $4,567 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Because failure rates are unpredictable, the final outcome of this matter is dependent on many factors that are difficult to predict. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and may be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the three months ended July 30, 2016 consisted of the following:

Amount
Beginning accrued warranty obligations	$30,496
Warranties issued during the period	3,066
Settlements made during the period	(4,613)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	967
Ending accrued warranty obligations	$29,916

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of July 30, 2016, we had outstanding letters of credit and surety bonds in the amount of $9,479 and $38,808, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $849 and $717 for the three months ended July 30, 2016 and August 1, 2015, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 30, 2016:

Fiscal years ending	Amount
2017	$1,593
2018	1,798
2019	1,258
2020	1,040
2021	852
Thereafter	779
$7,320

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of July 30, 2016, we were obligated under the following conditional and unconditional purchase commitments, which included $500 in conditional purchase commitments:

Fiscal years ending	Amount
2017	$1,145
2018	295
2019	100
$1,540

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
As of July 30, 2016, we had $3,134 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 30, 2016 and April 30, 2016 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Total
Balance as of July 30, 2016
Cash and cash equivalents	$29,778	$—	$29,778
Restricted cash	193	—	193
Available-for-sale securities:
Certificates of deposit	—	14,786	14,786
U.S. Government securities	401	—	401
U.S. Government sponsored entities	—	3,799	3,799
Municipal obligations	—	1,214	1,214
Derivatives - currency forward contracts	—	122	122
	$30,372	$19,921	$50,293
Balance as of April 30, 2016
Cash and cash equivalents	$28,328	$—	$28,328
Restricted cash	198	—	198
Available-for-sale securities:
Certificates of deposit	—	14,927	14,927
U.S. Government sponsored entities	—	8,522	8,522
Municipal obligations	—	1,223	1,223
Derivatives - currency forward contracts	—	(453)	(453)
	$28,526	$24,219	$52,745

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

The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We utilized the fair value measurement standard, using primarily Level 3 inputs, to value the assets and liabilities for the business combinations. We did not have any material business combinations or recognize significant impairment losses during the three months ended July 30, 2016 or during fiscal 2016. See Note 6. Business Combinations for more information.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of July 30, 2016 and April 30, 2016, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. Dollars at July 30, 2016 and April 30, 2016 were as follows:

	July 30, 2016		April 30, 2016
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	10,025	13,576	7,216	10,027
U.S. Dollars/Canadian Dollars	878	1,159	563	771
U.S. Dollars/British Pounds	4,559	3,155	1,795	1,263
U.S. Dollars/Singapore Dollars	748	1,022	261	356
U.S. Dollars/Euros	2,878	2,555	147	132

As of July 30, 2016 and April 30, 2016, there was a net asset and liability of $122 and $453, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On September 1, 2016, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock for the three months ended July 30, 2016, payable on September 23, 2016 to holders of record of our common stock on September 12, 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; and (xi.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and the International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in Note 4. Segment Disclosure of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

We organize around customer segments and geographic regions as further described in Note 4. Segment Disclosure of the Notes to the Consolidated Financial Statements included elsewhere in this Report. Each business segment also has unique key growth drivers and challenges.

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

•
Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, shopping centers, cruise ships and Times Square type locations.

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

Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business also can be impacted. Our Commercial and International business units are highly dependent on economic conditions in general.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

Net Sales

	Three Months Ended
(in thousands)	July 30, 2016	August 1, 2015	Dollar Change	Percent Change
Net sales:
Commercial	$36,254	$43,210	$(6,956)	(16.1)%
Live Events	60,633	47,922	12,711	26.5
High School Park and Recreation	27,617	18,959	8,658	45.7
Transportation	14,286	13,767	519	3.8
International	18,356	26,363	(8,007)	(30.4)
	$157,146	$150,221	$6,925	4.6%
Orders:
Commercial	$45,068	$34,957	$10,111	28.9%
Live Events	52,880	60,740	(7,860)	(12.9)
High School Park and Recreation	31,113	27,874	3,239	11.6
Transportation	11,915	13,637	(1,722)	(12.6)
International	34,192	27,864	6,328	22.7
	$175,168	$165,072	$10,096	6.1%

Commercial: The decrease in net sales for the three months ended July 30, 2016 compared to the same period one year ago was the result of the volatility of large custom video demand in our spectacular niche. Sales in our billboard and on-premise niche compared to last year were relatively flat. ADFLOW sales in the Commercial business unit were $2.0 million during the three months ended July 30, 2016. ADFLOW was acquired in March 2016, and its financial results were not included in the quarter ended August 1, 2015.

The increase in orders for the three months ended July 30, 2016 compared to the same period one year ago was the net result of the timing of awards of large custom projects in the spectacular niche and an increase in business in our on-premise niche, offset by a decline in digital billboard orders.

Live Events:  The increase in net sales for the three months ended July 30, 2016 compared to the same period one year ago was primarily due to work completed for football stadiums.

Orders decreased for the three months ended July 30, 2016 compared to the same period one year ago due to order timing variability of large projects. During the first quarter of fiscal 2016, we booked a large multi-million new stadium order and did not have a similar booking during the first quarter of fiscal 2017.

High School Park and Recreation: The increase in net sales for the three months ended July 30, 2016 compared to the same period one year ago was primarily due to increased video project sizes with higher average selling prices and more indoor video demand compared to the first quarter of fiscal 2016.

Orders increased for the three months ended July 30, 2016 compared to the same period one year ago due to strong market demand for video in sporting applications with larger average sale prices than orders for scoring or message centers.

Transportation: Net sales for the three months ended July 30, 2016 compared to the same period one year ago remained relatively flat.

Orders for the three months ended July 30, 2016 compared to the same period one year ago decreased primarily due to the variability caused by large order timing.

International:  Net sales for the three months ended July 30, 2016 compared to the same period one year ago decreased due to sales earned on a large transportation project during the first quarter of fiscal 2016, with no similar sized project in the first quarter of fiscal 2017.

Orders increased for the three months ended July 30, 2016 compared to the same period one year ago primarily due to sports stadium projects awarded in Australia and the United Kingdom.

Backlog

The product order backlog as of July 30, 2016 was $197.9 million as compared to $205.5 million as of August 1, 2015 and $181.2 million at the end of fiscal 2016.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of July 30, 2016 increased from August 1, 2015 in our Commercial, High School Park and Recreation, and Transportation business units and decreased in our Live Events and International business units.

Gross Profit

	Three Months Ended
	July 30, 2016		August 1, 2015
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,155	25.3%	$9,998	23.1%
Live Events	12,176	20.1	9,420	19.7
High School Park and Recreation	9,460	34.3	6,384	33.7
Transportation	4,842	33.9	4,256	30.9
International	3,434	18.7	5,443	20.6
	$39,067	24.9%	$35,501	23.6%

The increase in our gross profit percentage for the three months ended July 30, 2016 compared to the same period one year ago was primarily due to lower warranty charges, a change in sales mix with higher gross margins, and the impact of sales volumes across the relatively fixed manufacturing capability costs. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase for the three months ended July 30, 2016 compared to the same period one year ago was primarily the result of lower warranty charges as the first quarter of fiscal 2016 had specific warranty obligations for particular projects with no recurrence, the non-recurrence of the licensing charge which impacted the first quarter of fiscal 2016, and increased gross margins in our spectacular niche mix of projects, offset by lower volumes of sales over our primarily fixed manufacturing capability costs.

Live Events: The gross profit percent increase for the three months ended July 30, 2016 compared to the same period one year ago was the result of increased volumes of sales over our relatively fixed manufacturing cost infrastructure and a favorable sales mix impacted by project sizes and type.

High School Park and Recreation:  The gross profit percent increase for the three months ended July 30, 2016 as compared to the same period one year ago was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure.

Transportation:  The gross profit percent increase for the three months ended July 30, 2016 compared to the same period one year ago was primarily due to improved gross margins, the sales mix and lower warranty costs as a percent of sales.

International:  The gross profit percent decrease for the three months ended July 30, 2016 compared to the same period one year ago was primarily the result of lower sales volumes across the fixed manufacturing cost infrastructure offset by lower warranty costs as a percent of sales.

Selling Expense

	Three Months Ended
	July 30, 2016			August 1, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,659	12.9%	19.9%	$3,885	9.0%
Live Events	3,302	5.4	2.0	3,238	6.8
High School Park and Recreation	2,460	8.9	(5.7)	2,608	13.8
Transportation	1,241	8.7	15.3	1,076	7.8
International	3,597	19.6	4.0	3,457	13.1
	$15,259	9.7%	7.0%	$14,264	9.5%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

The primary increase in selling expense was in our Commercial business unit due to a full quarter of expenses from ADFLOW, the company we acquired late in the fourth quarter of fiscal 2016.

Live Events, Transportation and International business units had slight increases in the first quarter of fiscal 2017 compared to the same quarter a year ago, mainly related to increases in personnel related expenses.

Selling expenses in our High School Park and Recreation business unit decreased in the three months ended July 30, 2016 compared to the same period one year ago primarily due to lower personnel related expenses.

Other Operating Expenses

	Three Months Ended
	July 30, 2016			August 1, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,783	5.6%	7.5%	$8,170	5.4%
Product design and development	$7,043	4.5%	1.1%	$6,968	4.6%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles, and the costs of supplies.

General and administrative expenses in the first quarter of fiscal 2017 increased as compared to the same period one year ago primarily due to increases in personnel expenses, professional fees, and information technology maintenance.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and is included in cost of goods sold. Product development expenses in the first quarter of fiscal 2017 increased slightly as compared to the same period one year ago.

Other Income and Expenses

	Three Months Ended
	July 30, 2016			August 1, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$163	0.1%	(30.9)%	$236	0.2%
Other income (expense), net	$(94)	(0.1)%	(78.8)%	$(443)	(0.3)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the first quarter of fiscal 2017 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates due and lower interest rates realized on lower average invested cash during the same period.

Other income (expense), net:  The change in other income and expense, net for the first quarter of fiscal 2017 as compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

Our effective tax rate was 31.2 percent for the first quarter of fiscal 2017 as compared to an effective tax rate of 35.9 percent for the first quarter of fiscal 2016. The substantial factors which decreased our effective tax rate was the PATH Act, which was signed in December 2015 and which permanently extended the U.S. research and development credit.  During the first quarter of fiscal 2016, the PATH Act was not signed into law and thus no accrual for the credit was allowed.  In addition, increasing research and development credits in foreign jurisdictions have contributed to a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 30, 2016	August 1, 2015	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$6,598	$(10,071)	(165.5)%
Investing activities	2,369	(7,789)	(130.4)
Financing activities	(7,134)	(3,830)	86.3
Effect of exchange rate changes on cash	(383)	(325)	17.8
Net increase (decrease) in cash and cash equivalents	$1,450	$(22,015)	(106.6)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $6.6 million for the first three months of fiscal 2017 compared to cash used in operating activities of $10.1 million in the first three months of fiscal 2016. The $16.7 million increase in cash from operating activities from the first three months of fiscal 2016 to the first three months of fiscal 2017 was the net result of changes in net operating assets and liabilities of $14.5 million, an increase of $1.8 million in net income, a $0.5 million increase in depreciation and amortization, and a $0.2 million decrease in other non-cash items, net, adjusted by a $0.1 million loss on sale of property, equipment and other assets.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	July 30, 2016	August 1, 2015
(Increase) decrease:
Restricted cash	$5	$297
Accounts receivable	(8,835)	(2,372)
Long-term receivables	432	230
Inventories	1,098	(7,616)
Costs and estimated earnings in excess of billings	(19,972)	(2,748)
Prepaid expenses and other current assets	532	1,236
Income tax receivables	4,050	(1,080)
Advertising rights and other assets	(108)	(819)
Increase (decrease):
Current marketing obligations and other payables	(386)	(71)
Accounts payable	7,169	(4,107)
Customer deposits (billed or collected)	4,638	1,906
Accrued expenses	2,967	2,036
Warranty obligations	(1,114)	459
Billings in excess of costs and estimated earnings	2,106	(6,611)
Long-term warranty obligations	534	534
Income taxes payable	(1)	(58)
Deferred revenue (billed or collected)	813	(51)
Long-term marketing obligations and other payables	1,781	72
	$(4,291)	$(18,763)

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

Cash flows from investing activities:  Cash provided by investing activities totaled $2.4 million in the first three months of fiscal 2017 compared to cash used in investing activities of $7.8 million in the first three months of fiscal 2016. The net change of cash from investing activities was the result of lower purchase of property and equipment and a decrease in investments of cash in marketable securities in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. Purchases of property and equipment totaled $2.2 million in the first three months of fiscal 2017 compared to $7.2 million in the first three months of fiscal 2016. A decrease in net cash invested in marketable securities, net of sales and maturities of $4.5 million was caused by decreases in investments in marketable securities.

Cash flows from financing activities:  Cash used in financing activities was $7.1 million for the three months ended July 30, 2016 compared to $3.8 million in the same period one year ago. Dividends of $4.4 million, or $0.07 per share, were paid to Daktronics shareholders during the first three months of fiscal 2017 and fiscal 2016. In the first quarter of fiscal 2017, we began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors. In the three months ended July 30, 2016, we repurchased $1.8 million of shares.

Other Liquidity and Capital Resources Discussion: Although we have $6.6 million of retainage on long-term contracts included in receivables and costs in excess of billings as of July 30, 2016, we expect all of it to be collected within one year.

Working capital was $127.3 million and $123.7 million at July 30, 2016 and April 30, 2016, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, costs in excess of billings and billings in excess of cost, and the seasonality of the sports market can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. Working capital changes were also attributable to the change in accounting for deferred tax assets. All deferred tax assets are classified in long-term assets starting in the fourth quarter of fiscal 2016. Historically, majority of our deferred tax assets were included in current assets. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash balances to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 1.9 percent at July 30, 2016.  We are assessed a loan fee equal to 0.125 percent per annum of any unused portion of the loan.  As of July 30, 2016, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $5.3 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any unused portion of the loan. As of July 30, 2016, there were no advances outstanding and approximately $4.2 million in bank guarantees under this line of credit.

During the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, we were not in compliance with one of our bank covenants, but received a waiver from our banking institutions for the fiscal year ended April 30, 2016 and the quarter ended July 30, 2016. Although we are not using our credit line, other than letters of credit, any future covenant violations could impact our ability to obtain financing.

The minimum fixed charge coverage ratio as of April 30, 2016 was (19)-to-1, and the ratio of interest-bearing debt to EBITDA as of July 30, 2016 was .13-to-1.

We utilize cash to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.06
September 1, 2016	September 12, 2016	September 23, 2016	$0.07

The following table summarizes the special dividends declared and paid since the fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.04

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At July 30, 2016, we had $38.8 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $19 million for fiscal 2017 for manufacturing equipment for new or enhanced product production, demonstration equipment for new products, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through July 30, 2016, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the three months ended July 30, 2016, net sales originating outside the United States were 14.1 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $3.0 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of intercompany receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $19.1 million, and all contracts mature within 12 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of July 30, 2016, our outstanding marketing obligations were $0.6 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of July 30, 2016, our outstanding long-term receivables were $6.6 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2017	2018	2019	2020	2021	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,807	$2,520	$1,057	$547	$336	$339
Average interest rate	8.9%	9.0%	9.0%	9.0%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$44	$164	$1,264	$981	$—	$—
Average interest rate	—%	—%	3.7%	3.3%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$111	$182	$142	$65	$10	$—
Average interest rate	8.0%	8.8%	9.0%	9.0%	9.0%	—%

Of our $29.8 million in cash and cash equivalents at July 30, 2016, $19.7 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

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

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 30, 2016, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 30, 2016, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 30, 2016, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases of common stock during the first quarter of fiscal 2017:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
July 26 - July 30, 2016	284,277	$6.42	284,277	$38,174,836
Total	284,277		284,277
(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Board of Directors on June 17, 2016. The first purchase under the program was made on July 26, 2016, and there were no other purchases in any other month in the first quarter of fiscal 2017.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	September 2, 2016

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.