Form 10-Q
period 2016-10-29
DAKTRONICS INC /SD/
filed 2016-12-02
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 28, 2016 was 44,029,469.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 29, 2016

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 29, 2016	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,045	$28,328
Restricted cash	205	198
Marketable securities	17,904	24,672
Accounts receivable, net	90,421	77,554
Inventories, net	63,632	69,827
Costs and estimated earnings in excess of billings	43,354	30,200
Current maturities of long-term receivables	3,068	3,172
Prepaid expenses and other assets	7,533	6,468
Income tax receivables	229	4,812
Total current assets	260,391	245,231

Long-term receivables, less current maturities	3,202	3,866
Goodwill	7,712	8,116
Intangibles, net	5,718	7,721
Investment in affiliates and other assets	2,136	2,414
Deferred income taxes	9,412	9,437
	28,180	31,554
PROPERTY AND EQUIPMENT:
Land	2,100	2,155
Buildings	65,039	65,247
Machinery and equipment	83,206	82,973
Office furniture and equipment	5,570	14,746
Computer software and hardware	49,894	48,917
Equipment held for rental	374	374
Demonstration equipment	7,714	8,026
Transportation equipment	6,912	6,596
	220,809	229,034
Less accumulated depreciation	151,671	155,871
	69,138	73,163
TOTAL ASSETS	$357,709	$349,948

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	October 29, 2016	April 30, 2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,796	$43,441
Accrued expenses	25,270	23,532
Warranty obligations	15,110	16,564
Billings in excess of costs and estimated earnings	8,338	10,361
Customer deposits (billed or collected)	14,020	16,012
Deferred revenue (billed or collected)	12,514	10,712
Current portion of other long-term obligations	442	585
Income taxes payable	2,385	310
Total current liabilities	122,875	121,517

Long-term warranty obligations	14,740	13,932
Long-term deferred revenue (billed or collected)	5,504	5,603
Other long-term obligations, less current maturities	4,451	4,059
Long-term income tax payable	3,184	3,016
Deferred income taxes	708	754
Total long-term liabilities	28,587	27,364
TOTAL LIABILITIES	151,462	148,881

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,214,750 and 43,998,635 shares issued and outstanding at October 29, 2016 and April 30, 2016, respectively	51,449	51,347
Additional paid-in capital	36,622	35,351
Retained earnings	124,353	117,276
Treasury Stock, at cost, 303,957 and 19,680 shares at October 29, 2016 and April 30, 2016, respectively	(1,834)	(9)
Accumulated other comprehensive loss	(4,343)	(2,898)
TOTAL SHAREHOLDERS' EQUITY	206,247	201,067
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357,709	$349,948

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$169,992	$157,668	$327,138	$307,889
Cost of goods sold	125,684	122,155	243,763	236,875
Gross profit	44,308	35,513	83,375	71,014

Operating expenses:
Selling expense	15,891	14,825	31,150	29,089
General and administrative	8,625	8,116	17,408	16,286
Product design and development	7,126	6,975	14,169	13,943
	31,642	29,916	62,727	59,318
Operating income	12,666	5,597	20,648	11,696

Nonoperating income (expense):
Interest income	171	266	376	564
Interest expense	(76)	(28)	(118)	(90)
Other income (expense), net	149	(231)	55	(674)

Income before income taxes	12,910	5,604	20,961	11,496
Income tax expense	3,889	2,436	6,401	4,552
Net income	$9,021	$3,168	$14,560	$6,944

Weighted average shares outstanding:
Basic	43,988	43,934	44,051	43,890
Diluted	44,098	44,113	44,168	44,255

Earnings per share:
Basic	$0.21	$0.07	$0.33	$0.16
Diluted	$0.20	$0.07	$0.33	$0.16

Cash dividends declared per share	$0.07	$0.10	$0.17	$0.20

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net income	$9,021	$3,168	$14,560	$6,944

Other comprehensive loss:
Cumulative translation adjustments	(509)	(202)	(1,440)	(760)
Unrealized loss on available-for-sale securities, net of tax	(2)	(18)	(4)	(3)
Total other comprehensive loss, net of tax	(511)	(220)	(1,444)	(763)
Comprehensive income	$8,510	$2,948	$13,116	$6,181

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,560	$6,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,242	8,314
Impairment loss of intangible assets	830	—
Loss (gain) on sale of property, equipment and other assets	33	(50)
Share-based compensation	1,484	1,503
Provision for doubtful accounts	962	209
Deferred income taxes, net	(48)	573
Change in operating assets and liabilities	(12,057)	(26,487)
Net cash provided by (used in) operating activities	15,006	(8,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,625)	(10,491)
Proceeds from sale of property, equipment and other assets	72	105
Purchases of marketable securities	(4,583)	(13,780)
Proceeds from sales or maturities of marketable securities	11,328	14,133
Acquisitions, net of cash acquired	(562)	(1,936)
Net cash provided by (used in) investing activities	1,630	(11,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(6)	(27)
Proceeds from exercise of stock options	102	610
Principal payments on long-term obligations	(904)	(16)
Dividends paid	(7,482)	(8,760)
Payments for common shares repurchased	(1,825)	—
Tax payments related to RSU issuances	(213)	(227)
Net cash used in financing activities	(10,328)	(8,420)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(591)	(441)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,717	(29,824)

CASH AND CASH EQUIVALENTS:
Beginning of period	28,328	57,284
End of period	$34,045	$27,460

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$153	$175
Income taxes, net of refunds	1,170	5,178

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	218	192
Purchase of property and equipment included in accounts payable	295	364

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

An immaterial reclassification has been made to conform fiscal 2016 to the fiscal 2017 classifications of the statements of cash flows for comparative purposes due to retrospectively adopting Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal 2017.

Investments in affiliates over which we do not have the ability to exert significant influence over the investee's operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with affiliates and have determined that these entities are not variable interest entities.

The aggregate amount of investments accounted for under the cost method was $1,211 at October 29, 2016 and April 30, 2016. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statements of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016.  Early adoption is permitted, and we adopted it during the first quarter of fiscal 2017.  We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Provisions related to income taxes have been adopted prospectively.  Provisions related to the statements of cash flows have been adopted retrospectively but did not have a material impact on our statements of cash flows.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement ("CCA") with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met, the fees paid are accounted for as a prepaid service contract and expensed. We have historically accounted for all fees in a CCA as a prepaid service contract. We adopted ASU 2015-05 in the first quarter of fiscal 2017 when it became effective, using the prospective method. We did not pay any fees in a CCA in the current period that met the criteria to be in the scope of the internal-use software guidance, and ASU 2015-05 had no impact on our consolidated results of operations, cash flows, and financial position.

New Accounting Standards Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2016-16 will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated cash flows and related disclosures.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 29, 2016 and October 31, 2015:

	Net income	Shares	Per share income
For the three months ended October 29, 2016
Basic earnings per share	$9,021	43,988	$0.21
Dilution associated with stock compensation plans	—	110	(0.01)
Diluted earnings per share	$9,021	44,098	$0.20
For the three months ended October 31, 2015
Basic earnings per share	$3,168	43,934	$0.07
Dilution associated with stock compensation plans	—	179	—
Diluted earnings per share	$3,168	44,113	$0.07
For the six months ended October 29, 2016
Basic earnings per share	$14,560	44,051	$0.33
Dilution associated with stock compensation plans	—	117	—
Diluted earnings per share	$14,560	44,168	$0.33
For the six months ended October 31, 2015
Basic earnings per share	$6,944	43,890	$0.16
Dilution associated with stock compensation plans	—	365	—
Diluted earnings per share	$6,944	44,255	$0.16

Options outstanding to purchase 2,162 shares of common stock with a weighted average exercise price of $14.56 for the three months ended October 29, 2016 and 2,173 shares of common stock with a weighted average exercise price of $15.13 for the three months ended October 31, 2015 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,655 shares of common stock with a weighted average exercise price of $13.41 for the six months ended October 29, 2016 and 1,378 shares of common stock with a weighted average exercise price of $18.61 for the six months ended October 31, 2015 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the first quarter of fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825, and there have been no other purchases during the second quarter of fiscal 2017. We may repurchase up to an additional $38,175 of common stock under the current Board authorization.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
Commercial	$39,923	$40,066	$76,177	$83,276
Live Events	55,363	50,761	115,996	98,683
High School Park and Recreation	28,707	24,253	56,324	43,212
Transportation	16,101	13,294	30,387	27,061
International	29,898	29,294	48,254	55,657
	169,992	157,668	327,138	307,889

Contribution margin:
Commercial	5,837	3,993	10,333	10,106
Live Events	8,658	6,802	17,533	12,985
High School Park and Recreation	6,750	3,785	13,749	7,560
Transportation	4,531	3,183	8,132	6,363
International	2,641	2,925	2,478	4,911
	28,417	20,688	52,225	41,925

Non-allocated operating expenses:
General and administrative	8,625	8,116	17,408	16,286
Product design and development	7,126	6,975	14,169	13,943
Operating income	12,666	5,597	20,648	11,696

Nonoperating income (expense):
Interest income	171	266	376	564
Interest expense	(76)	(28)	(118)	(90)
Other income (expense), net	149	(231)	55	(674)

Income before income taxes	12,910	5,604	20,961	11,496
Income tax expense	3,889	2,436	6,401	4,552
Net income	$9,021	$3,168	$14,560	$6,944

Depreciation, amortization, and impairment:
Commercial	$1,594	$1,134	$3,161	$2,391
Live Events	1,273	1,097	2,553	2,418
High School Park and Recreation	451	368	889	858
Transportation	324	339	646	668
International	1,162	342	1,491	598
Unallocated corporate depreciation	668	946	1,332	1,381
	$5,472	$4,226	$10,072	$8,314

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
United States	$134,574	$126,211	$269,592	$246,078
Outside U.S.	35,418	31,457	57,546	61,811
	$169,992	$157,668	$327,138	$307,889

	October 29, 2016	April 30, 2016
Property and equipment, net of accumulated depreciation:
United States	$64,620	$68,233
Outside U.S.	4,518	4,930
	$69,138	$73,163

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 29, 2016, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of October 29, 2016 and April 30, 2016, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of October 29, 2016
Certificates of deposit	$13,804	$—	$—	$13,804
U.S. Government securities	401	—	—	401
U.S. Government sponsored entities	2,201	—	(2)	2,199
Municipal obligations	1,500	—	—	1,500
	$17,906	$—	$(2)	$17,904
Balance as of April 30, 2016
Certificates of deposit	$14,927	$—	$—	$14,927
U.S. Government sponsored entities	8,523	—	(1)	8,522
Municipal obligations	1,221	2	—	1,223
	$24,671	$2	$(1)	$24,672

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the six months ended October 29, 2016 and October 31, 2015, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 29, 2016 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$7,113	$6,691	$13,804
U.S. Government securities	401	—	401
U.S. Government sponsored agencies	800	1,398	2,198
Municipal obligations	1,205	296	1,501
	$9,519	$8,385	$17,904

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

During the fourth quarter of fiscal 2016, we prepared the preliminary fair value measurements of assets acquired and liabilities assumed as of the acquisition date using independent appraisals and other analysis. We are in the process of determining final working capital adjustments. The excess of the purchase price over the estimated net tangible and intangible assets was recorded as goodwill of $2,399 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the preliminary purchase price allocation were acquired identifiable intangibles valued at $3,176 representing software and trademarks and customer relationships valued at $2,692. Based on the preliminary fair value measurements, also included in the purchase price was $58 of property and equipment, $230 of inventory, $1,283 of accounts receivable, and $616 of other current assets, which was offset by current operating liabilities of $935 and long term obligations of $1,545.

The purchase price includes deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

ADFLOW contributed net sales of $4,882 during the six months ended October 29, 2016. General and administrative expenses were immaterial in the six months ended October 29, 2016 for professional fees relating to the acquisition.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 29, 2016 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2016	$2,304	$3,350	$75	$2,387	$8,116
Acquisition, net of cash required	—	(103)	—	—	(103)
Foreign currency translation	(24)	(163)	(24)	(90)	(301)
Balance as of October 29, 2016	$2,280	$3,084	$51	$2,297	$7,712

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2016, which was November 1, 2015. The result of the analysis indicated no goodwill impairment existed as of that date. During the fourth quarter of fiscal 2016, we performed an interim goodwill impairment analysis due to economic conditions causing slowing orders. The results of our analysis indicated no goodwill impairment was necessary. We are currently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter of fiscal 2017.

Note 8. Inventories

Inventories consisted of the following:

	October 29, 2016	April 30, 2016
Raw materials	$25,211	$28,184
Work-in-process	7,253	6,158
Finished goods	31,168	35,485
	$63,632	$69,827

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,692 and $2,797 at October 29, 2016 and April 30, 2016, respectively. Included in accounts receivable as of October 29, 2016 and April 30, 2016 was $1,376 and $437, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $6,270 and $7,038 as of October 29, 2016 and April 30, 2016, respectively.  Contract and lease receivables bearing annual interest rates ranging from 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $7,095 and $7,236 as of October 29, 2016 and April 30, 2016, respectively.

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

As of October 29, 2016 and April 30, 2016, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

We discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. We are deploying preventative maintenance to sites impacted and can repair the device in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We increased our accrued warranty obligations by $754 during the six months ended October 29, 2016, $9,174 during fiscal 2016, and $1,168 during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of October 29, 2016, we had $3,998 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Because failure rates are unpredictable, the final outcome of this matter is dependent on many factors that are difficult to predict. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and may be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the six months ended October 29, 2016 consisted of the following:

Amount
Beginning accrued warranty obligations	$30,496
Warranties issued during the period	5,444
Settlements made during the period	(9,280)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	3,190
Ending accrued warranty obligations	$29,850

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of October 29, 2016, we had outstanding letters of credit and surety bonds in the amount of $12,120 and $31,410, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $1,614 and $1,464 for the six months ended October 29, 2016 and October 31, 2015, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 29, 2016:

Fiscal years ending	Amount
2017	$1,169
2018	2,036
2019	1,411
2020	1,206
2021	1,004
Thereafter	1,353
$8,179

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of October 29, 2016, we were obligated under the following conditional and unconditional purchase commitments, which included $450 in conditional purchase commitments:

Fiscal years ending	Amount
2017	$945
2018	195
2019	100
2020	100
2021	100
$1,440

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

As of October 29, 2016, we had $3,184 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 29, 2016 and April 30, 2016 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 29, 2016
Cash and cash equivalents	$34,045	$—	$—	$34,045
Restricted cash	205	—	—	205
Available-for-sale securities:
Certificates of deposit	—	13,804	—	13,804
U.S. Government securities	401	—	—	401
U.S. Government sponsored entities	—	2,199	—	2,199
Municipal obligations	—	1,500	—	1,500
Derivatives - currency forward contracts	—	530	—	530
Contingent liability	—	—	(1,862)	(1,862)
	$34,651	$18,033	$(1,862)	$50,822
Balance as of April 30, 2016
Cash and cash equivalents	$28,328	$—	$—	$28,328
Restricted cash	198	—	—	198
Available-for-sale securities:
Certificates of deposit	—	14,927	—	14,927
U.S. Government sponsored entities	—	8,522	—	8,522
Municipal obligations	—	1,223	—	1,223
Derivatives - currency forward contracts	—	(453)	—	(453)
Contingent liability	—	—	(1,955)	(1,955)
	$28,526	$24,219	$(1,955)	$50,790

A roll forward of the Level 3 contingent liability, both short and long-term, for the six months ended October 29, 2016 is as follows:

Contingent liability as of April 30, 2016	$1,955
Interest	26
Foreign currency translation	(119)
Contingent liability as of October 29, 2016	$1,862

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

Contingent liability: Consists of a liability measured on payments owed for a business combination if certain conditions in the business performance are met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.   Certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not have any business combinations during the six months ended October 29, 2016 and used Level 2 inputs to value the assets and liabilities for business combinations during fiscal 2016. See Note 6. Business Combinations for more information. We used Level 3 inputs to measure and record a technology and customer list intangible asset impairment of $830 during the second quarter of fiscal 2017.

Other measurements using fair value: We measure fixed rate long-term receivables using a discounted cash flow analysis using Level 2 inputs such as current interest rates relating to the credit quality of the customer. In addition, we measure fixed rate long-term marketing obligations, included in other long-term obligations on our consolidated balance sheet, using a discounted cash flow analysis using Level 2 inputs such as the current interest rate environment for debt as related to our credit quality. The total long-term receivables and long-term marketing obligations approximate fair value.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 29, 2016 and April 30, 2016, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. Dollars at October 29, 2016 and April 30, 2016 were as follows:

	October 29, 2016		April 30, 2016
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	9,643	12,971	7,216	10,027
U.S. Dollars/Japanese Yen	214	22,345	—	—
U.S. Dollars/Canadian Dollars	558	740	563	771
U.S. Dollars/British Pounds	5,315	3,791	1,795	1,263
U.S. Dollars/Singapore Dollars	874	1,209	261	356
U.S. Dollars/Euros	1,685	1,510	147	132

As of October 29, 2016 and April 30, 2016, there was a net asset and liability of $530 and $453, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On December 1, 2016, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on December 23, 2016 to holders of record of our common stock on December 12, 2016.

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. We also entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank to support our credit needs outside the United States.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; and (xii.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Each of our business units can be impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business also can be impacted. Our Commercial and International business units are highly dependent on economic conditions in general.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

Net Sales

	Three Months Ended
(in thousands)	October 29, 2016	October 31, 2015	Dollar Change	Percent Change
Net sales:
Commercial	$39,923	$40,066	$(143)	(0.4)%
Live Events	55,363	50,761	4,602	9.1
High School Park and Recreation	28,707	24,253	4,454	18.4
Transportation	16,101	13,294	2,807	21.1
International	29,898	29,294	604	2.1
	$169,992	$157,668	$12,324	7.8%
Orders:
Commercial	$36,663	$30,203	$6,460	21.4%
Live Events	31,050	64,267	(33,217)	(51.7)
High School Park and Recreation	15,764	12,555	3,209	25.6
Transportation	14,754	16,697	(1,943)	(11.6)
International	18,643	11,873	6,770	57.0
	$116,874	$135,595	$(18,721)	(13.8)%

Commercial: Net sales for the three months ended October 29, 2016 compared to the same period one year ago was relatively flat. We have had declines in billboard shipments this quarter compared to last year, offset by increased demand in our on-premise niche. Sales in our spectacular niche compared to last year were relatively flat. ADFLOW sales in the Commercial business unit were $2.9 million during the second quarter of fiscal 2017. ADFLOW was acquired in March 2016, and its financial results were not included in the quarter ended October 31, 2015.

The increase in orders for the three months ended October 29, 2016 compared to the same period one year ago was the net result of the timing of awards of large custom projects in the spectacular niche and an increase in business in our on-premise niche due to ADFLOW sales and increases in the digital billboard segment order timing.

Live Events:  The increase in net sales for the three months ended October 29, 2016 compared to the same period one year ago was primarily due to work completed for football stadiums. Last year, we also made a decision to delay production on some orders into the third quarter to take advantage of newly released product enhancements.

Orders decreased for the three months ended October 29, 2016 compared to the same period one year ago due to order timing variability of large projects as compared to the second quarter of fiscal 2016. Last year, we booked several large multi-million dollar orders for professional sports projects during this quarter with no same-sized projects this year.

High School Park and Recreation: The increase in net sales for the three months ended October 29, 2016 compared to the same period one year ago was primarily due to increased video project sizes with higher average selling prices and more indoor video demand compared to the second quarter of fiscal 2016.

Orders increased for the three months ended October 29, 2016 compared to the same period one year ago due to strong market demand for video in sporting applications with larger average sale prices than orders for scoring or message centers.

Transportation: Net sales for the three months ended October 29, 2016 compared to the same period one year ago increased due to a higher buildable backlog level coming into the second quarter of fiscal 2017.

Orders for the three months ended October 29, 2016 compared to the same period one year ago decreased primarily due to the variability caused by large order timing.

International:  Net sales for the three months ended October 29, 2016 compared to the same period one year ago remained relatively flat.

Orders increased for the three months ended October 29, 2016 compared to the same period one year ago primarily due to sports stadium projects awarded in Australia and due to a spectacular niche project awarded in Europe.

Backlog

The product order backlog as of October 29, 2016 was $142 million as compared to $184 million as of October 31, 2015 and $198 million at the end of the first quarter of fiscal 2017.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of October 29, 2016 increased from October 31, 2015 in our Commercial and High School Park and Recreation business units and decreased in our Live Events, Transportation, and International business units. Last year, Live Events backlog included an approximately $35 million stadium build project that we expected to realize in fiscal 2017.

Gross Profit

	Three Months Ended
	October 29, 2016		October 31, 2015
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$10,552	26.4%	$8,133	20.3%
Live Events	11,625	21.0	10,104	19.9
High School Park and Recreation	9,242	32.2	6,415	26.5
Transportation	5,799	36.0	4,202	31.6
International	7,090	23.7	6,659	22.7
	$44,308	26.1%	$35,513	22.5%

The increase in our gross profit percentage for the three months ended October 29, 2016 compared to the same period one year ago was primarily due to lower warranty charges and the impact of sales volumes across the relatively fixed manufacturing capability costs. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase for the three months ended October 29, 2016 compared to the same period one year ago was primarily the result of lower warranty charges because the second quarter of fiscal 2016 had specific warranty obligations for particular projects, offset by lower volumes of sales over our primarily fixed manufacturing capability costs.

Live Events: The gross profit percent increase for the three months ended October 29, 2016 compared to the same period one year ago was the result of increased volumes of sales over our relatively fixed manufacturing cost infrastructure, a favorable sales mix impacted by project sizes and type, and production cost improvements.

High School Park and Recreation:  The gross profit percent increase for the three months ended October 29, 2016 as compared to the same period one year ago was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure, lower production costs due to process improvements, and lower warranty costs as a percent of sales.

Transportation:  The gross profit percent increase for the three months ended October 29, 2016 compared to the same period one year ago was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure and favorable sales mix.

International:  The gross profit percent increase for the three months ended October 29, 2016 compared to the same period one year ago was primarily the result of increased volumes of sales over our relatively fixed manufacturing cost infrastructure and lower warranty costs as a percent of sales, offset by a $0.6 million technology intangible asset impairment.

Selling Expense

	Three Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,715	11.8%	13.9%	$4,140	10.3%
Live Events	2,967	5.4	(10.1)	3,302	6.5
High School Park and Recreation	2,491	8.7	(5.3)	2,630	10.8
Transportation	1,268	7.9	24.4	1,019	7.7
International	4,450	14.9	19.2	3,734	12.7
	$15,891	9.3%	7.2%	$14,825	9.4%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Transportation, and International business units increased in the second quarter of fiscal 2017 compared to the same quarter a year ago, which was mainly related to a $0.8 million bad debt expense and a full quarter of expenses from ADFLOW, the company acquired in the fourth quarter of fiscal 2016.

Selling expense in our Live Events and High School Park and Recreation business units decreased in the second quarter of fiscal 2017 compared to the same quarter a year ago due to cost reduction initiatives.

Other Operating Expenses

	Three Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,625	5.1%	6.3%	$8,116	5.1%
Product design and development	$7,126	4.2%	2.2%	$6,975	4.4%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles, and the costs of supplies.

General and administrative expenses in the second quarter of fiscal 2017 increased as compared to the same period one year ago primarily due to increases in personnel expenses, professional fees, and information technology maintenance.

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

Product development expenses in the second quarter of fiscal 2017 increased as compared to the same period one year ago primarily due to increased labor costs assigned to product development projects.

Other Income and Expenses

	Three Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$95	0.1%	(60.1)%	$238	0.2%
Other income (expense), net	$149	0.1%	(164.5)%	$(231)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the second quarter of fiscal 2017 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates due and lower interest rates realized on lower average invested cash during the same period.

Other income (expense), net:  The change in other income and expense, net for the second quarter of fiscal 2017 as compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

Our effective tax rate was 30.1 percent for the second quarter of fiscal 2017 as compared to an effective tax rate of 43.5 percent for the second quarter of fiscal 2016. The substantial factors which decreased our effective tax rate was the PATH Act, which was signed in December 2015 and which permanently extended the U.S. research and development credit and an increase in projected book income as compared to last year.  During the second quarter of fiscal 2016, the PATH Act was not signed into law and thus no accrual for the credit was allowed.  In addition, increasing research and development credits in foreign jurisdictions have contributed to a lower effective tax rate.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

Net Sales

	Six Months Ended
(in thousands)	October 29, 2016	October 31, 2015	Dollar Change	Percent Change
Net sales:
Commercial	$76,177	$83,276	$(7,099)	(8.5)%
Live Events	115,996	98,683	17,313	17.5
High School Park and Recreation	56,324	43,212	13,112	30.3
Transportation	30,387	27,061	3,326	12.3
International	48,254	55,657	(7,403)	(13.3)
	$327,138	$307,889	$19,249	6.3%
Orders:
Commercial	$81,731	$65,160	$16,571	25.4%
Live Events	83,930	125,007	(41,077)	(32.9)
High School Park and Recreation	46,877	40,429	6,448	15.9
Transportation	26,669	30,334	(3,665)	(12.1)
International	52,835	39,737	13,098	33.0
	$292,042	$300,667	$(8,625)	(2.9)%

Commercial: Net sales for the six months ended October 29, 2016 compared to the same period one year ago decreased as a result of declines in billboard shipments this year compared to last year and the volatility of large custom video demand in our spectacular niche, offset by increased demand in our on-premise niche. ADFLOW sales in the Commercial business unit were $4.9 million during the six months ended October 29, 2016. ADFLOW was acquired in March 2016, and its financial results were not included in the six months ended October 31, 2015.

The increase in orders for the six months ended October 29, 2016 compared to the same period one year ago was the result of the timing of awards of large custom projects in the spectacular niche and an increase in business in our on-premise niche due to ADFLOW. Orders in our digital billboard niche were relatively flat.

Live Events:  The increase in net sales for the six months ended October 29, 2016 compared to the same period one year ago was primarily due to work completed for football stadiums. Last year, we made a decision to delay production on some orders into the third quarter to take advantage of the then newly released product enhancements.

Orders decreased for the six months ended October 29, 2016 compared to the same period one year ago due to order timing variability of large projects as compared to last year. Last year, we booked several large multi-million dollar orders for professional sports projects during the first six months with no same-sized project in the first six months of this year.

High School Park and Recreation: The increase in net sales for the six months ended October 29, 2016 compared to the same period one year ago was primarily due to increased video project sizes with higher average selling prices and more indoor video demand compared to last year.

Orders increased for the six months ended October 29, 2016 compared to the same period one year ago due to strong market demand for video in sporting applications with larger average sale prices than orders for scoring or message centers.

Transportation: The increase in net sales for the six months ended October 29, 2016 compared to the same period one year ago was related to strong order backlog coming into this fiscal year as compared to last year.

Orders decreased for the six months ended October 29, 2016 compared to the same period one year ago primarily due to the variability caused by large order timing.

International:  Net sales decreased in our International business unit for the six months ended October 29, 2016 compared to the same period one year ago mainly due to sales earned on a large transportation project during the first six months of fiscal 2016, with no similar sized project in the first six months of fiscal 2017.

Orders increased for the six months ended October 29, 2016 compared to the same period one year ago primarily due to sports stadium projects awarded in Australia and due to the spectacular niche project awarded in Europe.

Gross Profit

	Six Months Ended
	October 29, 2016		October 31, 2015
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$19,707	25.9%	$18,131	21.8%
Live Events	23,801	20.5	19,524	19.8
High School Park and Recreation	18,702	33.2	12,799	29.6
Transportation	10,641	35.0	8,458	31.3
International	10,524	21.8	12,102	21.7
	$83,375	25.5%	$71,014	23.1%

The increase in our gross profit percentage for the six months ended October 29, 2016 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase for the six months ended October 29, 2016 compared to the same period one year ago was primarily the result of lower warranty charges because the first six months of fiscal 2016 had specific warranty obligations for particular projects, the non-recurrence of the licensing charge which impacted the first six months of fiscal 2016, and increased gross margins in our spectacular niche mix of projects, offset by lower volumes of sales over our primarily fixed manufacturing capability costs.

Live Events: The gross profit percent increase for the six months ended October 29, 2016 compared to the same period one year ago was the result of increased volumes of sales over our relatively fixed manufacturing cost infrastructure, a favorable sales mix impacted by project sizes and type, and production cost improvements offset by higher warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent increase for the six months ended October 29, 2016 as compared to the same period one year ago primarily was due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure, lower production costs due to process improvements, and lower warranty costs as a percent of sales.

Transportation:  The gross profit percent increase for the six months ended October 29, 2016 compared to the same period one year ago was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure and favorable sales mix.

International:  The gross profit percent change for the six months ended October 29, 2016 compared to the same period one year ago was relatively flat. For the six months ended October 29, 2016, gross profit percent was negatively impacted by 1.2% due to a $0.6 million technology intangible asset impairment.

Selling Expense

	Six Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,374	12.3%	16.8%	$8,025	9.6%
Live Events	6,269	5.4	(4.1)	6,540	6.6
High School Park and Recreation	4,951	8.8	(5.5)	5,238	12.1
Transportation	2,509	8.3	19.8	2,095	7.7
International	8,047	16.7	11.9	7,191	12.9
	$31,150	9.5%	7.1%	$29,089	9.4%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Transportation, and International business units increased in the six months ended October 29, 2016 compared to the same period a year ago primarily due to a $0.8 million bad debt expense and the six months of expenses from ADFLOW, the company acquired in the fourth quarter of fiscal 2016.

Selling expenses in our Live Events and High School Park and Recreation business units decreased in the six months ended October 29, 2016 compared to the same period one year ago primarily due to decreases in bad debt expense, travel and entertainment expense, and personnel related expenses.

Other Operating Expenses

	Six Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$17,408	5.3%	6.9%	$16,286	5.3%
Product design and development	$14,169	4.3%	1.6%	$13,943	4.5%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the six months ended October 29, 2016 increased as compared to the same period one year ago primarily due to increases in personnel expenses, professional fees, and information technology maintenance.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the six months ended October 29, 2016 as compared to the same period one year ago increased primarily due to increased labor costs assigned to product development projects.

Other Income and Expenses

	Six Months Ended
	October 29, 2016			October 31, 2015
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$258	0.1%	(45.6)%	$474	0.2%
Other income (expense), net	$55	—%	(108.2)%	$(674)	(0.2)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the six months ended October 29, 2016 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates due and lower interest rates realized on lower average invested cash during the same period.

Other income (expense), net:  The change in other income and expense, net for the six months ended October 29, 2016 compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

Our effective tax rate was 30.5 percent for the six months ended October 29, 2016 as compared to an effective tax rate of 39.6 percent for the six months ended October 31, 2015. The substantial factors which decreased our effective tax rate was the PATH Act, which was signed in December 2015 and which permanently extended the U.S. research and development credit.  During the second quarter of fiscal 2016, the PATH Act was not signed into law and thus no accrual for the credit was allowed.  In addition, increasing research and development credits in foreign jurisdictions have contributed to a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 29, 2016	October 31, 2015	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$15,006	$(8,994)	(266.8)%
Investing activities	1,630	(11,969)	(113.6)
Financing activities	(10,328)	(8,420)	22.7
Effect of exchange rate changes on cash	(591)	(441)	34.0
Net increase (decrease) in cash and cash equivalents	$5,717	$(29,824)	(119.2)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, income taxes, market and warranty obligations, and employee compensation.

Cash provided by operating activities was $15.0 million for the first six months of fiscal 2017 compared to cash used in operating activities of $9.0 million in the first six months of fiscal 2016. The $24.0 million increase in cash from operating activities from the first six months of fiscal 2016 to the first six months of fiscal 2017 was the net result of changes in net operating assets and liabilities of $14.4 million, an increase of $7.6 million in net income, a $1.0 million increase in depreciation and amortization, a $0.8 million increase in an impairment loss of intangible assets, a $0.7 million increase in other non-cash items, net, and a $0.1 million gain on sale of property, equipment and other assets, adjusted by a decrease of deferred income taxes, net of $0.6 million.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	October 29, 2016	October 31, 2015
(Increase) decrease:
Restricted cash	$(7)	$301
Accounts receivable	(13,267)	(10,606)
Long-term receivables	770	1,571
Inventories	6,140	(4,831)
Costs and estimated earnings in excess of billings	(13,154)	6,162
Prepaid expenses and other current assets	(1,067)	1,370
Income tax receivables	4,583	(1,092)
Advertising rights and other assets	278	(651)
Increase (decrease):
Current marketing obligations and other payables	(125)	(72)
Accounts payable	1,362	(8,552)
Customer deposits (billed or collected)	(1,993)	(3,725)
Accrued expenses	1,736	1,523
Warranty obligations	(1,455)	1,648
Billings in excess of costs and estimated earnings	(2,022)	(11,214)
Long-term warranty obligations	808	336
Income taxes payable	2,242	(176)
Deferred revenue (billed or collected)	1,703	2,021
Long-term marketing obligations and other payables	1,411	(500)
	$(12,057)	$(26,487)

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

Cash flows from investing activities:  Cash provided by investing activities totaled $1.6 million in the first six months of fiscal 2017 compared to cash used in investing activities of $12.0 million in the first six months of fiscal 2016. The net change of cash from investing activities was the result of a lower level of purchases of property and equipment and a decrease in investments of cash in marketable securities in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. Purchases of property and equipment totaled $4.6 million in the first six months of fiscal 2017 compared to $10.5 million in the first six months of fiscal 2016. A decrease in net cash invested in marketable securities, net of sales and maturities of $6.4 million was due to using funds for operating needs.

Cash flows from financing activities:  Cash used in financing activities was $10.3 million for the six months ended October 29, 2016 compared to $8.4 million in the same period one year ago. Dividends of $7.5 million, or $0.17 per share, were paid to Daktronics shareholders during the first six months of fiscal 2017, as compared to dividends of $8.8 million, or $0.20 per share, paid to Daktronics shareholders during the first six months of fiscal 2016. In the first quarter of fiscal 2017, we began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors. In the six months ended October 29, 2016, we repurchased $1.8 million of shares.

Other Liquidity and Capital Resources Discussion: We have $7.5 million of retainage on long-term contracts included in receivables and costs in excess of billings as of October 29, 2016, which we expect to collect within one year.

Working capital was $137.5 million and $123.7 million at October 29, 2016 and April 30, 2016, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  The line of credit, which was amended on November 15, 2013, is due on November 15, 2016. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 2.0 percent at October 29, 2016.  We are assessed a loan fee equal to 0.125 percent per annum of any unused portion of the loan.  As of October 29, 2016, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $5.3 million.

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

We have an additional credit agreement with another U.S. bank which supports our credit needs outside of the United States. It was also amended on November 15, 2013 and becomes due on November 15, 2016.  The facility provides for a $40.0 million line of credit and includes facilities for letters of credit and bank guarantees and to secure foreign loans for our international subsidiaries.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any unused portion of the loan. As of October 29, 2016, there were no advances outstanding and approximately $6.9 million in bank guarantees under this line of credit.

On November 15, 2016, we entered into a new credit agreement and a related revolving note with U.S. Bank National Association. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35 million, including up to $15 million for commercial and standby letters of credit. The agreement and note are unsecured. The note provides for certain covenants of the Company, including a fixed charge ratio and interest bearing debt to EBITDA ratio. The Company will use any borrowings under the note for general corporate purposes.

Also, on November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with Bank of America, N.A. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20 million. The loan is unsecured. The loan provides for certain covenants of the Company including a fixed charge ratio and interest bearing debt to EBITDA ratio. The Company will use the borrowings under the note to support credit needs for general corporate purposes outside the United States.

As of October 29, 2016, we were in compliance with all applicable covenants. The minimum fixed charge coverage ratio as of April 30, 2016 was (15)-to-1, and the ratio of interest-bearing debt to EBITDA as of October 29, 2016 was .08-to-1.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.06
September 1, 2016	September 12, 2016	September 23, 2016	$0.07
December 1, 2016	December 12, 2016	December 23, 2016	$0.07

The following table summarizes the special dividends declared and paid since the fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.04

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At October 29, 2016, we had $31.4 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through October 29, 2016, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the six months ended October 29, 2016, net sales originating outside the United States were 17.6 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of this business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $2.1 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of intercompany receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $18.3 million, and all contracts mature within 13 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See Note 13. Derivative Financial Instruments of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of October 29, 2016, our outstanding marketing obligations were $0.6 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of October 29, 2016, our outstanding long-term receivables were $6.3 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2017	2018	2019	2020	2021	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,144	$2,612	$1,176	$613	$386	$339
Average interest rate	8.9%	8.9%	8.8%	8.7%	8.5%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$60	$349	$1,245	$964	$—	$—
Average interest rate	—%	1.8%	7.8%	3.3%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$96	$234	$184	$85	$10	$—
Average interest rate	8.2%	8.8%	9.0%	9.0%	9.0%	—%

Of our $34.0 million in cash and cash equivalents at October 29, 2016, $25.4 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

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

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 29, 2016, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 29, 2016, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 29, 2016, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases of common stock during the six months ended October 29, 2016:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
July 26 - October 29, 2016	284,277	$6.42	284,277	$38,174,836
Total	284,277		284,277
(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Board of Directors on June 17, 2016. The first purchase under the program was made on July 26, 2016, and there were no other purchases in any other month during the six months ended October 29, 2016.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 2, 2016

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
10.1
Credit Agreement dated November 15, 2016 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.2
Revolving Note dated November 15, 2016 issued by the Company to U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.3
Amended and Restated Loan Agreement dated November 15, 2016 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.4
Continuing and Unconditional Guaranty dated November 15, 2016 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 16, 2016).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.