Form 10-Q
period 2017-01-28
DAKTRONICS INC /SD/
filed 2017-03-03
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 28, 2017

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 27, 2017 was 44,067,563.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 28, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 28, 2017	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,377	$28,328
Restricted cash	206	198
Marketable securities	28,034	24,672
Accounts receivable, net	71,637	77,554
Inventories, net	61,922	69,827
Costs and estimated earnings in excess of billings	33,204	30,200
Current maturities of long-term receivables	2,229	3,172
Prepaid expenses and other assets	5,968	6,468
Income tax receivables	255	4,812
Total current assets	251,832	245,231

Long-term receivables, less current maturities	2,876	3,866
Goodwill	7,866	8,116
Intangibles, net	5,334	7,721
Investment in affiliates and other assets	3,570	2,414
Deferred income taxes	9,677	9,437
	29,323	31,554
PROPERTY AND EQUIPMENT:
Land	2,093	2,155
Buildings	65,219	65,247
Machinery and equipment	83,508	82,973
Office furniture and equipment	5,578	14,746
Computer software and hardware	50,642	48,917
Equipment held for rental	374	374
Demonstration equipment	7,770	8,026
Transportation equipment	6,863	6,596
	222,047	229,034
Less accumulated depreciation	155,096	155,871
	66,951	73,163
TOTAL ASSETS	$348,106	$349,948

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 28, 2017	April 30, 2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,688	$43,441
Accrued expenses	25,560	23,532
Warranty obligations	14,847	16,564
Billings in excess of costs and estimated earnings	12,080	10,361
Customer deposits (billed or collected)	14,483	16,012
Deferred revenue (billed or collected)	12,282	10,712
Current portion of other long-term obligations	453	585
Income taxes payable	1,788	310
Total current liabilities	120,181	121,517

Long-term warranty obligations	14,640	13,932
Long-term deferred revenue (billed or collected)	5,424	5,603
Other long-term obligations, less current maturities	4,099	4,059
Long-term income tax payable	3,063	3,016
Deferred income taxes	985	754
Total long-term liabilities	28,211	27,364
TOTAL LIABILITIES	148,392	148,881

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,372,305 and 43,998,635 shares issued and outstanding at January 28, 2017 and April 30, 2016, respectively	52,530	51,347
Additional paid-in capital	37,294	35,351
Retained earnings	116,143	117,276
Treasury Stock, at cost, 303,957 and 19,680 shares at January 28, 2017 and April 30, 2016, respectively	(1,834)	(9)
Accumulated other comprehensive loss	(4,419)	(2,898)
TOTAL SHAREHOLDERS' EQUITY	199,714	201,067
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$348,106	$349,948

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales	$115,719	$123,816	$442,857	$431,705
Cost of goods sold	92,403	101,787	336,166	338,662
Gross profit	23,316	22,029	106,691	93,043

Operating expenses:
Selling expense	14,678	13,784	45,828	42,873
General and administrative	8,599	7,908	26,007	24,194
Product design and development	6,973	5,883	21,142	19,826
	30,250	27,575	92,977	86,893
Operating (loss) income	(6,934)	(5,546)	13,714	6,150

Nonoperating income (expense):
Interest income	183	230	559	794
Interest expense	(56)	(113)	(174)	(203)
Other (expense) income, net	(305)	7	(250)	(667)

(Loss) income before income taxes	(7,112)	(5,422)	13,849	6,074
Income tax (benefit) expense	(1,985)	(3,469)	4,416	1,083
Net (loss) income	$(5,127)	$(1,953)	$9,433	$4,991

Weighted average shares outstanding:
Basic	44,102	44,021	44,071	43,933
Diluted	44,102	44,021	44,206	44,357

Earnings per share:
Basic	$(0.12)	$(0.04)	$0.21	$0.11
Diluted	$(0.12)	$(0.04)	$0.21	$0.11

Cash dividends declared per share	$0.07	$0.10	$0.24	$0.30

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net (loss) income	$(5,127)	$(1,953)	$9,433	$4,991

Other comprehensive loss:
Cumulative translation adjustments	(47)	(628)	(1,487)	(1,388)
Unrealized loss on available-for-sale securities, net of tax	(29)	8	(33)	5
Total other comprehensive loss, net of tax	(76)	(620)	(1,520)	(1,383)
Comprehensive (loss) income	$(5,203)	$(2,573)	$7,913	$3,608

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,433	$4,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,941	12,562
Impairment of intangible assets	830	—
Loss (gain) on sale of property, equipment and other assets	23	(50)
Share-based compensation	2,204	2,244
Gain on sale of equity investee	—	(119)
Provision for doubtful accounts	898	(110)
Deferred income taxes, net	(286)	860
Change in operating assets and liabilities	18,336	(17,878)
Net cash provided by operating activities	45,379	2,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,709)	(13,389)
Proceeds from sale of property, equipment and other assets	166	111
Purchases of marketable securities	(18,098)	(18,273)
Proceeds from sales or maturities of marketable securities	14,594	19,069
Acquisitions, net of cash acquired	(1,374)	(2,183)
Proceeds from sale of equity method investment	—	377
Net cash used in investing activities	(11,421)	(14,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(8)	(33)
Proceeds from exercise of stock options	343	610
Principal payments on long-term obligations	(912)	(15)
Dividends paid	(10,566)	(13,158)
Payments for common shares repurchased	(1,825)	—
Tax payments related to RSU issuances	(261)	(303)
Net cash used in financing activities	(13,229)	(12,899)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(680)	(920)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,049	(25,607)

CASH AND CASH EQUIVALENTS:
Beginning of period	28,328	57,284
End of period	$48,377	$31,677

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$171	$283
Income taxes, net of refunds	114	5,466

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	218	220
Purchase of property and equipment included in accounts payable	397	280
Contributions of common stock under the ESPP	840	927

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

Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities.

During the third quarter of fiscal 2017, we determined that through increased ownership levels during the quarter, we had significant influence over one of our affiliates. The aggregate amount of investments accounted for under the equity method was $2,464 and $0 at January 28, 2017 and April 30, 2016, respectively. The equity method requires us to report our share of losses up to our equity investment amount, including any financial support made or committed to. When the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation. Any investments in affiliates is included in Investing activities acquisitions line in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in our consolidated statements of operations. As of the nine months ended January 28, 2017, our share of affiliates losses was $79.

The aggregate amount of investments accounted for under the cost method was $42 and $1,211 at January 28, 2017 and April 30, 2016, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value and it is not practical to estimate their fair value.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 was adopted by the Company effective the beginning of our third quarter of fiscal 2017 and did not have a material impact on our consolidated results of operations, cash flows, or financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but it permits adoption in an earlier period. ASU 2015-11 was adopted by the Company effective May 1, 2016 and did not have a material impact on our consolidated results of operations, cash flows, or financial position.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement ("CCA") with or without a software license. Examples of CCAs include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met, the fees paid are accounted for as a prepaid service contract and expensed. We have historically accounted for all fees in a CCA as a prepaid service contract. We adopted ASU 2015-05 in the first quarter of fiscal 2017 when it became effective, using the prospective method. We did not pay any fees in a CCA in the current period that met the criteria to be in the scope of the internal-use software guidance, and ASU 2015-05 had no impact on our consolidated results of operations, cash flows, or financial position.

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, and will require adoption on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements and related disclosures.

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

The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 28, 2017 and January 30, 2016:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended January 28, 2017
Basic (loss) earnings per share	$(5,127)	44,102	$(0.12)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(5,127)	44,102	$(0.12)
For the three months ended January 30, 2016
Basic (loss) earnings per share	$(1,953)	44,021	$(0.04)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(1,953)	44,021	$(0.04)
For the nine months ended January 28, 2017
Basic earnings per share	$9,433	44,071	$0.21
Dilution associated with stock compensation plans	—	135	—
Diluted earnings per share	$9,433	44,206	$0.21
For the nine months ended January 30, 2016
Basic earnings per share	$4,991	43,933	$0.11
Dilution associated with stock compensation plans	—	424	—
Diluted earnings per share	$4,991	44,357	$0.11

Options outstanding to purchase 1,354 shares of common stock with a weighted average exercise price of $13.86 for the three months ended January 28, 2017 and 2,166 shares of common stock with a weighted average exercise price of $14.63 for the three months ended January 30, 2016 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,380 shares of common stock with a weighted average exercise price of $13.27 for the nine months ended January 28, 2017 and 2,180 shares of common stock with a weighted average exercise price of $15.01 for the nine months ended January 30, 2016 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the first quarter of fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825, and there have been no other purchases during fiscal 2017. We may repurchase up to an additional $38,175 of common stock under the current Board authorization.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales:
Commercial	$36,165	$29,385	$112,342	$112,661
Live Events	41,036	51,067	157,032	149,750
High School Park and Recreation	12,653	10,940	68,977	54,152
Transportation	9,130	11,698	39,517	38,759
International	16,735	20,726	64,989	76,383
	115,719	123,816	442,857	431,705

Contribution margin:
Commercial	3,138	696	13,471	10,802
Live Events	3,211	4,046	20,744	17,031
High School Park and Recreation	617	143	14,366	7,703
Transportation	1,373	2,694	9,505	9,057
International	299	666	2,777	5,577
	8,638	8,245	60,863	50,170

Non-allocated operating expenses:
General and administrative	8,599	7,908	26,007	24,194
Product design and development	6,973	5,883	21,142	19,826
Operating (loss) income	(6,934)	(5,546)	13,714	6,150

Nonoperating income (expense):
Interest income	183	230	559	794
Interest expense	(56)	(113)	(174)	(203)
Other (expense) income, net	(305)	7	(250)	(667)

(Loss) income before income taxes	(7,112)	(5,422)	13,849	6,074
Income tax (benefit) expense	(1,985)	(3,469)	4,416	1,083
Net (loss) income	$(5,127)	$(1,953)	$9,433	$4,991

Depreciation, amortization, and impairment:
Commercial	$1,616	$1,208	$4,777	$3,599
Live Events	1,245	1,258	3,798	3,676
High School Park and Recreation	421	436	1,310	1,294
Transportation	311	344	957	1,012
International	423	310	1,914	908
Unallocated corporate depreciation	683	692	2,015	2,073
	$4,699	$4,248	$14,771	$12,562

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales:
United States	$94,174	$101,200	$363,766	$347,278
Outside U.S.	21,545	22,616	79,091	84,427
	$115,719	$123,816	$442,857	$431,705

	January 28, 2017	April 30, 2016
Property and equipment, net of accumulated depreciation:
United States	$62,676	$68,233
Outside U.S.	4,275	4,930
	$66,951	$73,163

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 28, 2017, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 28, 2017 and April 30, 2016, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 28, 2017
Certificates of deposit	$13,076	$—	$—	$13,076
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	7,666	—	(22)	7,644
Municipal obligations	6,915	—	(1)	6,914
	$28,057	$—	$(23)	$28,034
Balance as of April 30, 2016
Certificates of deposit	$14,927	$—	$—	$14,927
U.S. Government sponsored entities	8,523	—	(1)	8,522
Municipal obligations	1,221	2	—	1,223
	$24,671	$2	$(1)	$24,672

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the nine months ended January 28, 2017 and January 30, 2016, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 28, 2017 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$6,626	$6,450	$13,076
U.S. Government securities	400	—	400
U.S. Government sponsored agencies	—	7,643	7,643
Municipal obligations	1,453	5,462	6,915
	$8,479	$19,555	$28,034

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

During the first quarter of fiscal 2016, the purchase price allocation for the Data Display acquisition was completed, the fair values of the consideration were paid and the contingent consideration was finalized. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill of $1,463 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $480 representing trademarks and technology with a useful life of 20 years and customer relationships valued at $84 with a useful life of 18 years. Also included in the purchase was $1,433 of property and equipment, $437 of investment in affiliates, $2,624 of inventory, $3,063 of accounts receivable, and $1,892 of other current assets, which was offset by current operating liabilities of $3,695 and long-term obligations of $950.

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

We updated the preliminary fair value measurements of assets acquired and liabilities assumed as of the acquisition date using independent appraisals and other analysis. We are in the process of finalizing the working capital adjustments. The excess of the purchase price over the estimated net tangible and intangible assets was recorded as goodwill of $2,520 which primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the preliminary purchase price allocation were acquired identifiable intangibles valued at $3,176 representing software and trademarks and customer relationships valued at $2,692. Based on the preliminary fair value measurements, also included in the purchase price was $58 of property and equipment, $230 of inventory, $1,283 of accounts receivable, and $616 of other current assets, which were offset by current operating liabilities of $935 and long-term obligations of $1,424.

The purchase price includes deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

ADFLOW contributed net sales of $7,322 during the nine months ended January 28, 2017.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 28, 2017 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2016	$2,304	$3,350	$75	$2,387	$8,116
Acquisition, net of cash required	—	19	—	—	19
Foreign currency translation	(16)	(108)	(16)	(129)	(269)
Balance as of January 28, 2017	$2,288	$3,261	$59	$2,258	$7,866

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2017, which was October 30, 2016. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 8. Inventories

Inventories consisted of the following:

	January 28, 2017	April 30, 2016
Raw materials	$23,749	$28,184
Work-in-process	7,362	6,158
Finished goods	30,811	35,485
	$61,922	$69,827

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,512 and $2,797 at January 28, 2017 and April 30, 2016, respectively. Included in accounts receivable as of January 28, 2017 and April 30, 2016 was $1,302 and $437, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $5,105 and $7,038 as of January 28, 2017 and April 30, 2016, respectively.  Contract and lease receivables bearing annual interest rates ranging from 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $5,635 and $7,236 as of January 28, 2017 and April 30, 2016, respectively.

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

As of January 28, 2017 and April 30, 2016, we did not believe there was a reasonable probability any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past eighteen months, we have deployed preventative maintenance to sites impacted and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We increased our accrued warranty obligations by $1,145 during the nine months ended January 28, 2017, $9,174 during fiscal 2016, and $1,168 during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of January 28, 2017, we had $3,880 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Because failure rates are unpredictable, the final outcome of this matter is dependent on many factors that are difficult to predict. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the nine months ended January 28, 2017 consisted of the following:

Amount
Beginning accrued warranty obligations	$30,496
Warranties issued during the period	7,533
Settlements made during the period	(13,161)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	4,619
Ending accrued warranty obligations	$29,487

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of January 28, 2017, we had outstanding letters of credit and surety bonds in the amount of $12,051 and $31,147, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $2,358 and $2,259 for the nine months ended January 28, 2017 and January 30, 2016, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 28, 2017:

Fiscal years ending	Amount
2017	$734
2018	2,677
2019	2,014
2020	1,728
2021	1,543
Thereafter	1,719
$10,415

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of January 28, 2017, we were obligated under the following conditional and unconditional purchase commitments, which included $400 in conditional purchase commitments:

Fiscal years ending	Amount
2017	$1,226
2018	2,756
2019	990
2020	213
2021	213
Thereafter	493
$5,891

Note 11. Income Taxes

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2014, 2015, and 2016 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2005.

As of January 28, 2017, we had $3,063 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 28, 2017 and April 30, 2016 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 28, 2017
Cash and cash equivalents	$48,377	$—	$—	$48,377
Restricted cash	206	—	—	206
Available-for-sale securities:
Certificates of deposit	—	13,076	—	13,076
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	7,644	—	7,644
Municipal obligations	—	6,914	—	6,914
Derivatives - asset position	—	72	—	72
Derivatives - liability position	—	(206)	—	(206)
Contingent liability	—	—	(1,920)	(1,920)
	$48,983	$27,500	$(1,920)	$74,563
Balance as of April 30, 2016
Cash and cash equivalents	$28,328	$—	$—	$28,328
Restricted cash	198	—	—	198
Available-for-sale securities:
Certificates of deposit	—	14,927	—	14,927
U.S. Government sponsored entities	—	8,522	—	8,522
Municipal obligations	—	1,223	—	1,223
Derivatives - asset position	—	—	—	—
Derivatives - liability position	—	(453)	—	(453)
Contingent liability	—	—	(1,955)	(1,955)
	$28,526	$24,219	$(1,955)	$50,790

A roll forward of the Level 3 contingent liability, both short and long-term, for the nine months ended January 28, 2017 is as follows:

Contingent liability as of April 30, 2016	$1,955
Interest	42
Foreign currency translation	(77)
Contingent liability as of January 28, 2017	$1,920

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 13. Derivative Financial Instruments" included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our derivatives.

Contingent liability: Consists of a liability measured on payments owed for a business combination if certain conditions in the business performance are met. We have included the payment obligation in other long-term obligations in our consolidated balance sheet.

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not have any business combinations during the nine months ended January 28, 2017 and used Level 3 inputs to value the assets and liabilities for business combinations during fiscal 2016. See "Note 6. Business Combinations" included elsewhere in this Quarterly Report on Form 10-Q for more information. We used Level 3 inputs to measure and record a technology and customer list intangible asset impairment of $830 during the second quarter of fiscal 2017.

Other measurements using fair value: We measure fixed rate long-term receivables using a discounted cash flow analysis using Level 2 inputs such as current interest rates relating to the credit quality of the customer. In addition, we measure fixed rate long-term marketing obligations, which are included in other long-term obligations on our consolidated balance sheet, using a discounted cash flow analysis using Level 2 inputs such as the current interest rate environment for debt as related to our credit quality. The total long-term receivables and long-term marketing obligations approximate fair value.

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 28, 2017 and April 30, 2016, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at January 28, 2017 and April 30, 2016 were as follows:

	January 28, 2017		April 30, 2016
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	6,734	9,062	7,216	10,027
U.S. Dollars/Japanese Yen	198	22,345	—	—
U.S. Dollars/Canadian Dollars	557	740	563	771
U.S. Dollars/British Pounds	4,836	3,866	1,795	1,263
U.S. Dollars/Singapore Dollars	581	844	261	356
U.S. Dollars/Euros	1,621	1,510	147	132

As of January 28, 2017, there was a net asset and liability of $72 and $206, respectively and as of April 30, 2016, there was a net liability of $453 representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On March 2, 2017, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on March 24, 2017 to holders of record of our common stock on March 13, 2017.

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

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and the International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in "Note 4. Segment Disclosure" of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation and Summary of Critical Accounting Policies" of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

We organize around customer segments and geographic regions as further described in "Note 4. Segment Disclosure" of the Notes to the Consolidated Financial Statements included elsewhere in this Report. Each business segment also has unique key growth drivers and challenges.

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

•	Replacement cycles within each of these areas.

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain one of the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

•	Replacement cycles within each of these areas.

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

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies and building products more suited to individual markets. We are broadening our product offerings into the transportation segment in Europe and the Middle East. We also focus on sports facility, spectacular-type, and third-party advertising market opportunities and the factors listed in each of the other business units to the extent they apply outside the United States and Canada.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 28, 2017 AND JANUARY 30, 2016

Net Sales

	Three Months Ended
(in thousands)	January 28, 2017	January 30, 2016	Dollar Change	Percent Change
Net sales:
Commercial	$36,165	$29,385	$6,780	23.1%
Live Events	41,036	51,067	(10,031)	(19.6)
High School Park and Recreation	12,653	10,940	1,713	15.7
Transportation	9,130	11,698	(2,568)	(22.0)
International	16,735	20,726	(3,991)	(19.3)
	$115,719	$123,816	$(8,097)	(6.5)%
Orders:
Commercial	$32,595	$29,922	$2,673	8.9%
Live Events	51,590	43,075	8,515	19.8
High School Park and Recreation	14,178	15,131	(953)	(6.3)
Transportation	19,621	12,401	7,220	58.2
International	25,329	16,368	8,961	54.7
	$143,313	$116,897	$26,416	22.6%

Commercial: The increase in net sales for the three months ended January 28, 2017 compared to the same period one year ago was primarily due to large Spectacular niche projects, in-store digital media solutions sales and sales of on-premise displays, offset by a decline in the billboard niche. Timing of large projects and their related deliveries impact Spectacular sales. For the third quarter of fiscal 2017, our success rate in winning orders earlier in the fiscal year contributed to the increase in sales. Also contributing to the increase were higher digital media solutions sales, mainly due to the addition of ADFLOW, acquired in March 2016, and higher on-premise niche sales as customers continue to adopt digital technology, offset by a decline in digital billboard sales due to the timing of order deliveries compared to last year.

The increase in orders for the three months ended January 28, 2017 compared to the same period one year ago was the net result of the timing of the award of billboard account based projects and an increase in our on-premise niche due to in-store media solutions offset by decreases in the spectacular niche due to volatility in order timing. Comparability of quarter over quarter is difficult due to the uniqueness of the projects in the market.

Live Events:  The decrease in net sales for the three months ended January 28, 2017 compared to the same period one year ago was primarily due to lower customer delivery needs.

Orders increased for the three months ended January 28, 2017 compared to the same period one year ago due to increased projects in college and university venues, national hockey and football arena projects, and sport stadium venues projects for minor league sports including baseball and soccer, which was offset by a decline in professional baseball league activity this year as compared to last year.

High School Park and Recreation: The increase in net sales for the three months ended January 28, 2017 compared to the same period one year ago was primarily due to large project orders that were available for delivery during the third quarter of fiscal 2017.

Orders decreased for the three months ended January 28, 2017 compared to the same period one year ago due to fewer large sports video projects awarded during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

Transportation: Net sales for the three months ended January 28, 2017 compared to the same period one year ago decreased due to lower delivery needs from state transportation authorities during the quarter this year as compared to last year.

Orders for the three months ended January 28, 2017 compared to the same period one year ago increased primarily due to the award of a multi-million dollar project for an active traffic management system during this quarter with no similar sized projects in the prior year.

International:  Net sales for the three months ended January 28, 2017 compared to the same period one year ago decreased primarily due to lower customer delivery needs.

Orders increased for the three months ended January 28, 2017 compared to the same period one year ago primarily due to large project awards for sports stadium projects awarded in Australia and a spectacular niche project awarded in Europe with no similar sized projects in the prior year.

Backlog

The product order backlog as of January 28, 2017 was $170 million as compared to $176 million as of January 30, 2016 and $142 million at the end of the second quarter of fiscal 2017.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of January 28, 2017 increased from January 30, 2016 in our Commercial, Transportation, and International business units and decreased in our Live Events and High School Park and Recreation business units.

Gross Profit

	Three Months Ended
	January 28, 2017		January 30, 2016
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,711	21.3%	$4,235	14.4%
Live Events	6,629	16.2	7,374	14.4
High School Park and Recreation	3,198	25.3	2,579	23.6
Transportation	2,325	25.5	3,710	31.7
International	3,453	20.6	4,131	19.9
	$23,316	20.1%	$22,029	17.8%

The increase in our gross profit percentage for the three months ended January 28, 2017 compared to the same period one year ago was primarily due to lower warranty charges, lower production costs, and sales mix. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase for the three months ended January 28, 2017 compared to the same period one year ago was primarily the result of lower warranty charges as the third quarter of fiscal 2016 had specific warranty obligations for particular projects, an increased volumes of sales over our relatively fixed manufacturing cost infrastructure, and a favorable sales mix.

Live Events: The gross profit percent increase for the three months ended January 28, 2017 compared to the same period one year ago was due to a favorable sales mix impacted by project sizes and type, and a decreased manufacturing cost infrastructure as compared to last year, offset by higher warranty expenses as a percent of sales.

High School Park and Recreation:  The gross profit percent increase for the three months ended January 28, 2017 as compared to the same period one year ago was primarily due to increased revenue.

Transportation:  The gross profit percent decrease for the three months ended January 28, 2017 compared to the same period one year ago was primarily due to a lower volume of sales over our relatively fixed manufacturing cost infrastructure.

International:  The gross profit percent increase for the three months ended January 28, 2017 compared to the same period one year ago was primarily the result of a favorable sales mix.

Selling Expense

	Three Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,575	12.7%	29.3%	$3,539	12.0%
Live Events	3,417	8.3	2.7	3,328	6.5
High School Park and Recreation	2,581	20.4	6.0	2,436	22.3
Transportation	952	10.4	(6.2)	1,015	8.7
International	3,153	18.8	(9.0)	3,466	16.7
	$14,678	12.7%	6.5%	$13,784	11.1%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Live Events, and High School Park and Recreation business units increased in the third quarter of fiscal 2017 compared to the same quarter a year ago, which was mainly related to increases in personnel expenses and a full quarter of expenses from ADFLOW, the company acquired in the fourth quarter of fiscal 2016 and assigned to the Commercial business unit.

Selling expense in our International business units declined in the third quarter of fiscal 2017 compared to the same quarter a year ago due to lower bad debt expense that had been incurred in the third quarter of fiscal 2016. In addition, transportation expenses decreased slightly.

Other Operating Expenses

	Three Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,599	7.4%	8.7%	$7,908	6.4%
Product design and development	$6,973	6.0%	18.5%	$5,883	4.8%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, amortization of intangibles, and the costs of supplies.

General and administrative expenses in the third quarter of fiscal 2017 increased as compared to the same period one year ago primarily due to increases in personnel expenses and professional fees.

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

Product development expenses in the third quarter of fiscal 2017 increased as compared to the same period one year ago primarily due to increased labor costs assigned to product development projects.

Other Income and Expenses

	Three Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$127	0.1%	8.5%	$117	0.1%
Other (expense) income, net	$(305)	(0.3)%	(4,457.1)%	$7	—%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis, or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the third quarter of fiscal 2017 compared to the same period one year ago increased as a result of increased interest expense from an interest accrual for an on-going sales tax audit in the prior year.

Other (expense) income, net:  The change in other income and expense, net for the third quarter of fiscal 2017 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate benefit was 27.9 percent for the third quarter of fiscal 2017 as compared to an effective tax rate benefit of 64.0 percent for the third quarter of fiscal 2016. The substantial factor impacting our effective rate benefit in the third quarter of fiscal 2016 was the retrospective reinstatement of the U.S. research and development credit back to January 1, 2015, allowing us an additional credit recognition related to the prior fiscal year during the third quarter of fiscal 2016. During fiscal 2017, no similar adjustment occurred.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 28, 2017 AND JANUARY 30, 2016

Net Sales

	Nine Months Ended
(in thousands)	January 28, 2017	January 30, 2016	Dollar Change	Percent Change
Net sales:
Commercial	$112,342	$112,661	$(319)	(0.3)%
Live Events	157,032	149,750	7,282	4.9
High School Park and Recreation	68,977	54,152	14,825	27.4
Transportation	39,517	38,759	758	2.0
International	64,989	76,383	(11,394)	(14.9)
	$442,857	$431,705	$11,152	2.6%
Orders:
Commercial	$114,326	$95,082	$19,244	20.2%
Live Events	135,520	168,082	(32,562)	(19.4)
High School Park and Recreation	61,055	55,560	5,495	9.9
Transportation	46,290	42,735	3,555	8.3
International	78,164	56,105	22,059	39.3
	$435,355	$417,564	$17,791	4.3%

Commercial: Net sales for the nine months ended January 28, 2017 compared to the same period one year ago decreased slightly as a result of declines in billboard shipments this year compared to last year and the volatility of large custom video demand in our spectacular niche, offset by increased demand in our on-premise niche. ADFLOW sales in the Commercial business unit were $7.3 million during the nine months ended January 28, 2017. ADFLOW was acquired in March 2016, and its financial results were not included in the nine months ended January 30, 2016.

The increase in orders for the nine months ended January 28, 2017 compared to the same period one year ago was the result of the timing of an increase in our on-premise niche related to in-store media solutions due to ADFLOW and increases in the spectacular and billboard niches due to the timing of large customer projects.

Live Events:  The increase in net sales for the nine months ended January 28, 2017 compared to the same period one year ago was primarily due to work completed for football stadiums.

Orders decreased for the nine months ended January 28, 2017 compared to the same period one year ago due to order timing variability of large projects as compared to last year. Last year, we booked several large multi-million dollar orders for professional sports projects during the first nine months with no same-sized projects in the first nine months of this year. Market activity in professional sports and other sports applications has been lower this year as compared to last.

High School Park and Recreation: The increase in net sales for the nine months ended January 28, 2017 compared to the same period one year ago was primarily due to increased video project sizes with higher average selling prices and more custom indoor video and audio demand compared to last year.

Orders increased for the nine months ended January 28, 2017 compared to the same period one year ago due to strong market demand for video in sporting applications with larger average selling prices than orders for scoring or message centers.

Transportation: Net sales increased slightly for the nine months ended January 28, 2017 compared to the same period one year ago.

Orders increased for the nine months ended January 28, 2017 compared to the same period one year ago primarily due to the variability caused by large order timing and increased state procurement project activity. During fiscal 2017, we had an award of a multi-million dollar project for an active traffic management system with no same sized projects the prior year.

International:  Net sales decreased in our International business unit for the nine months ended January 28, 2017 compared to the same period one year ago mainly due to sales from a large transportation project booked during the first nine months of fiscal 2016, with no similar sized project in the first nine months of fiscal 2017.

Orders increased for the nine months ended January 28, 2017 compared to the same period one year ago primarily due to increased market activity in sports and spectacular projects and OOH application business.

Gross Profit

	Nine Months Ended
	January 28, 2017		January 30, 2016
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$27,418	24.4%	$22,366	19.9%
Live Events	30,430	19.4	26,898	18.0
High School Park and Recreation	21,900	31.7	15,378	28.4
Transportation	12,966	32.8	12,168	31.4
International	13,977	21.5	16,233	21.3
	$106,691	24.1%	$93,043	21.6%

The increase in our gross profit percentage for the nine months ended January 28, 2017 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase for the nine months ended January 28, 2017 compared to the same period one year ago was primarily the result of lower warranty charges as the first nine months of fiscal 2016 had specific warranty obligations for particular projects; the non-recurrence of a licensing charge that negatively impacted the first nine months of fiscal 2016; and increased gross margins in our spectacular niche mix of projects.

Live Events: The gross profit percent increase for the nine months ended January 28, 2017 compared to the same period one year ago was the result of a favorable sales mix impacted by project sizes and type and lower production costs due to process improvements, offset by higher warranty costs as a percent of sales.

High School Park and Recreation:  The gross profit percent increase for the nine months ended January 28, 2017 as compared to the same period one year ago was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure and a favorable sales mix.

Transportation:  The gross profit percent increase for the nine months ended January 28, 2017 compared to the same period one year ago was primarily due to favorable sales mix, offset by a decline in sales to cover fixed production costs.

International:  The gross profit percent change for the nine months ended January 28, 2017 compared to the same period one year ago was relatively flat. For the nine months ended January 28, 2017, gross profit percent was negatively impacted due to a $0.6 million technology intangible asset impairment, offset by lower warranty costs as a percent of sales and improved manufacturing utilization.

Selling Expense

	Nine Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,949	12.4%	20.6%	$11,564	10.3%
Live Events	9,686	6.2	(1.8)	9,868	6.6
High School Park and Recreation	7,532	10.9	(1.9)	7,674	14.2
Transportation	3,461	8.8	11.3	3,110	8.0
International	11,200	17.2	5.1	10,657	14.0
	$45,828	10.3%	6.9%	$42,873	9.9%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial, Transportation, and International business units increased in the nine months ended January 28, 2017 compared to the same period a year ago primarily due to increased personnel expenses, a $0.8 million bad debt expense in the International business unit, and a full year of expenses from ADFLOW, the company acquired in the fourth quarter of fiscal 2016 and assigned to the Commercial business unit.

Selling expenses in our Live Events and High School Park and Recreation business units remained relatively flat in the nine months ended January 28, 2017 compared to the same period one year ago.

Other Operating Expenses

	Nine Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$26,007	5.9%	7.5%	$24,194	5.6%
Product design and development	$21,142	4.8%	6.6%	$19,826	4.6%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the nine months ended January 28, 2017 increased as compared to the same period one year ago primarily due to increases in personnel expenses and professional fees offset by declines in information technology maintenance expenses. Professional fees have increased due to defensive work to protect our patent portfolio.

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

Our costs for product development represent an allocated amount of costs based on time charges, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and included in cost of goods sold. Product development expenses in the nine months ended January 28, 2017 as compared to the same period one year ago increased primarily due to increased labor costs assigned to product development projects relating to our strategy to accelerate the introduction of our products and solutions to the market.

Other Income and Expenses

	Nine Months Ended
	January 28, 2017			January 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income (expense), net	$385	0.1%	(34.9)%	$591	0.1%
Other (expense) income, net	$(250)	(0.1)%	(62.5)%	$(667)	(0.2)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income (expense), net in the nine months ended January 28, 2017 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates and lower interest rates realized on lower average invested cash during the same period.

Other (expense) income, net:  The change in other income and expense, net for the nine months ended January 28, 2017 compared to the same period one year ago was primarily due to foreign currency volatility offset by the losses from an equity method affiliate.

Income Taxes

Our effective tax rate was 31.9 percent for the nine months ended January 28, 2017 as compared to an effective tax rate of 17.8 percent for the nine months ended January 30, 2016. The substantial factor impacting our effective rate for fiscal 2016 was the retrospective reinstatement of the U.S. research and development credit back to January 1, 2015, allowing an additional credit recognition related to the prior fiscal year during fiscal 2016. During fiscal 2017, no similar adjustment occurred.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 28, 2017	January 30, 2016	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$45,379	$2,500	1,715.2%
Investing activities	(11,421)	(14,288)	(20.1)
Financing activities	(13,229)	(12,899)	2.6
Effect of exchange rate changes on cash	(680)	(920)	(26.1)
Net increase (decrease) in cash and cash equivalents	$20,049	$(25,607)	(178.3)%

Cash flows from operating activities:  Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, employee compensation, subcontracted services, other business expenses, and income taxes.

Cash provided by operating activities was $45.4 million for the first nine months of fiscal 2017 compared to cash provided by operating activities of $2.5 million in the first nine months of fiscal 2016. The $42.9 million increase in cash from operating activities from the first nine months of fiscal 2016 to the first nine months of fiscal 2017 was the net result of changes in net operating assets and liabilities of $36.2 million, an increase of $4.4 million in net income, a $1.4 million increase in depreciation and amortization, a $0.8 million increase in an impairment loss of intangible assets, a $1.1 million increase in other non-cash items, net, and a $0.1 million gain on sale of property, equipment and other assets, adjusted by a decrease of deferred income taxes, net of $1.1 million.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 28, 2017	January 30, 2016
(Increase) decrease:
Restricted cash	$(8)	$302
Accounts receivable	5,020	7,220
Long-term receivables	1,991	1,150
Inventories	7,790	(4,109)
Costs and estimated earnings in excess of billings	(3,004)	4,253
Prepaid expenses and other current assets	578	1,720
Income tax receivables	4,556	(4,876)
Advertising rights and other assets	139	(392)
Increase (decrease):
Current marketing obligations and other payables	(106)	(103)
Accounts payable	(4,744)	(14,826)
Customer deposits (billed or collected)	(1,529)	(1,182)
Accrued expenses	2,859	433
Warranty obligations	(1,717)	2,332
Billings in excess of costs and estimated earnings	1,719	(10,677)
Long-term warranty obligations	707	286
Income taxes payable	1,525	(296)
Deferred revenue (billed or collected)	1,391	1,171
Long-term marketing obligations and other payables	1,169	(284)
	$18,336	$(17,878)

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

Cash flows from investing activities:  Cash used by investing activities totaled $11.4 million in the first nine months of fiscal 2017 compared to $14.3 million in the first nine months of fiscal 2016. The change of cash from investing activities was the net result of a lower level of purchases of property and equipment and an increase in investments of cash in marketable securities in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. Purchases of property and equipment totaled $6.7 million in the first nine months of fiscal 2017 compared to $13.4 million in the first nine months of fiscal 2016. An increase in net cash invested in marketable securities, net of maturities of $4.3 million, was due to the increase in cash from operations, a decrease in cash outflow expectations, and the timing of investment decisions of excess cash into marketable securities.

Cash flows from financing activities:  Cash used in financing activities was $13.2 million for the nine months ended January 28, 2017 compared to $12.9 million in the same period one year ago. Dividends of $10.6 million, or $0.24 per share, were paid to Daktronics shareholders during the first nine months of fiscal 2017, as compared to dividends of $13.2 million, or $0.30 per share, paid to Daktronics shareholders during the first nine months of fiscal 2016. In the first quarter of fiscal 2017, we began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors. In the nine months ended January 28, 2017, we repurchased $1.8 million of shares.

Other Liquidity and Capital Resources Discussion: We have $7.0 million of retainage on long-term contracts included in receivables and costs in excess of billings as of January 28, 2017, which we expect to collect within one year.

Working capital was $131.7 million and $123.7 million at January 28, 2017 and April 30, 2016, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We have a credit agreement with a U.S. bank for a $35.0 million line of credit, which includes up to $15.0 million for standby letters of credit.  On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 2.2 percent at January 28, 2017.  We are assessed a loan fee equal to 0.125 percent per annum of any unused portion of the loan.  As of January 28, 2017, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $5.2 million.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends or other distributions (with the exception of any U.S. bank approved special cash dividend), a capital expenditure reserve of $6 million, and income tax expenses paid in cash, but excluding cash used to repurchase any Daktronics, Inc. stock over (b) all principal and interest payments with respect to debt, excluding principal payments on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We will use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40.0 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a loan fee equal to 0.15 percent per annum of any unused portion of the loan. As of January 28, 2017, there were no advances outstanding under the loan agreement and approximately $6.8 million in bank guarantees under this line of credit.

As of January 28, 2017, we were in compliance with all applicable covenants. The minimum fixed charge coverage ratio as of April 30, 2016 was (15)-to-1, and the ratio of interest-bearing debt to EBITDA as of January 28, 2017 was .09-to-1.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.06
September 1, 2016	September 12, 2016	September 23, 2016	$0.07
December 1, 2016	December 12, 2016	December 23, 2016	$0.07
March 2, 2017	March 13, 2017	March 24, 2017	$0.07

The following table summarizes the special dividends declared and paid since the fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.04

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At January 28, 2017, we had $31.1 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $15 million for fiscal 2017 for manufacturing equipment for new or enhanced product production, demonstration equipment for new products, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 28, 2017, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the nine months ended January 28, 2017, net sales originating outside the United States were 17.9 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believe currency risk in any foreign location to be significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of intercompany receivables from certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $14.5 million, and all contracts mature within 10 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 13. Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 28, 2017, our outstanding marketing obligations were $0.6 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 28, 2017, our outstanding long-term receivables were $5.1 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2017	2018	2019	2020	2021	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$778	$1,805	$1,180	$616	$387	$339
Average interest rate	9.0%	8.9%	8.8%	8.7%	8.5%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$71	$293	$1,258	$986	$—	$—
Average interest rate	1.1%	1.5%	7.8%	3.3%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$109	$241	$190	$94	$10	$—
Average interest rate	8.2%	8.9%	9.0%	9.0%	9.0%	—%

Of our $48.4 million in cash and cash equivalents at January 28, 2017, $34.1 million was denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

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

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 28, 2017, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 28, 2017, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 28, 2017, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases of common stock during the nine months ended January 28, 2017:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
July 26 - January 28, 2017	284,277	$6.42	284,277	$38,174,836
Total	284,277		284,277
(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Board of Directors on June 17, 2016. The first purchase under the program was made on July 26, 2016, and there were no other purchases in any other month during the nine months ended January 28, 2017.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 3, 2017

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.