Form 10-K
period 2017-04-29
DAKTRONICS INC /SD/
filed 2017-06-09
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 29, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___.
Commission File Number: 0-23246

Daktronics, Inc.
(Exact name of Registrant as specified in its charter)

South Dakota	46-0306862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Daktronics Drive Brookings SD	57006
(Address of principal executive offices)	(Zip Code)
(605) 692-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NASDAQ Global Select Market
Common Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at October 29, 2016 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $369,635,310. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 5, 2017 was 44,183,666.

Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 30, 2017 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 29, 2017

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

PART I.

Item 1.  BUSINESS

Business Overview

Daktronics, Inc. (the “Company”, “Daktronics”, “we”, “our”, or “us”) is the world's industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications.  We serve our customers by providing the highest quality standard display products as well as custom-designed and integrated systems.  We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems.  We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video.

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company, offering shares under the symbol DAKT on the NASDAQ National Market system. Today, Daktronics has grown from a small company operating out of a garage to the world leader in the display industry.

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

We strive to grow into new geographic markets by strategically adding resources and emerging markets. Two of our targeted acquisitions were in fiscal 2015 and 2016; these acquisitions support our long-term growth objectives which are to increase sales and profitability. For more information regarding these acquisitions, see "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Our annual, quarterly and current reports and any amendments to those reports are filed with the Securities and Exchange Commission (“SEC”) and are available at http://investor.daktronics.com. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. These reports are also found on the SEC’s website at www.sec.gov. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so all our customers' large format display needs could be met in a complete, integrated system.  This has proved to be a key factor in Daktronics becoming a leader in large electronic displays.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below:

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display systems sales in professional sports, colleges and universities, and commercial spectacular projects.  We also use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence.  The majority of the products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail advertising, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams and demonstration equipment.

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

Manufacturing. A majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China, Belgium, and Ireland. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly) and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. Our manufacturing facilities are somewhat aligned with our business segments' sales, marketing, and product development to accelerate technology improvements and improve our cost structure. Given the cyclical nature of some parts of our business and dispersed sales geography, we balance and maintain our ability to manufacture the same products across our plants so we can efficiently utilize our capacity and reduce supply chain costs. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through product platform strategies. Our manufacturing facilities have embraced lean manufacturing techniques throughout all areas.  For more details on our facilities, see "Item 2. Properties."

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
•Out-of-Home Advertising displays
•Digit and price displays
•Dynamic messaging systems

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

Our mobile and modular display systems are transportable and are comprised of lightweight individual LED video panels less than a square meter in size and are assembled together to form a display in a customizable size.  These displays are used for touring shows and live events market.

Our display technology may be integrated with architectural mesh to deliver a dynamic communication medium that provides a semi-transparent viewing experience within a building. These displays can be mounted over a solid facade or in front of windows resulting in a finished solution that is free from visible cabling and deliver a clean, semi-transparent view. These displays are less than one inch in depth and provide an elegant, refined structural appearance.

Our line of freeform LED displays is architectural lighting and display products. The ProPixel® freeform products use mountable LED elements to transform ordinary structures into stunning visual landmarks. A flexible mounting platform allows designers to transform any structure into a full-motion video display.

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

Message Displays.  The key product lines in this group are the Galaxy® and GalaxyPro® and are generally controlled with our Venus® 1500 display controller or Venus Control Suite.

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

Our line of digital billboards offers a unique display solution for the Out-of-Home (“OOH”) advertising industry.  The products are used to display images which change at regular intervals.  These systems include many features unique to the outdoor advertising market, such as our patented mounting system, self-adjusting brightness, improved energy consumption, and enhanced network security.

The Visiconn® system and Venus Control Suite are the software applications for controlling content and playback loops for digital billboard applications.  This system can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors and other display technologies.

Our line of street furniture engages people with advertising content at eye level as they walk through campuses, cityscapes, and outlet malls. This design enhances the message and complements surrounding architecture. These advertising light boxes are our most flexible solution for digital OOH campaigns.

Digit and Price Displays.  This product line includes our DataTime® and Fuelight™ displays. The DataTime® product line consists of outdoor time and temperature displays which use a remote sensor for temperature data. Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.

Dynamic Messaging Systems(DMS)™: Our dynamic messaging systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions allow customers to broadcast advertising campaigns and other information through the software, media players and visual hardware. Some of our DSM solutions are marketed through our subsidiary ADFLOW, Inc.

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

Seasonality

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Net sales and gross profit percentages also have fluctuated due to other seasonal factors, including the impact of holidays, which primarily affects our third fiscal quarter.

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

Employees

As of April 29, 2017, we employed approximately 2,405 full-time employees and approximately 304 part-time and temporary employees.  Of these employees, approximately 935 were in manufacturing, 565 were in sales and marketing, 548 were in customer service, 405 were in engineering and 256 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Item 1A.  RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with the rapidly changing product market or compete effectively, we could lose market share and large project orders, and our results of operations could be negatively impacted.

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

Our results of operations on a quarterly and annual basis are likely to fluctuate and are substantially affected by the size and timing of large contract order awards and conversion to net sales.

Our net sales and earnings have varied in the past and are likely to vary in the future. When awarded large contracts, primarily in the college and professional sports facilities markets, the OOH niche, transportation market, and the large spectacular niche, the timing and amount could cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amount are difficult to predict, may not be repeatable, and are outside of our control. Operating results in one quarter or fiscal year may not be indicative of future operating results. Some factors that may cause our operating results to vary include:

•	new product introductions;

•	variations in product mix;

•	production capacity utilization; and

•	delays or cancellations of orders.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements, which could have a material impact on our financial condition and results of operations.

Our management is required under U.S. GAAP to make estimates and assumptions as of the dates of our financial statements. These estimates and assumptions affect the recognition of contract revenue, costs, profits or losses in applying the principles of percentage of completion; estimated amounts for warranty costs; the collectability of billed and unbilled accounts receivable and the amount of any allowance for doubtful accounts; the continuing utility of our property and equipment; the amount of estimated liabilities; the valuation of assets acquired plus liabilities, goodwill, and intangible assets assumed in acquisitions; the valuation of our deferred tax assets; and the valuation of stock-based compensation. If management's estimates and assumptions are not reasonable, our financial condition or results of operation could be adversely affected.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation.

We provide warranties on our products with terms varying from one to 10 years.  In addition, we offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and accrue a liability for estimated warranty costs, unanticipated claims could have a material adverse impact on our financial results.  During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. We increased our accrued warranty obligations by $1.8 million during fiscal 2017, $9.2 million during fiscal 2016 and $1.2 million during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for more information regarding our warranty accrual. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation. The time required to remediate a claim may take time and could result in lost or deferred revenue, lead to costly warranty expenses, and could have a material adverse impact on our financial condition and operating results.

We enter into fixed-price contracts on a regular basis, which could reduce our profits.

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

We obtain some of our raw materials from one or a limited number of suppliers. If we cannot obtain key raw materials from our suppliers, the raw materials may not be readily available from other suppliers, other suppliers may not agree to supply the materials to us on terms as favorable as the terms we currently receive, or the raw materials from any other suppliers may not be of adequate and consistent quality. Although we believe our supply of raw materials is adequate for the needs of our business, we cannot assure that new sources of supply will be available when needed.  Any interruption in our supply of raw materials could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

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

Global geopolitical changes expose our operations to risks and uncertainties, including unfavorable political developments, economic changes, unfavorable trading policies, and additional compliance with foreign and domestic governmental regulations or requirements.

Our United States and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by changes in treaty and trade relationships, changes in monetary and fiscal policies, changes in laws and regulations, or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties exist include changing social conditions and attitudes, terrorism, or political hostilities and war. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect consumer spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.

Global tax law changes may adversely affect our business, financial condition and results of operations.

We are subject to the income tax laws of the United States and its various state and local governments as well as several foreign jurisdictions. Our future income taxes could be materially adversely affected by changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, or the outcome of income tax audits and any related litigation.

Further changes in the tax laws of the United States and foreign jurisdictions could arise, including tax reform in the United States and the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition and results of operations.

Our future results may be affected by legal compliance risks related to the United States Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws for the countries in which we operate.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. It also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Although we have internal policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage.

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

The following factors are among those that could complicate capacity planning for market demand:

•	changes in the demand for and mix of products that our customers buy;

•	our ability to add and train our manufacturing staff in advance of demand;

•	the market’s pace of technological change;

•	variability in our manufacturing productivity;

•	long lead time for components used in production;

•	geography of the order and related shipping methods; and

•	long lead times for our plant and equipment expenditures.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals,” which has imposed and may impose additional costs on us and could raise reputational challenges and other risks.

The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required annually, we filed Forms SD in May 2016 and May 2017 reporting our work performed to gain information on the source of conflict minerals we use. We incurred costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins for all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded on our consolidated balance sheet as described in "Note 5. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which would adversely affect our results of operations in future periods. During fiscal 2017, we recorded a technology and customer list intangible asset impairment of $0.8 million.

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

The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, merge, sell assets, make distributions (including cash dividends) and create or incur liens.  The availability of credit facilities is also subject to certain covenants as explained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 9. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

For the foreseeable future, it is anticipated that borrowings from our existing credit facilities and cash provided by operating activities should provide sufficient funds to finance our capital expenditures, working capital and otherwise meet operating expenses and debt service requirements.  However, if additional capital is required, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to perform their obligations to us.

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

We rely on a variety of intellectual property rights we use in our products and services.  We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged.  In particular, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources even if we ultimately prevail.

In addition, intellectual property of others also has an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services.

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

We rely heavily on digital technologies for the successful operation of our business and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. Any disruption in our digital technologies could affect our business and operations, including our manufacturing and after sale servicing processes, severely damaging our reputation with customers, suppliers, employees and investors and exposing us to risk of litigation and liability.

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

Additionally, if we fail to meet or exceed the expectations of securities analysts and investors, or if one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates and forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio, press reports and blogs.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, who is Dr. Aelred Kurtenbach's son, serves as our Chairman and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 10.2% of our outstanding common stock as of June 5, 2017, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 5, 2017. In addition, our other executive officers and directors, in the aggregate, beneficially owned an additional 4.8% of our outstanding common stock as of June 5, 2017, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 5, 2017. While this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are in areas we deem necessary to meet sales, service and operating requirements.  We consider all our properties to be both suitable and adequate to meet our requirements for the foreseeable future. A description of our principal facilities is set forth below:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	773,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	150,000	Manufacturing, Sales, Service, Office
Rupelmonde, Belgium	Owned	40,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	44,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	295,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	90,500	Manufacturing, Sales, Service, Office

The remaining sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2025.  We believe all our leases will be renewable at market terms, at our discretion, or that suitable alternative space would be available to lease under similar terms and conditions. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on lease obligations.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “DAKT.”  As of June 5, 2017, we had 1,083 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2017			Fiscal Year 2016
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
1st Quarter	$8.55	$6.00	$0.10	$12.23	$10.13	$0.10
2nd Quarter	9.97	6.45	0.07	12.24	8.20	0.10
3rd Quarter	11.00	8.19	0.07	10.25	7.37	0.10
4th Quarter	10.17	8.97	0.07	8.72	6.90	0.10

On June 1, 2017, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on June 23, 2017 to holders of record of our common stock on June 13, 2017.

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

Share Repurchases

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the first quarter of fiscal 2017, we repurchased 0.3 million shares of common stock at a total cost of $2 million, and there have been no other purchases during fiscal 2017. We may repurchase up to an additional $38 million of common stock under the current Board authorization.

Performance Graph

The following graph shows changes during the period from April 28, 2012 to April 29, 2017 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Items 7 and 8 of this Annual Report on Form 10-K.  The statement of operations data for the fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015 and the balance sheet data at April 29, 2017 and April 30, 2016 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended April 26, 2014 and April 27, 2013 and the balance sheet data at May 2, 2015, April 26, 2014 and April 27, 2013 are derived from audited financial statements that are not included in this Form 10-K.

	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$586,539	$570,168	$615,942	$551,970	$518,322
Gross profit	140,415	121,019	144,579	141,710	133,894
Gross profit margin	23.9%	21.2%	23.5%	25.7%	25.8%
Operating income	15,421	2,495	31,285	36,557	30,600
Operating margin	2.6%	0.4%	5.1%	6.6%	5.9%
Net income	10,342	2,061	20,882	22,206	22,779
Diluted earnings per share	0.23	0.05	0.47	0.51	0.53
Weighted average diluted shares outstanding	44,303	44,456	44,443	43,762	42,621
Balance Sheet Data:
Working capital	$127,130	$123,714	$149,075	$140,532	$125,456
Total assets	355,433	349,948	379,479	357,451	319,418
Total long-term liabilities	26,552	27,364	25,420	20,624	16,480
Total shareholders' equity	198,286	201,067	212,039	203,119	188,246
Cash dividends per share	0.31	0.40	0.40	0.39	0.73

Daktronics, Inc. operates on a 52 or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 29, 2017, April 30, 2016, April 26, 2014 and April 27, 2013 contained operating results for 52-weeks while the fiscal year ended May 2, 2015 contained operating results for 53-weeks.

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

Increases in user adoption; the acceptance of a variety of digital solutions; and the decline of digital solution pricing over the years has increased the size of the global market.  With this positive demand, strong competition exists across all of our business units, which causes margin constraints.  Projects with multi-million dollar revenue potential also attract competition, which generally reduces profitability.

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

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
Standard display product market growth due to market adoption and lower product costs, which drive marketplace expansion. Standard display products are used to attract or communicate with customers and potential customers of retail, commercial, and other establishments.  Pricing and economic conditions are the principle factors that impact our success in this business unit. We utilize a reseller network to distribute our standard products.

•
National accounts standard display market opportunities due to customers' desire to communicate their message, advertising and content consistently across the country. Increased demand is possible from retailers, quick serve restaurants, petroleum businesses, and other nationwide organizations.

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

•	Replacement cycles within each of these areas.

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

•	Dynamic messaging systems needs throughout a sports facility.

•	Replacement cycles within each of these areas.

High School Park and Recreation Business Unit: Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:

•	Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays versus traditional scoreboards.

•	Increased demand for different types of displays and Dynamic Messaging Systems, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in athletic facilities, such as aquatic venues in schools.

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

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East. We also focus on sports facility, spectacular-type, and third-party advertising market opportunities and the factors listed in each of the other business units to the extent they apply outside the United States and Canada.

Each of our business units is impacted by adverse economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business also can be seriously impacted. Our Commercial and International business units are highly dependent on economic conditions in general.

The cost to manufacture and selling prices of our products have decreased over time and are expected to continue to decrease in the future. As a result, each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units.

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition on long-term construction-type contracts.  Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material, labor, subcontracting and indirect costs related to contract performance.  Indirect costs include charges for such items as facilities, engineering and project management.  Provisions for estimated losses on uncompleted contracts are made in the period such losses are capable of being estimated.  Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our practice is to revise estimates as soon as such changes in estimates are known.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts is combined, revenue and profit are recognized uniformly over the performance of the combined projects.  We segment revenues in accordance with the contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  To identify impairment in customers’ ability to pay, we review aging reports, contact customers in connection with collection efforts and review other available information.  Although we consider our allowance for doubtful accounts adequate, if the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine the allowance for doubtful accounts.  As of April 29, 2017 and April 30, 2016, we had an allowance for doubtful accounts balance of approximately $2.6 million and $2.8 million, respectively.

Warranties.  We have recognized an accrued liability for warranty obligations equal to our estimate of the actual costs to be incurred in connection with our performance under the contractual warranties.  Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional accruals may become necessary, resulting in an increase in costs of goods sold.  As of April 29, 2017 and April 30, 2016, we had approximately $27.9 million and $30.5 million accrued for these costs, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 17. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information on warranties.

Extended warranty and product maintenance.  We recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional charges may be necessary, resulting in an increase in costs of goods sold.  In determining if additional charges are necessary, we examine cost trends on the contracts and other information and compare them to the deferred revenue.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 29, 2017 and April 30, 2016, we had $16.2 million and $15.1 million of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

Inventory.  Inventories are stated at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In valuing inventory, we estimate net realizable value, and if it is believed to be lower than cost, any necessary adjustments are charged to costs of goods sold in the period in which they occur.  In determining net realizable value, we review various factors such as current inventory levels, forecasted demand, and technological obsolescence.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate net realizable value of inventory.  However, if market conditions change, including changes in technology, product components used in our products or expected sales, we may be exposed to unforeseen losses which could be material. As of April 29, 2017 and April 30, 2016, we had $5.0 million of allowance for excess and obsolete inventory, respectively.

Income taxes.  We operate in multiple income tax jurisdictions both within the United States and internationally. Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes in each tax jurisdiction. Tax laws require that certain items be included in the tax returns at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary and reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities and reflect the enacted income tax rates in effect for the years in which the differences are expected to reverse. We recognize a valuation allowance for deferred tax assets if it is "more likely than not" that some or all of the benefits will not be realized. As of April 29, 2017 and April 30, 2016, we had $2.1 million and $1.7 million of valuation allowances related to foreign net operating loss carryforwards and capital loss carryforwards.

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

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at that time. We have approximately $11.5 million of untaxed earnings which have been indefinitely reinvested.

Asset Impairment. Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, Intangibles - Goodwill and Other.  Our impairment review involves estimating the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach at the reporting unit level, requiring significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge.  We use our judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological changes or competitive activities may signal an asset has become impaired.

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

During fiscal 2017, we recognized an impairment loss of $0.8 million on intangible assets related to a technology and customer list. See "Note 5. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in the Form 10-K for further information.

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

We analyze historical employee exercise and termination data to estimate the expected life assumption of a new employee stock option.  We believe historical data currently represents the best estimate of the expected life of a new employee stock option.  The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.  We estimate the expected volatility of our stock price in future periods by using the historical volatility. We use an expected dividend yield based on our historical dividend yield pattern.  The amount of share-based compensation expense we recognize during a period is based on the portion of the awards ultimately expected to vest.  We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Critical Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

RESULTS OF OPERATIONS

Net Sales

The following table shows information regarding net sales for the fiscal years ended April 29, 2017, April 30, 2016, and May 2, 2015:

	April 29, 2017	April 30, 2016	2017 vs 2016		May 2, 2015	2016 vs 2015
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$148,073	$148,261	$(188)	(0.1)%	$165,793	$(17,532)	(10.6)%
Live Events	213,982	205,151	8,831	4.3%	231,877	(26,726)	(11.5)%
High School Park and Recreation	82,798	70,035	12,763	18.2%	67,657	2,378	3.5%
Transportation	52,426	52,249	177	0.3%	48,333	3,916	8.1%
International	89,260	94,472	(5,212)	(5.5)%	102,282	(7,810)	(7.6)%
	$586,539	$570,168	$16,371	2.9%	$615,942	$(45,774)	(7.4)%
Orders:
Commercial	$151,562	$135,824	$15,738	11.6%	$170,209	$(34,385)	(20.2)%
Live Events	222,965	220,377	2,588	1.2%	226,354	(5,977)	(2.6)%
High School Park and Recreation	83,605	76,485	7,120	9.3%	69,188	7,297	10.5%
Transportation	62,638	56,834	5,804	10.2%	50,845	5,989	11.8%
International	92,734	71,266	21,468	30.1%	114,977	(43,711)	(38.0)%
	$613,504	$560,786	$52,718	9.4%	$631,573	$(70,787)	(11.2)%

Fiscal Year 2017 as compared to Fiscal Year 2016

Commercial: Net sales for fiscal 2017 compared to fiscal 2016 remained relatively flat. We had declines in billboard shipments this year compared to last year and the volatility of large custom video demand in our spectacular niche, offset by increased demand in our on-premise niche related to a full year of sales from ADFLOW, the company we acquired in the fourth quarter of fiscal 2016. ADFLOW sales in the Commercial business unit were $9.9 million during fiscal 2017.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to the timing of an increase in our on-premise niche related to in-store media solutions due to ADFLOW and increases in the spectacular niche due to the timing of large customer projects. While we estimate our market share held in the billboard niche national operators expanded with independent billboard operators, we experienced a decline in billboard niche orders for the year. Order activity in the billboard niche is impacted by customer capital allocation decisions and overall satisfaction with our product lifetime, leading to longer product replacement cycles.

We continue to see adoption of video solutions in our Commercial business unit marketplace. We see opportunity for orders and sales in our billboard, on-premise, and spectacular niches due to replacement cycles, expansion of Dynamic Messaging SystemsTM usage, and increased market size due to decline of digital pricing solutions over the years. A number of large custom video contract opportunities are available in the marketplace for unique facades throughout North America. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environment, and competitive factors, it is difficult to predict orders and net sales for fiscal 2018. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Live Events:  The increase in net sales for fiscal 2017 compared to fiscal 2016 was primarily due to work completed for football stadiums and continued demand for upgraded or new solutions throughout other sports venues for national sports leagues, minor league teams and colleges and universities.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily the result of order timing variability of large professional sports projects as compared to last year.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display system in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, and competitive factors, make forecasting fiscal 2018 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2017 compared to fiscal 2016 was primarily due to increased video project sizes with higher average selling prices and more custom indoor video and audio demand compared to last year.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to strong market demand for video in sporting applications with larger average selling prices than orders for scoring or message centers.

We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2018, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents.  A number of factors, such as the discretionary nature of customers committing to upgrade systems and competitive factors, make forecasting fiscal 2018 orders and net sales difficult. For the long term, we believe this market presents growth opportunities as the economy continues to improve and larger video systems are adopted.

Transportation:  Net sales for fiscal 2017 compared to fiscal 2016 remained relatively flat.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to the variability caused by large order timing and increased state government procurement project activity. During fiscal 2017, we had an award of a multi-million dollar project for an active traffic management system with no same sized projects in the prior year.

A number of factors, such as transportation funding, the competitive environment, customer delivery changes and various other factors, make forecasting orders and net sales difficult for fiscal 2018. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs show signs of growth over the long-term. Without transportation funding, payments to state governments could be reduced and could have a negative impact on our net sales and financial results in the Transportation business unit.

International:  The decrease in net sales for fiscal 2017 compared to fiscal 2016 was primarily the result of the variability of timing of conversion of orders to net sales. Our backlog increased at the end of fiscal 2017 and had been reduced at the end of fiscal 2016.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to increased market activity in sports and spectacular projects and OOH application business. Global macroeconomic conditions also improved during fiscal 2017 as compared fiscal 2016.

For fiscal 2018, while our pipeline for large commercial, sports and OOH application, and transportation applications remains strong, macroeconomic factors may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2018. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share and due to the increased use and adoption of our technology globally.

Backlog: The product order backlog as of April 29, 2017 was $203.2 million as compared to $181.2 million as of April 30, 2016.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog increased from one year ago in all of our business units.

Fiscal Year 2016 as compared to Fiscal Year 2015

Net sales and orders were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52-week fiscal year. The fiscal year ended April 30, 2016 contained 52-weeks. The additional week of sales constituted approximately 2% of the decrease in the net sales for the 2016 fiscal year compared to fiscal 2015.

Commercial: The decrease in net sales for fiscal 2016 compared to fiscal 2015 was the net result of a decrease of sales in our billboard niche due to volatility of order timing and general market delay in placing orders as compared to prior periods due to customer capital allocation decisions and overall satisfaction with our product lifetime, leading to longer product replacement cycles. There were higher than usual fiscal 2015 first quarter billboard sales caused by construction site delays in late fiscal 2014 that moved more work into fiscal 2015. Net sales in our spectacular niche were also down in fiscal 2016 as compared to fiscal 2015 due to the timing of projects, which was offset by an increase in the net sales of our on-premise niche in fiscal 2016.

The decrease in orders for fiscal 2016 compared to fiscal 2015 was primarily due to the softening in customer demand in the digital billboard niche and delayed customer commitments on large custom video project orders in our spectacular niche. In fiscal 2016 as compared to fiscal 2015, orders increased in our national account niche because of increased demand from a national company using petroleum displays, and orders were up slightly in our on-premise business.

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

Transportation:  The increase in net sales for fiscal 2016 compared to fiscal 2015 was primarily the result of increased availability of federal funding for intelligent transportation systems and mass transit projects.

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

The decrease in orders for fiscal 2016 compared to fiscal 2015 was primarily due to global macroeconomic conditions, a strong U.S. dollar, competition, and the timing and volatility of large orders.

Gross Profit

	Year Ended
	April 29, 2017		April 30, 2016		May 2, 2015
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$36,514	24.7%	$29,147	19.7%	$44,344	26.7%
Live Events	40,810	19.1	36,568	17.8	40,945	17.7
High School Park and Recreation	26,388	31.9	20,624	29.4	21,561	31.9
Transportation	18,027	34.4	16,572	31.7	14,647	30.3
International	18,676	20.9	18,108	19.2	23,082	22.6
	$140,415	23.9%	$121,019	21.2%	$144,579	23.5%

Fiscal Year 2017 as compared to Fiscal Year 2016

The gross profit percentage increase for fiscal 2017 compared to fiscal 2016 was primarily due to lower warranty charges, higher sales volumes, and the product mix of sales. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2017 compared to fiscal 2016 was primarily the result of lower warranty charges as fiscal 2016 had specific warranty obligations for particular projects, improved productivity at lower costs in manufacturing areas, the non-recurrence of a licensing charge that negatively impacted fiscal 2016, offset by lower profitability on sales mix due to the competitive environment.

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2017 compared to fiscal 2016 was the result of a favorable sales mix impacted by project sizes and type, increased volumes of sales, and slight decline in manufacturing related costs.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for fiscal 2017 compared to fiscal 2016 primarily was due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure and lower production costs due to process improvements.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2017 compared to fiscal 2016 was primarily due to favorable sales mix and lower warranty costs as a percent of sales.

International:  The gross profit percent increase in the International business unit for fiscal 2017 compared to fiscal 2016 was primarily the result of lower warranty costs as a percent of sales, which were offset by a negative impact due to a $0.6 million non-digital technology intangible asset impairment.

It is difficult to project gross profit levels for fiscal 2018 because of the uncertainty regarding the level of sales, the sales mix and timing, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include releasing new product designs to lower overall costs of the product, improving reliability to reduce warranty expenses, global capacity capability and planning, meeting customer solution expectations, and continued improvements in operational effectiveness in manufacturing, installation, and services delivery areas.

Fiscal Year 2016 as compared to Fiscal Year 2015

The gross profit percentage decreased for fiscal 2016 compared to fiscal 2015. This decline was primarily due to additional warranty charges in fiscal 2016, decreased volume levels throughout manufacturing areas, increased personnel costs, a change in the mix of business, and the increased competitive environment. The following describes the overall impact by business unit:

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

Live Events:  The slight gross profit percent increase in the Live Events business unit for fiscal 2016 compared to fiscal 2015 was the result of decreased expenditures incurred for overtime, expediting, and shipping costs to meet critical event dates incurred for our customers in fiscal 2015 that were not incurred in fiscal 2016 and improved manufacturing utilization, which were offset by an increase in warranty costs as a percent of sales and increases in personnel related expenses.

High School Park and Recreation:  The gross profit percent decrease in the High School Park and Recreation business unit for fiscal 2016 compared to fiscal 2015 primarily was due to recognizing a $1.3 million gain on the sale of our theatre rigging manufacturing division during fiscal 2015 and having no comparable transaction occurring during fiscal 2016. Gross profit also declined due to increases in personnel related expenses.

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

Selling Expenses

	Year Ended
	April 29, 2017			April 30, 2016			May 2, 2015
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$18,468	12.5%	15.9%	$15,938	10.7%	0.9%	$15,802	9.5%
Live Events	13,060	6.1	(2.5)	13,390	6.5	(1.6)	13,611	5.9
High School Park and Recreation	10,275	12.4	(0.3)	10,310	14.7	(1.2)	10,436	15.4
Transportation	4,561	8.7	11.1	4,106	7.9	(3.3)	4,244	8.8
International	15,323	17.2	1.7	15,068	15.9	8.6	13,870	13.6
	$61,687	10.5%	4.9%	$58,812	10.3%	1.5%	$57,963	9.4%

Fiscal Year 2017 as compared to Fiscal Year 2016

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

During fiscal 2017, we focused on constraining cost growth throughout the company due to short-term order uncertainty and our desire to allocate additional resources to product design and development. Selling expense in the Commercial business unit increased primarily due to a full year of expenses from ADFLOW, the company acquired in the fourth quarter of fiscal 2016. Selling expense was constrained and remained relatively flat in dollars for fiscal 2017 compared to fiscal 2016 in in our Live Events, High School Park and Recreation, Transportation, and International business units. International business unit selling expenses included a $0.2 million intangible asset impairment related to a customer list. Bad debt expense company-wide was $1.4 million for fiscal 2017 as compared to $1.3 million for fiscal 2016. We continue to focus on recovery and collection risk mitigation.

During fiscal 2018, we plan to invest in areas to enable order growth, but continue to expect constraints in selling expenses. We expect selling expenses will increase slightly in dollars for fiscal 2018 as compared to fiscal 2017.

Fiscal Year 2016 as compared to Fiscal Year 2015

All areas of selling expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52-week fiscal year. The fiscal year ended April 30, 2016 contained 52-weeks.

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

Selling expense in our Commercial business unit remained relatively flat.

Other Operating Expenses

	Year Ended
	April 29, 2017			April 30, 2016			May 2, 2015
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$34,226	5.8%	4.3%	$32,801	5.8%	6.9%	$30,679	5.0%
Product design and development	$29,081	5.0%	8.1%	$26,911	4.7%	9.2%	$24,652	4.0%

Fiscal Year 2017 as compared to Fiscal Year 2016

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in fiscal 2017 increased as compared to fiscal 2016 primarily due to increases in personnel expenses and professional fees, partially offset by declines in information technology software and hardware expenses. Professional fees have increased due to defensive work to protect our patent portfolio.

We expect general and administrative expenses to increase in dollars primarily for personnel related expenses and investments in information technology software and hardware expenses for fiscal 2018 as compared to fiscal 2017.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities cost and equipment-related costs and supplies. Product development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. We plan continued investments in our software and controller capabilities throughout our varied product offerings. Through all design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development while the rest is allocated to large contract work and is included in cost of goods sold. Product development expenses in fiscal 2017 increased compared to fiscal 2016 primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of our products and solutions to the market. This acceleration is expected to cause product design and development expenses to increase in fiscal 2018.

Fiscal Year 2016 as compared to Fiscal Year 2015

All areas of operating expenses were impacted as a result of the 53-week fiscal year ended May 2, 2015 compared to the more common 52-week fiscal year. The fiscal year ended April 30, 2016 contained 52-weeks.

General and administrative expenses in fiscal 2016 increased as compared to fiscal 2015 primarily due to increases in information technology and personnel expenses, which were partially offset by decreases in professional fees.

Product development expenses in fiscal 2016 increased compared to fiscal 2015 primarily due to an increase in time spent on the development of new or enhanced solutions development in order to meet market demand for these solutions. The increase is primarily a function of the increased activity and includes personnel, materials, and professional services expenditures.

Other Income and Expenses

	Year Ended
	April 29, 2017			April 30, 2016			May 2, 2015
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$521	0.1%	(31.4)%	$759	0.1%	(15.3)%	$896	0.1%
Other (expense) income, net	$(354)	(0.1)%	176.6%	$(128)	—%	(74.3)%	$(498)	(0.1)%

Fiscal Year 2017 as compared to Fiscal Year 2016

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased in fiscal 2017 as compared to fiscal 2016 as a result of lower long-term receivables which bear imputed interest rates and lower interest rates realized on lower average invested cash during the same period. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net: The change in other income and expense, net for fiscal 2017 as compared to fiscal 2016 was primarily due to foreign currency volatility offset by the losses from an equity method affiliate.

Fiscal Year 2016 as compared to Fiscal Year 2015

Interest income, net: Interest income, net decreased in fiscal 2016 as compared to fiscal 2015 as a result of interest expenses related to a tax audit assessment.

Other (expense) income, net: The change in other income and expense, net for fiscal 2016 as compared to fiscal 2015 was primarily due to adjustment of contingent consideration for a past acquisition offset by foreign currency gains.

Income Taxes

Our effective tax rate was approximately 33.7 percent, 34.1 percent and 34.1 percent for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

The effective income tax rate for fiscal 2017 includes the impact of benefits from increased research and development tax credits due to increased activities globally offset by valuation allowances recorded during the current year in certain foreign jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	April 29, 2017	April 30, 2016	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$39,389	$13,581	190.0%
Investing activities	(18,180)	(23,818)	(23.7)
Financing activities	(16,323)	(17,754)	(8.1)
Effect of exchange rate changes on cash	(591)	(965)	(38.8)
Net increase in cash and cash equivalents	$4,295	$(28,956)	114.8%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $39.4 million for fiscal 2017 compared to $13.6 million in fiscal 2016. The increase in cash provided by operating activities of $25.8 million was the net result of an increase for changes in net operating assets and liabilities of $16.9 million, an increase of $8.3 million in net income, a $1.6 million increase in depreciation and amortization, a $0.8 million increase in an impairment loss of intangible assets, a $0.1 million loss on the sale of property and equipment, and a $1.1 million increase in other non-cash items, net, adjusted by a decrease of $3.0 million in our deferred income taxes, net.

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

Net cash used in investing activities:  Net cash used in investing activities totaled $18.2 million for fiscal 2017 compared to $23.8 million in fiscal 2016. Purchases of property and equipment totaled $8.5 million in fiscal 2017 compared to $17.1 million in fiscal 2016. A net cash outlay of $1.6 million was recognized during fiscal 2017 compared to $7.9 million recognized in fiscal 2016 for acquisitions and equity investments. An increase in net cash invested in marketable securities for fiscal 2017, net of maturities of $8.8 million, was due to the increase in cash from operations, a decrease in cash outflow expectations, and the timing of investment decisions of excess cash into marketable securities.

Net cash used in financing activities:  Net cash used in financing activities was $16.3 million for fiscal 2017 compared to $17.8 million in fiscal 2016. Dividends of $13.7 million, or $0.31 per share, were paid to Daktronics shareholders during fiscal 2017 compared to $17.6 million, or $0.40 per share, paid to Daktronics shareholders during fiscal 2016. In the first quarter of fiscal 2017, we began purchasing our common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors. During fiscal 2017, we repurchased $1.8 million of shares.

Other Liquidity and Capital Resources Discussion: We have $8.2 million of retainage on long-term contracts included in receivables and costs in excess of billings as of April 29, 2017, which we expect to collect within one year.

Working capital was $127.1 million at April 29, 2017 and $123.7 million at April 30, 2016.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash balances and marketable securities to meet our short-term working capital requirements. On large product orders, the time between order acceptance and project completion may extend up to and exceed 24 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements. For additional information on financing agreements, see, "Note 9. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We utilize cash to pay dividends to our investors. The following table summarizes the regular quarterly dividend declared and paid since the fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.06
September 1, 2016	September 12, 2016	September 23, 2016	$0.07
December 1, 2016	December 12, 2016	December 23, 2016	$0.07
March 2, 2017	March 13, 2017	March 24, 2017	$0.07
June 1, 2017	June 13, 2017	June 23, 2017	$0.07

The following table summarizes the special dividends declared and paid since the fiscal year end of April 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share
June 16, 2016	June 27, 2016	July 8, 2016	$0.04

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board of Directors at its discretion.

During fiscal 2017, the Board of Directors authorized a share repurchase program for the opportunistic purchase of shares from the open market. During fiscal 2017, we repurchased 0.3 million shares. Although we have authorization for additional share repurchases, any and all subsequent purchases are reviewed regularly for market conditions and are made to comply with the various regulations for company share repurchase programs. For additional information on the share repurchase program, see, "Note 10. Share Repurchase Program" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At April 29, 2017, we had $40.0 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be approximately $20 million for fiscal 2018 for manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

We believe our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future. If our growth extends beyond current expectations, profitability does not continue, or if we make any strategic investments, we may need to increase our credit facilities or seek other means of financing.  We anticipate we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources, although there can be no guarantee of such.

OFF-BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We enter into various lease, purchase and long-term obligations that require payments in future periods.  Operating lease obligations relate primarily to leased manufacturing space, office space, furniture, and vehicles.  Conditional and unconditional purchase obligations represent future payments for inventory, advertising rights and various other products and services purchase commitments. Long-term marketing obligations relate to amounts due in future periods for payments on net sales where we sold and installed our equipment in exchange for future advertising revenue.  When certain advertising revenue thresholds are met, all or a portion of excess cash is owed back to the customer.  Long-term obligations also consist of payments owed for a business combination if certain conditions in the business performance are met.

We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction type contracts. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are typically one year or less.

As of April 29, 2017, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term obligations and accrued interest	$3,224	$1,506	$1,707	$11	$—
Operating leases	9,783	2,740	3,778	2,843	422
Unconditional purchase obligations	4,909	3,151	1,083	296	379
Conditional purchase obligations	400	100	200	100	—
Unrecognized tax benefits	3,113	3,113	—	—	—
Total	$21,429	$10,610	$6,768	$3,250	$801
Other commercial commitments:
Standby letters of credit	$10,466	$6,724	$3,175	$567	$—
Surety bonds	$39,994	$30,625	$9,369	$—	$—

INFLATION

We believe inflation has not had a material effect on our operations or our financial condition, although it could in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through April 29, 2017, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the fiscal year 2017, net sales originating outside the United States were 18% of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by the sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.6 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of contracts with customers denominated in a foreign currency. The notional amount of these derivatives is $14.3 million, and all contracts mature within seven months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 16. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of April 29, 2017, our outstanding marketing obligations were $0.7 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 29, 2017, our outstanding long-term receivables were $4.9 million.  Each 25 basis point increase in interest rates would have an associated annual opportunity benefit of $15 thousand.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2018	2019	2020	2021	2022	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$2,274	$1,259	$620	$392	$290	$55
Average interest rate	8.8%	8.8%	8.7%	8.7%	8.4%	9.0%
Liabilities:
Long- and short-term debt:
Variable-rate	$1,226	$500	$918	$—	$—	$—
Average interest rate	3.6%	4.5%	3.3%	—%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$280	$195	$94	$11	$—	$—
Average interest rate	8.6%	9.0%	9.0%	9.0%	—%	—%

Of our $32.6 million in cash balances at April 29, 2017, $24.1 million were denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by the foreign subsidiaries.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We believe that we have adequate sources of supply for most of our key materials.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 29, 2017 and April 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries at April 29, 2017 and April 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daktronics, Inc.’s internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 9, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 9, 2017

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	April 29, 2017	April 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,623	$28,328
Restricted cash	216	198
Marketable securities	32,713	24,672
Accounts receivable, net	78,846	77,554
Inventories, net	66,486	69,827
Costs and estimated earnings in excess of billings	36,403	30,200
Current maturities of long-term receivables	2,274	3,172
Prepaid expenses and other assets	7,553	6,468
Income tax receivables	611	4,812
Total current assets	257,725	245,231

Property and equipment, net	66,749	73,163
Long-term receivables, less current maturities	2,616	3,866
Goodwill	7,812	8,116
Intangibles, net	4,705	7,721
Investment in affiliates and other assets	4,534	2,414
Deferred income taxes	11,292	9,437
TOTAL ASSETS	$355,433	$349,948

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,499	$43,441
Accrued expenses	25,033	23,532
Warranty obligations	13,578	16,564
Billings in excess of costs and estimated earnings	10,897	10,361
Customer deposits (billed or collected)	14,498	16,012
Deferred revenue (billed or collected)	12,137	10,712
Current portion of other long-term obligations	1,409	585
Income taxes payable	1,544	310
Total current liabilities	130,595	121,517

Long-term warranty obligations	14,321	13,932
Long-term deferred revenue (billed or collected)	5,434	5,603
Other long-term obligations	2,848	4,059
Long-term income tax payable	3,113	3,016
Deferred income taxes	836	754
Total long-term liabilities	26,552	27,364

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,372,357 and 43,998,635 shares issued at April 29, 2017 and April 30, 2016, respectively	52,530	51,347
Additional paid-in capital	38,004	35,351
Retained earnings	113,967	117,276
Treasury Stock, at cost, 303,957 and 19,680 shares at April 29, 2017 and April 30, 2016, respectively	(1,834)	(9)
Accumulated other comprehensive loss	(4,381)	(2,898)
TOTAL SHAREHOLDERS' EQUITY	198,286	201,067
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$355,433	$349,948

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net sales	$586,539	$570,168	$615,942
Cost of goods sold	446,124	449,149	471,363
Gross profit	140,415	121,019	144,579

Operating expenses:
Selling expense	61,687	58,812	57,963
General and administrative	34,226	32,801	30,679
Product design and development	29,081	26,911	24,652
	124,994	118,524	113,294
Operating income	15,421	2,495	31,285

Nonoperating income (expense):
Interest income	751	987	1,119
Interest expense	(230)	(228)	(223)
Other (expense) income, net	(354)	(128)	(498)

Income before income taxes	15,588	3,126	31,683
Income tax expense	5,246	1,065	10,801
Net income	$10,342	$2,061	$20,882

Weighted average shares outstanding:
Basic	44,114	43,990	43,514
Diluted	44,303	44,456	44,443

Earnings per share:
Basic	$0.23	$0.05	$0.48
Diluted	$0.23	$0.05	$0.47

Cash dividends declared per share	$0.31	$0.40	$0.40

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015

Net income	$10,342	$2,061	$20,882

Other comprehensive (loss) income:
Cumulative translation adjustments	(1,472)	(529)	(2,358)
Unrealized (loss) gain on available-for-sale securities, net of tax	(11)	7	(22)
Total other comprehensive loss, net of tax	(1,483)	(522)	(2,380)
Comprehensive income	$8,859	$1,539	$18,502

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 26, 2014:	$43,935	$29,923	$129,266	$(9)	$4	$203,119
Net income	—	—	20,882	—	—	20,882
Cumulative translation adjustments	—	—	—	—	(2,358)	(2,358)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Net tax benefit related to share-based compensation	—	38	—	—	—	38
Share-based compensation	—	3,038	—	—	—	3,038
Exercise of stock options	2,513	(306)	—	—	—	2,207
Employee savings plan activity	2,512	—	—	—	—	2,512
Dividends paid	—	—	(17,377)	—	—	(17,377)
Balance as of May 2, 2015:	48,960	32,693	132,771	(9)	(2,376)	212,039
Net income	—	—	2,061	—	—	2,061
Cumulative translation adjustments	—	—	—	—	(529)	(529)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	7	7
Net tax benefit related to share-based compensation	—	3	—	—	—	3
Share-based compensation	—	2,958	—	—	—	2,958
Exercise of stock options	610	(303)	—	—	—	307
Employee savings plan activity	1,777	—	—	—	—	1,777
Dividends paid	—	—	(17,556)	—	—	(17,556)
Balance as of April 30, 2016:	51,347	35,351	117,276	(9)	(2,898)	201,067
Net income	—	—	10,342	—	—	10,342
Cumulative translation adjustments	—	—	—	—	(1,472)	(1,472)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(11)	(11)
Share-based compensation	—	2,914	—	—	—	2,914
Exercise of stock options	343	(261)	—	—	—	82
Employee savings plan activity	840	—	—	—	—	840
Dividends paid	—	—	(13,651)	—	—	(13,651)
Treasury stock purchase	—	—	—	(1,825)	—	(1,825)
Balance as of April 29, 2017:	$52,530	$38,004	$113,967	$(1,834)	$(4,381)	$198,286

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,342	$2,061	$20,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,562	16,943	15,136
Impairment of intangible assets	830	—	—
Loss (gain) on sale of property, equipment and other assets	36	(71)	(1,207)
Share-based compensation	2,914	2,958	3,038
Gain on sale of equity investee	—	(119)	—
Provision for doubtful accounts	1,426	481	(222)
Deferred income taxes, net	(2,043)	911	2,146
Change in operating assets and liabilities	7,322	(9,583)	13,740
Net cash provided by operating activities	39,389	13,581	53,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,502)	(17,056)	(21,837)
Proceeds from sales of property, equipment and other assets	199	152	4,037
Purchases of marketable securities	(24,159)	(21,286)	(15,653)
Proceeds from sales or maturities of marketable securities	15,928	21,862	15,532
Proceeds from sale of equity method investment	—	377	—
Acquisitions, net of cash acquired	(1,646)	(7,867)	(6,306)
Net cash used in investing activities	(18,180)	(23,818)	(24,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(8)	(38)	(81)
Principal payments on long-term obligations	(921)	(467)	(1,163)
Dividends paid	(13,651)	(17,556)	(17,377)
Proceeds from exercise of stock options	343	610	2,513
Payments for common shares repurchased	(1,825)	—	—
Tax payments related to RSU issuances	(261)	(303)	(307)
Net cash used in financing activities	(16,323)	(17,754)	(16,415)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(591)	(965)	(641)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,295	(28,956)	12,230

CASH AND CASH EQUIVALENTS:
Beginning of period	28,328	57,284	45,054
End of period	$32,623	$28,328	$57,284

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

Fiscal year: We operate on a 52 or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year.  In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period.  The years ended April 29, 2017, April 30, 2016, and May 2, 2015 contained operating results for 52, 52, and 53-weeks, respectively.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in affiliates: Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities.

During fiscal 2017, we determined that through increased ownership levels, we had significant influence over one of our affiliates. The aggregate amount of investments accounted for under the equity method was $2,678 and $0 at April 29, 2017 and April 30, 2016, respectively. The equity method requires us to report our share of losses up to our equity investment amount. When the equity investment is reduced to zero, we recognize losses to the extent of and as an adjustment to the other investments in the affiliate in order of seniority or priority in liquidation. Cash paid for investments in affiliates is included in the "Acquisitions, net of cash acquired" line item in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the fiscal year ended April 29, 2017, our share of the losses of our affiliates was $136.

The aggregate amount of investments accounted for under the cost method was $42 and $1,211 at April 29, 2017 and April 30, 2016, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction-type contracts, estimated costs to be incurred for product warranties and extended maintenance contracts, excess and obsolete inventory, the allowance for doubtful accounts, share-based compensation, goodwill impairment and income taxes. Changes in estimates are reflected in the periods in which they become known.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Revenue recognition: Net sales are reported net of estimated sales returns and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $42 and $93 at April 29, 2017 and April 30, 2016, respectively.

Long-term construction-type contracts: Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Indirect costs include charges for such items as labor overhead, equipment, facilities, engineering, and project management.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable and capable of being estimated.  We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When a group of contracts are combined, revenue and profit are recognized uniformly over the performance of the combined projects.  We segment revenues in accordance with contract segmenting criteria in Accounting Standards Codification (“ASC”) 650-35, Construction-Type and Production-Type Contracts.

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

Services:  Revenues generated by us for services, such as event support, control room design, on-site training, equipment service and technical support of our equipment, are recognized as net sales when the services are performed.  Net sales from services and product maintenance approximated 10.5 percent, 9.7 percent and 8.2 percent of net sales for the fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015, respectively.

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

Impairment of Long-Lived Assets: Long-lived tangible assets and definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

During fiscal 2017, we recognized an impairment loss of $830 on intangible assets related to a technology and customer list. No intangible asset impairment was recognized for fiscal 2016. See "Note 5. Goodwill and Intangible Assets" for further information.

Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets with indefinite lives in accordance with ASC 350, Goodwill and Other.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates an impairment or a decline in value may have occurred.  Such circumstances could include, but are not limited to, a worsening trend of orders and sales without a corresponding way to preserve future cash flows or a significant decline in our stock price. In conducting our impairment testing, we compare the fair value of each of our business units (reporting unit) to the related carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends occurring in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years. Our investments are expected to relate to equipment replacements and new product line manufacturing equipment needs, and to keep our information technology infrastructure robust. These assumptions could deviate materially from actual results.

Software costs for internal use:  We capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on our consolidated balance sheets.  Software costs that do not meet capitalization criteria are expensed when incurred.

Software costs to be sold, leased, or marketed: We follow the provisions of ASC 985, Software, which states software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. Additionally, costs incurred after release to customers are expensed as research and development expenses. As of April 29, 2017 and April 30, 2016, we had $1,759 and $3,000 of capitalized software to be sold, leased, or otherwise marketed.

Insurance:  We are self-insured for certain losses related to health and liability claims and workers’ compensation. We obtain third-party insurance to limit our exposure to these claims.  We estimate our self-insured liabilities using a number of factors, including historical claims experience.  Our self-insurance liability was $2,367 and $2,314 at April 29, 2017 and April 30, 2016, respectively, and is included in accrued expenses in our consolidated balance sheets.

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

Income taxes:  We operate in multiple income tax jurisdictions both within the United States and internationally. Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes in each tax jurisdiction. Tax laws require certain items be included in the tax return at different times than are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary and reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities and reflect the enacted income tax rates in effect for the years in which the differences are expected to reverse. We recognize a valuation allowance for deferred tax assets if it is "more likely than not" some or all of the benefits will not be realized.

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

Comprehensive income:  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components.  Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive loss represents net income adjusted for foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in comprehensive loss has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.  In accordance with ASC 220 and ASU 2011-05, we disclose comprehensive loss on separate consolidated statements of comprehensive income.

Product design and development:  All expenses related to product design and development are charged to operations as incurred.  Our product development activities include the enhancement of existing products and technologies and the development of new products and technologies.

Advertising costs:  We expense advertising costs as incurred.  Advertising expenses were $2,125, $2,209 and $2,318 for the fiscal years 2017, 2016 and 2015, respectively.

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

The following is a reconciliation of the income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended 2017, 2016 and 2015:

	Net income	Shares	Per share income
For the year ended April 29, 2017:
Basic earnings per share	$10,342	44,114	$0.23
Dilution associated with stock compensation plans	—	189	—
Diluted earnings per share	$10,342	44,303	$0.23
For the year ended April 30, 2016:
Basic earnings per share	$2,061	43,990	$0.05
Dilution associated with stock compensation plans	—	466	—
Diluted earnings per share	$2,061	44,456	$0.05
For the year ended May 2, 2015:
Basic earnings per share	$20,882	43,514	$0.48
Dilution associated with stock compensation plans	—	929	(0.01)
Diluted earnings per share	$20,882	44,443	$0.47

Options outstanding to purchase 2,112, 2,122 and 1,462 shares of common stock with a weighted average exercise price of $13.30, $15.04 and $18.42 per share during the fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015, respectively, were not included in the computation of diluted earnings per share because the weighted average exercise price of those instruments exceeded the average market price of the common shares during the year.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statements of cash flows. Early adoption of ASU 2016-09 was permitted, and we adopted it during the first quarter of fiscal 2017.  We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Provisions related to income taxes have been adopted prospectively.  Provisions related to the statements of cash flows have been adopted retrospectively but did not have a material impact on our statements of cash flows. This reclassification has been made to conform fiscal 2016 and 2015 to the fiscal 2017 classifications of the statements of cash flows for comparative purposes.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. We adopted this guidance on April 29, 2017, and management assessed our ability to continue as a going concern, which did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, and it will require adoption on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect that adopting this accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. generally accepted accounting principles ("GAAP"). This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that adopting this accounting guidance will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and it will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect that adopting this accounting guidance will have on our consolidated cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting this accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance with respect to principal versus agent considerations, the identification of performance obligations and licensing, and guidance on certain narrow areas and to add practical expedients. We will adopt ASU 2014-09 and related guidance during the first quarter of fiscal 2019. We have commenced a process to evaluate the impact of ASU 2014-09 on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. In fiscal 2017, we made progress in reviewing our various types of revenue arrangements. We have also started drafting accounting policies and evaluating the new disclosure requirements on our business processes, controls and systems. As a result of the review performed to date, we do not anticipate that the adoption will have a material impact on our consolidated results of operations, financial statements, and related disclosures. However, our initial conclusion may change as we finalize our assessment.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net sales:
Commercial	$148,073	$148,261	$165,793
Live Events	213,982	205,151	231,877
High School Park and Recreation	82,798	70,035	67,657
Transportation	52,426	52,249	48,333
International	89,260	94,472	102,282
	586,539	570,168	615,942

Contribution margin:
Commercial	18,046	13,210	28,541
Live Events	27,750	23,178	27,334
High School Park and Recreation	16,114	10,314	11,125
Transportation	13,465	12,466	10,404
International	3,353	3,039	9,212
	78,728	62,207	86,616

Non-allocated operating expenses:
General and administrative	34,226	32,801	30,679
Product design and development	29,081	26,911	24,652
Operating income	15,421	2,495	31,285

Nonoperating income (expense):
Interest income	751	987	1,119
Interest expense	(230)	(228)	(223)
Other (expense) income, net	(354)	(128)	(498)

Income before income taxes	15,588	3,126	31,683
Income tax expense	5,246	1,065	10,801
Net income	$10,342	$2,061	$20,882

Depreciation, amortization, and impairment:
Commercial	$6,337	$4,925	$4,846
Live Events	5,032	4,970	4,610
High School Park and Recreation	1,725	1,722	1,836
Transportation	1,267	1,364	1,148
International	2,317	1,227	1,053
Unallocated corporate depreciation	2,714	2,735	1,643
	$19,392	$16,943	$15,136

No single geographic area comprises a material amount of net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net sales:
United States	$479,846	$465,598	$494,860
Outside U.S.	106,693	104,570	121,082
	$586,539	$570,168	$615,942
Property and equipment, net of accumulated depreciation:
United States	$62,425	$68,233	$67,882
Outside U.S.	4,324	4,930	4,962
	$66,749	$73,163	$72,844

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 3. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 29, 2017, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of April 29, 2017 and April 30, 2016, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of April 29, 2017:
Certificates of deposit	$12,487	$—	$—	$12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	12,260	—	(22)	12,238
Municipal bonds	7,574	14	—	7,588
	$32,721	$14	$(22)	$32,713
Balance as of April 30, 2016:
Certificates of deposit	$14,927	$—	$—	$14,927
U.S. Government sponsored entities	8,523	—	(1)	8,522
Municipal bonds	1,221	2	—	1,223
	$24,671	$2	$(1)	$24,672

Realized gains or losses on investments are recorded in our consolidated statements of operations as other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the fiscal years ended April 29, 2017 and April 30, 2016, the reclassifications from accumulated other comprehensive loss to net assets were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 29, 2017 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$6,536	$5,951	$12,487
U.S. Government securities	400	—	400
U.S. Government sponsored entities	5,588	6,650	12,238
Municipal obligations	2,905	4,683	7,588
	$15,429	$17,284	$32,713

Note 4. Business Combinations

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

During the first quarter of fiscal 2016, the purchase price allocation for the Data Display acquisition was completed, the fair values of the consideration were paid and the contingent consideration was finalized. The excess of the purchase price over the net tangible and intangible assets of $1,463 was recorded as goodwill, which was primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $480 representing trademarks and technology with a useful life of 20 years and customer relationships valued at $84 with a useful life of 18 years. Also included in the purchase was $1,433 of property and equipment, $437 of investment in affiliates, $2,624 of inventory, $3,063 of accounts receivable, and $1,892 of other current assets, which was offset by current operating liabilities of $3,695 and long-term obligations of $950.

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

ADFLOW is a Canadian company focused on digital media solutions. This acquisition will allow our organization to grow and strengthen our solution offering in digital media networks (DMN). We believe this will broaden our value proposition for our customers and deliver new offerings to the market. This acquisition was funded with cash on hand.

During the fourth quarter of fiscal 2017, the purchase price allocation for the ADFLOW acquisition was completed and the contingent consideration was finalized. The excess of purchase price over the estimated net tangible and intangible assets of $2,557 was recorded as goodwill, which was primarily related to the value of an assembled workforce and is not deductible for tax purposes. Included in the purchase price allocation were acquired identifiable intangibles valued at $3,176 representing software and trademarks and customer relationships valued at $2,692. Also included in the purchase price was $58 of property and equipment, $230 of inventory, $1,283 of accounts receivable, and $616 of other current assets, which was offset by current operating liabilities of $935 and long-term obligations of $1,387.

The purchase price includes deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheets.

ADFLOW contributed net sales of $9,922 during fiscal 2017.

Note 5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 29, 2017 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2016:	$2,304	$3,350	$75	$2,387	$8,116
Acquisition, net of cash acquired	—	55	—	—	55
Foreign currency translation	(30)	(206)	(30)	(93)	(359)
Balance as of April 29, 2017:	$2,274	$3,199	$45	$2,294	$7,812

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter.  The result of our analysis indicated no goodwill impairment existed for fiscal years 2017, 2016, and 2015.

Intangible Assets

The following table summarizes intangible assets, net, as of April 29, 2017 and April 30, 2016:

	April 29, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Registered trademarks	20.0	$1,604	$429	$604	$571
Software	3.0	2,814	1,055	—	1,759
Customer relationships	9.7	3,209	608	226	2,375
Other	1.0	95	95	—	—
Total amortized intangible assets	9.3	$7,722	$2,187	$830	$4,705

	April 30, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Registered trademarks	18.3	$1,676	$194	$—	$1,482
Software	3.0	3,046	46	—	3,000
Customer relationships	9.7	3,449	300	—	3,149
Other	1.0	103	13	—	90
Total amortized intangible assets	8.8	$8,274	$553	$—	$7,721

During fiscal 2017, we chose to transition out of the non-digital market in our International business unit. We identified certain technology and customer lists with carrying values deemed to not be recoverable. Based on this evaluation, we recognized an impairment loss of $830 for non-digital related technology and customer list intangible assets. This was included in cost of goods sold and selling expense in the consolidated statement of operations. The impairment loss was calculated based on expected future cash flows using level 3 inputs. The level 3 inputs included weighted average estimated future cash flows from non-digital product sales and estimated selling value of non-digital intellectual property.

In the fiscal years 2017, 2016, and 2015, amortization expense including impairment related to intangible assets was $2,546, $295, and $204, respectively. Amortization expenses are included primarily in product development and selling expense in the consolidated statement of operations.

As of April 29, 2017, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2018	$1,250
2019	1,132
2020	312
2021	308
2022	285
Thereafter	1,418
Total expected amortization expense	$4,705

Note 6. Selected Financial Statement Data

Inventories consisted of the following:

	April 29, 2017	April 30, 2016
Raw materials	$24,801	$28,184
Work-in-process	7,366	6,158
Finished goods	34,319	35,485
	$66,486	$69,827

Inventories are reported net of the allowance for excess and obsolete inventory of $4,967 and $4,975 as of April 29, 2017 and April 30, 2016, respectively.

Property and equipment consisted of the following:

	April 29, 2017	April 30, 2016
Land	$2,099	$2,155
Buildings	65,935	65,247
Machinery and equipment	84,189	82,973
Office furniture and equipment	5,604	14,746
Computer software and hardware	51,523	48,917
Equipment held for rental	374	374
Demonstration equipment	7,109	8,026
Transportation equipment	7,108	6,596
	223,941	229,034
Less accumulated depreciation	157,192	155,871
	$66,749	$73,163

Our depreciation expense was $16,732, $16,561, and $14,764 for the fiscal years 2017, 2016, and 2015, respectively.

In the fiscal years 2017, 2016, and 2015, the pretax impairment charges for property and equipment were immaterial. The impairment charges were related to equipment obsoleted due to technology improvements or to custom demo equipment with no resale value. These impairment charges were included primarily in product development and selling expense in the consolidated statements of operations.

Accrued expenses consisted of the following:

	April 29, 2017	April 30, 2016
Compensation	$12,732	$12,065
Taxes, other than income taxes	3,878	3,969
Other	8,423	7,498
	$25,033	$23,532

Other (expense) income, net consisted of the following:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Foreign currency transaction losses	$(331)	$(326)	$(514)
Equity in losses of affiliates	(136)	—	—
Other	113	198	16
	$(354)	$(128)	$(498)

Note 7. Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 29, 2017	April 30, 2016
Costs incurred	$508,993	$530,594
Estimated earnings	161,611	173,356
	670,604	703,950
Less billings to date	645,098	684,111
	$25,506	$19,839

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 29, 2017	April 30, 2016
Costs and estimated earnings in excess of billings	$36,403	$30,200
Billings in excess of costs and estimated earnings	(10,897)	(10,361)
	$25,506	$19,839

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,610 and $2,797 at April 29, 2017 and April 30, 2016, respectively. Included in accounts receivable as of April 29, 2017 and April 30, 2016 was $1,857 and $437, respectively, of retainage on construction-type contracts, all of which are expected to be collected within one year.

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

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $4,890 and $7,038 as of April 29, 2017 and April 30, 2016, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $5,201 as of April 29, 2017 and $7,236 as of April 30, 2016.

Note 9. Financing Agreements

We have a credit agreement with a U.S. bank for a $35,000 line of credit, which includes up to $15,000 for standby letters of credit.  On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35,000, including up to $15,000 for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 2.4 percent at April 29, 2017.  We are assessed a loan fee equal to 0.125 percent per annum of any unused portion of the loan.  As of April 29, 2017, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $4,089.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA less dividends or other distributions (with the exception of any U.S. bank approved special cash dividend), a capital expenditure reserve of $6,000, and income tax expenses paid in cash, but excluding cash used to repurchase any Daktronics, Inc. stock over (b) all principal and interest payments with respect to debt, excluding principal payments on the line of credit; and

•	A ratio of interest-bearing debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20,000. We will use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States. This credit agreement is unsecured. It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40,000. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a fixed loan fee of $5 per quarter. As of April 29, 2017, there were no advances outstanding under the loan agreement and approximately $6,377 in bank guarantees under this line of credit.

As of April 29, 2017, we were in compliance with all applicable covenants.

Note 10. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825. We may repurchase up to an additional $38,175 of common stock under the current Board authorization.

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

Stock incentive plans:  During fiscal 2016, we established the 2015 Stock Incentive Plan (“2015 Plan”) and ceased granting options under the 2007 Stock Incentive Plan ("2007 Plan").  The 2015 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors vest in one year.  The restricted stock granted to independent directors vests in one year, provided that they remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At April 29, 2017, the aggregate number of shares available for future grant under the 2015 Plan for stock options and restricted stock awards was 2,215 shares.  Shares of common stock subject to all stock awards granted under the 2015 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2007 Plan remains in effect for options outstanding, no new options can be granted under this plan.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $2,485 at April 29, 2017, which is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of restricted stock vested was $1,214, $1,191, and $1,089 for fiscal years 2017, 2016, and 2015, respectively.

A summary of nonvested restricted stock and restricted stock units for fiscal years 2017, 2016, and 2015 is as follows:

	Year Ended
	April 29, 2017		April 30, 2016		May 2, 2015
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	384	$9.10	344	$10.63	318	$9.59
Granted	157	8.00	159	7.04	150	12.25
Vested	(134)	9.03	(110)	10.76	(111)	9.83
Forfeited	(5)	8.98	(9)	10.69	(13)	10.70
Outstanding at end of year	402	$8.69	384	$9.10	344	$10.63

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended April 29, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2016	2,606	$13.50	4.57	$158
Granted	234	9.57	—	—
Canceled or forfeited	(320)	29.41	—	—
Exercised	(39)	8.78	—	64
Outstanding at April 29, 2017	2,481	$11.15	4.53	$768

Shares vested and expected to vest	2,458	$11.16	4.50	$762
Exercisable at April 29, 2017	1,868	$11.49	3.49	$635

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at April 29, 2017 as options having exercise prices lower than the $9.46 per share market price of our common stock on that date.  There were in-the-money options to purchase 891 shares exercisable at April 29, 2017. The total intrinsic value of options exercised during fiscal years 2017, 2016, and 2015 was $64, $132, and $533, respectively.  The total fair value of stock options vested was $1,102, $1,190, and $1,294 for fiscal years 2017, 2016, and 2015, respectively.

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

Dividend yield.  We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Fair value of options granted	$2.93	$2.92	$5.44
Risk-free interest rate	1.31 - 1.44%	1.70 - 1.90%	1.93 - 2.14%
Expected dividend rate	3.15%	2.78%	2.60%
Expected volatility	44.12 - 44.51%	42.71 - 48.32%	48.01 - 51.89%
Expected life of option	5.78 - 6.98 years	5.78 - 6.98 years	5.84 - 6.95 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 2,500.  The number of shares of common stock issued under the ESPP totaled 118, 227, and 248 shares in fiscal 2017, 2016, and 2015, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 396 shares at April 29, 2017.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense:  As of April 29, 2017, there was $3,991 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.7 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Stock options	$1,072	$1,179	$1,311
Restricted stock and stock units	1,287	1,237	1,234
Employee stock purchase plans	555	542	493
	$2,914	$2,958	$3,038

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2017, 2016, and 2015 is as follows:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Cost of goods sold	$714	$751	$737
Selling	723	780	825
General and administrative	877	839	908
Product design and development	600	588	568
	$2,914	$2,958	$3,038

We received $343 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 29, 2017. The tax benefit (expense) related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $2, $(69), and $3 for fiscal years 2017, 2016, and 2015, respectively.

Note 12. Employee Benefit Plans

We sponsor a 401(k) savings plan under which eligible U.S. employees may choose to make voluntary contributions of such employees' compensation on a pretax basis, subject to certain Internal Revenue Service ("IRS") limits. We make matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation. Employees are eligible to participate upon completion of one year of service if they have attained the age of 21 and have worked more than 1000 hours during such plan year. We contributed $2,463, $2,382 and $2,013 to the plan for fiscal years 2017, 2016, and 2015, respectively.

Note 13. Income Taxes

The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Domestic	$16,010	$3,264	$29,194
Foreign	(422)	(138)	2,489
Income before income taxes	$15,588	$3,126	$31,683

Income tax expense consisted of the following:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Current:
Federal	$5,268	$(467)	$6,657
State	1,158	123	1,150
Foreign	863	557	848
Deferred:
Federal	(1,625)	463	1,906
State	(397)	(89)	307
Foreign	(21)	478	(67)
	$5,246	$1,065	$10,801

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Computed income tax expense at federal, state and local jurisdiction statutory rates	$5,456	$1,063	$11,089
State taxes, net of federal benefit	539	40	1,016
Research and development tax credit	(1,573)	(2,015)	(1,292)
Meals and entertainment	299	334	369
Stock compensation	497	525	566
Dividends paid to retirement plan	(293)	(323)	(352)
Domestic production activities deduction	(542)	(91)	(529)
Change in valuation allowances	388	1,265	(2,295)
Change in uncertain tax positions	97	125	2,357
Other, net	378	142	(128)
	$5,246	$1,065	$10,801

The components of the net deferred tax asset were as follows:

	April 29, 2017	April 30, 2016
Deferred tax assets:
Accrued warranty obligations	$10,469	$11,407
Vacation accrual	2,100	1,963
Net losses on investments	—	336
Deferred maintenance revenue	1,336	341
Allowance for excess and obsolete inventory	1,254	1,314
Equity compensation	848	745
Allowance for doubtful accounts	677	703
Inventory capitalization	354	595
Accrued compensation and benefits	1,232	1,015
Unrealized loss on foreign currency exchange	226	—
Net operating loss carry forwards	1,772	1,404
Research and development tax credit carry forwards	311	1,005
Other	1,266	617
	21,845	21,445
Valuation allowance	(2,061)	(1,673)
	19,784	19,772

Deferred tax liabilities:
Property and equipment	(6,762)	(7,988)
Prepaid expenses	(601)	(631)
Intangible assets	(1,809)	(1,479)
Unrealized gain on foreign currency exchange	—	(931)
Other	(156)	(60)
	(9,328)	(11,089)
	$10,456	$8,683

The classification of net deferred tax assets in the accompanying consolidated balance sheets is:

	April 29, 2017	April 30, 2016
Non-current assets	$11,292	$9,437
Non-current liabilities	(836)	(754)
	$10,456	$8,683

The changes in the amounts recorded for uncertain tax positions are:

	April 29, 2017	April 30, 2016	May 2, 2015
Balance at beginning of year	$3,016	$2,891	$494
Gross increases related to prior period tax positions	235	137	6
Gross increases related to current period tax positions	—	8	2,496
Lapse of statute of limitations	(138)	(20)	(105)
Balance at end of year	$3,113	$3,016	$2,891

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

As of April 29, 2017, we had foreign net operating loss (“NOL”) carryforwards of approximately $7,754 primarily related to our operations in Belgium and Ireland, which have indefinite lives. $138 of the NOL carryforwards is related to operations in Canada and expires in 2036. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $1,772. However, due to uncertainty in future taxable income in Ireland and Belgium, a full valuation allowance totaling approximately $1,724 has been recorded. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

Additional tax information:

In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. Income tax years are open for the United States jurisdiction for fiscal years 2014 through 2016.  International jurisdictions have open tax years varying by location beginning in fiscal 2007.

We have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. If circumstances change and it becomes apparent that some or all of the undistributed untaxed earnings of a subsidiary will be remitted to the United States, we will accrue a tax expense at that time. We have approximately $11,483 of untaxed earnings which have indefinitely been reinvested. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

We recognized a (benefit) expense of $(59), $232 and $14 in net interest and penalties during fiscal years ended 2017, 2016, and 2015, respectively.  Interest and penalties recognized are recorded in income taxes in our consolidated statements of operations. We had accrued $170 and $94 in net interest or penalties as of April 29, 2017 and April 30, 2016, respectively.

Note 14. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
(Increase) decrease:
Restricted cash	$(18)	$298	$18
Account receivable	(2,718)	3,789	6,412
Long-term receivables	2,213	2,851	3,234
Inventories	3,581	(5,100)	(1,907)
Costs and estimated earnings in excess of billings	(6,203)	4,867	(1,667)
Prepaid expenses and other current assets	(980)	1,290	(575)
Income taxes receivables	4,201	1,061	(3,084)
Investment in affiliates and other assets	(475)	(776)	912
Increase (decrease):
Current marketing obligations and other payables	857	21	(146)
Accounts payable	5,544	(9,926)	5,594
Customer deposits (billed or collected)	(1,514)	(941)	(1,315)
Accrued expenses	2,351	776	3,128
Warranty obligations	(2,986)	4,726	(2,638)
Billings in excess of costs and estimated earnings	536	(13,436)	1,314
Long-term warranty obligations	389	(710)	1,869
Income taxes payable	1,331	(37)	(627)
Deferred revenue (billed or collected)	1,256	2,120	(250)
Long-term marketing obligations and other payables	(43)	(456)	3,468
	$7,322	$(9,583)	$13,740

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Cash payments for:
Interest	$228	$303	$289
Income taxes, net of refunds	3,196	(824)	8,690

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Demonstration equipment transferred to inventory	$218	$227	$34
Purchases of property and equipment included in accounts payable	2,524	142	1,510
Contributions of common stock under the ESPP	840	1,777	2,512
Contingent consideration related to acquisition of ADFLOW	31	1,955	—

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 29, 2017 and April 30, 2016 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 29, 2017:
Cash and cash equivalents	$32,623	$—	$—	$32,623
Restricted cash	216	—	—	216
Available-for-sale securities:
Certificates of deposit	—	12,487	—	12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	12,238	—	12,238
Municipal obligations	—	7,588	—	7,588
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(277)	—	(277)
Contingent liability	—	—	(1,891)	(1,891)
	$33,239	$32,100	$(1,891)	$63,448
Balance as of April 30, 2016:
Cash and cash equivalents	$28,328	$—	$—	$28,328
Restricted cash	198	—	—	198
Available-for-sale securities:
Certificates of deposit	—	14,927	—	14,927
U.S. Government sponsored entities	—	8,522	—	8,522
Municipal obligations	—	1,223	—	1,223
Derivatives - liability position	—	(453)	—	(453)
Contingent liability	—	—	(1,955)	(1,955)
	$28,526	$24,219	$(1,955)	$50,790

A roll forward of the Level 3 contingent liability, both short and long-term, for the year ended April 29, 2017 is as follows:

Contingent liability as of April 30, 2016	$1,955
Fair value adjustments	31
Interest accretion	53
Foreign currency translation	(148)
Contingent liability as of April 29, 2017	$1,891

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

Contingent liability: Consists of the fair value of a liability measured on expected future payments relating to a business acquisition if future financial performance measures are achieved.  The contingent liability was calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of April 29, 2017 and April 30, 2016.  The unobservable inputs included management expectations and forecasts for business performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change.  The contingent liability is presented in other long-term obligations in our consolidated balance sheets.

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value.  We did not have any business combinations during the year ended April 29, 2017 and used Level 3 inputs to value the assets and liabilities for business combinations during fiscal 2016. See "Note 4. Business Combinations" for more information. We used Level 3 inputs to measure and record a technology and customer list intangible asset impairment of $830 during fiscal 2017. See "Note 5. Goodwill and Intangible Assets" for more information.

Other measurements using fair value: Some of our financial instruments, such as accounts receivable, long-term receivables, prepaid expense and other assets, costs and earnings in excess of billings and billings in excess of costs, accounts payable, warranty obligations, customer deposits, deferred revenue, and other long-term obligations, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 29, 2017 and April 30, 2016, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other (expense) income, net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at April 29, 2017 and April 30, 2016 were as follows:

	April 29, 2017		April 30, 2016
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	7,984	10,669	7,216	10,027
U.S. Dollars/Canadian Dollars	256	345	563	771
U.S. Dollars/British Pounds	4,936	3,959	1,795	1,263
U.S. Dollars/Singapore Dollars	605	844	261	356
U.S. Dollars/Euros	528	491	147	132

As of April 29, 2017, there was a net asset and liability of $64 and $277, respectively, and as of April 30, 2016, there was a net liability of $453 representing the fair value of foreign currency exchange forward contracts, which was determined using Level 2 inputs from a third-party bank.

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

As of April 29, 2017 and April 30, 2016, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of the product sold.  We estimate the costs which may be incurred under the contractual warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly.

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past 18 months, we have deployed preventative maintenance to sites impacted and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We increased our accrued warranty obligations by $1,766 during fiscal 2017, $9,174 during fiscal 2016, and $1,168 during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of April 29, 2017, we had $3,079 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. While many of our contractual warranty arrangements are nearing expiration for product with this issue, we may experience additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the fiscal years ended April 29, 2017 and April 30, 2016 consisted of the following:

	April 29, 2017	April 30, 2016
Beginning accrued warranty obligations	$30,496	$26,481
Warranties issued during the period	10,930	10,528
Settlements made during the period	(16,790)	(18,377)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	3,263	11,864
Ending accrued warranty obligations	$27,899	$30,496

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of April 29, 2017, we had outstanding letters of credit and surety bonds in the amount of $10,466 and $39,994, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and various equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends approximately March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $3,175, $3,031 and $3,020 for the fiscal years 2017, 2016, and 2015, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 29, 2017:

Fiscal years ending	Amount
2018	$2,740
2019	2,038
2020	1,740
2021	1,545
2022	1,298
Thereafter	422
$9,783

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of April 29, 2017, we were obligated under the following conditional and unconditional purchase commitments, which included $400 in conditional purchase commitments:

Fiscal years ending	Amount
2018	$3,251
2019	1,030
2020	253
2021	253
2022	143
Thereafter	379
$5,309

Other long-term obligations: We are obligated to pay the following payments for acquisitions and for other various obligations:

	April 29, 2017	April 30, 2016
Advertising	$580	$589
Deferred purchase price	2,479	3,228
Other	165	214
Total outstanding	3,224	4,031
Less: current liability	1,506	681
Other long-term obligations	$1,718	$3,350

Note 18. Subsequent Events

On June 1, 2017, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on June 23, 2017 to holders of record of our common stock on June 13, 2017.

Note 19. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal 2017 Quarter Ended
	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017
Net sales	$157,146	$169,992	$115,719	$143,682
Gross profit	39,067	44,308	23,316	33,724
Net income (loss)	5,539	9,021	(5,127)	909
Basic earnings (loss) per share	0.13	0.21	(0.12)	0.02
Diluted earnings (loss) per share	0.13	0.20	(0.12)	0.02

	Fiscal 2016 Quarter Ended
	August 1, 2015	October 31, 2015	January 30, 2016	April 30, 2016
Net sales	$150,221	$157,668	$123,816	$138,463
Gross profit	35,501	35,513	22,029	27,976
Net income (loss)	3,776	3,168	(1,953)	(2,930)
Basic earnings (loss) per share	0.09	0.07	(0.04)	(0.07)
Diluted earnings (loss) per share	0.09	0.07	(0.04)	(0.07)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of April 29, 2017, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 29, 2017, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 29, 2017 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 29, 2017.

Our internal control over financial reporting as of April 29, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report that follows.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 9, 2017	June 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited Daktronics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Daktronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 29, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daktronics, Inc. and subsidiaries as of April 29, 2017 and April 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 29, 2017 of Daktronics, Inc. and subsidiaries and our report dated June 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 9, 2017

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2017 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended April 29, 2017 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2017.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 29, 2017 and April 30, 2016
Consolidated Statements of Operations for each of the three fiscal years ended April 29, 2017, April 30, 2016, and May 2, 2015
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended April 29, 2017, April 30, 2016, and May 2, 2015
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 29, 2017, April 30, 2016, and May 2, 2015
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 29, 2017, April 30, 2016, and May 2, 2015
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2017.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 9, 2017
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 9, 2017
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 9, 2017
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 9, 2017
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 9, 2017
James B. Morgan

By /s/ John L. Mulligan	Director	June 9, 2017
John L. Mulligan

By /s/ John P. Friel	Director	June 9, 2017
John P. Friel

By /s/ Kevin P. McDermott	Director	June 9, 2017
Kevin P. McDermott

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
For the year ended April 29, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,797	$2,496	$—		$(2,683)	(b)	$2,610
Allowance for excess and obsolete inventories	4,975	2,437	(68)	(a)	(2,377)	(c)	4,967
For the year ended April 30, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	2,316	934	—		(453)	(b)	2,797
Allowance for excess and obsolete inventories	3,998	3,475	12	(a)	(2,510)	(c)	4,975
For the year ended May 2, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	2,539	(150)	—		(73)	(b)	2,316
Allowance for excess and obsolete inventories	2,692	2,701	2	(a)	(1,397)	(c)	3,998
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

4.2	Rights Agreement (Incorporated by reference to Exhibit 4.1 filed with our Form 8-A on August 29, 2008).
4.3	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
4.5	Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).*
4.6	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).*
4.7	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).*
4.8	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).*
4.9	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).*
10.1	Amended and Restated Deferred Compensation Agreement Between the Company and Aelred Kurtenbach (Incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K on June 28, 2004).*
10.2
Credit Agreement dated November 15, 2016 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.3
Revolving Note dated November 15, 2016 issued by the Company to U.S. Bank National Association (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.4
Amended and Restated Loan Agreement dated November 15, 2016 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.5
Continuing and Unconditional Guaranty dated November 15, 2016 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on November 16, 2016).

10.6	Amended and Restated Loan Agreement dated May 5, 2017 by and between the Company and Bank of America, N.A. (1)
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Ernst & Young LLP. (1)
24	Power of Attorney. (1)
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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 29, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
* Indicates a management contract or compensatory plan or arrangement.