Form 10-Q
period 2017-07-29
DAKTRONICS INC /SD/
filed 2017-09-01
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 28, 2017 was 44,287,875.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 29, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 29, 2017	April 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,868	$32,623
Restricted cash	222	216
Marketable securities	25,020	32,713
Accounts receivable, net	100,867	78,846
Inventories, net	74,412	66,486
Costs and estimated earnings in excess of billings	46,355	36,403
Current maturities of long-term receivables	2,011	2,274
Prepaid expenses and other assets	6,857	7,553
Income tax receivables	316	611
Total current assets	282,928	257,725

Long-term receivables, less current maturities	2,392	2,616
Goodwill	8,271	7,812
Intangibles, net	4,778	4,705
Investment in affiliates and other assets	4,951	4,534
Deferred income taxes	11,283	11,292
	31,675	30,959
PROPERTY AND EQUIPMENT:
Land	2,132	2,099
Buildings	66,427	65,935
Machinery and equipment	85,198	84,189
Office furniture and equipment	5,621	5,604
Computer software and hardware	52,067	51,523
Equipment held for rental	374	374
Demonstration equipment	7,136	7,109
Transportation equipment	7,398	7,108
Property and equipment, net	226,353	223,941
Less accumulated depreciation	161,060	157,192
	65,293	66,749
TOTAL ASSETS	$379,896	$355,433

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	July 29, 2017	April 29, 2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,505	$51,499
Accrued expenses	26,555	25,033
Warranty obligations	14,085	13,578
Billings in excess of costs and estimated earnings	14,636	10,897
Customer deposits (billed or collected)	18,402	14,498
Deferred revenue (billed or collected)	13,739	12,137
Current portion of other long-term obligations	764	1,409
Income taxes payable	3,036	1,544
Total current liabilities	145,722	130,595

Long-term warranty obligations	15,668	14,321
Long-term deferred revenue (billed or collected)	5,365	5,434
Other long-term obligations	2,563	2,848
Long-term income tax payable	3,265	3,113
Deferred income taxes	914	836
Total long-term liabilities	27,775	26,552
TOTAL LIABILITIES	173,497	157,147

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,511,290 and 44,372,357 shares issued and outstanding at July 29, 2017 and April 29, 2017, respectively	53,561	52,530
Additional paid-in capital	38,677	38,004
Retained earnings	119,302	113,967
Treasury Stock, at cost, 303,957 shares at July 29, 2017 and April 29, 2017, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(3,307)	(4,381)
TOTAL SHAREHOLDERS' EQUITY	206,399	198,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$379,896	$355,433

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales	$172,728	$157,146
Cost of goods sold	128,082	118,079
Gross profit	44,646	39,067

Operating expenses:
Selling expense	14,939	15,259
General and administrative	8,935	8,783
Product design and development	9,047	7,043
	32,921	31,085
Operating income	11,725	7,982

Nonoperating income (expense):
Interest income	211	205
Interest expense	(86)	(42)
Other income (expense), net	145	(94)

Income before income taxes	11,995	8,051
Income tax expense	3,566	2,512
Net income	$8,429	$5,539

Weighted average shares outstanding:
Basic	44,244	44,079
Diluted	44,461	44,141

Earnings per share:
Basic	$0.19	$0.13
Diluted	$0.19	$0.13

Cash dividends declared per share	$0.07	$0.10

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	July 29, 2017	July 30, 2016

Net income	$8,429	$5,539

Other comprehensive income (loss):
Cumulative translation adjustments	1,081	(931)
Unrealized loss on available-for-sale securities, net of tax	(7)	(2)
Total other comprehensive income (loss), net of tax	1,074	(933)
Comprehensive income	$9,503	$4,606

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,429	$5,539
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,460	4,600
(Gain) loss on sale of property, equipment and other assets	(17)	31
Share-based compensation	672	709
Equity in loss of affiliate	85	—
Provision for doubtful accounts	14	7
Deferred income taxes, net	30	3
Change in operating assets and liabilities	(18,586)	(4,291)
Net cash (used in) provided by operating activities	(4,913)	6,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,092)	(2,157)
Proceeds from sale of property, equipment and other assets	63	64
Purchases of marketable securities	—	(2,394)
Proceeds from sales or maturities of marketable securities	7,643	6,856
Purchases of equity investment	(607)	—
Net cash provided by investing activities	3,007	2,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(4)
Proceeds from exercise of stock options	211	—
Principal payments on long-term obligations	(1,018)	(896)
Dividends paid	(3,094)	(4,409)
Payments for common shares repurchased	—	(1,825)
Net cash used in financing activities	(3,901)	(7,134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	52	(383)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,755)	1,450

CASH AND CASH EQUIVALENTS:
Beginning of period	32,623	28,328
End of period	$26,868	$29,778

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$103	$104
Income taxes, net of refunds	1,586	50

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	48	73
Purchase of property and equipment included in accounts payable	797	209
Contributions of common stock under the ESPP	820	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The balance sheet at April 29, 2017 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 29, 2017, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- to 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 29, 2017 and July 30, 2016 contained operating results for 13-weeks, respectively.

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

The aggregate amount of investments accounted for under the equity method was $3,200 and $2,678 at July 29, 2017 and April 29, 2017, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in the "Other income (expense), net" line item in our consolidated statements of operations. As of the three months ended July 29, 2017, our share of the losses of our affiliates was $85.

The aggregate amount of investments accounted for under the cost method was $42 at July 29, 2017 and April 29, 2017, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Recent Accounting Pronouncements

New Accounting Standards Not Yet Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, and will require adoption on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect that adopting ASU 2017-04 will have on our consolidated results of operations, cash flows, and financial position.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2016-02 will have on our consolidated results of operations, cash flows, and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance with respect to principal versus agent considerations and the identification of performance obligations and licensing, to issue guidance on certain narrow areas, and to add practical expedients. We will adopt ASU 2014-09 and related guidance during the first quarter of fiscal 2019. We have commenced a process to evaluate the impact of ASU 2014-09 on our contracts, including identifying potential differences that would result from applying the requirements of ASU 2014-09. In fiscal 2017, we made progress in reviewing our various types of revenue arrangements. We have also started drafting accounting policies and evaluating the disclosure requirements of ASU 2014-09 on our business processes, controls and systems. We plan to finalize this work during fiscal 2018 and provide training to those impacted in the organization. As a result of the review performed to date, we do not anticipate that the adoption will significantly change the timing or amount of revenue recognized. Therefore, we do not anticipate that the adoption of the standard will materially impact our consolidated results of operations and financial statements, other than the additional disclosure requirements.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 29, 2017 and July 30, 2016:

	Net income	Shares	Per share income
For the three months ended July 29, 2017
Basic earnings per share	$8,429	44,244	$0.19
Dilution associated with stock compensation plans	—	217	—
Diluted earnings per share	$8,429	44,461	$0.19
For the three months ended July 30, 2016
Basic earnings per share	$5,539	44,079	$0.13
Dilution associated with stock compensation plans	—	62	—
Diluted earnings per share	$5,539	44,141	$0.13

Options outstanding to purchase 1,580 shares of common stock with a weighted average exercise price of $12.48 for the three months ended July 29, 2017 and 2,603 shares of common stock with a weighted average exercise price of $13.50 for the three months ended July 30, 2016 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the three months ended July 29, 2017, we had no repurchases of shares of our outstanding common stock. During the three months ended July 30, 2016, we repurchased 284 shares of common stock at a total cost of $1,825. As of July 29, 2017, we had $38,175 of remaining capacity under our current share repurchase program.

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

Our segment reporting presents results through contribution margin, which is comprised of gross profit less selling costs. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  In general, our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.  Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales:
Commercial	$32,863	$36,254
Live Events	77,612	60,633
High School Park and Recreation	28,479	27,617
Transportation	18,912	14,286
International	14,862	18,356
	172,728	157,146

Contribution margin:
Commercial	3,573	4,496
Live Events	13,737	8,875
High School Park and Recreation	7,747	6,999
Transportation	5,908	3,601
International	(1,258)	(163)
	29,707	23,808

Non-allocated operating expenses:
General and administrative	8,935	8,783
Product design and development	9,047	7,043
Operating income	11,725	7,982

Nonoperating income (expense):
Interest income	211	205
Interest expense	(86)	(42)
Other income (expense), net	145	(94)

Income before income taxes	11,995	8,051
Income tax expense	3,566	2,512
Net income	$8,429	$5,539

Depreciation and amortization:
Commercial	$1,534	$1,567
Live Events	1,238	1,280
High School Park and Recreation	422	438
Transportation	294	322
International	281	329
Unallocated corporate depreciation	691	664
	$4,460	$4,600

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales:
United States	$154,002	$135,018
Outside U.S.	18,726	22,128
	$172,728	$157,146

	July 29, 2017	April 29, 2017
Property and equipment, net of accumulated depreciation:
United States	$60,248	$62,425
Outside U.S.	5,045	4,324
	$65,293	$66,749

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 29, 2017, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of July 29, 2017 and April 29, 2017, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of July 29, 2017
Certificates of deposit	$11,028	$—	$—	$11,028
U.S. Government sponsored entities	7,667	—	(24)	7,643
Municipal bonds	6,333	16	—	6,349
	$25,028	$16	$(24)	$25,020
Balance as of April 29, 2017
Certificates of deposit	$12,487	$—	$—	$12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	12,260	—	(22)	12,238
Municipal bonds	7,574	14	—	7,588
	$32,721	$14	$(22)	$32,713

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss” into earnings based on the specific identification method. In the three months ended July 29, 2017 and July 30, 2016, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 29, 2017 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$6,810	$4,218	$11,028
U.S. Government sponsored entities	998	6,645	7,643
Municipal bonds	2,406	3,943	6,349
	$10,214	$14,806	$25,020

Note 6. Business Combinations

ADFLOW Acquisition

We have a contingent liability related to a prior year acquisition of ADFLOW Networks, Inc. ("ADFLOW"), on March 15, 2016. For more information related to the ADFLOW acquisition, see Note 4. Business Combinations of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires us to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable. See Note 12. Fair Value Measurement for more information.

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 29, 2017 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 29, 2017	$2,274	$3,199	$45	$2,294	$7,812
Foreign currency translation	33	223	32	171	459
Balance as of July 29, 2017	$2,307	$3,422	$77	$2,465	$8,271

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter.  The result of our analysis indicated no goodwill impairment existed for our third quarter in fiscal 2017, which began on October 30, 2016.

Note 8. Inventories

Inventories consisted of the following:

	July 29, 2017	April 29, 2017
Raw materials	$28,525	$24,801
Work-in-process	10,479	7,366
Finished goods	35,408	34,319
	$74,412	$66,486

Note 9. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,612 and $2,610 at July 29, 2017 and April 29, 2017, respectively. Included in accounts receivable as of July 29, 2017 and April 29, 2017 was $1,724 and $1,857, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding six months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $4,403 and $4,890 as of July 29, 2017 and April 29, 2017, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $4,753 and $5,201 as of July 29, 2017 and April 29, 2017, respectively.

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

As of July 29, 2017 and April 29, 2017, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past three years, we have deployed preventative maintenance to sites impacted and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. We increased our accrued warranty obligations by $783 during the three months ended July 29, 2017, $1,766 during fiscal 2017, $9,174 during fiscal 2016, and $1,168 during fiscal 2015 for probable and reasonably estimable costs to remediate this issue. As of July 29, 2017, we had $2,776 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements are nearing expiration for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the three months ended July 29, 2017 consisted of the following:

Amount
Beginning accrued warranty obligations	$27,899
Warranties issued during the period	4,128
Settlements made during the period	(3,493)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	1,219
Ending accrued warranty obligations	$29,753

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of July 29, 2017, we had outstanding letters of credit and surety bonds in the amount of $8,914 and $21,590, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $853 and $849 for the three months ended July 29, 2017 and July 30, 2016, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 29, 2017:

Fiscal years ending	Amount
2018	$2,065
2019	2,222
2020	1,884
2021	1,627
2022	1,325
Thereafter	404
$9,527

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of July 29, 2017, we were obligated under the following conditional and unconditional purchase commitments, which included $375 in conditional purchase commitments:

Fiscal years ending	Amount
2018	$1,589
2019	1,030
2020	253
2021	253
2022	143
Thereafter	380
$3,648

Note 11. Income Taxes

We are subject to U.S. Federal income tax as well as income taxes of multiple state jurisdictions.  As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2014, 2015, and 2016 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2007.

As of July 29, 2017, we had $3,265 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 29, 2017 and April 29, 2017 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 29, 2017
Cash and cash equivalents	$26,868	$—	$—	$26,868
Restricted cash	222	—	—	222
Available-for-sale securities:
Certificates of deposit	—	11,028	—	11,028
U.S. Government sponsored entities	—	7,643	—	7,643
Municipal bonds	—	6,349	—	6,349
Derivatives - asset position	—	31	—	31
Derivatives - liability position	—	(602)	—	(602)
Contingent liability	—	—	(1,004)	(1,004)
	$27,090	$24,449	$(1,004)	$50,535
Balance as of April 29, 2017
Cash and cash equivalents	$32,623	$—	$—	$32,623
Restricted cash	216	—	—	216
Available-for-sale securities:
Certificates of deposit	—	12,487	—	12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	12,238	—	12,238
Municipal bonds	—	7,588	—	7,588
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(277)	—	(277)
Contingent liability	—	—	(1,891)	(1,891)
	$33,239	$32,100	$(1,891)	$63,448

A roll forward of the Level 3 contingent liability, both short- and long-term, for the three months ended July 29, 2017 is as follows:

Contingent liability as of April 29, 2017	$1,891
Settlements	(1,009)
Interest	13
Foreign currency translation	109
Contingent liability as of July 29, 2017	$1,004

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

Municipal bonds: Consist of investment grade municipal bonds trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The contractual maturities of these investments vary from two to three years.  The fair value of these bonds was measured based on valuations observed in less active markets than Level 1 investments.

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 13. Derivative Financial Instruments" for more information regarding our derivatives.

Contingent liability: Consists of the fair value of a liability measured on expected future payments relating to a business acquisition if future financial performance measures are achieved.  The contingent liability was calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of July 29, 2017 and April 29, 2017.  The unobservable inputs included management expectations and forecasts for business performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change.  The contingent liability is presented in other long-term obligations in our consolidated balance sheets.

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

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

Note 13. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of July 29, 2017 and April 29, 2017, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at July 29, 2017 and April 29, 2017 were as follows:

	July 29, 2017		April 29, 2017
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,632	4,842	7,984	10,669
U.S. Dollars/Canadian Dollars	998	1,319	256	345
U.S. Dollars/British Pounds	3,283	2,633	4,936	3,959
U.S. Dollars/Singapore Dollars	—	—	605	844
U.S. Dollars/Euros	1,688	1,498	528	491

As of July 29, 2017, there was an asset and liability of $31 and $602, respectively, and as of April 29, 2017, there was an asset and liability of $64 and $277, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 14. Subsequent Events

On August 31, 2017, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on September 21, 2017 to holders of record of our common stock on September 11, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) parts shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; and (xii.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 29, 2017 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Our backlog consists of contractually binding sales agreements or purchase orders we expect to fill within the next 24 months. Orders are booked and included in backlog only upon receipt of an executed contract and any required deposits. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly on a quarterly basis as a result of the timing of large orders. Because order backlog may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.  Backlog can fluctuate due to large order booking timing and seasonality. Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation and Summary of Critical Accounting Policies" of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

GENERAL

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We measure our success through estimated market share based on estimated market demand for digital displays and generating profits over the long-term. Our success is contingent on the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  These qualities are important for our long-term success because our products have finite lifetimes, and we strive to win replacement business from existing customers.

Increases in user adoption, the acceptance of a variety of digital solutions, and the decline of digital solution pricing over the years has increased the size of the global market.  With this positive demand, strong competition exists across all of our business units, which causes margin constraints.  Projects with multi-million dollar revenue potential also attract competition, which generally reduces profitability.

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

Commercial Business Unit: Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:

•
Standard display product market growth due to market adoption and lower product costs, which drive marketplace expansion. Standard display products are used to attract or communicate with customers and potential customers of retail, commercial, and other establishments.  Pricing and economic conditions are the principal factors that impact our success in this business unit. We utilize a reseller network to distribute our standard products.

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

•
The use of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

Net Sales

	Three Months Ended
(in thousands)	July 29, 2017	July 30, 2016	Dollar Change	Percent Change
Net sales:
Commercial	$32,863	$36,254	$(3,391)	(9.4)%
Live Events	77,612	60,633	16,979	28.0
High School Park and Recreation	28,479	27,617	862	3.1
Transportation	18,912	14,286	4,626	32.4
International	14,862	18,356	(3,494)	(19.0)
	$172,728	$157,146	$15,582	9.9%
Orders:
Commercial	$29,937	$45,068	$(15,131)	(33.6)%
Live Events	61,605	52,880	8,725	16.5
High School Park and Recreation	32,180	31,113	1,067	3.4
Transportation	9,269	11,915	(2,646)	(22.2)
International	20,090	34,192	(14,102)	(41.2)
	$153,081	$175,168	$(22,087)	(12.6)%

Commercial: The decrease in net sales for the three months ended July 29, 2017 compared to the same period one year ago was primarily due to a decline in the billboard niche market demand, partially offset by an increase in large spectacular projects.

The decrease in orders for the three months ended July 29, 2017 compared to the same period one year ago was the net result of volatility in order timing of large custom projects in the spectacular niche and lower market demand in the billboard niche compared to last year. Comparability of quarter over quarter is difficult due to the uniqueness of the projects in the market.

Live Events:  The increase in net sales for the three months ended July 29, 2017 compared to the same period one year ago was primarily due to continued demand and the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities.

Orders increased for the three months ended July 29, 2017 compared to the same period one year ago due to increased projects in college and university venues and professional sport arenas.

High School Park and Recreation: The increase in net sales for the three months ended July 29, 2017 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers due to increased market activity and timing of customer demand.

Orders increased for the three months ended July 29, 2017 compared to the same period one year ago due to strong market demand for scoring systems and message centers.

Transportation: Net sales for the three months ended July 29, 2017 compared to the same period one year ago increased due to higher demand from state transportation authorities.

Orders for the three months ended July 29, 2017 compared to the same period one year ago decreased primarily due to variability caused by large order timing.

International:  Net sales for the three months ended July 29, 2017 compared to the same period one year ago decreased primarily due to lower volume of orders.

Orders decreased for the three months ended July 29, 2017 compared to the same period one year ago primarily due the volatility of large order timing.

Backlog

The product order backlog as of July 29, 2017 was $184 million as compared to $198 million as of July 30, 2016 and $203 million at the end of the fourth quarter of fiscal 2017.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of July 29, 2017 increased from July 30, 2016 in our High School Park and Recreation and Transportation business units and decreased in our Commercial, Live Events and International business units.

Gross Profit

	Three Months Ended
	July 29, 2017		July 30, 2016
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,268	25.2%	$9,155	25.3%
Live Events	17,054	22.0	12,176	20.1
High School Park and Recreation	10,351	36.3	9,460	34.3
Transportation	6,945	36.7	4,842	33.9
International	2,028	13.6	3,434	18.7
	$44,646	25.8%	$39,067	24.9%

Gross profit is net sales less cost of goods sold. Cost of goods sold consist primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the three months ended July 29, 2017 compared to the same period one year ago was primarily due to improved performance on large projects as compared to original estimates and improved productivity to achieve higher sales volumes at similar costs. The following describes the overall impact by business unit:

Commercial:  The gross profit percent remained relatively flat for the three months ended July 29, 2017 compared to the same period one year ago.

Live Events: The gross profit percent increase for the three months ended July 29, 2017 compared to the same period one year ago was due to improved performance on large projects as compared to original estimates and improved productivity to achieve higher sales volumes at similar costs, offset by higher warranty expenses as a percent of sales.

High School Park and Recreation:  The gross profit percent increase for the three months ended July 29, 2017 as compared to the same period one year ago was primarily due to improved productivity to achieve higher sales volumes on similar costs.

Transportation:  The gross profit percent increase for the three months ended July 29, 2017 compared to the same period one year ago was primarily due to an increased volume of sales.

International:  The gross profit percent decrease for the three months ended July 29, 2017 compared to the same period one year ago was primarily the result of lower sales volumes over a relatively fixed cost structure and higher warranty expenses as a percent of sales.

Selling Expense

	Three Months Ended
	July 29, 2017			July 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,694	14.3%	0.8%	$4,659	12.9%
Live Events	3,318	4.3	0.5	3,302	5.4
High School Park and Recreation	2,604	9.1	5.9	2,460	8.9
Transportation	1,037	5.5	(16.4)	1,241	8.7
International	3,286	22.1	(8.6)	3,597	19.6
	$14,939	8.6%	(2.1)%	$15,259	9.7%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our High School Park and Recreation business unit increased in the first quarter of fiscal 2018 compared to the same quarter a year ago, which was mainly related to increases in personnel expenses.

Selling expense in our Transportation and International business units declined in the first quarter of fiscal 2018 compared to the same quarter a year ago due to lower personnel related costs, lower bad debt expense and third-party commissions that had been incurred in the first quarter of fiscal 2017.

Selling expense in our Commercial and Live Events business units for the first quarter of fiscal 2018 remained relatively flat compared to the same quarter a year ago.

Other Operating Expenses

	Three Months Ended
	July 29, 2017			July 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,935	5.2%	1.7%	$8,783	5.6%
Product design and development	$9,047	5.2%	28.5%	$7,043	4.5%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the first quarter of fiscal 2018 increased as compared to the same period one year ago primarily due to increases in personnel expenses and information technology software and hardware expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. We plan to make continued investments in our software and controller capabilities throughout our varied product offerings. Through all design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and is included in cost of goods sold.

Product development expenses in the first quarter of fiscal 2018 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of our products and solutions to the market. To deliver value to our customers and serve the markets' expectations, we plan to increase the level of expenditures for new or enhanced customer solutions as compared to prior years during fiscal 2018.

Other Income and Expenses

	Three Months Ended
	July 29, 2017			July 30, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$125	0.1%	(23.3)%	$163	0.1%
Other income (expense), net	$145	0.1%	(254.3)%	$(94)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the first quarter of fiscal 2018 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other income (expense), net:  The change in other income and expense, net for the first quarter of fiscal 2018 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate was 29.7 percent for the first quarter of fiscal 2018 as compared to an effective tax rate of 31.2 percent for the first quarter of fiscal 2017. The substantial factor impacting our effective rate was due to an increase in our expected research and development tax credit due to an increase in activity within product development.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 29, 2017	July 30, 2016	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,913)	$6,598	(174.5)%
Investing activities	3,007	2,369	26.9
Financing activities	(3,901)	(7,134)	(45.3)
Effect of exchange rate changes on cash	52	(383)	(113.6)
Net (decrease) increase in cash and cash equivalents	$(5,755)	$1,450	(496.9)%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $4.9 million for the first three months of fiscal 2018 compared to net cash provided by operating activities of $6.6 million in the first three months of fiscal 2017. Cash flow from operating activities fluctuated due to a rise in accounts receivable corresponding with the increase in net sales. The $11.5 million decrease in cash from operating activities from the first three months of fiscal 2017 to the first three months of fiscal 2018 was the net result of changes in net operating assets and liabilities of $14.3 million, a $0.1 million decrease in depreciation and amortization, a $0.1 million decrease in other non-cash items, net, adjusted by an increase of $0.1 million equity losses of an affiliate and a $2.9 million increase in net income.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	July 29, 2017	July 30, 2016
(Increase) decrease:
Restricted cash	$(6)	$5
Accounts receivable	(22,035)	(8,835)
Long-term receivables	488	432
Inventories	(7,878)	1,098
Costs and estimated earnings in excess of billings	(9,952)	(19,972)
Prepaid expenses and other current assets	696	532
Income tax receivables	295	4,050
Investment in affiliates and other assets	104	(108)
Increase (decrease):
Current marketing obligations and other payables	(638)	(386)
Accounts payable	4,732	7,169
Customer deposits (billed or collected)	3,904	4,638
Accrued expenses	2,333	2,967
Warranty obligations	507	(1,114)
Billings in excess of costs and estimated earnings	3,739	2,106
Long-term warranty obligations	1,347	534
Income taxes payable	1,644	(1)
Deferred revenue (billed or collected)	1,533	813
Long-term marketing obligations and other payables	601	1,781
	$(18,586)	$(4,291)

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term fluctuations in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings, and various other operating assets and liabilities. Variability in costs and earnings in excess of billings and billings in excess of costs relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets.

Net cash provided by investing activities:  Net cash provided by investing activities totaled $3.0 million in the first three months of fiscal 2018 compared to $2.4 million in the first three months of fiscal 2017. The change in the amount of cash from investing activities was primarily the result of a net increase in the maturities of marketable securities of $3.2 million in the first three months of fiscal 2018 as compared to the first three months of fiscal 2017. Purchases of property and equipment totaled $4.1 million in the first three months of fiscal 2018 compared to $2.2 million in the first three months of fiscal 2017. A cash outlay of $0.6 million was recognized during the first three months of fiscal 2018 for equity investments.

Net cash used in financing activities:  Net cash used in financing activities was $3.9 million for the three months ended July 29, 2017 compared to $7.1 million in the same period one year ago. Dividends of $3.1 million, or $0.07 per share, were paid to Daktronics shareholders during the first three months of fiscal 2018, as compared to dividends of $4.4 million, or $0.10 per share, paid to Daktronics shareholders during the first three months of fiscal 2017. In the first quarter of fiscal 2017, we used $1.8 million to purchase our common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors, and there have been no purchases in the three months ended July 29, 2017.

Other Liquidity and Capital Resources Discussion: We have $10.2 million of retainage on long-term contracts included in receivables and costs in excess of billings as of July 29, 2017, which we expect to collect within one year.

Working capital was $137.2 million and $127.1 million at July 29, 2017 and April 29, 2017, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 2.7 percent at July 29, 2017.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of July 29, 2017, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $5.5 million.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40.0 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a fixed loan fee of $5 thousand per quarter. As of July 29, 2017, there were no advances outstanding under the loan agreement and approximately $3.4 million in bank guarantees under this line of credit.

As of July 29, 2017, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and paid since the prior fiscal year end of April 29, 2017:

Date Declared	Record Date	Payment Date	Amount per Share
June 1, 2017	June 13, 2017	June 23, 2017	$0.07
August 31, 2017	September 11, 2017	September 22, 2017	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At July 29, 2017, we had $21.6 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $20 million for fiscal 2018 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through July 29, 2017, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the three months ended July 29, 2017, net sales originating outside the United States were 10.8 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.5 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of contracts with customers denominated in a foreign currency. The notional amount of these derivatives is $9.6 million, and all contracts mature within 12 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 13. Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of July 29, 2017, our outstanding marketing obligations were $0.5 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of July 29, 2017, our outstanding long-term receivables were $4.4 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2018	2019	2020	2021	2022	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,746	$1,300	$624	$388	$290	$55
Average interest rate	8.9%	8.8%	8.7%	8.6%	8.4%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$156	$530	$1,000	$—	$—	$—
Average interest rate	5.7%	4.5%	3.3%	—%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$189	$198	$99	$10	$—	$—
Average interest rate	8.4%	9.0%	9.0%	9.0%	—%	—%

Of our $26.9 million in cash balances at July 29, 2017, $19.6 million were denominated in U.S. dollars.  Cash balances in foreign currencies are operating balances maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

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

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 29, 2017, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 29, 2017, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 29, 2017, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended July 29, 2017, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	September 1, 2017

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

10.5
Amended and Restated Loan Agreement dated May 5, 2017 by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 filed with our Annual Report on Form 10-K filed on June 9, 2017).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 29, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.