Form 10-Q
period 2017-10-28
DAKTRONICS INC /SD/
filed 2017-12-01
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

or
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

The number of shares of the registrant’s common stock outstanding as of November 27, 2017 was 44,474,171.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 28, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 28, 2017	April 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,699	$32,623
Restricted cash	27	216
Marketable securities	21,787	32,713
Accounts receivable, net	108,719	78,846
Inventories, net	70,436	66,486
Costs and estimated earnings in excess of billings	31,302	36,403
Current maturities of long-term receivables	1,964	2,274
Prepaid expenses and other assets	7,566	7,553
Income tax receivables	1,725	611
Total current assets	283,225	257,725

Long-term receivables, less current maturities	2,208	2,616
Goodwill	8,190	7,812
Intangibles, net	4,338	4,705
Investment in affiliates and other assets	4,730	4,534
Deferred income taxes	11,287	11,292
	30,753	30,959
PROPERTY AND EQUIPMENT:
Land	2,134	2,099
Buildings	66,863	65,935
Machinery and equipment	86,875	84,189
Office furniture and equipment	5,642	5,604
Computer software and hardware	53,316	51,523
Equipment held for rental	287	374
Demonstration equipment	7,143	7,109
Transportation equipment	7,508	7,108
Property and equipment, net	229,768	223,941
Less accumulated depreciation	164,549	157,192
	65,219	66,749
TOTAL ASSETS	$379,197	$355,433

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	October 28, 2017	April 29, 2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,005	$51,499
Accrued expenses	27,399	25,033
Warranty obligations	15,400	13,578
Billings in excess of costs and estimated earnings	16,561	10,897
Customer deposits (billed or collected)	14,349	14,498
Deferred revenue (billed or collected)	14,046	12,137
Current portion of other long-term obligations	913	1,409
Income taxes payable	1,334	1,544
Total current liabilities	139,007	130,595

Long-term warranty obligations	15,740	14,321
Long-term deferred revenue (billed or collected)	6,835	5,434
Other long-term obligations	2,333	2,848
Long-term income tax payable	3,306	3,113
Deferred income taxes	937	836
Total long-term liabilities	29,151	26,552
TOTAL LIABILITIES	168,158	157,147

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,671,548 and 44,372,357 shares issued and outstanding at October 28, 2017 and April 29, 2017, respectively	53,862	52,530
Additional paid-in capital	39,034	38,004
Retained earnings	123,330	113,967
Treasury Stock, at cost, 303,957 shares at October 28, 2017 and April 29, 2017, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(3,353)	(4,381)
TOTAL SHAREHOLDERS' EQUITY	211,039	198,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$379,197	$355,433

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$169,309	$169,992	$342,037	$327,138
Cost of goods sold	126,705	125,684	254,787	243,763
Gross profit	42,604	44,308	87,250	83,375

Operating expenses:
Selling expense	15,350	15,891	30,289	31,150
General and administrative	8,868	8,625	17,803	17,408
Product design and development	8,948	7,126	17,995	14,169
	33,166	31,642	66,087	62,727
Operating income	9,438	12,666	21,163	20,648

Nonoperating income (expense):
Interest income	151	171	362	376
Interest expense	(47)	(76)	(133)	(118)
Other (expense) income, net	(87)	149	58	55

Income before income taxes	9,455	12,910	21,450	20,961
Income tax expense	2,323	3,889	5,889	6,401
Net income	$7,132	$9,021	$15,561	$14,560

Weighted average shares outstanding:
Basic	44,412	43,988	44,345	44,051
Diluted	44,679	44,098	44,696	44,168

Earnings per share:
Basic	$0.16	$0.21	$0.35	$0.33
Diluted	$0.16	$0.20	$0.35	$0.33

Cash dividends declared per share	$0.07	$0.07	$0.14	$0.17

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income	$7,132	$9,021	$15,561	$14,560

Other comprehensive income (loss):
Cumulative translation adjustments	(20)	(509)	1,061	(1,440)
Unrealized loss on available-for-sale securities, net of tax	(26)	(2)	(33)	(4)
Total other comprehensive income (loss), net of tax	(46)	(511)	1,028	(1,444)
Comprehensive income	$7,086	$8,510	$16,589	$13,116

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,561	$14,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,902	9,242
Impairment of intangible assets	—	830
(Gain) loss on sale of property, equipment and other assets	(1,221)	33
Share-based compensation	1,341	1,484
Equity in loss of affiliate	191	—
Provision for doubtful accounts	(21)	962
Deferred income taxes, net	81	(48)
Change in operating assets and liabilities	(15,496)	(12,049)
Net cash provided by operating activities	9,338	15,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,735)	(4,625)
Proceeds from sale of property, equipment and other assets	2,000	72
Purchases of marketable securities	—	(4,583)
Proceeds from sales or maturities of marketable securities	10,802	11,328
Purchases of equity investment	(607)	(562)
Net cash provided by investing activities	4,460	1,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(6)
Proceeds from exercise of stock options	511	102
Principal payments on long-term obligations	(1,027)	(904)
Dividends paid	(6,197)	(7,482)
Payments for common shares repurchased	—	(1,825)
Tax payments related to RSU issuances	(311)	(213)
Net cash used in financing activities	(7,024)	(10,328)

EFFECT OF EXCHANGE RATE CHANGES	113	(591)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,887	5,725

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	32,839	28,526
End of period	$39,726	$34,251

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$134	$153
Income taxes, net of refunds	6,934	1,170

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	48	218
Purchase of property and equipment included in accounts payable	1,312	295
Contributions of common stock under the ESPP	820	—

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

Daktronics, Inc. operates on a 52- to 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 28, 2017 and October 29, 2016 contained operating results for 26-weeks.

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

The aggregate amount of investments accounted for under the equity method was $3,093 and $2,678 at October 28, 2017 and April 29, 2017, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the six months ended October 28, 2017, our share of the losses of our affiliates was $191.

The aggregate amount of investments accounted for under the cost method was $42 at October 28, 2017 and April 29, 2017, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We early adopted ASU 2016-15 during the second quarter of fiscal 2018. Adoption of ASU 2016-15 did not have a material impact on our current period consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. We early-adopted ASU 2016-18 during the second quarter of fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the statements of cash flows, the adoption of ASU 2016-18 did not have an impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance with respect to principal versus agent considerations and the identification of performance obligations and licensing, to issue guidance on certain narrow areas, and to add practical expedients. We will adopt ASU 2014-09 and related guidance during the first quarter of fiscal 2019. We have commenced a process to evaluate the impact of ASU 2014-09 on our contracts, including identifying potential differences that would result from applying the requirements of ASU 2014-09. In fiscal 2017, we made progress in reviewing our various types of revenue arrangements, and completed our preliminary assessment of all performance obligations. We have drafted accounting policies and are evaluating the disclosure requirements of ASU 2014-09 on our business processes, controls and systems. We plan to finalize our assessment during the fourth quarter of fiscal 2018 and provide training to those impacted in the organization. As a result of the review performed to date, we do not anticipate that the adoption will significantly change the timing or amount of revenue recognized, based upon our current assessment of ‘point in time’ and ‘over time’ revenue recognition. Therefore, we do not anticipate that the adoption of ASU 2014-09 will materially impact our consolidated results of operations and financial statements, other than the additional disclosure requirements.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 28, 2017 and October 29, 2016:

	Net income	Shares	Per share income
For the three months ended October 28, 2017
Basic earnings per share	$7,132	44,412	$0.16
Dilution associated with stock compensation plans	—	267	—
Diluted earnings per share	$7,132	44,679	$0.16
For the three months ended October 29, 2016
Basic earnings per share	$9,021	43,988	$0.21
Dilution associated with stock compensation plans	—	110	(0.01)
Diluted earnings per share	$9,021	44,098	$0.20
For the six months ended October 28, 2017
Basic earnings per share	$15,561	44,345	$0.35
Dilution associated with stock compensation plans	—	351	—
Diluted earnings per share	$15,561	44,696	$0.35
For the six months ended October 29, 2016
Basic earnings per share	$14,560	44,051	$0.33
Dilution associated with stock compensation plans	—	117	—
Diluted earnings per share	$14,560	44,168	$0.33

Options outstanding to purchase 1,303 shares of common stock with a weighted average exercise price of $13.08 for the three months ended October 28, 2017 and 2,162 shares of common stock with a weighted average exercise price of $14.56 for the three months ended October 29, 2016 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,312 shares of common stock with a weighted average exercise price of $13.08 for the six months ended October 28, 2017 and 2,655 shares of common stock with a weighted average exercise price of $13.41 for the six months ended October 29, 2016 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the first and second quarter of fiscal 2018, we had no repurchases of shares of our outstanding common stock. During the first quarter of fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825, and there were no other purchases during fiscal 2017. As of October 28, 2017, we had $38,175 of remaining capacity under our current share repurchase program.

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

Our segment reporting presents results through gross profit less selling costs. Gross profit is net sales less cost of goods sold. Cost of goods sold consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies. Segment profit excludes general and administration expense, product development expense, interest income and expense, non-operating income and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  Our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.  Unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
Commercial	$34,377	$39,923	$67,240	$76,177
Live Events	68,653	55,363	146,265	115,996
High School Park and Recreation	29,660	28,707	58,139	56,324
Transportation	16,476	16,101	35,388	30,387
International	20,143	29,898	35,005	48,254
	169,309	169,992	342,037	327,138

Gross profit:
Commercial	5,271	10,552	13,539	19,707
Live Events	16,255	11,625	33,309	23,801
High School Park and Recreation	10,553	9,242	20,904	18,702
Transportation	6,181	5,799	13,126	10,641
International	4,344	7,090	6,372	10,524
	42,604	44,308	87,250	83,375

Selling expense:
Commercial	4,669	4,715	9,363	9,374
Live Events	3,401	2,967	6,719	6,269
High School Park and Recreation	2,743	2,491	5,347	4,951
Transportation	1,102	1,268	2,139	2,509
International	3,435	4,450	6,721	8,047
	15,350	15,891	30,289	31,150

Non-allocated operating expenses:
General and administrative	8,868	8,625	17,803	17,408
Product design and development	8,948	7,126	17,995	14,169
Operating income	9,438	12,666	21,163	20,648

Nonoperating income (expense):
Interest income	151	171	362	376
Interest expense	(47)	(76)	(133)	(118)
Other (expense) income, net	(87)	149	58	55

Income before income taxes	9,455	12,910	21,450	20,961
Income tax expense	2,323	3,889	5,889	6,401
Net income	$7,132	$9,021	$15,561	$14,560

Depreciation, amortization and impairment:
Commercial	$1,544	$1,594	$3,078	$3,161
Live Events	1,196	1,273	2,434	2,553
High School Park and Recreation	422	451	844	889
Transportation	285	324	579	646
International	270	1,162	551	1,491
Unallocated corporate depreciation	725	668	1,416	1,332
	$4,442	$5,472	$8,902	$10,072

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
United States	$143,856	$134,574	$297,858	$269,592
Outside U.S.	25,453	35,418	44,179	57,546
	$169,309	$169,992	$342,037	$327,138

	October 28, 2017	April 29, 2017
Property and equipment, net of accumulated depreciation:
United States	$59,458	$62,425
Outside U.S.	5,761	4,324
	$65,219	$66,749

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 28, 2017, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of October 28, 2017 and April 29, 2017, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of October 28, 2017
Certificates of deposit	$9,419	$—	$—	$9,419
U.S. Government sponsored entities	6,667	—	(36)	6,631
Municipal bonds	5,732	5	—	5,737
	$21,818	$5	$(36)	$21,787
Balance as of April 29, 2017
Certificates of deposit	$12,487	$—	$—	$12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	12,260	—	(22)	12,238
Municipal bonds	7,574	14	—	7,588
	$32,721	$14	$(22)	$32,713

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "accumulated other comprehensive loss" into earnings based on the specific identification method. In the six months ended October 28, 2017 and October 29, 2016, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 28, 2017 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$6,194	$3,225	$9,419
U.S. Government sponsored entities	998	5,633	6,631
Municipal bonds	2,726	3,011	5,737
	$9,918	$11,869	$21,787

Note 6. Business Combinations

ADFLOW Acquisition

We have a contingent liability related to a prior year acquisition of ADFLOW Networks, Inc. ("ADFLOW"), on March 15, 2016. For more information related to the ADFLOW acquisition, see "Note 4. Business Combinations" of our Annual Report on Form 10-K for the fiscal year ended April 29, 2017. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires us to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable. "See Note 13. Fair Value Measurement" for more information.

Note 7. Sale of Non-Digital Division

In September 2017, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which is included in cost of goods sold in the International business unit.

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 28, 2017 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 29, 2017	$2,274	$3,199	$45	$2,294	$7,812
Foreign currency translation	22	153	23	180	378
Balance as of October 28, 2017	$2,296	$3,352	$68	$2,474	$8,190

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We complete this annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter.  The result of our analysis indicated no goodwill impairment existed as of October 30, 2016, which was the first business day of our third quarter of fiscal 2017. We are currently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter of fiscal 2018.

Note 9. Inventories

Inventories consisted of the following:

	October 28, 2017	April 29, 2017
Raw materials	$26,650	$24,801
Work-in-process	10,887	7,366
Finished goods	32,899	34,319
	$70,436	$66,486

Note 10. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,529 and $2,610 at October 28, 2017 and April 29, 2017, respectively. Included in accounts receivable as of October 28, 2017 and April 29, 2017 was $1,454 and $1,857, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding twelve months and sales-type leases.  The present value of these contracts and leases is recorded as a receivable as the revenue is recognized in accordance with U.S. GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $4,172 and $4,890 as of October 28, 2017 and April 29, 2017, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through 2024.  The face amount of long-term receivables was $4,213 and $5,201 as of October 28, 2017 and April 29, 2017, respectively.

Note 11. Commitments and Contingencies

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

As of October 28, 2017 and April 29, 2017, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past three years, we have deployed preventative maintenance to sites impacted and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. During fiscal 2017, 2016, and 2015 we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $1,766, $9,174, and $1,168, respectively. We recognized warranty expense related to this issue of $3,439 during the six months ended October 28, 2017. This increased expense level is not the result of a new issue, but is primarily based on our decision to preserve our market leadership. We elected to expand the refurbishments for customer relationship purposes. As of October 28, 2017, we had $4,380 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements are nearing expiration for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the six months ended October 28, 2017 consisted of the following:

Amount
Beginning accrued warranty obligations	$27,899
Warranties issued during the period	6,958
Settlements made during the period	(8,260)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	4,543
Ending accrued warranty obligations	$31,140

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of October 28, 2017, we had outstanding letters of credit and surety bonds in the amount of $8,841 and $10,333, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $1,715 and $1,614 for the six months ended October 28, 2017 and October 29, 2016, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 28, 2017:

Fiscal years ending	Amount
2018	$1,482
2019	2,369
2020	1,899
2021	1,640
2022	1,334
Thereafter	404
$9,128

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of October 28, 2017, we were obligated under the following conditional and unconditional purchase commitments, which included $350 in conditional purchase commitments:

Fiscal years ending	Amount
2018	$1,682
2019	2,345
2020	1,668
2021	253
2022	143
Thereafter	380
$6,471

Note 12. Income Taxes

We are subject to U.S. Federal income tax as well as income taxes of multiple state and foreign jurisdictions.  Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. As a result of the completion of examinations by the Internal Revenue Service on prior years and the expiration of statutes of limitations, our fiscal years 2014, 2015, and 2016 are the remaining years open under statutes of limitations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2007.

As of October 28, 2017, we had $3,306 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 13. Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 28, 2017 and April 29, 2017 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 28, 2017
Cash and cash equivalents	$39,699	$—	$—	$39,699
Restricted cash	27	—	—	27
Available-for-sale securities:
Certificates of deposit	—	9,419	—	9,419
U.S. Government sponsored entities	—	6,631	—	6,631
Municipal bonds	—	5,737	—	5,737
Derivatives - asset position	—	76	—	76
Derivatives - liability position	—	(269)	—	(269)
Contingent liability	—	—	(986)	(986)
	$39,726	$21,594	$(986)	$60,334
Balance as of April 29, 2017
Cash and cash equivalents	$32,623	$—	$—	$32,623
Restricted cash	216	—	—	216
Available-for-sale securities:
Certificates of deposit	—	12,487	—	12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	12,238	—	12,238
Municipal bonds	—	7,588	—	7,588
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(277)	—	(277)
Contingent liability	—	—	(1,891)	(1,891)
	$33,239	$32,100	$(1,891)	$63,448

A roll forward of the Level 3 contingent liability, both short- and long-term, for the six months ended October 28, 2017 is as follows:

Contingent liability as of April 29, 2017	$1,891
Settlements	(1,009)
Interest	20
Foreign currency translation	84
Contingent liability as of October 28, 2017	$986

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 14. Derivative Financial Instruments" for more information regarding our derivatives.

Contingent liability: Consists of the fair value of a liability measured on expected future payments relating to a business acquisition if future financial performance measures are achieved.  The contingent liability was calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of October 28, 2017 and April 29, 2017.  The unobservable inputs included management expectations and forecasts for business performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change.  The contingent liability is presented in other long-term obligations in our consolidated balance sheets.

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

Note 14. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 28, 2017 and April 29, 2017, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at October 28, 2017 and April 29, 2017 were as follows:

	October 28, 2017		April 29, 2017
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,993	5,219	7,984	10,669
U.S. Dollars/Canadian Dollars	1,127	1,481	256	345
U.S. Dollars/British Pounds	(140)	—	4,936	3,959
U.S. Dollars/Singapore Dollars	—	—	605	844
U.S. Dollars/Euros	2,271	1,982	528	491
U.S. Dollars/Swiss Franc	419	400	—	—

As of October 28, 2017, there was an asset and liability of $76 and $269, respectively, and as of April 29, 2017, there was an asset and liability of $64 and $277, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 15. Subsequent Events

On November 30, 2017, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on December 21, 2017 to holders of record of our common stock on December 11, 2017.

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

Our backlog consists of contractually binding sales agreements or purchase orders we expect to fill within the next 24 months. Orders, which we define as a receipt of an executed contract and any required deposits, are booked and included in backlog. As a result, certain orders for which we have received binding letters of intent or contracts will not be booked until all required contractual documents and deposits are received. In addition, order bookings can vary significantly on a quarterly basis as a result of the timing of large orders. Because order backlog may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.  Backlog can fluctuate due to large order booking timing and seasonality. Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

Net Sales

	Three Months Ended
(in thousands)	October 28, 2017	October 29, 2016	Dollar Change	Percent Change
Net sales:
Commercial	$34,377	$39,923	$(5,546)	(13.9)%
Live Events	68,653	55,363	13,290	24.0
High School Park and Recreation	29,660	28,707	953	3.3
Transportation	16,476	16,101	375	2.3
International	20,143	29,898	(9,755)	(32.6)
	$169,309	$169,992	$(683)	(0.4)%
Orders:
Commercial	$39,134	$36,663	$2,471	6.7%
Live Events	43,730	31,050	12,680	40.8
High School Park and Recreation	14,737	15,764	(1,027)	(6.5)
Transportation	14,245	14,754	(509)	(3.4)
International	30,414	18,643	11,771	63.1
	$142,260	$116,874	$25,386	21.7%

Commercial: The decrease in net sales for the three months ended October 28, 2017 compared to the same period one year ago was primarily due to lower order volumes in the on-premise niche and the timing of delivery of large projects in the spectacular niche, which were partially offset by an increase in the billboard niche shipment activity due to timing of customer demand.

The increase in orders for the three months ended October 28, 2017 compared to the same period one year ago was the net result of a large account-based order in the billboard niche, which was offset by decreases in the on-premise and spectacular niches due to a number of factors, including competitive market pricing, a delay of national account-based opportunities during the three months ended October 28, 2017 as compared to the same period last year, the natural volatility of large project timing, and limited sales coverages in certain geographies due to employee turnover.

Live Events:  The increase in net sales for the three months ended October 28, 2017 compared to the same period one year ago was primarily due to continued demand and the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities.

Orders increased for the three months ended October 28, 2017 compared to the same period one year ago due to an increased number of projects in professional baseball sport arenas.

High School Park and Recreation: The increase in net sales for the three months ended October 28, 2017 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers as a result of increased market activity and timing of customer demand.

Orders decreased for the three months ended October 28, 2017 compared to the same period one year ago due to variability in order timing.

Transportation: Net sales for the three months ended October 28, 2017 compared to the same period one year ago remained relatively flat.

Orders for the three months ended October 28, 2017 compared to the same period one year ago decreased primarily due to variability caused by large order timing.

International:  Net sales for the three months ended October 28, 2017 compared to the same period one year ago decreased primarily due to lower volume of orders in the prior-year period.

Orders increased for the three months ended October 28, 2017 compared to the same period one year ago primarily due to the volatility of large order timing.

Backlog

The product order backlog as of October 28, 2017 was $155 million as compared to $142 million as of October 29, 2016 and $184 million at the end of the first quarter of fiscal 2018.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of October 28, 2017 increased from October 29, 2016 in our Transportation and International business units and decreased in our Commercial, Live Events and High School Park and Recreation business units.

Gross Profit

	Three Months Ended
	October 28, 2017		October 29, 2016
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$5,271	15.3%	$10,552	26.4%
Live Events	16,255	23.7	11,625	21.0
High School Park and Recreation	10,553	35.6	9,242	32.2
Transportation	6,181	37.5	5,799	36.0
International	4,344	21.6	7,090	23.7
	$42,604	25.2%	$44,308	26.1%

Gross profit is net sales less cost of goods sold. Cost of goods sold consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended October 28, 2017 compared to the same period one year ago was primarily due to lower sales volumes and additional warranty charges. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decreased for the three months ended October 28, 2017 compared to the same period one year ago primarily due to higher warranty expenses and lower sales volumes.

Live Events: The gross profit percent increase for the three months ended October 28, 2017 compared to the same period one year ago was due to an increased volume of sales, improved productivity and lower warranty expenses.

High School Park and Recreation:  The gross profit percent increase for the three months ended October 28, 2017 as compared to the same period one year ago was primarily due to improved productivity as higher sales volumes were achieved on similar costs and improved contract margins.

Transportation:  The gross profit percent increase for the three months ended October 28, 2017 compared to the same period one year ago was primarily due to lower warranty expenses, which were partially offset by lower margins due to increased competition.

International:  The gross profit percent decrease for the three months ended October 28, 2017 compared to the same period one year ago was primarily the result of lower sales volumes over a relatively fixed cost structure and higher warranty expenses offset by the sale of our non-digital division assets for a gain of $1.2 million.

Selling Expense

	Three Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,669	13.6%	(1.0)%	$4,715	11.8%
Live Events	3,401	5.0	14.6	2,967	5.4
High School Park and Recreation	2,743	9.2	10.1	2,491	8.7
Transportation	1,102	6.7	(13.1)	1,268	7.9
International	3,435	17.1	(22.8)	4,450	14.9
	$15,350	9.1%	(3.4)%	$15,891	9.3%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial business unit for the second quarter of fiscal 2018 remained relatively flat compared to the same quarter a year ago.

Selling expense in our Live Events business unit increased in the second quarter of fiscal 2018 compared to the same quarter a year ago due to increases in marketing/advertising expenses and personnel expenses. Selling expense in our High School Park and Recreation business unit increased in the second quarter of fiscal 2018 compared to the same quarter a year ago due to increases in personnel expenses.

Selling expense in our Transportation business unit decreased in the second quarter of fiscal 2018 compared to the same quarter a year ago due to lower bad debt and marketing expenses. Selling expense in our International business unit declined in the second quarter of fiscal 2018 compared to the same quarter a year ago due to lower bad debt expense and third-party commissions and a $0.2 million intangible asset impairment that had been incurred in the second quarter of fiscal 2017 that was not incurred in the second quarter of fiscal 2018.

Other Operating Expenses

	Three Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,868	5.2%	2.8%	$8,625	5.1%
Product design and development	$8,948	5.3%	25.6%	$7,126	4.2%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the second quarter of fiscal 2018 increased as compared to the same period one year ago primarily due to increases in personnel expenses and information technology software and hardware expenses, which were partially offset by a decrease in professional fees.

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

Product development expenses in the second quarter of fiscal 2018 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we plan to increase the level of expenditures for new or enhanced customer solutions as compared to prior years throughout fiscal 2018.

Other Income and Expenses

	Three Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$104	0.1%	9.5%	$95	0.1%
Other (expense) income, net	$(87)	(0.1)%	(158.4)%	$149	0.1%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the second quarter of fiscal 2018 compared to the same period one year ago remained relatively flat. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the second quarter of fiscal 2018 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate was 24.6 percent for the second quarter of fiscal 2018 as compared to an effective tax rate of 30.1 percent for the second quarter of fiscal 2017. The primary factors impacting our effective rate were an increase in our expected research and development tax credit during fiscal 2018 due to an increase in activity within product development as compared to fiscal 2017 and the reversal of a portion of a foreign valuation allowance to offset the non-digital asset sale gain.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

Net Sales

	Six Months Ended
(in thousands)	October 28, 2017	October 29, 2016	Dollar Change	Percent Change
Net sales:
Commercial	$67,240	$76,177	$(8,937)	(11.7)%
Live Events	146,265	115,996	30,269	26.1
High School Park and Recreation	58,139	56,324	1,815	3.2
Transportation	35,388	30,387	5,001	16.5
International	35,005	48,254	(13,249)	(27.5)
	$342,037	$327,138	$14,899	4.6%
Orders:
Commercial	$69,071	$81,731	$(12,660)	(15.5)%
Live Events	105,335	83,930	21,405	25.5
High School Park and Recreation	46,917	46,877	40	0.1
Transportation	23,514	26,669	(3,155)	(11.8)
International	50,504	52,835	(2,331)	(4.4)
	$295,341	$292,042	$3,299	1.1%

Commercial: Net sales for the six months ended October 28, 2017 compared to the same period one year ago decreased as a result of lower order volumes in the on-premise niche and the timing of delivery of large projects in the spectacular niche.

The decrease in orders for the six months ended October 28, 2017 compared to the same period one year ago was the net result of an increase in large account-based billboard niche orders, which was offset by decreases in the on-premise and spectacular niches due to a number of factors including competitive market pricing, a delay of national account-based opportunities during the six months ended October 28, 2017 as compared to the same period last year, the natural volatility of large project timing, and limited sales coverages in certain geographies due to employee turnover.

Live Events:  The increase in net sales for the six months ended October 28, 2017 compared to the same period one year ago was primarily due to continued demand and the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities.

Orders increased for the six months ended October 28, 2017 compared to the same period one year ago due to an increased number of projects in college and university venues and professional sport arenas.

High School Park and Recreation: The increase in net sales for the six months ended October 28, 2017 compared to the same period one year ago was primarily due to the timing of shipments of scoring systems and message centers on similar order demand.

Orders for the six months ended October 28, 2017 compared to the same period one year ago remained relatively flat.

Transportation: The increase in net sales for the six months ended October 28, 2017 compared to the same period one year ago was related to the variability caused by large order production timing.

Orders decreased for the six months ended October 28, 2017 compared to the same period one year ago primarily due to variability caused by large order timing.

International:  Net sales decreased in our International business unit for the six months ended October 28, 2017 compared to the same period one year ago mainly due to lower volume of orders.

Orders decreased for the six months ended October 28, 2017 compared to the same period one year ago primarily due to the volatility of large order timing.

Gross Profit

	Six Months Ended
	October 28, 2017		October 29, 2016
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,539	20.1%	$19,707	25.9%
Live Events	33,309	22.8	23,801	20.5
High School Park and Recreation	20,904	36.0	18,702	33.2
Transportation	13,126	37.1	10,641	35.0
International	6,372	18.2	10,524	21.8
	$87,250	25.5%	$83,375	25.5%

Gross profit is net sales less cost of goods sold. Cost of goods sold consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the six months ended October 28, 2017 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease for the six months ended October 28, 2017 compared to the same period one year ago was primarily the result of higher warranty expenses and lower sales volumes.

Live Events: The gross profit percent increase for the six months ended October 28, 2017 compared to the same period one year ago was the result of an increased volume of sales, improved performance on large projects as compared to original estimates and improved productivity.

High School Park and Recreation:  The gross profit percent increase for the six months ended October 28, 2017 as compared to the same period one year ago primarily was due to improved productivity to achieve higher sales volumes on similar costs and improved contract margins.

Transportation:  The gross profit percent increase for the six months ended October 28, 2017 compared to the same period one year ago was primarily due to an increased volume of sales, improved productivity, and lower warranty expenses, which were partially offset by lower margins due to increased competition.

International:  The gross profit percent decrease for the six months ended October 28, 2017 compared to the same period one year ago was primarily the result of lower sales volumes over a relatively fixed cost structure and higher warranty expenses, which were offset by the $1.2 million gain from the sale of our non-digital assets.

Selling Expense

	Six Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,363	13.9%	(0.1)%	$9,374	12.3%
Live Events	6,719	4.6	7.2	6,269	5.4
High School Park and Recreation	5,347	9.2	8.0	4,951	8.8
Transportation	2,139	6.0	(14.7)	2,509	8.3
International	6,721	19.2	(16.5)	8,047	16.7
	$30,289	8.9%	(2.8)%	$31,150	9.5%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expenses in our Commercial business unit remained relatively flat in the six months ended October 28, 2017 compared to the same period one year ago.

Selling expense in our Live Events business unit increased in the six months ended October 28, 2017 compared to the same period one year ago primarily due to increased marketing/advertising expenses and personnel expenses. Selling expense in our High School Park and Recreation business unit increased in the six months ended October 28, 2017 compared to the same period one year ago due to increases in personnel expenses.

Selling expense in our Transportation business unit decreased in the six months ended October 28, 2017 compared to the same period one year ago primarily due to lower bad debt expense. Selling expense in our International business unit declined in the six months ended October 28, 2017 compared to the same period one year ago due to lower bad debt expense and third-party commissions and a $0.2 million intangible asset impairment that had been incurred in the first six months of fiscal 2017 that was not incurred in the first six months of fiscal 2018.

Other Operating Expenses

	Six Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$17,803	5.2%	2.3%	$17,408	5.3%
Product design and development	$17,995	5.3%	27.0%	$14,169	4.3%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the six months ended October 28, 2017 increased as compared to the same period one year ago primarily due to increases in personnel expenses and information technology software and hardware expenses, which were partially offset by a decrease in professional fees.

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

Product development expenses in the six months ended October 28, 2017 as compared to the same period one year ago increased primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we plan to increase the level of expenditures for new or enhanced customer solutions as compared to prior years throughout fiscal 2018.

Other Income and Expenses

	Six Months Ended
	October 28, 2017			October 29, 2016
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$229	0.1%	(11.2)%	$258	0.1%
Other (expense) income, net	$58	—%	5.5%	$55	—%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the six months ended October 28, 2017 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the six months ended October 28, 2017 compared to the same period one year ago was primarily due to foreign currency volatility, the losses recorded from an equity method affiliate, and an income tax penalty incurred on a late filing.

Income Taxes

Our effective tax rate was 27.5 percent for the six months ended October 28, 2017 as compared to an effective tax rate of 30.5 percent for the six months ended October 29, 2016. The primary factors impacting our effective rate were an increase in our expected research and development tax credit during fiscal 2018 due to an increase in activity within product development as compared to fiscal 2017 and the reversal of a portion of a foreign valuation allowance to offset the non-digital asset sale gain.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 28, 2017	October 29, 2016	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$9,338	$15,014	(37.8)%
Investing activities	4,460	1,630	173.6
Financing activities	(7,024)	(10,328)	(32.0)
Effect of exchange rate changes on cash	113	(591)	(119.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$6,887	$5,725	20.3%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $9.3 million for the first six months of fiscal 2018 compared to net cash provided by operating activities of $15.0 million in the first six months of fiscal 2017. Cash flow provided by operating activities fluctuated due to a rise in accounts receivable corresponding with the increase in net sales. The $5.7 million decrease in cash from operating activities from the first six months of fiscal 2017 to the first six months of fiscal 2018 was the net result of changes in net operating assets and liabilities of $3.4 million, a $1.3 million gain on the sale of our non-digital division, a $1.2 million decrease in depreciation, amortization and impairment, and a $1.0 million decrease in the provision for doubtful accounts, adjusted by an increase of $0.2 million in equity losses of an affiliate and a $1.0 million increase in net income.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	October 28, 2017	October 29, 2016
(Increase) decrease:
Accounts receivable	$(29,851)	$(13,267)
Long-term receivables	719	770
Inventories	(4,470)	6,140
Costs and estimated earnings in excess of billings	5,101	(13,154)
Prepaid expenses and other current assets	(14)	(1,067)
Income tax receivables	(1,114)	4,583
Investment in affiliates and other assets	220	278
Increase (decrease):
Current marketing obligations and other payables	(481)	(125)
Accounts payable	(1,282)	1,362
Customer deposits (billed or collected)	(149)	(1,993)
Accrued expenses	3,176	1,736
Warranty obligations	1,867	(1,455)
Billings in excess of costs and estimated earnings	5,670	(2,022)
Long-term warranty obligations	1,419	808
Income taxes payable	(18)	2,243
Deferred revenue (billed or collected)	3,310	1,703
Long-term marketing obligations and other payables	401	1,411
	$(15,496)	$(12,049)

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

Net cash provided by investing activities:  Net cash provided by investing activities totaled $4.5 million in the first six months of fiscal 2018 compared to $1.6 million in the first six months of fiscal 2017. The change in the amount of cash provided by investing activities was the result of a net increase in marketable securities of $4.1 million in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017. Purchases of property and equipment totaled $7.7 million in the first six months of fiscal 2018 compared to $4.6 million in the first six months of fiscal 2017. Proceeds from the sale of property, equipment and other assets totaled $2.0 million in the first six months of fiscal 2018 compared to $0.1 million in the first six months of fiscal 2017; this was mostly related to the sale of our non-digital division.

Net cash used in financing activities:  Net cash used in financing activities was $7.0 million for the six months ended October 28, 2017 compared to $10.3 million in the same period one year ago. Dividends of $6.2 million, or $0.14 per share, were paid to Daktronics shareholders during the first six months of fiscal 2018, as compared to dividends of $7.5 million, or $0.17 per share, paid to Daktronics shareholders during the first six months of fiscal 2017. In the first six months of fiscal 2017, we used $1.8 million to purchase our common shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors, and there have been no purchases in the six months ended October 28, 2017.

Other Liquidity and Capital Resources Discussion: We have $6.7 million of retainage on long-term contracts included in receivables and costs in excess of billings as of October 28, 2017, which we expect to collect within one year.

Working capital was $144.2 million and $127.1 million at October 28, 2017 and April 29, 2017, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with U.S. GAAP.  The effective interest rate was 2.7 percent at October 28, 2017.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of October 28, 2017, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6.1 million.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40.0 million. The interest rate is equal to LIBOR plus 1.5 percent. We are assessed a fixed loan fee of $5 thousand per quarter. As of October 28, 2017, there were no advances outstanding under the loan agreement and approximately $2.8 million in bank guarantees under this line of credit.

As of October 28, 2017, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 29, 2017:

Date Declared	Record Date	Payment Date	Amount per Share
June 1, 2017	June 13, 2017	June 23, 2017	$0.07
August 31, 2017	September 11, 2017	September 22, 2017	$0.07
November 30, 2017	December 11, 2017	December 21, 2017	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At October 28, 2017, we had $10.3 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $25 million for fiscal 2018 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through October 28, 2017, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the six months ended October 28, 2017, net sales originating outside the United States were 12.9 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

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

We have foreign currency forward agreements in place to offset changes in the value of contracts with customers denominated in a foreign currency. The notional amount of these derivatives is $7.7 million, and all contracts mature within nine months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 14. Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of October 28, 2017, our outstanding marketing obligations were $0.5 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of October 28, 2017, our outstanding long-term receivables were $4.2 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2018	2019	2020	2021	2022	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$884	$1,734	$693	$452	$341	$68
Average interest rate	8.8%	8.7%	8.7%	8.6%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$260	$542	$974	$—	$—	$—
Average interest rate	5.6%	4.5%	3.3%	—%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$155	$207	$99	$10	$—	$—
Average interest rate	8.7%	9.0%	9.0%	9.0%	—%	—%

Of our $39.7 million in cash balances at October 28, 2017, $28.8 million were denominated in U.S. dollars of which $3.8 million is held by our foreign subsidiaries.  We have an additional $10.9 million in cash balances denominated in foreign currencies of which $10.3 million are maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We believe that we have adequate sources of supply for our key materials.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 28, 2017, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 28, 2017, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 28, 2017, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the six months ended October 28, 2017, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 1, 2017

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.