Form 10-Q
period 2018-01-27
DAKTRONICS INC /SD/
filed 2018-03-02
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2018

or
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

The number of shares of the registrant’s common stock outstanding as of February 26, 2018 was 44,474,202.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 27, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 27, 2018	April 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,042	$32,623
Restricted cash	28	216
Marketable securities	23,937	32,713
Accounts receivable, net	76,104	78,846
Inventories, net	70,451	66,486
Costs and estimated earnings in excess of billings	32,449	36,403
Current maturities of long-term receivables	2,199	2,274
Prepaid expenses and other assets	7,333	7,553
Income tax receivables	2,726	611
Total current assets	264,269	257,725

Long-term receivables, less current maturities	1,948	2,616
Goodwill	8,469	7,812
Intangibles, net	4,174	4,705
Investment in affiliates and other assets	4,888	4,534
Deferred income taxes	7,983	11,292
	27,462	30,959
PROPERTY AND EQUIPMENT:
Land	2,172	2,099
Buildings	67,340	65,935
Machinery and equipment	88,143	84,189
Office furniture and equipment	5,799	5,604
Computer software and hardware	51,980	51,523
Equipment held for rental	287	374
Demonstration equipment	7,044	7,109
Transportation equipment	7,647	7,108
Property and equipment, net	230,412	223,941
Less accumulated depreciation	166,117	157,192
	64,295	66,749
TOTAL ASSETS	$356,026	$355,433

See notes to consolidated financial statements.

DAKTRONICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data)

	January 27, 2018	April 29, 2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,309	$51,499
Accrued expenses	27,578	25,033
Warranty obligations	13,291	13,578
Billings in excess of costs and estimated earnings	14,424	10,897
Customer deposits (billed or collected)	10,288	14,498
Deferred revenue (billed or collected)	13,906	12,137
Current portion of other long-term obligations	1,000	1,409
Income taxes payable	532	1,544
Total current liabilities	121,328	130,595

Long-term warranty obligations	15,909	14,321
Long-term deferred revenue (billed or collected)	6,916	5,434
Other long-term obligations	2,795	2,848
Long-term income tax payable	3,679	3,113
Deferred income taxes	984	836
Total long-term liabilities	30,283	26,552
TOTAL LIABILITIES	151,611	157,147

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 120,000,000 shares; 44,778,945 and 44,372,357 shares issued and outstanding at January 27, 2018 and April 29, 2017, respectively	54,725	52,530
Additional paid-in capital	39,671	38,004
Retained earnings	114,028	113,967
Treasury Stock, at cost, 303,957 shares at January 27, 2018 and April 29, 2017, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(2,175)	(4,381)
TOTAL SHAREHOLDERS' EQUITY	204,415	198,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$356,026	$355,433

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales	$130,316	$115,719	$472,353	$442,857
Cost of goods sold	101,749	92,403	356,536	336,166
Gross profit	28,567	23,316	115,817	106,691

Operating expenses:
Selling expense	15,271	14,678	45,560	45,828
General and administrative	8,335	8,599	26,138	26,007
Product design and development	8,299	6,973	26,294	21,142
	31,905	30,250	97,992	92,977
Operating (loss) income	(3,338)	(6,934)	17,825	13,714

Nonoperating income (expense):
Interest income	158	183	520	559
Interest expense	(40)	(56)	(173)	(174)
Other (expense) income, net	(487)	(305)	(429)	(250)

(Loss) income before income taxes	(3,707)	(7,112)	17,743	13,849
Income tax expense (benefit)	2,482	(1,985)	8,371	4,416
Net (loss) income	$(6,189)	$(5,127)	$9,372	$9,433

Weighted average shares outstanding:
Basic	44,518	44,102	44,403	44,071
Diluted	44,518	44,102	44,798	44,206

(Loss) earnings per share:
Basic	$(0.14)	$(0.12)	$0.21	$0.21
Diluted	$(0.14)	$(0.12)	$0.21	$0.21

Cash dividends declared per share	$0.07	$0.07	$0.21	$0.24

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Net (loss) income	$(6,189)	$(5,127)	$9,372	$9,433

Other comprehensive income (loss):
Cumulative translation adjustments	1,228	(47)	2,289	(1,487)
Unrealized loss on available-for-sale securities, net of tax	(50)	(29)	(83)	(33)
Total other comprehensive income (loss), net of tax	1,178	(76)	2,206	(1,520)
Comprehensive (loss) income	$(5,011)	$(5,203)	$11,578	$7,913

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 27, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,372	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,335	13,941
Impairment of intangible assets	—	830
(Gain) loss on sale of property, equipment and other assets	(1,211)	23
Share-based compensation	1,978	2,204
Equity in loss of affiliate	401	78
Provision for doubtful accounts	(55)	898
Deferred income taxes, net	3,429	(286)
Change in operating assets and liabilities	(296)	18,266
Net cash provided by operating activities	26,953	45,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,865)	(6,709)
Proceeds from sale of property, equipment and other assets	2,107	166
Purchases of marketable securities	(5,211)	(18,098)
Proceeds from sales or maturities of marketable securities	13,751	14,594
Purchases of equity investment	(1,027)	(1,374)
Net cash used in investing activities	(1,245)	(11,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(8)
Proceeds from exercise of stock options	514	343
Principal payments on long-term obligations	(1,036)	(912)
Dividends paid	(9,311)	(10,566)
Payments for common shares repurchased	—	(1,825)
Tax payments related to RSU issuances	(311)	(261)
Net cash used in financing activities	(10,144)	(13,229)

EFFECT OF EXCHANGE RATE CHANGES	667	(680)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,231	20,057

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	32,839	28,526
End of period	$49,070	$48,583

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$161	$171
Income taxes, net of refunds	7,449	114

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	72	218
Purchase of property and equipment included in accounts payable	1,163	397
Contributions of common stock under the ESPP	1,681	840

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation and Summary of Critical Accounting Policies

Daktronics, Inc. and subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) is the world's industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet at April 29, 2017 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 29, 2017, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- to 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 27, 2018 and January 28, 2017 contained operating results for 39 weeks.

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

The aggregate amount of investments accounted for under the equity method was $3,303 and $2,678 at January 27, 2018 and April 29, 2017, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the Purchases of equity investment line item in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in the Other (expense) income, net line item in our consolidated statements of operations. For the nine months ended January 27, 2018, our share of the losses of our affiliates was $401.

The aggregate amount of investments accounted for under the cost method was $42 at January 27, 2018 and April 29, 2017, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We early adopted ASU 2016-15 during the second quarter of fiscal 2018. Adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. We early adopted ASU 2016-18 during the second quarter of fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the statements of cash flows, the adoption of ASU 2016-18 did not have an impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the U.S. Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2018-02 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, and will require adoption on a prospective basis. We are currently evaluating the effect that adopting ASU 2017-04 will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for us on April 29, 2018. We are currently evaluating the effect that adopting ASU 2016-16 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The FASB has also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance with respect to principal versus agent considerations and the identification of performance obligations and licensing, to issue guidance on certain narrow areas, and to add practical expedients. We will adopt ASU 2014-09 and related guidance under the modified retrospective method during the first quarter of fiscal 2019. The implementation team has completed its evaluation of the revenue arrangements, analyzed contracts to identify key provisions impacted by Accounting Standards Codification ("ASC") 606, assessed the applicable accounting, and reviewed existing accounting policies and internal controls. We are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under ASC 606. As a result of the evaluation performed to date, we do not anticipate that the adoption will significantly change the timing or amount of revenue recognized, based upon our current assessment of "point in time" and "over time" revenue recognition. Therefore, we do not anticipate that the adoption of ASU 2014-09 will materially impact our consolidated results of operations and financial statements, other than the additional disclosure requirements.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 27, 2018 and January 28, 2017:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended January 27, 2018
Basic (loss) earnings per share	$(6,189)	44,518	$(0.14)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(6,189)	44,518	$(0.14)
For the three months ended January 28, 2017
Basic (loss) earnings per share	$(5,127)	44,102	$(0.12)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(5,127)	44,102	$(0.12)
For the nine months ended January 27, 2018
Basic earnings per share	$9,372	44,403	$0.21
Dilution associated with stock compensation plans	—	395	—
Diluted earnings per share	$9,372	44,798	$0.21
For the nine months ended January 28, 2017
Basic earnings per share	$9,433	44,071	$0.21
Dilution associated with stock compensation plans	—	135	—
Diluted earnings per share	$9,433	44,206	$0.21

Options outstanding to purchase 1,203 shares of common stock with a weighted average exercise price of $11.45 for the three months ended January 27, 2018 and 1,354 shares of common stock with a weighted average exercise price of $13.86 for the three months ended January 28, 2017 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,281 shares of common stock with a weighted average exercise price of $12.55 for the nine months ended January 27, 2018 and 2,380 shares of common stock with a weighted average exercise price of $13.27 for the nine months ended January 28, 2017 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 3. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the first, second and third quarter of fiscal 2018, we had no repurchases of shares of our outstanding common stock. During the first quarter of fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825, and there were no other purchases during fiscal 2017. As of January 27, 2018, we had $38,175 of remaining capacity under our current share repurchase program.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales:
Commercial	$35,483	$36,165	$102,723	$112,342
Live Events	45,167	41,036	191,432	157,032
High School Park and Recreation	11,463	12,653	69,602	68,977
Transportation	11,189	9,130	46,577	39,517
International	27,014	16,735	62,019	64,989
	130,316	115,719	472,353	442,857

Gross profit:
Commercial	7,546	7,711	21,085	27,418
Live Events	9,747	6,629	43,056	30,430
High School Park and Recreation	2,768	3,198	23,672	21,900
Transportation	3,570	2,325	16,696	12,966
International	4,936	3,453	11,308	13,977
	28,567	23,316	115,817	106,691

Selling expense:
Commercial	4,415	4,575	13,778	13,949
Live Events	3,843	3,417	10,562	9,686
High School Park and Recreation	2,726	2,581	8,073	7,532
Transportation	945	952	3,084	3,461
International	3,342	3,153	10,063	11,200
	15,271	14,678	45,560	45,828

Non-allocated operating expenses:
General and administrative	8,335	8,599	26,138	26,007
Product design and development	8,299	6,973	26,294	21,142
Operating (loss) income	(3,338)	(6,934)	17,825	13,714

Nonoperating income (expense):
Interest income	158	183	520	559
Interest expense	(40)	(56)	(173)	(174)
Other (expense) income, net	(487)	(305)	(429)	(250)

(Loss) income before income taxes	(3,707)	(7,112)	17,743	13,849
Income tax expense (benefit)	2,482	(1,985)	8,371	4,416
Net (loss) income	$(6,189)	$(5,127)	$9,372	$9,433

Depreciation, amortization and impairment:
Commercial	$1,550	$1,616	$4,628	$4,777
Live Events	1,192	1,245	3,626	3,798
High School Park and Recreation	401	421	1,245	1,310
Transportation	281	311	860	957
International	284	423	835	1,914
Unallocated corporate depreciation	725	683	2,141	2,015
	$4,433	$4,699	$13,335	$14,771

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales:
United States	$98,297	$94,174	$396,155	$363,766
Outside United States	32,019	21,545	76,198	79,091
	$130,316	$115,719	$472,353	$442,857

	January 27, 2018	April 29, 2017
Property and equipment, net of accumulated depreciation:
United States	$58,333	$62,425
Outside United States	5,962	4,324
	$64,295	$66,749

We have numerous customers worldwide for sales of our products and services; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

Note 5. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 27, 2018, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 27, 2018 and April 29, 2017, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of January 27, 2018
Certificates of deposit	$8,918	$—	$—	$8,918
U.S. Government sponsored entities	9,104	—	(73)	9,031
Municipal bonds	6,001	—	(13)	5,988
	$24,023	$—	$(86)	$23,937
Balance as of April 29, 2017
Certificates of deposit	$12,487	$—	$—	$12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	12,260	—	(22)	12,238
Municipal bonds	7,574	14	—	7,588
	$32,721	$14	$(22)	$32,713

Realized gains or losses on investments are recorded in our consolidated statements of operations as other income (expense), net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the nine months ended January 27, 2018 and January 28, 2017, the reclassifications from accumulated other comprehensive loss to earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 27, 2018 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$5,207	$3,711	$8,918
U.S. Government sponsored entities	999	8,032	9,031
Municipal bonds	2,598	3,390	5,988
	$8,804	$15,133	$23,937

Note 6. Business Combinations

ADFLOW Acquisition

We have a contingent liability related to a prior year acquisition of ADFLOW Networks, Inc. ("ADFLOW"), on March 15, 2016. For more information related to the ADFLOW acquisition, see "Note 4. Business Combinations" of our Annual Report on Form 10-K for the fiscal year ended April 29, 2017. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires us to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable. See "Note 13. Fair Value Measurement" for more information.

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

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 27, 2018 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 29, 2017	$2,274	$3,199	$45	$2,294	$7,812
Foreign currency translation	38	258	38	323	657
Balance as of January 27, 2018	$2,312	$3,457	$83	$2,617	$8,469

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We performed our annual analysis based on the goodwill amount as of the first business day of our third quarter in fiscal 2018, which was October 29, 2017. The result of the analysis indicated no goodwill impairment existed as of that date.

Note 9. Inventories

Inventories consisted of the following:

	January 27, 2018	April 29, 2017
Raw materials	$26,833	$24,801
Work-in-process	11,813	7,366
Finished goods	31,805	34,319
	$70,451	$66,486

Note 10. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,311 and $2,610 at January 27, 2018 and April 29, 2017, respectively. Included in accounts receivable as of January 27, 2018 and April 29, 2017 was $2,044 and $1,857, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding twelve months and sales-type leases.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $4,147 and $4,890 as of January 27, 2018 and April 29, 2017, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $4,547 and $5,201 as of January 27, 2018 and April 29, 2017, respectively.

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

As of January 27, 2018 and April 29, 2017, we did not believe there was a reasonable probability that any material loss for these various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate liability of all unresolved legal proceedings is not expected to have a material effect on our financial position, liquidity or capital resources.

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of product sold.  We estimate the costs which may be incurred under the contractual warranty obligations and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly.

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past three years, we have deployed preventative maintenance to sites impacted and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. During fiscal 2017, 2016, and 2015 we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $1,766, $9,174, and $1,168, respectively. We recognized warranty expense related to this issue of $4,034 during the nine months ended January 27, 2018. This increased expense level is not the result of a new issue, but is primarily based on our decision to preserve our market leadership. We elected to expand the refurbishments for customer relationship purposes. As of January 27, 2018, we had $3,066 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements are nearing expiration for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the nine months ended January 27, 2018 consisted of the following:

Amount
Beginning accrued warranty obligations	$27,899
Warranties issued during the period	9,652
Settlements made during the period	(13,581)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	5,230
Ending accrued warranty obligations	$29,200

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of January 27, 2018, we had outstanding letters of credit and surety bonds in the amount of $13,396 and $8,330, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, which are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $2,568 and $2,358 for the nine months ended January 27, 2018 and January 28, 2017, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 27, 2018:

Fiscal years ending	Amount
2018	$775
2019	2,624
2020	2,101
2021	1,771
2022	1,437
Thereafter	544
$9,252

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of January 27, 2018, we were obligated under the following conditional and unconditional purchase commitments, which included $350 in conditional purchase commitments:

Fiscal years ending	Amount
2018	$665
2019	2,675
2020	1,898
2021	313
2022	143
Thereafter	380
$6,074

Note 12. Income Taxes

We are subject to U.S. Federal income tax as well as income taxes of multiple state and foreign jurisdictions. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax is subject to fluctuation. As a result of the expiration of statutes of limitations, our fiscal years 2015, 2016, and 2017 are the remaining years open under statutes of limitations for federal and state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008.

As of January 27, 2018, we had $3,179 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

On December 22, 2017, President Trump signed the U.S. Tax Cuts and Jobs Act (the “Tax Act”) into law. The Tax Act makes broad and complex changes to the U.S. tax code. Some of the most significant provisions of the Tax Act impacting us include a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a one-time "deemed repatriation" tax on previously untaxed accumulated earnings and profits of certain subsidiaries in non-U.S. jurisdictions, and a transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
GAAP accounting for income taxes requires us to record the impact of any tax law change in the quarter the law change is enacted. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which provides additional guidance allowing companies to record provisional amounts during a measurement period, not to exceed one year from the enactment date of the Tax Act, to account for the impacts of the Tax Act in their financial statements when companies do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for the effects of the changes in the Tax Act. We have accounted for the impacts of the Tax Act to the extent a reasonable estimate could be made during the quarter ended January 27, 2018. We will continue to refine our estimates throughout the measurement period or until the accounting is complete, and the impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in estimates and assumptions that we have made.
As a result, we have recorded a provisional reduction to our net deferred tax asset (which represents future tax benefits) of $3,679 which resulted in a corresponding increase to income tax expense for the quarter ended January 27, 2018. The revaluation of our net deferred tax asset is subject to further adjustments during the measurement period due to the complexity of determining our net deferred tax asset as of the enactment date of the Tax Act. Some of the information necessary to determine the accounting impacts of the tax rate change includes finalization of our fiscal 2018 tax return as well as refining the analysis of which existing deferred balances at the enactment date will reverse in fiscal 2018 and which deferred balances will reverse after fiscal 2018.
Additionally, we have recorded a provisional increase to income tax expense of $601 for the one-time deemed repatriation tax. The estimate of the deemed repatriation tax is based, in part, on the amount of cash and other specified assets anticipated to be held by Daktronics’ foreign subsidiaries as of April 28, 2018. As a result, the final amount may change as the amounts are finalized. We plan to pay the tax payable in installments in accordance with the Tax Act.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 27, 2018 and April 29, 2017 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 27, 2018
Cash and cash equivalents	$49,042	$—	$—	$49,042
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,918	—	8,918
U.S. Government sponsored entities	—	9,031	—	9,031
Municipal bonds	—	5,988	—	5,988
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(720)	—	(720)
Contingent liability	—	—	(1,034)	(1,034)
	$49,070	$23,281	$(1,034)	$71,317
Balance as of April 29, 2017
Cash and cash equivalents	$32,623	$—	$—	$32,623
Restricted cash	216	—	—	216
Available-for-sale securities:
Certificates of deposit	—	12,487	—	12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	12,238	—	12,238
Municipal bonds	—	7,588	—	7,588
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(277)	—	(277)
Contingent liability	—	—	(1,891)	(1,891)
	$33,239	$32,100	$(1,891)	$63,448

A roll forward of the Level 3 contingent liability, both short- and long-term, for the nine months ended January 27, 2018 is as follows:

Contingent liability as of April 29, 2017	$1,891
Settlements	(1,009)
Interest	30
Foreign currency translation	122
Contingent liability as of January 27, 2018	$1,034

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

Contingent liability: Consists of the fair value of a liability measured on expected future payments relating to a business acquisition if future financial performance measures are achieved.  The contingent liability was calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of January 27, 2018 and April 29, 2017.  The unobservable inputs included management expectations and forecasts for business performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed or actual results differed from these estimates, the fair value of the contingent consideration liability could change.  The contingent liability is presented in other long-term obligations in our consolidated balance sheets.

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Certain long-lived assets such as goodwill, intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

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

Note 14. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 27, 2018 and April 29, 2017, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in other income (expense), net.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at January 27, 2018 and April 29, 2017 were as follows:

	January 27, 2018		April 29, 2017
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,615	3,408	7,984	10,669
U.S. Dollars/Canadian Dollars	1,424	1,864	256	345
U.S. Dollars/British Pounds	6,402	4,778	4,936	3,959
U.S. Dollars/Singapore Dollars	237	312	605	844
U.S. Dollars/Euros	(1,277)	(1,061)	528	491
U.S. Dollars/Swiss Franc	998	989	—	—

As of January 27, 2018, there was an asset and liability of $64 and $720, respectively, and as of April 29, 2017, there was an asset and liability of $64 and $277, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 15. Subsequent Events

On March 1, 2018, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on March 22, 2018 to holders of record of our common stock on March 12, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; and (xii.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 29, 2017 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Report. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation, goodwill impairment and contingencies. Our estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

Increases in user adoption, the acceptance of a variety of digital solutions, and the decline of digital solution pricing over the years has increased the size of the global market.  With this positive demand, strong competition exists across all of our business units, which causes margin constraints.  Projects with multimillion-dollar revenue potential also attract competition, which generally reduces profitability.

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

•
The continued deployment of digital billboards as Out-of-Home ("OOH") companies continue developing new sites and replacing digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment restricting future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large OOH companies.

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

High School Park and Recreation Business Unit: Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:

•	Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays versus traditional scoreboards.

•	Increased demand for different types of displays and dynamic messaging systems, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in school athletic facilities, such as large integrated video systems.

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications. Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source.

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East. We also focus on sports facility, spectacular-type, and third-party advertising market opportunities and the factors listed in each of the other business units to the extent they apply outside of the United States and Canada.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 27, 2018 AND JANUARY 28, 2017

Net Sales

	Three Months Ended
(in thousands)	January 27, 2018	January 28, 2017	Dollar Change	Percent Change
Net sales:
Commercial	$35,483	$36,165	$(682)	(1.9)%
Live Events	45,167	41,036	4,131	10.1
High School Park and Recreation	11,463	12,653	(1,190)	(9.4)
Transportation	11,189	9,130	2,059	22.6
International	27,014	16,735	10,279	61.4
	$130,316	$115,719	$14,597	12.6%
Orders:
Commercial	$28,745	$32,595	$(3,850)	(11.8)%
Live Events	39,911	51,590	(11,679)	(22.6)
High School Park and Recreation	13,451	14,178	(727)	(5.1)
Transportation	14,641	19,621	(4,980)	(25.4)
International	29,405	25,329	4,076	16.1
	$126,153	$143,313	$(17,160)	(12.0)%

Commercial: The decrease in net sales for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to lower order volumes in the on-premise niche and the timing of delivery of large projects in the spectacular niche, which were partially offset by an increase in the billboard niche shipment activity due to changes of timing of customer demand as compared to last year.

The decrease in orders for the three months ended January 27, 2018 compared to the same period one year ago was the net result of decreases in the billboard niche and decreases in the on-premise niche due to a number of factors, including competitive market pricing, a delay of national account-based opportunities, and the natural volatility of large project timing.

Live Events:  The increase in net sales for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to continued demand and the timing of customer needs. This year, net sales were impacted by projects for professional baseball facilities renovation and construction project timeliness.

Orders decreased for the three months ended January 27, 2018 compared to the same period one year ago due to variability in order timing.

High School Park and Recreation: The decrease in net sales for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to the timing of customer demand.

Orders decreased for the three months ended January 27, 2018 compared to the same period one year ago due to fewer video project orders which have larger average selling prices in this segment during the period.

Transportation: The increase in net sales for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to higher delivery needs from state transportation authorities during the quarter this year as compared to last year.

Orders for the three months ended January 27, 2018 compared to the same period one year ago decreased primarily due to variability caused by large order timing.

International:  Net sales for the three months ended January 27, 2018 compared to the same period one year ago increased primarily due to increased market demand in OOH.

Orders increased for the three months ended January 27, 2018 compared to the same period one year ago primarily due to the volatility of large order timing.

Backlog

The product order backlog as of January 27, 2018 was $151 million as compared to $170 million as of January 28, 2017 and $155 million at the end of the second quarter of fiscal 2018.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog as of January 27, 2018 decreased from January 28, 2017 in our Commercial, Live Events and Transportation business units, increased in our International business unit, and remained relatively flat in our High School Park and Recreation business unit.

Gross Profit

	Three Months Ended
	January 27, 2018		January 28, 2017
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,546	21.3%	$7,711	21.3%
Live Events	9,747	21.6	6,629	16.2
High School Park and Recreation	2,768	24.1	3,198	25.3
Transportation	3,570	31.9	2,325	25.5
International	4,936	18.3	3,453	20.6
	$28,567	21.9%	$23,316	20.1%

Gross profit is net sales less cost of goods sold. Cost of goods sold consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to higher sales volumes over relatively fixed infrastructure costs. The following describes the overall impact by business unit:

Commercial:  The gross profit percent for the three months ended January 27, 2018 compared to the same period one year ago remained relatively flat.

Live Events: The gross profit percent increase for the three months ended January 27, 2018 compared to the same period one year ago was due to an increased volume of sales over relatively fixed infrastructure costs and lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease for the three months ended January 27, 2018 as compared to the same period one year ago was primarily due to lower sales volumes over relatively fixed infrastructure costs and a change in sales mix.

Transportation:  The gross profit percent increase for the three months ended January 27, 2018 compared to the same period one year ago was primarily due to higher sales volumes over relatively fixed infrastructure costs.

International:  The gross profit percent decrease for the three months ended January 27, 2018 compared to the same period one year ago was primarily the result of higher warranty expenses and an unfavorable sales mix, which were offset by increased volume of sales over relatively fixed infrastructure costs.

Selling Expense

	Three Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,415	12.4%	(3.5)%	$4,575	12.7%
Live Events	3,843	8.5	12.5	3,417	8.3
High School Park and Recreation	2,726	23.8	5.6	2,581	20.4
Transportation	945	8.4	(0.7)	952	10.4
International	3,342	12.4	6.0	3,153	18.8
	$15,271	11.7%	4.0%	$14,678	12.7%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial business unit for the third quarter of fiscal 2018 decreased compared to the same quarter a year ago due to decreases in personnel expenses. Selling expense in our Live Events business unit increased in the third quarter of fiscal 2018 compared to the same quarter a year ago due to increases in conventions/advertising expenses and higher bad debt expenses. Selling expense in our High School Park and Recreation business unit increased in the third quarter of fiscal 2018 compared to the same quarter a year ago due to travel and entertainment expenses and conventions/advertising expenses. Selling expense remained relatively flat in our Transportation business unit in the third quarter of fiscal 2018 compared to the same quarter a year ago. Selling expense in our International business unit increased in the third quarter of fiscal 2018 compared to the same quarter a year ago due to increases in personnel expenses and third-party commissions expenses.

Other Operating Expenses

	Three Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,335	6.4%	(3.1)%	$8,599	7.4%
Product design and development	$8,299	6.4%	19.0%	$6,973	6.0%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the third quarter of fiscal 2018 decreased as compared to the same period one year ago primarily due to decreases in personnel expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. We plan to make continued investments in our software and controller capabilities throughout our various product offerings. Through all design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and is included in cost of goods sold.

Product development expenses in the third quarter of fiscal 2018 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we plan to increase the level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2018 as compared to prior years.

Other Income and Expenses

	Three Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$118	0.1%	(7.1)%	$127	0.1%
Other (expense) income, net	$(487)	(0.4)%	59.7%	$(305)	(0.3)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the third quarter of fiscal 2018 compared to the same period one year ago remained relatively flat. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the third quarter of fiscal 2018 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

The current-year rate was significantly impacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Because we file our tax return based on our fiscal year, the statutory tax rate for our 2018 tax return will be a blended rate of approximately 30.4%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $3.7 million one-time expense for the estimated re-measurement of our net deferred tax asset and a $0.6 million estimated one-time transition tax on certain undistributed earnings of our foreign subsidiaries in the quarter ended January 27, 2018. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"). Excluding the impact of this one-time expense, our effective tax rate was 46.9% for the three months ended January 27, 2018. We expect our effective tax rate to be approximately 30% for the remainder of our fiscal year. In fiscal 2019, we expect an effective tax rate of approximately 21%, exclusive of any SAB 118 changes in estimate.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 27, 2018 AND JANUARY 28, 2017

Net Sales

	Nine Months Ended
(in thousands)	January 27, 2018	January 28, 2017	Dollar Change	Percent Change
Net sales:
Commercial	$102,723	$112,342	$(9,619)	(8.6)%
Live Events	191,432	157,032	34,400	21.9
High School Park and Recreation	69,602	68,977	625	0.9
Transportation	46,577	39,517	7,060	17.9
International	62,019	64,989	(2,970)	(4.6)
	$472,353	$442,857	$29,496	6.7%
Orders:
Commercial	$97,816	$114,326	$(16,510)	(14.4)%
Live Events	145,246	135,520	9,726	7.2
High School Park and Recreation	60,368	61,055	(687)	(1.1)
Transportation	38,155	46,290	(8,135)	(17.6)
International	79,909	78,164	1,745	2.2
	$421,494	$435,355	$(13,861)	(3.2)%

Commercial: Net sales for the nine months ended January 27, 2018 compared to the same period one year ago decreased as a result of lower order volumes in the on-premise niche and the timing of delivery of large projects in the spectacular niche, partially offset by an increase in the billboard niche.

The decrease in orders for the nine months ended January 27, 2018 compared to the same period one year ago was the net result of decreases in the on-premise and spectacular niches due to a number of factors including competitive market pricing, a delay of national account-based opportunities during the nine months ended January 27, 2018 as compared to the same period last year, and the natural volatility of large project timing.

Live Events:  The increase in net sales for the nine months ended January 27, 2018 compared to the same period one year ago was primarily due to continued demand and the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities.

Orders increased for the nine months ended January 27, 2018 compared to the same period one year ago due to an increased number of projects in professional sport arenas.

High School Park and Recreation: Net sales for the nine months ended January 27, 2018 compared to the same period one year ago remained relatively flat.

Orders decreased for the nine months ended January 27, 2018 compared to the same period one year ago due to fewer large sports video projects awarded during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.

Transportation: The increase in net sales for the nine months ended January 27, 2018 compared to the same period one year ago was related to the variability caused by large order production timing.

Orders decreased for the nine months ended January 27, 2018 compared to the same period one year ago primarily due to variability caused by large order timing.

International:  Net sales decreased in our International business unit for the nine months ended January 27, 2018 compared to the same period one year ago mainly due to timing of revenue recognition.

Orders increased for the nine months ended January 27, 2018 compared to the same period one year ago primarily due to the volatility of large order timing.

Gross Profit

	Nine Months Ended
	January 27, 2018		January 28, 2017
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$21,085	20.5%	$27,418	24.4%
Live Events	43,056	22.5	30,430	19.4
High School Park and Recreation	23,672	34.0	21,900	31.7
Transportation	16,696	35.8	12,966	32.8
International	11,308	18.2	13,977	21.5
	$115,817	24.5%	$106,691	24.1%

Gross profit is net sales less cost of goods sold. Cost of goods sold consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the nine months ended January 27, 2018 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent decrease for the nine months ended January 27, 2018 compared to the same period one year ago was primarily the result of higher warranty expenses and lower sales volumes over relatively fixed infrastructure costs.

Live Events: The gross profit percent increase for the nine months ended January 27, 2018 compared to the same period one year ago was the result of an increased volume of sales over relatively fixed infrastructure costs, improved performance on large projects as compared to original estimates.

High School Park and Recreation:  The gross profit percent increase for the nine months ended January 27, 2018 as compared to the same period one year ago primarily was due to a favorable sales mix and improved productivity.

Transportation:  The gross profit percent increase for the nine months ended January 27, 2018 compared to the same period one year ago was primarily due to an increased volume of sales over relatively fixed infrastructure costs.

International:  The gross profit percent decrease for the nine months ended January 27, 2018 compared to the same period one year ago was primarily the result of lower sales volumes over a relatively fixed cost structure and higher warranty expenses, which were offset by the $1.2 million gain from the sale of our non-digital assets.

Selling Expense

	Nine Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,778	13.4%	(1.2)%	$13,949	12.4%
Live Events	10,562	5.5	9.0	9,686	6.2
High School Park and Recreation	8,073	11.6	7.2	7,532	10.9
Transportation	3,084	6.6	(10.9)	3,461	8.8
International	10,063	16.2	(10.2)	11,200	17.2
	$45,560	9.6%	(0.6)%	$45,828	10.3%

Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demos, and supplies.

Selling expense in our Commercial business unit decreased in the nine months ended January 27, 2018 compared to the same period one year ago primarily due to third-party commission expenses. Selling expense in our Live Events business unit increased in the nine months ended January 27, 2018 compared to the same period one year ago primarily due to increased conventions/advertising expenses, bad debt expenses, and travel and entertainment expenses. Selling expense in our High School Park and Recreation business unit increased in the nine months ended January 27, 2018 compared to the same period one year ago due to increases in personnel expenses. Selling expense in our Transportation business unit decreased in the nine months ended January 27, 2018 compared to the same period one year ago primarily due to lower bad debt expense. Selling expense in our International business unit declined in the nine months ended January 27, 2018 compared to the same period one year ago due to lower bad debt expenses, lower third-party commissions expenses and a $0.2 million intangible asset impairment that had been incurred in the first nine months of fiscal 2017 that was not incurred in the first nine months of fiscal 2018.

Other Operating Expenses

	Nine Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$26,138	5.5%	0.5%	$26,007	5.9%
Product design and development	$26,294	5.6%	24.4%	$21,142	4.8%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the nine months ended January 27, 2018 increased as compared to the same period one year ago primarily due to increases in personnel expenses and information technology software and hardware expenses.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. We plan to make continued investments in our software and controller capabilities throughout our various product offerings. Through all design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product development, while the rest is allocated to large contract work and is included in cost of goods sold.

Product development expenses in the nine months ended January 27, 2018 as compared to the same period one year ago increased primarily due to increased labor costs and professional services assigned to product development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we plan to increase the level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2018 as compared to prior years.

Other Income and Expenses

	Nine Months Ended
	January 27, 2018			January 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$347	0.1%	(9.9)%	$385	0.1%
Other (expense) income, net	$(429)	(0.1)%	71.6%	$(250)	(0.1)%

Interest income (expense), net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net in the nine months ended January 27, 2018 compared to the same period one year ago decreased as a result of lower long-term receivables which bear imputed interest rates. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net:  The change in other income and expense, net for the nine months ended January 27, 2018 compared to the same period one year ago was primarily due to foreign currency volatility, the losses recorded from an equity method affiliate, and an income tax penalty incurred on a late filing.

Income Taxes

Our effective tax rate was 47.2 percent for the nine months ended January 27, 2018 as compared to an effective tax rate of 31.9 percent for the nine months ended January 28, 2017.

The current-year rate was significantly impacted by the Tax Act, which was signed into law on December 22, 2017. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Because we file our tax return based on our fiscal year, the statutory tax rate for our 2018 tax return will be a blended rate of approximately 30.4%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $3.7 million one-time expense for the estimated re-measurement of our net deferred tax asset and a $0.6 million estimated one-time transition tax on certain undistributed earnings of our foreign subsidiaries in the quarter ended January 27, 2018. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in accordance with SAB 118. Excluding the impact of this one-time expense, our effective tax rate was 23% for the nine months ended January 27, 2018, and we expect our effective tax rate to be approximately 48% for the remainder of our fiscal year. In fiscal 2019, we expect an effective tax rate of approximately 21%, exclusive of any SAB 118 changes in estimate.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 27, 2018	January 28, 2017	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$26,953	$45,387	(40.6)%
Investing activities	(1,245)	(11,421)	(89.1)
Financing activities	(10,144)	(13,229)	(23.3)
Effect of exchange rate changes on cash	667	(680)	(198.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$16,231	$20,057	(19.1)%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $27.0 million for the first nine months of fiscal 2018 compared to net cash provided by operating activities of $45.4 million in the first nine months of fiscal 2017. The $18.4 million decrease in cash from operating activities from the first nine months of fiscal 2017 to the first nine months of fiscal 2018 was the net result of changes in net operating assets and liabilities of $18.6 million, a $1.4 million decrease in depreciation, amortization and impairment, a $1.2 million gain on the sale of our non-digital division, a $0.9 million decrease in the provision for doubtful accounts, and a $0.1 million decrease in net income, adjusted by an increase of $3.7 million in deferred income taxes and a $0.1 million increase in other non-cash items, net.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 27, 2018	January 28, 2017
(Increase) decrease:
Accounts receivable	$2,797	$5,020
Long-term receivables	752	1,991
Inventories	(4,462)	7,790
Costs and estimated earnings in excess of billings	3,954	(3,004)
Prepaid expenses and other current assets	221	500
Income tax receivables	(2,115)	4,556
Investment in affiliates and other assets	272	139
Increase (decrease):
Current marketing obligations and other payables	(385)	(106)
Accounts payable	(9,829)	(4,744)
Customer deposits (billed or collected)	(4,210)	(1,529)
Accrued expenses	4,220	2,859
Warranty obligations	(242)	(1,717)
Billings in excess of costs and estimated earnings	3,532	1,719
Long-term warranty obligations	1,588	707
Income taxes payable	(447)	1,525
Deferred revenue (billed or collected)	3,251	1,391
Long-term marketing obligations and other payables	807	1,169
	$(296)	$18,266

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

Net cash used in investing activities: Net cash used in investing activities totaled $1.2 million in the first nine months of fiscal 2018 compared to $11.4 million in the first nine months of fiscal 2017. The change in the amount of cash used in investing activities was the result of a net increase in marketable securities of $12.0 million in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017. Purchases of property and equipment totaled $10.9 million in the first nine months of fiscal 2018 compared to $6.7 million in the first nine months of fiscal 2017. Proceeds from the sale of property, equipment and other assets totaled $2.1 million in the first nine months of fiscal 2018 compared to $0.2 million in the first nine months of fiscal 2017; this was mostly related to the sale of our non-digital division.

Net cash used in financing activities:  Net cash used in financing activities was $10.1 million for the nine months ended January 27, 2018 compared to $13.2 million in the same period one year ago. Dividends of $9.3 million, or $0.21 per share, were paid to Daktronics shareholders during the first nine months of fiscal 2018, as compared to dividends of $10.6 million, or $0.24 per share, paid to Daktronics shareholders during the first nine months of fiscal 2017. In the first nine months of fiscal 2017, we used $1.8 million to purchase our common shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors, and there have been no purchases in the nine months ended January 27, 2018.

Other Liquidity and Capital Resources Discussion: We have $6.6 million of retainage on long-term contracts included in receivables and costs in excess of billings as of January 27, 2018, which we expect to collect within one year.

Working capital was $142.9 million and $127.1 million at January 27, 2018 and April 29, 2017, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 3.0 percent at January 27, 2018.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of January 27, 2018, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $10.7 million.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $40.0 million. The interest rate is equal to LIBOR plus 1.5 percent. As of January 27, 2018, there were no advances outstanding under the loan agreement and approximately $2.7 million in bank guarantees under this line of credit.

As of January 27, 2018, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 29, 2017:

Date Declared	Record Date	Payment Date	Amount per Share
June 1, 2017	June 13, 2017	June 23, 2017	$0.07
August 31, 2017	September 11, 2017	September 22, 2017	$0.07
November 30, 2017	December 11, 2017	December 21, 2017	$0.07
March 1, 2018	March 12, 2018	March 22, 2018	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At January 27, 2018, we had $8.3 million of bonded work outstanding against this line.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Through January 27, 2018, most of our net sales were denominated in U.S. dollars, and our exposure to foreign currency exchange rate changes on net sales had not been significant. For the nine months ended January 27, 2018, net sales originating outside the United States were 16.1 percent of total net sales, of which a portion was denominated in Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  We manufacture our products in the United States, China, Belgium, and Ireland. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. If we believed currency risk in any foreign location is significant, we would utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.

Over the long term, net sales to international markets are expected to increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  In addition, we may fund our foreign subsidiaries’ operating cash needs in the form of loans denominated in U.S. dollars.  As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by sources of raw materials from international sources.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.1 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area. We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques, including foreign currency forward contracts and options, to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, differing tax structures and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency forward agreements in place to offset changes in the value of contracts with customers denominated in a foreign currency. The notional amount of these derivatives is $10.4 million, and all contracts mature within 19 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 14. Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included elsewhere in this Report for further details.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of January 27, 2018, our outstanding marketing obligations were $0.5 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of January 27, 2018, our outstanding long-term receivables were $4.1 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2018	2019	2020	2021	2022	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$572	$2,030	$689	$447	$341	$68
Average interest rate	8.9%	8.7%	8.7%	8.5%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$379	$575	$1,013	$—	$—	$—
Average interest rate	5.5%	4.5%	3.3%	—%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$131	$200	$109	$10	$—	$—
Average interest rate	8.6%	7.8%	9.0%	9.0%	—%	—%

Of our $49.0 million in cash balances at January 27, 2018, $40.8 million were denominated in U.S. dollars of which $3.7 million is held by our foreign subsidiaries.  We have an additional $8.2 million in cash balances denominated in foreign currencies of which $7.1 million are maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We have been impacted by longer lead times because of worldwide shortages; however, we believe that we have adequate sources of supply for our key materials.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 27, 2018, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 27, 2018, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 27, 2018, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the nine months ended January 27, 2018, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 2, 2018

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 27, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.