Form 10-K
period 2018-04-28
DAKTRONICS INC /SD/
filed 2018-06-08
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 28, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates at October 28, 2017 (which is the last business day at the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market on such date, was approximately $467,264,392. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 4, 2018 was 44,588,625.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 5, 2018 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 28, 2018

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; and (xii.) the timing and magnitude of any acquisitions or dispositions. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1.  BUSINESS

Business Overview

Daktronics, Inc. and subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are the world's industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications.  We serve our customers by providing the highest quality standard display products as well as custom-designed and integrated systems.  We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems.  We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video.

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

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support. We have organized our business into five segments: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units. Financial information concerning these segments is set forth in this Form 10-K in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

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

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so we could meet all our customers' large format display needs in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming a leader in large electronic displays.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below:

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display systems sales in professional sports, colleges and universities, and commercial spectacular projects.  We also use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence.  The majority of the products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail/email advertising, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams and demonstration equipment.

Engineering and Product Design and Development.  The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; quality design; and customer and product support.  We assign product managers to each product family to assist our sales staff in training and implementing product improvements which ensures each product is designed for maximum reliability and serviceability.  We employ process engineers to assist in quality and reliability processing in our product design testing and manufacturing areas.

Manufacturing. The majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China and Ireland. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly) and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. Our manufacturing facilities are somewhat aligned with our business segments' sales, marketing, and product design and development areas to accelerate technology improvements and improve our cost structure. Given the cyclical nature of some parts of our business and dispersed sales geography, we balance and maintain our ability to manufacture the same products across our plants so we can efficiently utilize our capacity and reduce costs. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through use of product platforms to increase efficiencies. Other strategies include supplier management programs and lean manufacturing techniques. For more details on our facilities, see "Part II, Item 2. Properties".

Technical Contracting.  We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions.  The purchase of display systems typically involves competitive proposals.  As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system.  We usually include site preparation and installation services related to the display system in our proposal.  In these cases, we serve as a contractor and may retain subcontractors for electrical, steel and installation labor.  We have developed relationships with many subcontractors throughout the United States and the world, which is an advantage for us in bidding and delivering on these projects. We are licensed as a general contractor in a number of jurisdictions.

Professional Services. To assist our clients' ability to engage, inform and entertain their audiences, we provide professional services including event support, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support training for operators.

Customer Service and Support.  We offer limited warranties on our products, ranging from one to 10 years, against failure due to defective parts or workmanship. In addition, we offer service agreements of various scopes.  To serve our customers, we provide help-desk access, parts repair and replacement, display monitoring and on-site support.  Our technical help desk has experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third-party service partners are trained to provide on-site support. We use third-party service partners to allow us to respond to changes in volume of service during our seasonal peaks.

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
•Indoor dynamic messaging systems

Each of these product families is described below:

Video Displays.  These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation.  These displays include red, green and blue LEDs arranged in various combinations to form pixels.  The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED mount technology (surface mount vs. through hole).

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

Our display technology may be integrated with architectural mesh to deliver a dynamic communication medium that provides a semi-transparent viewing experience within a building. These displays can be mounted over a solid facade or in front of windows, resulting in a finished solution that is free from visible cabling and delivers a clean, semi-transparent view. These displays are less than one inch in depth and provide an elegant, refined structural appearance.

Our line of freeform LED displays is architectural lighting and display products. The ProPixel® freeform products use mountable LED elements to transform ordinary structures into stunning visual landmarks. A flexible mounting platform allows designers to transform any structure into a full-motion video display.

The control components for video displays in live event applications include our Show Control Software Suite, proprietary digital media players and video processors. These control components provide advanced capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate entire networks of displays from a single, intuitive control interface.  Features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network.

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

We offer a variety of controllers complementing our scoreboards and displays.  These controllers vary in complexity from the All Sport® 100, a handheld controller for portable scoreboards, to the All Sport® 5500, designed for more sophisticated scoring systems and allowing for more user-defined options.

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

Message Displays.  The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with the Venus® Control Suite. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size and viewing distance. Galaxy® displays are capable of displaying text, graphics and animation, as well as prerecorded video clips. They are used primarily as message centers to convey information and advertising to consumers.

The Venus® Control Suite software is used to control the creation of messages and graphic sequences for uploading to the Galaxy® displays.  This software is designed to be user friendly and applicable to all general advertising or message applications.  It can be used to control a single message display or can scale up to provide a secure, cloud-based control center for large networks of message displays.

ITS Dynamic Message Signs ("DMS"). DMS products include a wide range of LED displays for road management, mass transit and aviation applications.  The Vanguard® family of dynamic message displays is typically used to direct traffic and inform motorists.  These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations.  We have also developed a control system for these displays to help transportation agencies manage large networks of displays.

Space Availability Displays. This product line is our digit and directional displays, which are primarily marketed and sold for use in parking facilities.  They include multi-line displays delivered in vertical cabinets or drop-in digit panels designed to be mounted in existing structures or signs.

Audio Systems.  Our audio systems include both standard and custom options.  Standard audio systems are designed to meet the needs of a variety of indoor and outdoor sports venues based on the size and configuration of the facility.  Custom indoor and outdoor systems are tailored for larger venues and venues with unique seating configurations and are often integrated into an overall venue solution for scoring, timing, message display and/or video capability. Our audio systems also complement our video display systems used in mall applications.

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

The Visiconn® system and Venus Control Suite are the software applications for controlling content and playback loops for OOH applications.  This system can transform any Internet-ready computer into a secure, global control center for multiple LED displays, flat panel monitors and other display technologies.

Our line of digital street furniture engages people with advertising content at eye level as they walk through campuses, cityscapes, and outlet malls. This design enhances the message and complements surrounding architecture. These street furniture displays are our most flexible solution for digital OOH campaigns.

Digit and Price Displays.  This product line includes our DataTime® and Fuelight™ displays. The DataTime® product line consists of outdoor time and temperature displays which use a remote sensor for temperature data. Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.

Indoor Dynamic Messaging Systems. Our ADFLOW DMSTM systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions allow customers to broadcast advertising campaigns and other information through the software, media players and visual hardware.

Raw Materials

Materials used in the production of our video display systems are sourced from around the world. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. Many electrical components are in high demand and can cause extended lead-times. The loss of a key supplier, part unavailability, or a defect in the supplied material or component could have an adverse impact on our business and operations.  Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

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

Seasonality

Our net sales and profitability historically have fluctuated due to the impact of large project orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Large project orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Outdoor installations sales can be impacted by outdoor weather conditions and seasons. Often, our first and second fiscal quarters are the busiest because of the impact of the sports and construction season. Our third fiscal quarter tends to be a slower quarter because it includes two holidays and generally less outdoor construction work occurs.

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

Working Capital

For information regarding working capital items, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this Form 10-K.

Customers

We have a large and diverse worldwide customer base, ranging from local main street business owners to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. Although we are not economically dependent on any single customer, within our Commercial business unit digital billboard niche, two major customers account for more than 50 percent of sales. See "Note 2. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.

Backlog

Our backlog consists of contractually binding sales agreements or purchase orders for integrated electronic display systems and related products and excludes extended service agreements and service only orders. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security. As a result, certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog can fluctuate due to large order bookings and the timing and seasonality of net sales. Because order backlog fluctuates and may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income. Backlog is not a measure defined by generally accepted accounting principles in the United States ("GAAP"), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

Our backlog as of April 28, 2018 was $170.8 million as compared to $203.2 million as of April 29, 2017. We expect to fulfill this backlog within the next 24 months.

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

Our global operations subject us to various laws and regulations, including laws and regulations relating to tax compliance, anti-corruption, and data privacy. These requirements vary and can include things like records management, policy creation and maintenance, data protection programs, compliance filings, and continued training of employees.

We believe we are in material compliance with these requirements.

Competition

We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors include both United States and foreign companies and range in size and product offerings. Some of our competitors compete in certain markets by providing lower-cost display systems, which are of a lesser quality with lower product performance or include less customer support. Other competitors use sponsorships as a means to win the business at a particular location.

We believe that our ability to compete depends upon product quality and features, technical expertise, service breadth, and cost-effective solutions.

Research and Development

We believe our engineering and product design and development capability and experience are very important factors to continue to develop the most up-to-date digital displays and control system solutions desired by the market. Our product design and development expenses were $35.5 million, $29.1 million and $26.9 million for the fiscal years 2018, 2017 and 2016, respectively.

Employees

As of April 28, 2018, we employed approximately 2,405 full-time employees and approximately 308 part-time and temporary employees.  Of these employees, approximately 881 were in manufacturing, 567 were in sales and marketing, 575 were in customer service, 431 were in engineering and 259 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Item 1A.  RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with the rapidly changing product market or compete effectively, we could lose market share, large project orders, and our results of operations could be negatively impacted.

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

Our results of operations on a quarterly and annual basis are likely to fluctuate and are substantially affected by the size and timing of large contract order awards.

Our net sales and earnings have varied in the past and are likely to vary in the future. When awarded large contracts, primarily in the college and professional sports facilities markets, the OOH niche, the transportation market, and the large spectacular niche, the timing and amount of these contracts could cause material fluctuations in our net sales and earnings.  Awards of large contracts and their timing and amounts are difficult to predict, may not be repeatable, and are outside of our control. Operating results in one quarter or fiscal year may not be indicative of future operating results. Some factors that may cause our operating results to vary include:

•	new product introductions;

•	variations in product mix;

•	production capacity utilization; and

•	delays or cancellations of orders.

Our actual results could differ from the estimates and assumptions we make to prepare our financial statements, which could have a material impact on our financial condition and results of operations.

In connection with the preparation of our financial statements, including the Consolidated Financial Statements included in this Form 10-K, our management is required under GAAP to make estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. These estimates and assumptions affect the recognition of contract revenue, costs, profits or losses in applying the principles of percentage of completion; estimated amounts for warranty costs; the valuation of our deferred tax assets; and estimating the impact of uncertainties in the application of complex tax laws. Although we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operation could be adversely affected.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. During fiscal 2018, 2017 and 2016, we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $4.5 million, $1.8 million, and $9.2 million, respectively. The increased warranty expense in fiscal 2018 is primarily based on our decision to preserve our market leadership and for customer relationship purposes in certain cases beyond our contractual obligations. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for more information regarding our warranty accrual.

We enter into fixed-price contracts, which could reduce our profits if actual costs exceed estimated costs.

Because of the complexity of many of our client contracts, accurately estimating the cost, scope and duration of a particular contract can be a difficult task. Unanticipated costs that exceed our original estimates are not recoverable under fixed price contracts. Unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost or shortages or non-availability of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints.  In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages which would negatively impact our profits.

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

We depend on a single-source or a limited number of suppliers for our raw materials and components. The loss, interruption, or material change in our business relationship could cause a disruption in supply and a substantial increase in costs of such materials. Such change could cause harm to our sales, financial condition, and results of operations.

We obtain some of our raw materials and components used in the manufacture of our products from one or a limited number of suppliers. If we cannot obtain key raw materials or components from our suppliers, the raw materials and components may not be readily available from other suppliers, other suppliers may not agree to supply the materials to us on terms as favorable as the terms we currently receive, or the materials from any other suppliers may not be of adequate and consistent quality. Although we believe our supply of raw materials and components is adequate for the needs of our business, we cannot assure that new sources of supply will be available when needed.  Any interruption in our supply of raw materials or components could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

If we fail to timely and effectively obtain shipments of raw materials and components from our suppliers or send shipments of our manufactured product to our customers, our business and operating results could be adversely affected.

We cannot control all of the various factors that might affect our suppliers' timely and effective delivery of raw materials and components to our manufacturing facilities or the availability of freight capacity to deliver products to our customers.

Our utilization of a complex supply chain for raw material and component imports and our global distribution of our products makes us vulnerable to many risks, including, among other things, risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes, that could disrupt operations at ports-of-entry; transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.

Price fluctuations in, and shortages of, raw materials and components can have a significant impact on our ability to produce our products which could cause harm to our sales, financial condition and results of operations.

Price fluctuations and shortages of any raw materials and components used to manufacture our products can occur due to various factors (such as worldwide demand, natural disasters, logistic disruptions, and trade regulations). Electronic components used in our products are sometimes in short supply, which may impact our ability to meet customer demand. If we experience shortages or increases in the price of raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products, it could negatively affect our business, financial condition or results of operations. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.

We depend on third parties to complete our contracts.

Depending on the breadth of the scope of work of a contract, we may hire third-party subcontractors to perform on-site installation and service related activities or hire manufacturers of structures or elements of structures related to on-site installation. If we are unable to hire qualified subcontractors or find qualified manufacturers for on-site elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or manufacturers of on-site elements, the amount we are required to pay for subcontractors or equipment and supplies may exceed what we have estimated, and we may suffer losses on these contracts. If the subcontractor or manufacturer fails to provide services or manufacture on-site elements, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.

Unanticipated events resulting in credit losses could have a material adverse impact on our financial results.

Significant portions of our sales are to customers who place large orders for custom products.  We closely monitor the creditworthiness of our customers and have not, to date, experienced significant credit losses.  We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, because some of our exposure to credit losses is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results.

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

Insurance coverage can be difficult or expensive to obtain, and our failure to obtain adequate insurance coverage could adversely affect our financial condition or results of operations.

We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts with customers. As the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to the cost or availability of coverage or the remoteness of the perceived risk. We cannot provide assurance that all necessary or appropriate insurances will be available, cover every type of loss incurred, or be able to be economically secured. For example, some insurers limit coverages, increase premium costs or increase deductibles when global catastrophic events occur. As part of our corporate risk management strategy, we monitor and place our coverages with financially strong insurers, layer our risk with multiple insurers, and seek advice on the amount, breadth and type of insurance coverages to protect our interests. We also contractually require subcontractors and others working on our behalf to carry common insurance coverages for the types of work they perform to mitigate any risk of our loss. Our failure to obtain adequate insurance coverage could adversely affect our financial condition or results of operations.

The terms and conditions of our credit facilities impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition and make us vulnerable to adverse economic or industry conditions.

The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; make a substantial change of ownership; or acquire or purchase a business or its assets. The availability of our credit facilities is also subject to certain financial covenants which impose restrictions on the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

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

In line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms acceptable to us and our client, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may be available only at significant additional cost as a result of general conditions that affect the insurance and bonding markets.

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

In addition, intellectual property of others also has an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement by us of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; bankruptcies; and overall uncertainty with respect to the economy. These conditions affect consumer spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, terrorist acts, fires, tornadoes, floods and severe weather in the United States or in other countries in which we operate, may disrupt our operations as well as the operations of our customers. Such acts could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects. These events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results or financial condition.

Our global operations are exposed to global geopolitical, economic and social changes and conditions which expose our operations to risks and uncertainties, including unfavorable political developments, economic changes, unfavorable trading policies, difficulties in staffing and managing global operations, and additional compliance with foreign and domestic governmental regulations or requirements.

Our United States and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by changes in treaty and trade relationships, changes in monetary and fiscal policies, changes in laws and regulations, or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties exist include changing social conditions and attitudes, terrorism, or political hostilities and war. Other difficulties of global operations include staffing and managing foreign operations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.

Our future results may be affected by compliance risks related to United States and other countries' anti-bribery and anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative proceedings or penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the United States government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners, and investments.

In particular, we and our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the United States Foreign Corrupt Practices Act (the “FCPA”), United Kingdom Bribery Act (the “Bribery Act”); and export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (the “DDTC”), and the Bureau of Industry and Security (the “BIS”) of the U.S. Department of Commerce.

As part of our business, we deal with state-owned business enterprises, the employees of which are considered to be foreign officials for purposes of the FCPA's prohibition on United States companies from engaging in bribery, providing anything of value, or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. In addition, the provisions of the Bribery Act apply to bribery of foreign officials and also to transactions with individuals that a government does not employ. The FCPA also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Some of the international locations in which we do business lack a developed legal system and have higher than normal levels of corruption. Our expansion outside of the United States, and our development of new partnerships and joint venture relations worldwide, could increase the risk of violation of the FCPA, OFAC, the Bribery Act or similar laws and regulations.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations and trade sanctions against embargoed countries and destinations administered by OFAC. Before shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.

Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Violations of anti-corruption, anti-bribery and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.

Global tax law changes may adversely affect our business, financial condition and results of operations.

We are subject to the income tax laws of the United States and its various state and local governments as well as several foreign tax jurisdictions. Our future income taxes could be materially adversely affected by changes in the amount or mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in tax laws, or the outcome of income tax audits and any related litigation. The U.S. Tax Cuts and Jobs Act is one such example of recent legislation that impacts our effective tax rate.

Further changes in the tax laws of the United States and foreign jurisdictions could arise, including additional tax reform in the United States and the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition and results of operations.

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

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded on our consolidated balance sheet as described in "Note 6. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on our balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which would adversely affect our results of operations in future periods. During fiscal 2017, we recorded a technology and customer list intangible asset impairment of $0.8 million. We had no impairment in fiscal 2018.

Our data systems could fail or their security could be compromised, causing a material adverse effect on our business.

We rely heavily on digital technologies for the successful operation of our business and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate date protection or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect or use personal information.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. For example, effective on May 25, 2018, the General Data Protection Regulation (“GDPR”) became effective, and the GDPR applies to any organization, including Daktronics, that holds or uses data on people inside the European Union (“EU”). Under the GDPR, businesses must generally obtain consent from individuals in the EU before they store or process personal information, and data cannot be held longer than necessary. The GDPR creates a range of new compliance obligations, which have caused us to change some of our business practices relative to the EU. The GDPR greatly increases the jurisdictional reach of EU law and significantly increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.

In addition, state and federal legislators and/or regulators in the U.S. and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

Compliance with current or future privacy, data protection and information security laws relating to consumer and/or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our products and services, and damage to our reputation and our brand.

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

Although we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to achieve the synergies expected from mergers and acquisitions, or to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

The outcome of pending and future claims, investigations or litigation can have a material adverse impact on our business, financial condition, and results of operations.

We are involved from time to time in a variety of litigation, investigations, inquires or similar matters arising in our business. Litigation, investigations and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products.

Our business involves the use of hazardous materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the blending, controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe the safety procedures we utilized for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business, financial condition and results of operations may be adversely affected and our reputation may be harmed.

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

Our articles of incorporation, by-laws and other corporate governance documents and the South Dakota Business Corporation Act ("SD Act") contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many shareholders may find attractive. These provisions make it more difficult for our shareholders to take some corporate actions. These provisions relate to:

•
the ability of our Board of Directors, without shareholder approval, to authorize and issue shares of stock with voting, liquidation, dividend and other rights and preferences that are superior to our common stock;

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

The market price of our common stock has fluctuated and will likely continue to fluctuate and, in the past, companies that have experienced significant changes in the market price of their stock have been subject to securities litigation claims. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

There can be no assurance that we will pay dividends on our common stock.

Our Board of Directors has approved a regular dividend since fiscal 2006. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, who is Dr. Aelred Kurtenbach's son, serves as our Chairman of the Board and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.0% of our outstanding common stock as of June 4, 2018, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 4, 2018. In addition, our other executive officers and directors, in the aggregate, beneficially owned an additional 4.7% of our outstanding common stock as of June 4, 2018, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 4, 2018. While this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals”, which has imposed and may impose additional costs on us and could raise reputational challenges and other risks.

The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required annually, we filed Forms SD since 2014 reporting our work performed to gain information on the source of conflict minerals we use. We incur costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins for all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal real estate properties are in areas we deem necessary to meet sales, service and operating requirements.  We consider all our properties to be both suitable and adequate to meet our requirements for the foreseeable future. A description of our principal facilities is set forth below:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	773,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Rupelmonde, Belgium	Owned	40,000	Sales, Service, Office
Ennistymon, Ireland	Owned	60,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	278,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	90,500	Manufacturing, Sales, Service, Office

The remaining sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions are small offices, generally consisting of less than 10,000 square feet leased under operating leases.  These lease obligations expire on various dates, with the longest commitment extending to fiscal 2025.  We believe all our leases will be renewable at market terms, at our discretion, or that suitable alternative space would be available to lease under similar terms and conditions. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on lease obligations.

Item 3.  LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters during the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on any legal proceedings and claims.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “DAKT”.  As of June 4, 2018, we had 1,045 shareholders of record.  Following are the high and low sales prices for our common stock for each quarter within the last two fiscal years.

	Fiscal Year 2018			Fiscal Year 2017
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
1st Quarter	$9.93	$8.94	$0.07	$8.55	$6.00	$0.10
2nd Quarter	10.76	9.24	0.07	9.97	6.45	0.07
3rd Quarter	10.27	9.04	0.07	11.00	8.19	0.07
4th Quarter	9.45	8.55	0.07	10.17	8.97	0.07

On May 31, 2018, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on June 21, 2018 to holders of record of our common stock on June 11, 2018.

Although we expect to continue to pay dividends for the foreseeable future, any and all subsequent dividends will be reviewed regularly and declared by the Board at its discretion.  In addition, our credit facility imposes limitations on our ability to pay dividends as further described in "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Share Repurchases

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2018, we had no repurchases of shares of our outstanding common stock. During fiscal 2017, we repurchased 0.3 million shares of common stock at a total cost of $1.8 million. As of April 28, 2018, we had $38 million of remaining capacity under our current share repurchase program.

Performance Graph

The following graph shows changes during the period from April 27, 2013 to April 28, 2018 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Items 7 and 8 in this Form 10-K.  The statement of operations data for the fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016 and the balance sheet data at April 28, 2018 and April 29, 2017 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended May 2, 2015 and April 26, 2014 and the balance sheet data at April 30, 2016, May 2, 2015 and April 26, 2014 are derived from audited financial statements that are not included in this Form 10-K.

	2018(2)(3)(5)	2017(4)(5)	2016(5)(6)	2015(1)(7)(8)	2014(9)(10)
Statement of Operations Data:
Net sales	$610,530	$586,539	$570,168	$615,942	$551,970
Gross profit	145,669	140,415	121,019	144,579	141,710
Gross profit margin	23.9%	23.9%	21.2%	23.5%	25.7%
Operating income	12,460	15,421	2,495	31,285	36,557
Operating margin	2.0%	2.6%	0.4%	5.1%	6.6%
Net income	5,562	10,342	2,061	20,882	22,206
Diluted earnings per share	0.12	0.23	0.05	0.47	0.51
Weighted average diluted shares outstanding	44,873	44,303	44,456	44,443	43,762
Balance Sheet Data:
Working capital	$132,825	$127,130	$123,714	$149,075	$140,532
Total assets	358,800	355,433	349,948	379,479	357,451
Total long-term liabilities	29,876	26,552	27,364	25,420	20,624
Total shareholders' equity	197,616	198,286	201,067	212,039	203,119
Cash dividends per share	0.28	0.31	0.40	0.40	0.39
(1) Fiscal year 2015 consisted of 53 weeks. Each of the other fiscal years presented consisted of 52 weeks.
(2) Includes the sale of our non-digital division assets. See "Note 5. Sale of Non-Digital Division Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(3) Includes the effects of the U.S. Tax Cuts and Jobs Act, which impacted our deferred tax asset valuation and increased tax expense. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(4) Includes an impairment loss on intangible assets. See "Note 6. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(5) Includes an additional warranty charge in our OOH product application in fiscal years 2018, 2017, and 2016 of $4.5 million, $1.8 million, and $9.2 million, respectively. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(6) Includes the acquisition of ADFLOW Networks, Inc. in March 2016. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(7) Includes the acquisition of Data Display in August 2014. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for further information.
(8) Includes the sale of our automated rigging systems division for theatre applications. See "Note 5. Sale of Theatre Rigging Division" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for further information.
(9) Includes the acquisition of OPEN Out-of-Home Solutions in May 2013. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014 for further information.
(10) Includes a valuation allowance against our deferred tax asset for our equity investments booked in the fourth quarter of fiscal 2014. See "Note 12. Income Taxes" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014 for further information.

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

EXECUTIVE OVERVIEW

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communications systems. We measure our success through estimated market share based on estimated market demand for digital displays and generating profits over the long-term. Our success is contingent on the depth and quality of our products, including related control systems, the depth of our service offerings and our technology serving these market demands.  These qualities are important for our long-term success because our products have finite lifetimes and we strive to win replacement business from existing customers.

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

•
The continued deployment of digital billboards as OOH companies continue developing new sites and replacing digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment restricting future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large OOH companies.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications. Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source. Growth is also expected in dynamic messaging systems for advertising and way-finding use in public transport and airport terminals.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A) are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in "Note 1 - Nature of Business and Summary of Significant Accounting Policies", the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements. The MD&A should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Report.

 A critical accounting policy is defined as a policy that is both very important to the portrayal of the company's financial condition and results, and requires management's most difficult, subjective or complex judgments. We regularly review for critical accounting policies and evaluate based on these factors. We believe the estimation process for long-term construction-type contracts, warranties, and income taxes are most material and critical. These areas contain estimates with a reasonable likelihood to change and those changes could have a materially impact to our financial condition and reported results. The estimation processes for these areas are also difficult, subjective and use complex judgments. Our critical accounting estimates are based on historical experience, interpretation of GAAP, current laws and regulations, and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  Actual results may differ from these estimates.

Revenue recognition on long-term construction-type contracts.  Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Construction-type contracts include uniquely configured combinations of technical design services, equipment specified for the customer design, installation and integration services and other related services. Contract costs include all direct material, manufacturing, project management, and engineering labor, subcontracting and indirect costs related to contract design, production, integration, installation, delivery of all performance obligations, and any warranty reserve.  Indirect costs include allocated charges for such items as facilities, equipment depreciation, and general overhead.  Provisions for estimated losses on uncompleted contracts are made in the period such losses are capable of being estimated.

Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our policy and practice is to revise estimates as soon as such changes in estimates are known. While prior estimates have been materially correct, estimates can change based on specific project contractual scope of work understanding and ability to perform to those specifications, ability to hire qualified subcontractors for on-site construction type work, and our estimation process for the materials and production expenses,

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When we combine a group of contracts, revenue and profit are recognized uniformly over the performance of the combined projects.  We segment revenues in accordance with the contract segmenting criteria in Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts. Approximately 60.8 percent, 58.1 percent, and 59.7 percent of our fiscal 2018, 2017, and 2016 revenues were recorded under this method of accounting.

Warranties.  We have recognized an accrued liability for warranty obligations equal to our estimate of the actual costs to be incurred in connection with our performance under the contractual warranties.  Warranty estimates include costs of direct material and labor estimates to repair products over their warranty coverage period. Generally, estimates are based on historical experience taking into account known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional accruals may become necessary, resulting in an increase in cost of sales. While prior estimates have been materially correct, estimates for warranty liabilities can change based on the actual versus estimated defect rates over the lifetime of the warranty coverage, a difference in actual to estimated costs to conduct repairs for the components and related labor needed, and other site related actual to estimated cost changes.

 As of April 28, 2018 and April 29, 2017, we had approximately $30.0 million and $27.9 million accrued for these costs, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.

Income taxes.  We record a tax provision for anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. These assets and liabilities are analyzed regularly, and we assess the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established if it is more likely than not the deferred tax asset will not be realized.

In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. For fiscal 2018, the U.S. tax law changed due to the adoption of the Tax Cuts and Jobs Act, requiring additional estimating processes and judgment in the application of the new laws. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Net Sales

The following table shows information regarding net sales for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016:

	April 28, 2018	April 29, 2017	2018 vs 2017		April 30, 2016	2017 vs 2016
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$134,535	$148,073	$(13,538)	(9.1)%	$148,261	$(188)	(0.1)%
Live Events	236,333	213,982	22,351	10.4	205,151	8,831	4.3
High School Park and Recreation	87,627	82,798	4,829	5.8	70,035	12,763	18.2
Transportation	59,578	52,426	7,152	13.6	52,249	177	0.3
International	92,457	89,260	3,197	3.6	94,472	(5,212)	(5.5)
	$610,530	$586,539	$23,991	4.1%	$570,168	$16,371	2.9%
Orders:
Commercial	$135,363	$151,562	$(16,199)	(10.7)%	$135,824	$15,738	11.6%
Live Events	203,036	222,965	(19,929)	(8.9)	220,377	2,588	1.2
High School Park and Recreation	87,243	83,605	3,638	4.4	76,485	7,120	9.3
Transportation	50,581	62,638	(12,057)	(19.2)	56,834	5,804	10.2
International	107,244	92,734	14,510	15.6	71,266	21,468	30.1
	$583,467	$613,504	$(30,037)	(4.9)%	$560,786	$52,718	9.4%

Fiscal Year 2018 as compared to Fiscal Year 2017

Commercial: The decrease in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to lower order volume in the on-premise niche and the timing of delivery of large projects in the spectacular niche, which was partially offset by an increase in sales in the OOH niche.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily due to decreases in orders in the on-premise and spectacular focused niches due to a number of factors, including competitive market pricing, a timing difference in national account-based opportunities, and the natural volatility of large project timing, which was partially offset by an increase in orders in the OOH niche.

We continue to see increased adoption of video solutions in our Commercial business unit marketplace. We see opportunity for orders and sales in our out of home, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, and increased market size due to decline of digital pricing solutions over the years. A number of large custom video contract opportunities are available in the marketplace for unique facades throughout North America. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environment, and competitive factors, it is difficult to predict orders and net sales for fiscal 2019. We expect growth in this business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

Live Events:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities. These types of installations occur for new construction or refurbishment needs of the customer and can vary in timing and size in accordance with the needs of the customer. During fiscal 2018, we completed and recognized more than $21 million of sales for two specific significant customer orders contributing to the increase in sales.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily the result of the size and timing of large contract order awards. During fiscal 2017, we were awarded five projects valued over five million dollars as compared to three in fiscal 2018 contributing to the change in orders.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display system and in the usage of dynamic messaging systems throughout facilities in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, and competitive factors, make forecasting fiscal 2019 orders and net sales difficult. We expect similar results in fiscal 2019 and continued growth in this business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to continued success in winning orders in the growing market and the timing of shipments of scoring systems and message centers.

The increase in orders for fiscal 2018 compared to fiscal 2017 was primarily due to overall strong market demand and an increase in projects for larger video systems.

We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2019, primarily in high school facilities which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desire to communicate with students and parents.  A number of factors, such as the discretionary nature of customers committing to upgrade systems and competitive factors, make forecasting fiscal 2019 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Transportation:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to the variability of large order production timing caused by customer project schedules.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily due to variability of size and large order timing.

A number of factors, such as transportation funding, the competitive environment, and customer delivery changes, make forecasting orders and net sales difficult for fiscal 2019. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and way-finding use in public transport and airport terminals continues to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.

International:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily the result of increased demand in the OOH niche market demand and improved economic conditions.

The increase in orders for fiscal 2018 compared to fiscal 2017 was primarily due to variability caused by large order timing and included a number of orders for global OOH niche customers and professional soccer sports stadiums. In addition, we continued to market our solutions through multiple geographies to gain recognition and further our market-share.

For fiscal 2019, while our pipeline for large commercial, sports and OOH application, and transportation applications remains strong, macroeconomic factors may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2019. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share and to increase the use and adoption of our technology globally.

Backlog: The product order backlog as of April 28, 2018 was $170.8 million as compared to $203.2 million as of April 29, 2017.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The backlog increased from one year ago in our Commercial and International business units, decreased in our Live Events and Transportation business units, and remained relatively flat in our High School Park and Recreation business unit.

Fiscal Year 2017 as compared to Fiscal Year 2016

Commercial: Net sales for fiscal 2017 compared to fiscal 2016 remained relatively flat. We had declines in billboard shipments in fiscal 2017 compared to fiscal 2016 due to the volatility in large custom video demand in our spectacular niche, which was offset by increased demand in our on-premise niche related to a full year of sales from ADFLOW, the company we acquired in the fourth quarter of fiscal 2016. ADFLOW sales in the Commercial business unit were $9.9 million during fiscal 2017.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to the timing of an increase in our on-premise niche related to in-store media solutions due to ADFLOW and increases in the spectacular niche due to the timing of large customer projects. Although we estimate our market share held in the national operators billboard niche expanded in fiscal 2017 with independent billboard operators, we experienced a decline in billboard niche orders for the year as compared to fiscal 2016. Order activity in the billboard niche is impacted by customer capital allocation decisions and overall satisfaction with our product lifetime, leading to longer product replacement cycles.

Live Events:  The increase in net sales for fiscal 2017 compared to fiscal 2016 was primarily due to work completed for football stadiums and continued demand for upgraded or new solutions throughout other sports venues for national sports leagues, minor league teams and colleges and universities.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily the result of order timing variability of large professional sports projects in fiscal 2017 compared to fiscal 2016.

High School Park and Recreation:  The increase in net sales for fiscal 2017 compared to fiscal 2016 was primarily due to increased video project sizes with higher average selling prices and more custom indoor video and audio demand in fiscal 2017 compared to fiscal 2016.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to strong market demand for video in sporting applications with larger average selling prices than orders for scoring or message centers.

Transportation:  Net sales for fiscal 2017 compared to fiscal 2016 remained relatively flat.

The increase in orders for fiscal 2017 compared to fiscal 2016 was primarily due to the variability caused by large order timing and increased state government procurement project activity. During fiscal 2017, we had an award of a multimillion-dollar project for an active traffic management system with no same sized projects in the prior year.

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

Gross Profit

	Year Ended
	April 28, 2018		April 29, 2017		April 30, 2016
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$26,665	19.8%	$36,514	24.7%	$29,147	19.7%
Live Events	49,755	21.1	40,810	19.1	36,568	17.8
High School Park and Recreation	29,317	33.5	26,388	31.9	20,624	29.4
Transportation	21,247	35.7	18,027	34.4	16,572	31.7
International	18,685	20.2	18,676	20.9	18,108	19.2
	$145,669	23.9%	$140,415	23.9%	$121,019	21.2%

Fiscal Year 2018 as compared to Fiscal Year 2017

The gross profit percentage remained flat for fiscal 2018 compared to fiscal 2017. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease in the Commercial business unit for fiscal 2018 compared to fiscal 2017 was primarily the result of higher warranty expenses and lower sales volumes over relatively fixed infrastructure costs.

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2018 compared to fiscal 2017 was the result of increased volume of sales over relatively fixed infrastructure costs and improved performance on large projects as compared to original estimates.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for fiscal 2018 compared to fiscal 2017 was primarily due to a favorable sales mix and improved productivity.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2018 compared to fiscal 2017 was primarily due to increased volume of sales over relatively fixed infrastructure costs and improved productivity.

International:  The gross profit percent decrease in the International business unit for fiscal 2018 compared to fiscal 2017 was primarily the result of higher warranty expenses, which were offset by a $1.2 million gain from the sale of our non-digital division assets.

It is difficult to project gross profit levels for fiscal 2019 because of the uncertainty regarding the level of sales, the sales mix and timing, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include releasing new product designs to lower overall costs of the product, improving reliability to reduce warranty expenses, global capacity capability and planning, meeting customer solution expectations, and continued improvements in operational effectiveness in manufacturing, installation, and services delivery areas.

Fiscal Year 2017 as compared to Fiscal Year 2016

The gross profit percentage increase for fiscal 2017 compared to fiscal 2016 was primarily due to lower warranty charges, higher sales volumes, and the product mix of sales. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2017 compared to fiscal 2016 was primarily the result of lower warranty charges, as fiscal 2016 had specific warranty obligations for particular projects, improved productivity at lower costs in manufacturing areas, and the non-recurrence of a licensing charge that negatively impacted fiscal 2016, offset by lower profitability on sales mix due to the competitive environment.

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2017 compared to fiscal 2016 was the result of a favorable sales mix impacted by project sizes and type, increased volumes of sales, and slight decline in manufacturing-related costs.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for fiscal 2017 compared to fiscal 2016 was primarily due to increased volumes of sales over our relatively fixed manufacturing cost infrastructure and lower production costs due to process improvements.

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

Contribution Margin

	Year Ended
	April 28, 2018			April 29, 2017			April 30, 2016
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$7,986	5.9%	(55.7)%	$18,046	12.2%	36.6%	$13,210	8.9%
Live Events	35,439	15.0	27.7	27,750	13.0	19.7	23,178	11.3
High School Park and Recreation	18,317	20.9	13.7	16,114	19.5	56.2	10,314	14.7
Transportation	17,048	28.6	26.6	13,465	25.7	8.0	12,466	23.9
International	4,119	4.5	22.8	3,353	3.8	10.3	3,039	3.2
	$82,909	13.6%	5.3%	$78,728	13.4%	26.6%	$62,207	10.9%

Fiscal Year 2018 as compared to Fiscal Year 2017

Contribution margin is comprised of gross profit less selling expense. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit contribution margin is as follows:

Selling expense for fiscal 2018 compared to fiscal 2017 increased in in our Commercial, Live Events, and High School Park and Recreation business units and decreased in our Transportation and International business units. Live Events selling expense increased year over year primarily due to increased conventions/advertising expenses and bad debt expenses. Commercial and High School Park and Recreation business unit selling expense increased year over year primarily due to increased personnel expenses. Transportation business unit selling expense decreased primarily due to lower bad debt expense. International business unit selling expense decreased primarily due to lower bad debt expense and personnel expenses.

During fiscal 2019, we plan to invest in areas to enable order growth, but we continue to expect constraints in selling expenses. We expect selling expenses will increase slightly in dollars for fiscal 2019 as compared to fiscal 2018.

Fiscal Year 2017 as compared to Fiscal Year 2016

Selling expense in the Commercial business unit increased in fiscal 2017 compared to fiscal 2016 primarily due to a full year of expenses from ADFLOW, the company we acquired in the fourth quarter of fiscal 2016. Selling expense remained relatively flat in dollars for fiscal 2017 compared to fiscal 2016 in our Live Events, High School Park and Recreation, Transportation, and International business units. International business unit selling expenses included a $0.2 million intangible asset impairment related to a customer list. Bad debt expense Company-wide was $1.4 million for fiscal 2017 as compared to $1.3 million for fiscal 2016.

Other Operating Expenses

	Year Ended
	April 28, 2018			April 29, 2017			April 30, 2016
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$34,919	5.7%	2.0%	$34,226	5.8%	4.3%	$32,801	5.8%
Product design and development	$35,530	5.8%	22.2%	$29,081	5.0%	8.1%	$26,911	4.7%

Fiscal Year 2018 as compared to Fiscal Year 2017

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in fiscal 2018 increased as compared to fiscal 2017 primarily due to increases in personnel expenses and information technology software and hardware expenses.

We expect general and administrative expenses to increase in dollars primarily for personnel related expenses and investments in information technology software and hardware expenses for fiscal 2019 as compared to fiscal 2018.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product design and development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. We plan to make continued investments in our software and controller capabilities throughout our various product offerings. Through all design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and is included in cost of sales.

Product design and development expenses in fiscal 2018 increased compared to fiscal 2017 primarily due to increased labor costs and professional services assigned to product design and development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations we expect similar level of expenditures for new or enhanced customer solutions in fiscal 2019.

Fiscal Year 2017 as compared to Fiscal Year 2016

General and administrative expenses in fiscal 2017 increased as compared to fiscal 2016 primarily due to increases in personnel expenses and professional fees, partially offset by declines in information technology software and hardware expenses. Professional fees have increased due to defensive work to protect our patent portfolio.

Product design and development expenses in fiscal 2017 increased compared to fiscal 2016 primarily due to increased labor costs and professional services assigned to product design and development projects relating to our strategy to accelerate the deployment of our products and solutions to the market.

Other Income and Expenses

	Year Ended
	April 28, 2018			April 29, 2017			April 30, 2016
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$506	0.1%	(2.9)%	$521	0.1%	(31.4)%	$759	0.1%
Other (expense) income, net	$(537)	(0.1)%	51.7%	$(354)	(0.1)%	176.6%	$(128)	—%

Fiscal Year 2018 as compared to Fiscal Year 2017

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

Interest income, net decreased in fiscal 2018 as compared to fiscal 2017 as a result of lower long-term receivables which bear imputed interest rates. As a result of the volatility of working capital needs and changes in investing and financing activities, along with changes in the interest rate environment, it is difficult to project changes in interest income.

Other (expense) income, net: The change in other income and expense, net for fiscal 2018 as compared to fiscal 2017 was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Fiscal Year 2017 as compared to Fiscal Year 2016

Interest income, net: Interest income, net decreased in fiscal 2017 as compared to fiscal 2016 as a result of lower long-term receivables which bear imputed interest rates and lower interest rates realized on lower average invested cash during the same period.

Other (expense) income, net: The change in other income and expense, net for fiscal 2017 as compared to fiscal 2016 was primarily due to foreign currency volatility offset by the losses from an equity method affiliate.

Income Taxes

Our effective tax rate was approximately 55.2 percent, 33.7 percent and 34.1 percent for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The current-year tax rate was significantly impacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. Most notably, the Tax Act reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. Because we file our tax return based on our fiscal year, the statutory tax rate for our fiscal 2018 tax return will be a blended rate of 30.4%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a provisional $3.5 million one-time expense for the estimated re-measurement of our net deferred tax asset and a $0.3 million estimated one-time transition tax on certain undistributed earnings of our foreign subsidiaries in fiscal 2018. The actual impact of the Tax Act may differ materially from our provisional amounts due to further refinement of our calculations as allowed by SAB 118, changes in interpretations and assumptions we have made, or actions we may take as a result of the Tax Act. The provisional amounts will be finalized within the one-year measurement period as we gather and analyze the additional documentation necessary for the calculations. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax is subject to fluctuation; however, with the lower U.S. statutory tax rate enacted by the Tax Act, we expect our fiscal 2019 effective tax rate to be approximately 21%.

The effective income tax rate for fiscal 2017 and 2016 includes the impact of benefits from increased research and development tax credits, which was offset by valuation allowances in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	April 28, 2018	April 29, 2017	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$30,361	$39,407	(23.0)%
Investing activities	(19,563)	(18,180)	7.6
Financing activities	(13,262)	(16,323)	(18.8)
Effect of exchange rate changes on cash	(620)	(591)	4.9
Net increase in cash and cash equivalents	$(3,084)	$4,313	171.5%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $30.4 million for fiscal 2018 compared to $39.4 million in fiscal 2017. The decrease in net cash provided by operating activities of $9.0 million was the net result of a decrease in net operating assets and liabilities of $5.3 million, a decrease of $4.8 million in net income, a $0.8 million decrease in depreciation and amortization, a $0.8 million decrease in an impairment loss of intangible assets, a $1.3 million gain on the sale of property, equipment and other assets mostly related to the sale of our non-digital division assets, and a $1.2 million decrease in other non-cash items, net, adjusted by an increase of $5.2 million in our deferred income taxes, net.

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, customer deposits, costs and earnings in excess of billings and billings in excess of costs and earnings, and various other operating assets and liabilities. Variability in costs and earnings in excess of billings and billings in excess of costs and earnings ("Net over/underbillings") relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets. The primary change in operating assets and liabilities were the timing of large projects orders and the work in process including their billings and work performed at the end of fiscal 2018 as compared to fiscal 2017. This timing differences created an outflow of cash for inventory, from accounts payable, and from Net over/underbillings. For specific quantitative changes in operating assets and liabilities, see "Note 15. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Net cash used in investing activities:  Net cash used in investing activities totaled $19.6 million for fiscal 2018 compared to $18.2 million in fiscal 2017. Purchases of property and equipment totaled $18.1 million in fiscal 2018 compared to $8.5 million in fiscal 2017, offset by a net increase in marketable securities of $6.1 million for fiscal 2018 as compared to fiscal 2017. Proceeds from the sale of property, equipment and other assets totaled $2.2 million for fiscal 2018 compared to $0.2 million for fiscal 2017; this was mostly related to the sale of our non-digital division assets.

Net cash used in financing activities:  Net cash used in financing activities was $13.3 million for fiscal 2018 compared to $16.3 million in fiscal 2017. Dividends of $12.4 million, or $0.28 per share, were paid to Daktronics shareholders during fiscal 2018 compared to $13.7 million, or $0.31 per share, paid to Daktronics shareholders during fiscal 2017. In fiscal 2017, we used $1.8 million to purchase our common shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors, and there were no purchases in fiscal 2018.

Other Liquidity and Capital Resources Discussion: We have $5.8 million of retainage on long-term contracts included in receivables and costs in excess of billings as of April 28, 2018, which we expect to collect within one year.

Working capital was $132.8 million at April 28, 2018 and $127.1 million at April 29, 2017.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and costs in excess of billings and billings in excess of costs, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 29, 2017:

Date Declared	Record Date	Payment Date	Amount per Share
June 1, 2017	June 13, 2017	June 23, 2017	$0.07
August 31, 2017	September 11, 2017	September 21, 2017	$0.07
November 30, 2017	December 11, 2017	December 21, 2017	$0.07
March 1, 2018	March 12, 2018	March 22, 2018	$0.07
May 31, 2018	June 11, 2018	June 21, 2018	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion. In addition, our credit facility imposes limitations on our ability to pay dividends as further described in "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

During fiscal 2017, the Board of Directors authorized a share repurchase program for the purchase of shares from the open market. During fiscal 2017, we repurchased 0.3 million shares. Although we have authorization for additional share repurchases, any and all subsequent purchases are reviewed regularly for market conditions and are made to comply with the various regulations for company share repurchase programs. For additional information on the share repurchase program, see, "Note 11. Share Repurchase Program" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At April 28, 2018, we had $16.5 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $20 million for fiscal 2019 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of future performance on contracts, primarily construction-type contracts. Performance guarantees are issued to certain customers to guarantee the operation and installation of equipment and our ability to complete a contract.  These performance guarantees have various terms, which are typically one year or less.

As of April 28, 2018, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Long-term obligations and accrued interest	$2,408	$1,188	$1,220	$—	$—
Operating leases	8,959	2,795	4,108	1,759	297
Unconditional purchase obligations	5,118	2,585	2,011	256	266
Conditional purchase obligations	350	150	200	—	—
Unrecognized tax benefits(1)	3,178	—	—	—	—
Total	$20,013	$6,718	$7,539	$2,015	$563
Other commercial commitments:
Standby letters of credit and bank guarantees	$7,706	$5,563	$2,131	$12	$—
Surety bonds	$16,522	$11,723	$4,799	$—	$—
(1) We are not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or applicable tax year is no longer subject to examination by the tax authorities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  For fiscal 2018, 18% of net sales were derived in currencies other than U.S. dollars. We have expenses in currencies other than U.S. dollars relating to our sales, service, and manufacturing operations. The cost of raw materials derived from international sources can be impacted by fluctuations in foreign currency. We have foreign currency cash accounts to operate our global business. These accounts are also impacted by changes in foreign currency rates. As of April 28, 2018, we had $5.4 million denominated in currencies outside the U.S. dollar.

If we believe currency risk in any foreign location or specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  The notional amount of the foreign currency agreements as of April 28, 2018 is $8.5 million, and all contracts mature within 16 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 17. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details.

Over the long term, net sales to international markets are expected to increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies.  As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.  To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  This effect is also impacted by sources of raw materials from international sources and costs of our sales, service, and manufacturing locations outside the U.S.  We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.2 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of April 28, 2018, our outstanding marketing obligations were $0.5 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of April 28, 2018, our outstanding long-term receivables were $3.4 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2019	2020	2021	2022	2023	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,752	$785	$447	$341	$42	$26
Average interest rate	8.7%	8.6%	8.5%	9.0%	9.0%	9.0%
Liabilities:
Long- and short-term obligations:
Variable-rate	$926	$1,074	$—	$—	$—	$—
Average interest rate	8.5%	3.0%	—%	—%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$262	$136	$10	$—	$—	$—
Average interest rate	9.0%	7.2%	9.0%	—%	—%	—%

Of our $29.7 million in cash balances at April 28, 2018, $24.3 million were denominated in U.S. dollars of which $4.9 million is held by our foreign subsidiaries.  We have an additional $5.4 million in cash balances denominated in foreign currencies, of which $4.9 million are maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results could be affected by changes in the availability, prices, and global tariff regulations of these materials. Some of these materials are sourced from one or a limited number of suppliers. Some of these materials are also key source materials for our competitors and for other technology companies. Some of these materials are sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and materials groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. Over the years, we have been impacted by the factors noted; however, we believe that we have adequate sources of supply for our key materials in the near-term.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Daktronics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Daktronics, Inc. and subsidiaries (the "Company") as of April 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal year ended April 28, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 28, 2018, and the results of its operations and its cash flows for the fiscal year ended April 28, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 8, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the Company) as of April 29, 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended April 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daktronics, Inc. and subsidiaries at April 29, 2017, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 29, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 9, 2017

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	April 28, 2018	April 29, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,727	$32,623
Restricted cash	28	216
Marketable securities	34,522	32,713
Accounts receivable, net	77,387	78,846
Inventories	75,335	66,486
Costs and estimated earnings in excess of billings	30,968	36,403
Current maturities of long-term receivables	1,752	2,274
Prepaid expenses and other assets	9,029	7,553
Income tax receivables	5,385	611
Total current assets	264,133	257,725

Property and equipment, net	68,059	66,749
Long-term receivables, less current maturities	1,641	2,616
Goodwill	8,264	7,812
Intangibles, net	3,682	4,705
Investment in affiliates and other assets	5,091	4,534
Deferred income taxes	7,930	11,292
TOTAL ASSETS	$358,800	$355,433

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,845	$51,499
Accrued expenses	27,445	25,033
Warranty obligations	13,891	13,578
Billings in excess of costs and estimated earnings	12,195	10,897
Customer deposits	14,532	14,498
Deferred revenue	12,652	12,137
Current portion of other long-term obligations	1,088	1,409
Income taxes payable	660	1,544
Total current liabilities	131,308	130,595

Long-term warranty obligations	16,062	14,321
Long-term deferred revenue	7,475	5,434
Other long-term obligations	2,285	2,848
Long-term income tax payable	3,440	3,113
Deferred income taxes	614	836
Total long-term liabilities	29,876	26,552

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 120,000,000 shares; 44,779,534 and 44,372,357 shares issued at April 28, 2018 and April 29, 2017, respectively	54,731	52,530
Additional paid-in capital	40,328	38,004
Retained earnings	107,105	113,967
Treasury stock, at cost, 303,957 and 303,957 shares at April 28, 2018 and April 29, 2017, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(2,714)	(4,381)
TOTAL SHAREHOLDERS' EQUITY	197,616	198,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$358,800	$355,433

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net sales	$610,530	$586,539	$570,168
Cost of sales	464,861	446,124	449,149
Gross profit	145,669	140,415	121,019

Operating expenses:
Selling	62,760	61,687	58,812
General and administrative	34,919	34,226	32,801
Product design and development	35,530	29,081	26,911
	133,209	124,994	118,524
Operating income	12,460	15,421	2,495

Nonoperating income (expense):
Interest income	723	751	987
Interest expense	(217)	(230)	(228)
Other (expense) income, net	(537)	(354)	(128)

Income before income taxes	12,429	15,588	3,126
Income tax expense	6,867	5,246	1,065
Net income	$5,562	$10,342	$2,061

Weighted average shares outstanding:
Basic	44,457	44,114	43,990
Diluted	44,873	44,303	44,456

Earnings per share:
Basic	$0.13	$0.23	$0.05
Diluted	$0.12	$0.23	$0.05

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016

Net income	$5,562	$10,342	$2,061

Other comprehensive income (loss):
Cumulative translation adjustments	1,808	(1,472)	(529)
Unrealized (loss) gain on available-for-sale securities, net of tax	(141)	(11)	7
Total other comprehensive income (loss), net of tax	1,667	(1,483)	(522)
Comprehensive income	$7,229	$8,859	$1,539

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2015:	$48,960	$32,693	$132,771	$(9)	$(2,376)	$212,039
Net income	—	—	2,061	—	—	2,061
Cumulative translation adjustments	—	—	—	—	(529)	(529)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	7	7
Net tax benefit related to share-based compensation	—	3	—	—	—	3
Share-based compensation	—	2,958	—	—	—	2,958
Exercise of stock options	610	—	—	—	—	610
Tax payments related to RSU issuances	—	(303)	—	—	—	(303)
Employee savings plan activity	1,777	—	—	—	—	1,777
Dividends paid ($0.40 per share)	—	—	(17,556)	—	—	(17,556)
Balance as of April 30, 2016:	51,347	35,351	117,276	(9)	(2,898)	201,067
Net income	—	—	10,342	—	—	10,342
Cumulative translation adjustments	—	—	—	—	(1,472)	(1,472)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(11)	(11)
Share-based compensation	—	2,914	—	—	—	2,914
Exercise of stock options	343	—	—	—	—	343
Tax payments related to RSU issuances	—	(261)	—	—	—	(261)
Employee savings plan activity	840	—	—	—	—	840
Dividends paid ($0.31 per share)	—	—	(13,651)	—	—	(13,651)
Treasury stock purchase	—	—	—	(1,825)	—	(1,825)
Balance as of April 29, 2017:	52,530	38,004	113,967	(1,834)	(4,381)	198,286
Net income	—	—	5,562	—	—	5,562
Cumulative translation adjustments	—	—	—	—	1,808	1,808
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(141)	(141)
Share-based compensation	—	2,635	—	—	—	2,635
Exercise of stock options	519	—	—	—	—	519
Tax payments related to RSU issuances	—	(311)	—	—	—	(311)
Employee savings plan activity	1,682	—	—	—	—	1,682
Dividends paid ($0.28 per share)	—	—	(12,424)	—	—	(12,424)
Balance as of April 28, 2018:	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616

See notes to consolidated financial statements

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,562	$10,342	$2,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,784	18,562	16,943
Impairment of intangible assets	—	830	—
(Gain) loss on sale of property, equipment and other assets	(1,252)	36	(71)
Share-based compensation	2,635	2,914	2,958
Gain on sale of equity investment	—	—	(119)
Equity in loss of affiliate	481	136	—
Provision for doubtful accounts	140	1,426	481
Deferred income taxes, net	3,148	(2,043)	911
Change in operating assets and liabilities	1,863	7,204	(9,881)
Net cash provided by operating activities	30,361	39,407	13,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,127)	(8,502)	(17,056)
Proceeds from sales of property, equipment and other assets	2,179	199	152
Purchases of marketable securities	(17,438)	(24,159)	(21,286)
Proceeds from sales or maturities of marketable securities	15,273	15,928	21,862
Proceeds from sale of equity investment	—	—	377
Purchases of equity investment	(1,450)	(1,646)	(503)
Acquisitions, net of cash acquired	—	—	(7,364)
Net cash used in investing activities	(19,563)	(18,180)	(23,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(8)	(38)
Principal payments on long-term obligations	(1,046)	(921)	(467)
Dividends paid	(12,424)	(13,651)	(17,556)
Proceeds from exercise of stock options	519	343	610
Payments for common shares repurchased	—	(1,825)	—
Tax payments related to RSU issuances	(311)	(261)	(303)
Net cash used in financing activities	(13,262)	(16,323)	(17,754)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(620)	(591)	(965)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,084)	4,313	(29,254)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	32,839	28,526	57,780
End of period	$29,755	$32,839	$28,526

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business: Daktronics, Inc. and its subsidiaries are engaged principally in the design, market, and manufacture of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services.  Our products are designed primarily to inform and entertain people through the communication of content.

Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year.  In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period.  The years ended April 28, 2018, April 29, 2017, and April 30, 2016 contained operating results for 52 weeks.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

The aggregate amount of investments accounted for under the equity method was $3,647 and $2,678 at April 28, 2018 and April 29, 2017, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our consolidated statements of cash flows. Our proportional share of the respective affiliate’s earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the fiscal years ended April 28, 2018 and April 29, 2017, our share of the losses of our affiliates was $481 and $136, respectively.

The aggregate amount of investments accounted for under the cost method was $42 at each of April 28, 2018 and April 29, 2017. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on long-term construction-type contracts, estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation, the allowance for doubtful accounts, share-based compensation, goodwill impairment, and extended warranty and product maintenance agreements. Changes in estimates are reflected in the periods in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to total of the same amounts showing in the statement of cash flows.

	April 28, 2018	April 29, 2017
Cash and cash equivalents	$29,727	$32,623
Restricted cash	28	216
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,755	$32,839

Inventories: In accordance with Accounting Standards Codification (“ASC”) 330, Inventory, our inventories are stated at the lower of cost (first-in, first-out method) and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. When we estimate net realizable value to be lower than cost, any necessary adjustments are charged to cost of sales in that period. In determining net realizable value, we review various factors such as current inventory levels, forecasted demand, and technological obsolescence.

Allowance for doubtful accounts: We make estimates regarding the collectability of our accounts receivable, long-term receivables, costs and estimated earnings in excess of billings and other receivables.  In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends.  If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  We charge off receivables at such time as it is determined collection will not occur in accordance with ASC 310, Receivables.

Revenue recognition: Net sales are reported net of estimated sales returns and discounts and exclude sales taxes.  We estimate our sales returns reserve based on historical return rates and analysis of specific accounts.  Our sales returns reserve was $39 and $42 at April 28, 2018 and April 29, 2017, respectively.

Long-term construction-type contracts:  Earnings on construction-type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Construction-type contracts include uniquely configured combinations of technical design services, equipment specified for the customer design, installation and integration services and other related services. Contract costs include all direct material, manufacturing, project management, engineering labor, subcontracting and indirect costs related to contract design, production, integration, installation, delivery of all performance obligations, and any warranty reserve.  Indirect costs include allocated charges for such items as facilities, equipment depreciation, and general overhead.  Provisions for estimated losses on uncompleted contracts are made in the period such losses are capable of being estimated.  Generally, construction-type contracts we enter into have fixed prices established, and to the extent the actual costs to complete construction-type contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when we revise our estimates.  Our policy and practice is to revise estimates as soon as such changes in estimates are known. We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a customer, involve interrelated construction activities, and are performed concurrently or sequentially.  When we combine a group of contracts, revenue and profit are recognized uniformly over the performance of the combined projects.  We segment revenues in accordance with the contract segmenting criteria in ASC 605-35, Construction-Type and Production-Type Contracts. Approximately 60.8 percent, 58.1 percent, and 59.7 percent of our fiscal 2018, 2017, and 2016 revenues were recorded under this method of accounting.

Equipment contracts:  In accordance with ASC 605, Revenue Recognition, we recognize revenue on standard equipment and replacement part orders when title passes and the related installation services are substantially complete. We recognize the revenue only if the terms of the arrangement are fixed and determinable and collectability is reasonably assured.  We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Approximately 31.1 percent, 34.0 percent, and 33.0 percent of our fiscal 2018, 2017, and 2016 revenues were recorded under this method of accounting.

Extended warranty and product maintenance:  In accordance with ASC 605, Revenue Recognition, we recognize deferred revenue related to separately priced extended warranty and product maintenance agreements.  The deferred revenue is recognized ratably over the contractual term, which vary up to 10 years.  If we would become aware of an increase in our estimated costs under these agreements in excess of our deferred revenue, additional charges may be necessary, resulting in an increase in cost of sales.  In determining if additional charges are necessary, we examine cost trends on the contracts and other information and compare them to the deferred revenue.  We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine estimated costs under these agreements.  As of April 28, 2018 and April 29, 2017, we had $20,127 and $17,571 of deferred revenue related to separately priced extended warranty and product maintenance agreements, respectively.

Services:  Revenues generated by us for services, such as event support, control room upgrades, content creation, on-site training, equipment service, and technical support sold after the completion of an initial long-term construction-type contract or equipment contract or that are considered a separate unit of accounting under these types of sales, are recognized as net sales when the services are performed in accordance with ASC 605, Revenue Recognition.  Net sales from services, extended warranty and product maintenance was approximately 8.0 percent, 7.8 percent and 7.3 percent for fiscal 2018, 2017, and 2016, respectively.

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
Multiple-element arrangements: We often contract some or all equipment and services to our customers under the terms of a bundled multiple-element sales arrangement.  We also contract to deliver multiple pieces of equipment over time rather than at a single point in time.

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

Long-term receivables and advertising rights:  We occasionally sell and install our products at facilities in exchange for the rights to sell or to retain future advertising revenues.  For these transactions, we recognize revenue equal to the amount of the present value of the future advertising payments if enough advertising is sold to obtain normal margins on the contract, and we record the related receivable in long-term receivables.  We recognize imputed interest as earned.

Property and equipment: In accordance with ASC 360, Property, Plant, and Equipment, Property and equipment is stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Computer software and hardware	3 - 5
Equipment held for rental	2 - 7
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

Impairment of Long-Lived Assets: In accordance with ASC 360, Property, Plant, and Equipment, we assess long-lived tangible assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

During fiscal 2017, we recognized an impairment loss of $830 on intangible assets related to a technology and customer list. No intangible asset impairment was recognized for fiscal 2018. See "Note 6. Goodwill and Intangible Assets" for further information.

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

We utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends occurring in the industry.  Fair value is estimated using internally-developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years. Our investments are expected to relate to equipment replacements and new product line manufacturing equipment needs, and to keep our information technology infrastructure robust. These assumptions could deviate materially from actual results.

Software costs to be sold, leased, or marketed: We follow the provisions of ASC 985, Software, which states software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. Additionally, costs incurred after release to customers are expensed as research and development expenses. As of April 28, 2018 and April 29, 2017, capitalized software to be sold, leased, or otherwise marketed had a net book value of $869 and $1,759, respectively.

Foreign currency translation: We follow the provisions of ASC 830, Foreign Currency Matters. Our foreign subsidiaries use the local currency of their respective countries as their functional currency.  The assets and liabilities of foreign operations are generally translated at the exchange rates in effect at the balance sheet date.  The operating results of foreign operations are translated at weighted average exchange rates.  The related translation gains or losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive loss.

Income taxes:  We account for income taxes in accordance with ASC 740, Income Taxes. We record a tax provision for anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. These assets and liabilities are analyzed regularly, and we assess the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established if it is more likely than not the deferred tax asset will not be realized.

In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See "Note 14. Income Taxes" for further information.

Comprehensive income:  We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components, and disclose these components in the consolidated statements of comprehensive income.  Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive income represents net income adjusted for cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The foreign currency translation adjustment included in the comprehensive income calculation has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.

Product design and development:  We follow the provisions of ASC 730, Research and Development, which states all expenses related to product design and development are charged to operations as incurred.  Our product design and development activities include the enhancement of existing products and technologies and the development of new products and technologies.

Advertising costs:  In accordance with ASC 720-35, Advertising Costs, we expense advertising costs as incurred.  Advertising expenses were $2,855, $2,125 and $2,209 for the fiscal years 2018, 2017 and 2016, respectively.

Shipping and handling costs: In accordance with ASC 605-45, Shipping and Handling Fees and Costs, shipping and handling costs collected from our customers in connection with our sales are recorded as revenue.  We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Earnings per share (“EPS”):  We follow the provisions of ASC 260, Earnings Per Share, where basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which share in our earnings.

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended 2018, 2017 and 2016:

	Net income	Shares	Per share income
For the year ended April 28, 2018:
Basic earnings per share	$5,562	44,457	$0.13
Dilution associated with stock compensation plans	—	416	(0.01)
Diluted earnings per share	$5,562	44,873	$0.12
For the year ended April 29, 2017:
Basic earnings per share	$10,342	44,114	$0.23
Dilution associated with stock compensation plans	—	189	—
Diluted earnings per share	$10,342	44,303	$0.23
For the year ended April 30, 2016:
Basic earnings per share	$2,061	43,990	$0.05
Dilution associated with stock compensation plans	—	466	—
Diluted earnings per share	$2,061	44,456	$0.05

Options outstanding to purchase 1,548, 2,112 and 2,122 shares of common stock with a weighted average exercise price of $11.69, $13.30 and $15.04 for the fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  See "Note 12. Shareholders’ Equity and Share-Based Compensation" for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

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

New Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the U.S. Tax Cuts and Jobs Act (the "Tax Act"). ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that adopting ASU 2018-02 will have on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We will adopt ASU 2016-16 and related guidance during the first quarter of fiscal 2019 and apply its provisions on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-16 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to give further guidance to revenue recognition matters. ASU 2014-09 and related guidance supersedes revenue recognition requirements under FASB ASC Topic 605 and related industry specific revenue recognition guidance. This new standard defines a comprehensive revenue recognition model, requiring a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. It defines a five-step process to achieve this core principle and allows companies to use more judgment and make more estimates than under current guidance and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. It provides guidance on transition requirements.

We will adopt ASU 2014-09 and related guidance under the modified retrospective method during the first quarter of fiscal 2019. We have completed our evaluation of our revenue arrangements under the new standard and have assessed that the adoption will not materially change the timing or amount of revenue recognized, based upon our current assessment of "point in time" and "over time" revenue recognition. No adjustment to beginning retained earnings will be recorded upon adoption. We will make additional disclosures related to revenue from contracts with customers as required by the new standard upon adoption.

Note 2. Segment Reporting

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our integrated video display systems, digital billboards, Galaxy® and Fuelight™ product lines, and dynamic messaging systems to resellers (primarily sign companies), out-of-home ("OOH") companies, national retailers, quick-serve restaurants, casinos, commercial building owners, and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and resellers (primarily sign companies).  Our Transportation business unit primarily consists of sales of intelligent transportation system dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. In our International business unit, we focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, architectural lighting, and transportation related products to the related type of company, including sports and commercial business facilities, OOH companies, and governmental transportation agencies.

We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory and components, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, enterprise resource and service management systems, inventory obsolescence and write-downs, inventory procurement and handling costs, and other manufacturing, installation, and service delivery expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies. Contribution margin excludes general and administration expense, product design and development expense, non-operating income and expense and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  Our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies." Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on some financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net sales:
Commercial	$134,535	$148,073	$148,261
Live Events	236,333	213,982	205,151
High School Park and Recreation	87,627	82,798	70,035
Transportation	59,578	52,426	52,249
International	92,457	89,260	94,472
	610,530	586,539	570,168

Gross profit:
Commercial	$26,665	$36,514	$29,147
Live Events	49,755	40,810	36,568
High School Park and Recreation	29,317	26,388	20,624
Transportation	21,247	18,027	16,572
International	18,685	18,676	18,108
	145,669	140,415	121,019

Contribution margin: (1)
Commercial	7,986	18,046	13,210
Live Events	35,439	27,750	23,178
High School Park and Recreation	18,317	16,114	10,314
Transportation	17,048	13,465	12,466
International	4,119	3,353	3,039
	82,909	78,728	62,207

Non-allocated operating expenses:
General and administrative	34,919	34,226	32,801
Product design and development	35,530	29,081	26,911
Operating income	12,460	15,421	2,495

Nonoperating income (expense):
Interest income	723	751	987
Interest expense	(217)	(230)	(228)
Other (expense) income, net	(537)	(354)	(128)

Income before income taxes	12,429	15,588	3,126
Income tax expense	6,867	5,246	1,065
Net income	$5,562	$10,342	$2,061

Depreciation, amortization and impairment:
Commercial	$6,199	$6,337	$4,925
Live Events	4,783	5,032	4,970
High School Park and Recreation	1,646	1,725	1,722
Transportation	1,138	1,267	1,364
International	1,163	2,317	1,227
Unallocated corporate depreciation	2,855	2,714	2,735
	$17,784	$19,392	$16,943
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net sales:
United States	$502,701	$486,573	$465,598
Outside United States	107,829	99,966	104,570
	$610,530	$586,539	$570,168
Property and equipment, net of accumulated depreciation:
United States	$61,206	$62,425	$68,233
Outside United States	6,853	4,324	4,930
	$68,059	$66,749	$73,163

We have numerous customers worldwide for sales of our products and services, and no customers accounted for 10% or more of net sales; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services except with respect to our dependence on two major digital billboard customers in our Commercial business unit.

We have numerous raw material and component suppliers, and no supplier accounts for 10% or more of our cost of sales; however, we have a number of single-source suppliers that could limit our supply or cause delays in obtaining raw material and components needed in manufacturing.

Note 3. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss on the balance sheet.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 28, 2018, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of April 28, 2018 and April 29, 2017, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance as of April 28, 2018:
Certificates of deposit	$8,669	$—	$—	$8,669
U.S. Government securities	999	—	(7)	992
U.S. Government sponsored entities	20,072	—	(123)	19,949
Municipal bonds	4,936	—	(24)	4,912
	$34,676	$—	$(154)	$34,522
Balance as of April 29, 2017:
Certificates of deposit	$12,487	$—	$—	$12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	12,260	—	(22)	12,238
Municipal bonds	7,574	14	—	7,588
	$32,721	$14	$(22)	$32,713

Realized gains or losses on investments are recorded in our consolidated statements of operations as Other (expense) income, net. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the fiscal years ended April 28, 2018 and April 29, 2017, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 28, 2018 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$5,205	$3,464	$8,669
U.S. Government securities	—	992	992
U.S. Government sponsored entities	11,355	8,594	19,949
Municipal bonds	3,248	1,664	4,912
	$19,808	$14,714	$34,522

Note 4. Business Combinations

ADFLOW Acquisition

We acquired 100 percent ownership in ADFLOW Networks, Inc. ("ADFLOW"), a Canadian company, on March 15, 2016 for an undisclosed amount. The results of its operations and its assets and liabilities have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures because the results of its operations are not material to our consolidated financial statements.

The purchase price included deferred payments of $1,833 to be made over three years unless certain conditions in the business are not met. We have included the payment obligation in other long-term obligations in our consolidated balance sheets. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires us to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable. See "Note 16. Fair Value Measurement" for more information.

Note 5. Sale of Non-Digital Division Assets

In fiscal 2018, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which is included in cost of sales in the International business unit.

During fiscal 2017, we recognized an impairment loss of $830 on intangible assets related to the technology and customer list. See "Note 6. Goodwill and Intangible Assets" for further information.

Note 6. Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.

Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 28, 2018 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 29, 2017:	$2,274	$3,199	$45	$2,294	$7,812
Foreign currency translation	21	145	22	264	452
Balance as of April 28, 2018:	$2,295	$3,344	$67	$2,558	$8,264

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We perform our annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter.  The result of the analysis indicated no goodwill impairment existed for fiscal years 2018, 2017, and 2016.

In conducting our impairment testing, we compare the fair value of each of our business units to the related carrying value of the allocated assets. We utilize the income approach based on discounted projected cash flows to estimate the fair value of each unit. The projected cash flows use many estimates including market conditions, expected market demand and our ability to grow or maintain market share, gross profit, and expected expenditures for capital and operating expenses. Assets shared or not directly attributed to a reportable segment's activities are allocated to the reportable segment based on sales and other measures.

Intangible Assets

The following table summarizes intangible assets, net, as of April 28, 2018 and April 29, 2017:

	April 28, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Registered trademarks	20.0	$709	$118	$—	$591
Software	3.0	2,978	2,109	—	869
Customer relationships	10.0	2,859	637	—	2,222
Other	1.0	100	100	—	—
Total amortized intangible assets	7.8	$6,646	$2,964	$—	$3,682

	April 29, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Registered trademarks	20.0	$1,604	$429	$604	$571
Software	3.0	2,814	1,055	—	1,759
Customer relationships	9.7	3,209	608	226	2,375
Other	1.0	95	95	—	—
Total amortized intangible assets	9.3	$7,722	$2,187	$830	$4,705

During fiscal 2017, we chose to transition out of the non-digital market in our International business unit. We identified certain technology and customer lists with carrying values deemed to not be recoverable. Based on this evaluation, we recognized an impairment loss of $830 for non-digital related technology and customer list intangible assets. This was included in cost of sales and selling expense in the consolidated statement of operations. The impairment loss was calculated based on expected future cash flows using level 3 inputs. The level 3 inputs included weighted average estimated future cash flows from non-digital product sales and estimated selling value of non-digital intellectual property. See "Note 5. Sale of Non-Digital Division Assets" for more information.

In the fiscal years 2018, 2017, and 2016, amortization expense including impairment related to intangible assets was $1,330, $2,546, and $295, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statement of operations.

As of April 28, 2018, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2019	$1,200
2020	331
2021	328
2022	303
2023	303
Thereafter	1,217
Total expected amortization expense	$3,682

Note 7. Selected Financial Statement Data

Inventories consisted of the following:

	April 28, 2018	April 29, 2017
Raw materials	$30,570	$24,801
Work-in-process	8,645	7,366
Finished goods	36,120	34,319
	$75,335	$66,486

Property and equipment, net consisted of the following:

	April 28, 2018	April 29, 2017
Land	$2,161	$2,099
Buildings	67,773	65,935
Machinery and equipment	93,439	84,189
Office furniture and equipment	5,878	5,604
Computer software and hardware	53,004	51,523
Equipment held for rental	287	374
Demonstration equipment	7,035	7,109
Transportation equipment	7,632	7,108
	237,209	223,941
Less accumulated depreciation	169,150	157,192
	$68,059	$66,749

Our depreciation expense was $16,273, $16,732, and $16,561 for the fiscal years 2018, 2017, and 2016, respectively.

In the fiscal years 2018, 2017, and 2016, the pretax impairment charges for property and equipment were immaterial. The impairment charges were related to equipment obsoleted due to technology improvements or to custom demonstration equipment with no resale value. These impairment charges were included primarily in product design and development and selling expense in the consolidated statements of operations.

Accrued expenses consisted of the following:

	April 28, 2018	April 29, 2017
Compensation	$12,841	$12,732
Taxes, other than income taxes	2,907	3,878
Accrued employee benefits	2,829	2,916
Short-term accrued expenses	6,157	5,357
Claims liabilities	2,711	150
	$27,445	$25,033

Other (expense) income, net consisted of the following:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Foreign currency transaction gains (losses)	$29	$(331)	$(326)
Equity in losses of affiliates	(481)	(136)	—
Other	(85)	113	198
	$(537)	$(354)	$(128)

Note 8. Uncompleted Contracts

Uncompleted contracts consisted of the following:

	April 28, 2018	April 29, 2017
Costs incurred	$524,453	$508,993
Estimated earnings	168,731	161,611
	693,184	670,604
Less billings to date	674,411	645,098
	$18,773	$25,506

Uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

	April 28, 2018	April 29, 2017
Costs and estimated earnings in excess of billings	$30,968	$36,403
Billings in excess of costs and estimated earnings	(12,195)	(10,897)
	$18,773	$25,506

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

Accounts receivable are reported net of an allowance for doubtful accounts of $2,151 and $2,610 at April 28, 2018 and April 29, 2017, respectively. Included in accounts receivable as of April 28, 2018 and April 29, 2017 was $964 and $1,857, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding 12 months and sales-type leases.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $3,393 and $4,890 as of April 28, 2018 and April 29, 2017, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 10.0 percent are due in varying annual installments through 2024.  The face amount of long-term receivables was $3,733 as of April 28, 2018 and $5,201 as of April 29, 2017, respectively.

Note 10. Financing Agreements

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35,000, including up to $15,000 for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 3.4 percent at April 28, 2018.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of April 28, 2018, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6,495.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA minus the sum of dividends or other distributions (unless the bank approves), share repurchases, a maintenance capital expenditure reserve in the amount of $6,000, and income tax to (b) all principal and interest payments with respect to indebtedness, excluding principal payments on the line of credit; and

•	A ratio of funded debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20,000. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States. This credit agreement is unsecured. It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $55,000. The interest rate is equal to LIBOR plus 1.5 percent. As of April 28, 2018, there were no advances outstanding under the loan agreement and approximately $1,211 in bank guarantees under this line of credit.

As of April 28, 2018, we were in compliance with all applicable bank loan covenants.

Note 11. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40,000 of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2018, we had no repurchases of shares of our outstanding common stock. During fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825. As of April 28, 2018, we had $38,175 of remaining capacity under our current share repurchase program.

Note 12. Shareholders’ Equity and Share-Based Compensation

Common stock:  Our 120,000 authorized shares consist of 115,000 shares of common stock and 5,000 shares of “undesignated stock.”  Our Board of Directors has the power to authorize and issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.

Each outstanding share of our common stock includes one common share purchase right.  Each right entitles the registered holder to purchase from us one-tenth of one share of common stock at a price of $100 per common share, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our outstanding common shares (subject to certain exclusions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 15 percent or more of our outstanding common shares.  The rights expire on November 19, 2018, which date may be extended by our Board of Directors subject to certain additional conditions.

Stock incentive plans:  During fiscal 2016, we established the 2015 Stock Incentive Plan (“2015 Plan”) and ceased granting options under the 2007 Stock Incentive Plan ("2007 Plan").  The 2015 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors vest in one year.  The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At April 28, 2018, the aggregate number of shares available for future grant under the 2015 Plan for stock options and restricted stock awards was 1,870 shares.  Shares of common stock subject to all stock awards granted under the 2015 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2007 Plan remains in effect for options outstanding, no new options can be granted under this plan.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $1,226 at April 28, 2018, which is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of restricted stock vested was $1,274, $1,214, and $1,191 for fiscal years 2018, 2017, and 2016, respectively.

A summary of nonvested restricted stock and restricted stock units for fiscal years 2018, 2017, and 2016 is as follows:

	Year Ended
	April 28, 2018		April 29, 2017		April 30, 2016
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	402	$8.69	384	$9.10	344	$10.63
Granted	178	8.46	157	8.00	159	7.04
Vested	(141)	9.06	(134)	9.03	(110)	10.76
Forfeited	(2)	8.93	(5)	8.98	(9)	10.69
Outstanding at end of year	437	$8.48	402	$8.69	384	$9.10

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under all stock option plans during the fiscal year ended April 28, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 29, 2017	2,481	$11.15	4.53	$768
Granted	169	9.63	—	—
Canceled or forfeited	(287)	19.78	—	—
Exercised	(58)	8.91	—	65
Outstanding at April 28, 2018	2,305	$10.02	4.51	$356

Shares vested and expected to vest	2,282	$10.02	4.47	$354
Exercisable at April 28, 2018	1,788	$10.04	3.50	$304

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at April 28, 2018 as options having exercise prices lower than the $9.01 per share market price of our common stock on that date.  There were in-the-money options to purchase 594 shares exercisable at April 28, 2018. The total intrinsic value of options exercised during fiscal years 2018, 2017, and 2016 was $65, $64, and $132, respectively.  The total fair value of stock options vested was $977, $1,102, and $1,190 for fiscal years 2018, 2017, and 2016, respectively.

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

Expected volatility.  We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with ASC 718 and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, Share Based Payments.

Risk-free interest rate.  The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.

Dividend yield.  We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Fair value of options granted	$2.82	$2.93	$2.92
Risk-free interest rate	1.95%	1.31 - 1.44%	1.70 - 1.90%
Expected dividend rate	3.27%	3.15%	2.78%
Expected volatility	42.51%	44.12 - 44.51%	42.71 - 48.32%
Expected life of option	6.83 years	5.78 - 6.98 years	5.78 - 6.98 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 2,500.  The number of shares of common stock issued under the ESPP totaled 223, 118, and 227 shares in fiscal 2018, 2017, and 2016, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 173 shares at April 28, 2018.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense:  As of April 28, 2018, there was $3,752 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.9 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Stock options	$763	$1,072	$1,179
Restricted stock and stock units	1,442	1,287	1,237
Employee stock purchase plans	430	555	542
	$2,635	$2,914	$2,958

A summary of the share-based compensation expenses for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2018, 2017, and 2016 is as follows:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Cost of sales	$619	$714	$751
Selling	644	723	780
General and administrative	851	877	839
Product design and development	521	600	588
	$2,635	$2,914	$2,958

We received $519 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 28, 2018. The tax benefit (expense) related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $9, $2, and $(69) for fiscal years 2018, 2017, and 2016, respectively.

Note 13. Retirement Benefits

We sponsor a 401(k) savings plan providing benefits for substantially all United States based employees of both Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We make matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation. Employees are eligible to participate upon completion of three months of continuous service if they have attained the age of 21. We contributed $2,612, $2,463 and $2,382 to the plan for fiscal years 2018, 2017, and 2016, respectively.

Note 14. Income Taxes

On December 22, 2017, President Trump signed the Tax Act into law. The Tax Act makes broad and complex changes to the Code. Some of the most significant provisions of the Tax Act impacting us include a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a one-time "deemed repatriation" tax on previously untaxed accumulated earnings and profits of subsidiaries in non-U.S. jurisdictions, and a transition of U.S. international taxation from a worldwide tax system to a territorial tax system. Because we file our tax return based on our fiscal year, the federal statutory tax rate for our fiscal 2018 tax return will be a blended rate of 30.4%.

As a result of the Tax Act, we have recorded a provisional reduction to our net U.S. deferred tax assets of $3,534, which resulted in a corresponding increase to income tax expense for fiscal 2018. Additionally, we have recorded a provisional increase to income tax expense of $285 for the one-time deemed repatriation tax.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the recording of provisional amounts during a measurement period, not to exceed one year from the enactment date of the Tax Act, to account for the impacts of the Tax Act in companies' financial statements when companies do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for the effects of the changes in the Tax Act. Since the Tax Act was passed late in the fourth quarter of calendar 2018, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the Tax Act. We will continue to refine any estimates throughout the measurement period or until the accounting is complete, and the impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in estimates and assumptions that we have made.

The Tax Act includes a provision designed to currently tax global intangible low-taxed income ("GILTI") starting in fiscal 2019. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740, and we are considering available accounting policy alternatives to adopt to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions.  In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we have not yet determined a policy for the effect of this provision of the Tax Act. We expect to complete our analysis within the measurement period in accordance with Staff Accounting Bulletin No.118.

The fiscal 2018 effective rate was higher than the federal statutory rate primarily due to the impacts of the new tax law totaling $3,819.

The effective income tax rate for fiscal 2017 included the impact of benefits from increased research and development tax credits, which was offset by valuation allowances recorded during the current year in certain foreign jurisdictions.

The effective income tax rate for fiscal 2016 included the impact of the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) signed in December 2015, which retroactively reinstated as well as permanently extended the research and development tax credit. This provided a recognition of approximately $2,015 in tax benefits during fiscal 2016. The benefit is largely offset by pre-tax losses with no tax benefit due to valuation allowances and the current year establishment of valuation allowances in certain jurisdictions of $1,265 that were recognized during fiscal 2016.

The following tables reflect the significant components of our income tax provision. The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Domestic	$9,235	$16,010	$3,264
Foreign	3,194	(422)	(138)
Income before income taxes	$12,429	$15,588	$3,126

Income tax expense consisted of the following:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Current:
Federal	$1,646	$5,268	$(467)
State	868	1,158	123
Foreign	1,205	863	557
Deferred:
Federal	3,693	(1,625)	463
State	27	(397)	(89)
Foreign	(572)	(21)	478
	$6,867	$5,246	$1,065

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Computed income tax expense at federal, state and local jurisdiction statutory rates	$3,779	$5,456	$1,063
Impact of Tax Act	3,819	—	—
Research and development tax credit	(1,598)	(1,573)	(2,015)
State taxes, net of federal benefit	592	539	40
Other, net	559	378	142
Change in valuation allowances	(486)	388	1,265
Stock compensation	336	497	525
Meals and entertainment	333	299	334
Domestic production activities deduction	(294)	(542)	(91)
Dividends paid to retirement plan	(238)	(293)	(323)
Change in uncertain tax positions	65	97	125
	$6,867	$5,246	$1,065

The components of the net deferred tax asset were as follows:

	April 28, 2018	April 29, 2017
Deferred tax assets:
Accrued warranty obligations	$7,282	$10,469
Vacation accrual	1,567	2,100
Deferred maintenance revenue	392	1,336
Allowance for excess and obsolete inventory	1,376	1,254
Equity compensation	553	848
Allowance for doubtful accounts	531	677
Inventory capitalization	481	354
Accrued compensation and benefits	651	1,232
Unrealized loss on foreign currency exchange	37	226
Net operating loss carry forwards	1,286	1,772
Research and development tax credit carry forwards	334	311
Other	1,042	1,266
	15,532	21,845
Valuation allowance	(1,506)	(2,061)
	14,026	19,784

Deferred tax liabilities:
Property and equipment	(4,881)	(6,762)
Prepaid expenses	(486)	(601)
Intangible assets	(1,302)	(1,809)
Other	(41)	(156)
	(6,710)	(9,328)
	$7,316	$10,456

The classification of net deferred tax assets in the accompanying consolidated balance sheets is:

	April 28, 2018	April 29, 2017
Non-current assets	$7,930	$11,292
Non-current liabilities	(614)	(836)
	$7,316	$10,456

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 28, 2018	April 29, 2017
Balance at beginning of year	$3,113	$3,016
Gross increases related to prior period tax positions	82	235
Gross decreases related to prior period tax positions	(30)	—
Gross increases related to current period tax positions	152	—
Lapse of statute of limitations	(139)	(138)
Balance at end of year	$3,178	$3,113

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute relating to $2,569 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators.

Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statement of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheet of $238 and $170 as of April 28, 2018 and April 29, 2017, respectively.

As of April 28, 2018, we had foreign net operating loss (“NOL”) carryforwards of approximately $7,223 primarily related to our operations in Belgium and Ireland, which have indefinite lives, and $62 is related to other international operations that expires in fiscal 2019. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $1,286. However, due to uncertainty in future taxable income, a valuation allowance totaling approximately $1,279 has been recorded in Belgium and Ireland. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

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

As of April 28, 2018, we have no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and as a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and state income taxes, on distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-U.S. jurisdictions.

Note 15. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
(Increase) decrease:
Account receivable	$2,266	$(2,718)	$3,789
Long-term receivables	1,548	2,213	2,851
Inventories	(8,517)	3,581	(5,100)
Costs and estimated earnings in excess of billings	5,911	(6,203)	4,867
Prepaid expenses and other current assets	(1,252)	(980)	1,290
Income taxes receivables	(4,747)	4,201	1,061
Investment in affiliates and other assets	413	(611)	(776)
Increase (decrease):
Current marketing obligations and other payables	(358)	857	21
Accounts payable	(2,573)	5,544	(9,926)
Customer deposits	(53)	(1,514)	(941)
Accrued expenses	3,830	2,351	776
Warranty obligations	346	(2,986)	4,726
Billings in excess of costs and estimated earnings	1,034	536	(13,436)
Long-term warranty obligations	1,729	389	(710)
Income taxes payable	(592)	1,331	(37)
Deferred revenue	2,499	1,256	2,120
Long-term marketing obligations and other payables	379	(43)	(456)
	$1,863	$7,204	$(9,881)

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Cash payments for:
Interest	$193	$228	$303
Income taxes, net of refunds	8,937	3,196	(824)

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Demonstration equipment transferred to inventory	$72	$218	$227
Purchases of property and equipment included in accounts payable	1,983	2,524	142
Contributions of common stock under the ESPP	1,682	840	1,777
Contingent consideration related to acquisition of ADFLOW	—	31	1,955

Note 16. Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 28, 2018 and April 29, 2017 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 28, 2018:
Cash and cash equivalents	$29,727	$—	$—	$29,727
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,669	—	8,669
U.S. Government securities	992	—	—	992
U.S. Government sponsored entities	—	19,949	—	19,949
Municipal bonds	—	4,912	—	4,912
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(236)	—	(236)
Contingent liability	—	—	(1,000)	(1,000)
	$30,747	$33,335	$(1,000)	$63,082
Balance as of April 29, 2017:
Cash and cash equivalents	$32,623	$—	$—	$32,623
Restricted cash	216	—	—	216
Available-for-sale securities:
Certificates of deposit	—	12,487	—	12,487
U.S. Government securities	400	—	—	400
U.S. Government sponsored entities	—	12,238	—	12,238
Municipal bonds	—	7,588	—	7,588
Derivatives - asset position	—	64	—	64
Derivatives - liability position	—	(277)	—	(277)
Contingent liability	—	—	(1,891)	(1,891)
	$33,239	$32,100	$(1,891)	$63,448

A roll forward of the Level 3 contingent liability, both short- and long-term, for the year ended April 28, 2018 is as follows:

Contingent liability as of April 29, 2017	$1,891
Settlements	(1,009)
Interest	37
Foreign currency translation	81
Contingent liability as of April 28, 2018	$1,000

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 17. Derivative Financial Instruments" for more information regarding our derivatives.

Contingent liability: Consists of the fair value of a liability measured on an expected future payment in fiscal 2019 relating to a business acquisition if future financial performance measures are achieved.  The contingent liability was calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of April 28, 2018 and April 29, 2017.  The unobservable inputs included management expectations and forecasts for business sales and profits performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed or actual results differed from these estimates, the fair value of the contingent consideration liability could change from $1,000 to $0 or increase in proportion to increased business performance from this estimate.  The contingent liability is presented in other long-term obligations in our consolidated balance sheets.

Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Certain long-lived assets such as goodwill, intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We used Level 3 inputs to measure and record a technology and customer list intangible asset impairment of $830 during fiscal 2017. See "Note 6. Goodwill and Intangible Assets" for more information.

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

Note 17. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the balance sheet within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 28, 2018 and April 29, 2017, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in "Other (expense) income, net."

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at April 28, 2018 and April 29, 2017 were as follows:

	April 28, 2018		April 29, 2017
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,081	1,400	7,984	10,669
U.S. Dollars/Canadian Dollars	2,165	2,819	256	345
U.S. Dollars/British Pounds	5,856	4,368	4,936	3,959
U.S. Dollars/Singapore Dollars	236	312	605	844
U.S. Dollars/Euros	(854)	(708)	528	491
U.S. Dollars/Swiss Franc	41	40	—	—

As of April 28, 2018, there was an asset and liability of $41 and $236, respectively, and, as of April 29, 2017, there was an asset and liability of $64 and $277, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 18. Commitments and Contingencies

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

As of April 28, 2018, we recorded a liability and related other receivable of $1,904 for a net claim from a customer against work performed by one of our subcontractors during installation which damaged our customer's property. The amount recorded is for probable and reasonably estimated cost to remediate the damage. Our subcontractor has full insurance for such matters, we have claims to a performance bond as additional collateral, and we carry insurance to cover such matters. In the opinion of management, the ultimate liability of this claim is not expected to have a material effect on our financial position, liquidity or capital resources.

As of April 28, 2018, a customer was withholding $2,224 of payment claiming we did not perform to the customer's specifications. We believe we have performed to the agreed-upon written specifications, have strong contractual documentation to support our position, and a customer with wherewithal to pay. We believe that we will ultimately prevail in collections. Although our assessment of the loss is remote, a number of factors could change the outcome.

We did not believe there was a reasonable probability that any material loss for other various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings to have a material effect on our financial position, liquidity or capital resources.

As of April 29, 2017, we did not believe there was a reasonable probability that any material loss for various claims or legal actions, including reviews, inspections or other legal proceedings, if any, would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made.

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

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH applications built prior to fiscal 2013. The device failure causes a visual defect in the display. Over the past three years, we have deployed preventative maintenance to impacted sites and repaired the defective devices in our repair center. When certain site locations have exceeded an acceptable failure rate, we have refurbished the display to meet customers’ expectations under contractual obligations. During fiscal 2018, 2017, and 2016, we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $4,539, $1,766, and $9,174, respectively. The decision to incur additional warranty expense in fiscal 2018 is primarily based on our decision to preserve our market leadership and, in certain cases, customer relationship by providing coverage beyond our contractual obligations. As of April 28, 2018, we had $1,555 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements are nearing expiration for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the fiscal years ended April 28, 2018 and April 29, 2017 consisted of the following:

	April 28, 2018	April 29, 2017	April 30, 2016
Beginning accrued warranty obligations	$27,899	$30,496	$26,481
Warranties issued during the period	11,961	10,930	10,528
Settlements made during the period	(17,653)	(16,790)	(18,377)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	7,746	3,263	11,864
Ending accrued warranty obligations	$29,953	$27,899	$30,496

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of April 28, 2018, we had outstanding letters of credit and surety bonds in the amount of $7,706 and $16,522, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, but are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $3,477, $3,175 and $3,031 for the fiscal years 2018, 2017, and 2016, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 28, 2018:

Fiscal years ending	Amount
2019	$2,795
2020	2,220
2021	1,888
2022	1,510
2023	249
Thereafter	297
$8,959

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of April 28, 2018, we were obligated under the following conditional and unconditional purchase commitments, which included $350 in conditional purchase commitments:

Fiscal years ending	Amount
2019	$2,735
2020	1,898
2021	313
2022	143
2023	113
Thereafter	266
$5,468

Other long-term obligations: We are obligated to pay the following payments for acquisitions and for other various obligations:

	April 28, 2018	April 29, 2017
Advertising	$408	$580
Deferred purchase price	1,844	2,479
Other	156	165
Total outstanding	2,408	3,224
Less: current liability	1,187	1,506
Other long-term obligations	$1,221	$1,718

Note 19. Subsequent Events

On May 31, 2018, our Board of Directors declared a regular quarterly dividend of $0.07 per share on our common stock payable on June 21, 2018 to holders of record of our common stock on June 11, 2018.

Note 20. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal Year 2018(1)(2)(3)
	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Net sales	$172,728	$169,309	$130,316	$138,177
Gross profit	44,646	42,604	28,567	29,852
Net income (loss)	8,429	7,132	(6,189)	(3,810)
Basic earnings (loss) per share	0.19	0.16	(0.14)	(0.09)
Diluted earnings (loss) per share	0.19	0.16	(0.14)	(0.09)

	Fiscal Year 2017(4)
	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017
Net sales	$157,146	$169,992	$115,719	$143,682
Gross profit	39,067	44,308	23,316	33,724
Net income (loss)	5,539	9,021	(5,127)	909
Basic earnings (loss) per share	0.13	0.21	(0.12)	0.02
Diluted earnings (loss) per share	0.13	0.20	(0.12)	0.02
(1) The financial data for the quarter ended October 28, 2017 includes the sale of our non-digital division assets. See "Note 5. Sale of Non-Digital Division Assets" for further information.
(2) The financial data for the quarters ended October 28, 2017 and April 28, 2018 includes additional warranty charges due to specific site issues of $3,179 and $2,354, respectively. See "Note 18. Commitments and Contingencies" for further information.
(3) The financial data for the quarters ended January 27, 2018 and April 28, 2018 includes the effects of the Tax Act, which impacted our deferred tax asset valuation and the impact of deemed repatriation of foreign earnings with an increase to tax expense of $4,280 and a decrease to tax expense of $461. See "Note 14. Income Taxes" for further information.
(4) The financial data for the quarter ended October 29, 2016 includes an impairment loss on intangible assets. See "Note 6. Goodwill and Intangible Assets" for further information.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on the Company’s Current Report on Form 8-K filed on September 15, 2017, effective on September 12, 2017, the Audit Committee dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and appointed Deloitte & Touche, LLP to serve in this role for the fiscal year ended April 28, 2018. For more information, see the Current Report on Form 8-K filed on September 15, 2017, as amended by the Current Report on Form 8-K/A (Amendment No. 1) filed on December 1, 2017.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934.  As of April 28, 2018, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 28, 2018, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 28, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 28, 2018.

Our internal control over financial reporting as of April 28, 2018 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, which is included in this Annual Report on Form 10-K.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 8, 2018	June 8, 2018

Item 9B.  OTHER INFORMATION

None

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2018 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended April 28, 2018 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2018.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP
Consolidated Balance Sheets as of April 28, 2018 and April 29, 2017
Consolidated Statements of Operations for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
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

ADFLOW®, All Sport®, Daktronics®, D®, DakStats®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, Go Digital®, Hoffend®, Keyframe®, Matside®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, Replay®, Sportsound®, Statvision®, Tuff Sport®, Uniview®, Vac®, Vanguard®, Venus®, Visiconn®, V-Tour®, V-Link®, and Web-Sync® are trademarks of Daktronics, Inc.  All other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2018.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 8, 2018
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 8, 2018
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 8, 2018
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 8, 2018
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 8, 2018
James B. Morgan

By /s/ John L. Mulligan	Director	June 8, 2018
John L. Mulligan

By /s/ John P. Friel	Director	June 8, 2018
John P. Friel

By /s/ Kevin P. McDermott	Director	June 8, 2018
Kevin P. McDermott

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
For the year ended April 28, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	2,610	1,451	—	(1,910)	(a)	2,151
For the year ended April 29, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	2,797	2,496	—	(2,683)	(a)	2,610
For the year ended April 30, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	2,316	934	—	(453)	(a)	2,797
(a)    Write-off of uncollected accounts, net of collections

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

16.1
Letter from Ernst & Young LLP, dated September 14, 2017, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 filed with our Current Report on Form 8-K filed on September 15, 2017).

21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
23.2	Consent of Ernst & Young LLP. (1)
24	Power of Attorney. (1)
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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 28, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
* Indicates a management contract or compensatory plan or arrangement.