Form 10-Q
period 2018-07-28
DAKTRONICS INC /SD/
filed 2018-08-24
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2018

or
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

The number of shares of the registrant’s common stock outstanding as of August 20, 2018 was 44,588,625.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 28, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

	July 28, 2018	April 28, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,915	$29,727
Restricted cash	26	28
Marketable securities	27,352	34,522
Accounts receivable, net	100,362	77,387
Inventories	78,983	75,335
Contract assets	41,283	30,968
Current maturities of long-term receivables	1,435	1,752
Prepaid expenses and other assets	7,712	9,029
Income tax receivables	6,280	5,385
Total current assets	279,348	264,133

Long-term receivables, less current maturities	1,552	1,641
Goodwill	8,115	8,264
Intangibles, net	6,729	3,682
Investment in affiliates and other assets	5,248	5,091
Deferred income taxes	7,938	7,930
	29,582	26,608
PROPERTY AND EQUIPMENT:
Land	2,142	2,161
Buildings	67,776	67,773
Machinery and equipment	94,841	93,439
Office furniture and equipment	5,987	5,878
Computer software and hardware	53,117	53,004
Equipment held for rental	287	287
Demonstration equipment	6,971	7,035
Transportation equipment	7,675	7,632
Property and equipment	238,796	237,209
Less accumulated depreciation	171,506	169,150
	67,290	68,059
TOTAL ASSETS	$376,220	$358,800

DAKTRONICS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share data) (unaudited)

	July 28, 2018	April 28, 2018

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,726	$48,845
Contract liabilities	50,629	39,379
Accrued expenses	30,778	27,445
Warranty obligations	13,468	13,891
Current portion of other long-term obligations	2,453	1,088
Income taxes payable	360	660
Total current liabilities	146,414	131,308

Long-term warranty obligations	15,777	16,062
Long-term contract liabilities	8,073	7,475
Other long-term obligations	2,307	2,285
Long-term income tax payable	3,599	3,440
Deferred income taxes	604	614
Total long-term liabilities	30,360	29,876
TOTAL LIABILITIES	176,774	161,184

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 44,893,368 and 44,779,534 shares issued and outstanding at July 28, 2018 and April 28, 2018, respectively	55,608	54,731
Additional paid-in capital	40,979	40,328
Retained earnings	108,559	107,105
Treasury Stock, at cost, 303,957 shares at July 28, 2018 and April 28, 2018, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(3,866)	(2,714)
TOTAL SHAREHOLDERS' EQUITY	199,446	197,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$376,220	$358,800

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales	$154,188	$172,728
Cost of sales	115,941	128,082
Gross profit	38,247	44,646

Operating expenses:
Selling	16,378	14,939
General and administrative	8,537	8,935
Product design and development	9,292	9,047
	34,207	32,921
Operating income	4,040	11,725

Nonoperating income (expense):
Interest income	197	211
Interest expense	(39)	(86)
Other (expense) income, net	(154)	145

Income before income taxes	4,044	11,995
Income tax (benefit) expense	(530)	3,566
Net income	$4,574	$8,429

Weighted average shares outstanding:
Basic	44,638	44,244
Diluted	44,831	44,461

Earnings per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

Cash dividends declared per share	$0.07	$0.07

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	July 28, 2018	July 29, 2017

Net income	$4,574	$8,429

Other comprehensive (loss) income:
Cumulative translation adjustments	(1,139)	1,081
Unrealized loss on available-for-sale securities, net of tax	(13)	(7)
Total other comprehensive (loss) income, net of tax	(1,152)	1,074
Comprehensive income	$3,422	$9,503

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	July 28, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,574	$8,429
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,488	4,460
Gain on sale of property, equipment and other assets	(69)	(17)
Share-based compensation	651	672
Equity in loss of affiliate	134	85
Provision for doubtful accounts	(29)	14
Deferred income taxes, net	(65)	30
Change in operating assets and liabilities	(19,944)	(18,580)
Net cash used in operating activities	(10,260)	(4,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,727)	(4,092)
Proceeds from sales of property, equipment and other assets	106	63
Purchases of marketable securities	(1,986)	—
Proceeds from sales or maturities of marketable securities	9,181	7,643
Purchases of equity investment	(426)	(607)
Acquisitions, net of cash acquired	(2,250)	—
Net cash (used in) provided by investing activities	(102)	3,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	3,000	—
Payments on notes payable	(3,000)	—
Proceeds from exercise of stock options	57	211
Principal payments on long-term obligations	(458)	(1,018)
Dividends paid	(3,121)	(3,094)
Net cash used in financing activities	(3,522)	(3,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70	52
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,814)	(5,749)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29,755	32,839
End of period	$15,941	$27,090

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$59	$103
Income taxes, net of refunds	614	1,586

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$58	$48
Purchase of property and equipment included in accounts payable	833	797
Contributions of common stock under the ESPP	821	820
Contingent consideration related to acquisition of AJT	1,316	—

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation

Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are the world's industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet at April 28, 2018, has been derived from the audited financial statements at that date, but it does not include all the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 28, 2018, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC").  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Certain prior year amounts in the condensed consolidated balance sheet have been reclassified to conform to the current year's presentation due to the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Billings in excess of costs and estimated earnings, customer deposits, and deferred revenue are combined to present contract liabilities. Costs and estimated earnings in excess of billings now represent contract assets. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities.

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 28, 2018 and July 29, 2017, contained operating results for 13 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to total of the same amounts showing in the condensed consolidated statement of cash flows:

	July 28, 2018	July 29, 2017
Cash and cash equivalents	$15,915	$26,868
Restricted cash	26	222
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$15,941	$27,090

Recent Accounting Pronouncements

New Accounting Standards Adopted

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have adopted ASU 2016-16 during the first quarter of fiscal 2019. The adoption of ASU 2016-16 did not have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to give further guidance to revenue recognition matters. ASU 2014-09 and related guidance supersedes revenue recognition requirements under FASB Accounting Standards Codification ("ASC") Topic 605 and related industry specific revenue recognition guidance. This new standard defines a comprehensive revenue recognition model, requiring a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. It defines a five-step process to achieve this core principle and allows companies to use more judgment and make more estimates than under current guidance and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. It provides guidance on transition requirements.

We have adopted ASU 2014-09 and its related guidance under the modified retrospective method during the first quarter of fiscal 2019 by applying the guidance to all open contracts at the adoption date. We have completed our evaluation of our revenue arrangements under the new standard and have assessed that the adoption did not materially change the timing or amount of revenue recognized, primarily based upon our assessment of "point in time" and "over time" revenue recognition. No adjustment to beginning retained earnings was recorded, and we have made additional disclosures related to revenue from contracts with customers as required by the new standard upon adoption. See "Note 4. Revenue Recognition" for more information.

New Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the U.S. Tax Cuts and Jobs Act (the "Tax Act"). ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted that can be made on a prospective or retrospective basis. We are currently evaluating the effect that adopting ASU 2018-02 will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019 and will require adoption on a prospective basis. We are currently evaluating the effect that adopting ASU 2017-04 will have on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting these ASUs will have on our condensed consolidated financial statements and related disclosures.

Note 2. Investments in Affiliates

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

The aggregate amount of investments accounted for under the equity method was $3,939 and $3,647 at July 28, 2018 and April 28, 2018, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the three months ended July 28, 2018 and July 29, 2017, our share of the losses of our affiliates was $134 and $85, respectively.

The aggregate amount of investments accounted for under the cost method was $42 at July 28, 2018 and April 28, 2018, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

Note 3. Earnings Per Share ("EPS")

Basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which share in our earnings.

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 28, 2018 and July 29, 2017:

	Net income	Shares	Per share income
For the three months ended July 28, 2018
Basic earnings per share	$4,574	44,638	$0.10
Dilution associated with stock compensation plans	—	193	—
Diluted earnings per share	$4,574	44,831	$0.10
For the three months ended July 29, 2017
Basic earnings per share	$8,429	44,244	$0.19
Dilution associated with stock compensation plans	—	217	—
Diluted earnings per share	$8,429	44,461	$0.19

Options outstanding to purchase 1,798 shares of common stock with a weighted average exercise price of $10.46 for the three months ended July 28, 2018 and 1,580 shares of common stock with a weighted average exercise price of $12.48 for the three months ended July 29, 2017 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition

Our accounting policies and estimates as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606) are as follows:

Net sales are reported net of estimated sales returns and discounts, include compensation from customers for shipping and handling, and exclude sales taxes.

We often contract some or all equipment and services to our customers under the terms of a bundled (performance obligation(s)) sales arrangement. Delivery of these performance obligations can be transferred over time or at a single point in time. At contract inception, we evaluate for material distinct goods and services using professional judgment. We conclude we have separate performance obligations for items capable of being distinct in the eyes of the customer and if the item is distinct within the context of the contract. For those warranties that extend beyond typical terms and include other services ("service-type warranty"), we account for them as a separate performance obligation. When separate performance obligations are identified, we allocate the consideration to the individual performance obligation based on the best evidence and method we judge as faithfully depicting the value of the performance obligation. We primarily use the cost plus a margin approach to allocate the consideration.

We estimate the arrangement's consideration to be the value we expect to be entitled to as a result of transferring the performance obligation to the customer. The sales price may include variable consideration and amounts related to subcontracted deliverables (i.e., we integrate the materials, labor and equipment into the deliverables promised to the customer). When we have a contract that has variable consideration, including discounts, claims, unpriced change orders, and liquidated damages, we estimate the amount of revenue using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue. Factors considered in determining revenue associated with variable consideration include the following: (a) the contract or other evidence providing legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers.

Our material performance obligation types include:

Unique configuration contracts: audio-visual communication systems uniquely configured (custom) or integrated for a customer's particular location and system configuration may include all or a combination of the following: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring and messaging equipment, training, other on-site services, spare parts, software licenses, and assurance-type warranties.

We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. A single performance obligation is most appropriate in our judgment when the substantial part of our promise to customers is to integrate and incorporate individual goods and services into a combined output or system; often times the system is customized or significantly modified to the customers' desired configurations and location, and the interrelated goods and services provide utility to the customers as a package.

Revenue for uniquely configured (custom) or integrated systems are recognized over time as performance obligations are satisfied due to the continuous transfer of control to the customer. This transfer of control is evidenced either by the customer directing the work in process as demonstrated by contractual termination clauses or by our right to payment for work performed to date that does not have an alternative use to us. Sales and profits are recognized over time following the cost-to-cost input method (percentage-of-completion) measured by the percentage of costs incurred to date as compared to estimated total costs for each contract. The cost-to-cost input method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management, and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated. Pre-contract costs are expensed as incurred unless they are expected to be recovered.

We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time or set milestone payments specific to the project. Variability in contract assets and contract liabilities ("Net over/under billings") relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets.

Contract modifications to existing contracts with customers are evaluated in accordance with the five-step revenue model. We treat contract modifications as a separate contract and new performance obligations when the additional goods or services are distinct and do not add to the unique configuration or are outside the integrated system and when the consideration reflects standalone selling prices. If the additional goods or services offered under the modification enhance the uniquely configured or integrated systems, revenue is allocated to the existing contracts' performance obligation. Modifications may cause changes in the timing of revenue recognition depending on the allocation to various performance obligations.

The time between contract order and project completion is typically less than 12 months but may extend longer depending on the amount of custom work and customers’ delivery needs.

Limited configuration (standard systems) and after-sale parts contracts: Revenue for limited configured (standard systems) or after-sale parts contracts with limited or no configuration or integration are recognized as individual performance obligations. Revenue is recognized at a point in time when title or control passes, or services are performed. Customers can purchase standard display systems individually or in large quantities. For purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. For systems with bundled standard products and services, much of the promised work for the customer is performed at the same time; therefore, allocation of the transaction price does not impact revenue timing. We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. For those agreements we perform over reporting periods, we separate material performance obligations and allocate expected consideration. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts. When fulfilling a limited configuration order, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, control is transferred to the customer at a point in time. For service-type or other performance obligations, we recognize revenue over time, which is the most faithful depiction of the customer obtaining control and benefits from the work performed.

Services and other: Services sold on a stand-alone basis or after the initial system sale include performance obligations such as event support, control room design, on-site training, equipment service, service-type warranties, technical support, software sold as a service, and other immaterial revenue streams. Services and other are recognized as net sales when the services are performed and control is transferred to the customer at a point in time or over time for time-based "stand ready to perform" type obligations. If we have the right to consideration from a customer that directly corresponds with the value of our performance (where we bill a fixed amount for each hour of service provided), we recognize revenue related to the work completed.

Software: Revenues from software license fees on sales, other than uniquely configured type contracts, are recognized when delivery of the product has occurred. Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized pro-rata over the term of the engagement.

Shipping and handling costs: Shipping and handling costs collected from our customers in connection with our sales are recorded as revenue. We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Warranty: Our warranty offerings are described in "Note 11. Commitments and Contingencies."

Disaggregation of revenue
In accordance with ASC 606-10-50, we disaggregate revenue from contracts with customers by the type of performance obligation and the timing of revenue recognition. We determine that disaggregating revenue in these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors and to enable users of financial statements to understand the relationship to each reportable segment. As noted in the segment information footnote, we are organized in five business segments: Commercial, Live Events, High School Park and Recreation, Transportation, and International.

The following table presents our disaggregation of revenue by segments:

	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,049	$38,921	$8,943	$9,618	$16,216	$76,747
Limited configuration	23,867	5,818	18,547	7,083	10,778	66,093
Service and other	3,653	4,733	630	456	1,876	11,348
	$30,569	$49,472	$28,120	$17,157	$28,870	$154,188
Timing of revenue recognition
Goods/services transferred at a point in time	$24,583	$6,802	$16,998	$7,232	$11,536	$67,151
Goods/services transferred over time	5,986	42,670	11,122	9,925	17,334	87,037
	$30,569	$49,472	$28,120	$17,157	$28,870	$154,188

See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.

Contract Balances
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the contract terms. Contract liabilities represent amounts billed to the clients in excess of revenue recognized to date.

We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays. See "Note 10. Receivables" for amounts recorded in long-term receivables.

The following table reflects the changes in our contract assets and liabilities:

	July 28, 2018	April 28, 2018	Dollar Change	Percent Change
Contract assets	$41,283	$30,968	$10,315	33.3%
Contract liabilities - current	50,629	39,379	11,250	28.6
Contract liabilities - noncurrent	8,073	7,475	598	8.0

The increase in our contract assets and contract liabilities from April 28, 2018 to July 28, 2018 was due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets.

During the three months ended July 28, 2018, we recognized revenue of $23,805 related to our contract liabilities as of April 28, 2018.

Remaining performance obligations
As of July 28, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations, which we also refer to as backlog, was $223,751. We expect approximately $190,219 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $176,819 and $46,932, respectively. Although remaining performance obligations reflects business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected in the balance as appropriate.

Note 5. Segment Reporting

We have organized our business into five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our integrated video display systems, digital billboards, Galaxy® and Fuelight™ product lines, and dynamic messaging systems to resellers (primarily sign companies), Out-of-Home ("OOH") companies, national retailers, quick-serve restaurants, casinos, commercial building owners, and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and resellers (primarily sign companies).  Our Transportation business unit primarily consists of sales of intelligent transportation systems dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. In our International business unit, we focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, architectural lighting, and transportation related products.

We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory and components, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, enterprise resource and service management systems, inventory obsolescence and write-downs, inventory procurement and handling costs, and other manufacturing, installation, and service delivery expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies. Contribution margin excludes general and administration expense, product design and development expense, non-operating income and expense and income tax expense.  Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on some financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures. Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated. Our segments follow the same accounting policies as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales:
Commercial	$30,569	$32,863
Live Events	49,472	77,612
High School Park and Recreation	28,120	28,479
Transportation	17,157	18,912
International	28,870	14,862
	154,188	172,728

Gross profit:
Commercial	6,894	8,268
Live Events	10,233	17,054
High School Park and Recreation	9,502	10,351
Transportation	5,451	6,945
International	6,167	2,028
	38,247	44,646

Contribution margin: (1)
Commercial	2,474	3,573
Live Events	6,985	13,737
High School Park and Recreation	6,552	7,747
Transportation	4,295	5,908
International	1,563	(1,258)
	21,869	29,707

Non-allocated operating expenses:
General and administrative	8,537	8,935
Product design and development	9,292	9,047
Operating income	4,040	11,725

Nonoperating income (expense):
Interest income	197	211
Interest expense	(39)	(86)
Other (expense) income, net	(154)	145

Income before income taxes	4,044	11,995
Income tax (benefit) expense	(530)	3,566
Net income	$4,574	$8,429

Depreciation and amortization:
Commercial	$1,178	$1,534
Live Events	1,172	1,238
High School Park and Recreation	443	422
Transportation	274	294
International	700	281
Unallocated corporate depreciation	721	691
	$4,488	$4,460
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales:
United States	$121,697	$155,438
Outside United States	32,491	17,289
	$154,188	$172,728

	July 28, 2018	April 28, 2018
Property and equipment, net of accumulated depreciation:
United States	$60,356	$61,206
Outside United States	6,934	6,853
	$67,290	$68,059

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss on the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 28, 2018, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of July 28, 2018 and April 28, 2018, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of July 28, 2018
Certificates of deposit	$6,189	$—	$6,189
U.S. Government securities	1,994	(8)	1,986
U.S. Government sponsored entities	15,089	(118)	14,971
Municipal bonds	4,213	(7)	4,206
	$27,485	$(133)	$27,352
Balance as of April 28, 2018
Certificates of deposit	$8,669	$—	$8,669
U.S. Government securities	999	(7)	992
U.S. Government sponsored entities	20,072	(123)	19,949
Municipal bonds	4,936	(24)	4,912
	$34,676	$(154)	$34,522

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the three months ended July 28, 2018 and July 29, 2017, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of July 28, 2018 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$2,725	$3,464	$6,189
U.S. Government securities	995	991	1,986
U.S. Government sponsored entities	8,350	6,621	14,971
Municipal bonds	2,660	1,546	4,206
	$14,730	$12,622	$27,352

Note 7. Business Combinations

AJT Systems, Inc. Acquisition

We acquired the net assets of AJT Systems, Inc. ("AJT"), a Florida-based company, on June 21, 2018. The results of its operations have been included in our condensed consolidated financial statements since the date of acquisition. We have not made pro forma disclosures because the results of its operations are not material to our condensed consolidated financial statements.

AJT is a developer of real-time live to air graphics rendering and video server systems for the broadcast TV industry. This acquisition will allow our organization to grow and strengthen our solution offerings to the market. This acquisition was primarily funded with cash on hand.

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 28, 2018 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 28, 2018	$2,295	$3,344	$67	$2,558	$8,264
Foreign currency translation	(6)	(41)	(6)	(96)	(149)
Balance as of July 28, 2018	$2,289	$3,303	$61	$2,462	$8,115

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We perform our annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. The result of the analysis indicated no goodwill impairment existed for our third quarter in fiscal 2018, which began on October 29, 2017.

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

Note 9. Inventories

Inventories consisted of the following:

	July 28, 2018	April 28, 2018
Raw materials	$33,856	$30,570
Work-in-process	9,209	8,645
Finished goods	35,918	36,120
	$78,983	$75,335

Note 10. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,177 and $2,151 at July 28, 2018 and April 28, 2018, respectively. Included in accounts receivable as of July 28, 2018 and April 28, 2018 was $1,190 and $964, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding 12 months and sales-type leases.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $2,987 and $3,393 as of July 28, 2018 and April 28, 2018, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 9.0 percent are due in varying annual installments through 2024.  The face amount of long-term receivables was $3,267 as of July 28, 2018 and $3,733 as of April 28, 2018.

Note 11. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our condensed financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of July 28, 2018 and April 28, 2018, we recorded a liability and related other receivable of $1,612 and $1,904 for a net claim from a customer against work performed by one of our subcontractors during installation which damaged our customer's property. The amount recorded is for probable and reasonably estimated cost to remediate the damage. Our subcontractor has full insurance for such matters, we have claims to a performance bond as additional collateral, and we carry insurance to cover such matters. In the opinion of management, the ultimate liability of this claim is not expected to have a material effect on our financial position, liquidity or capital resources.

As of July 28, 2018 and April 28, 2018, a customer was withholding $2,224 of payment claiming we did not perform to the customer's specifications. We believe we have performed to the agreed-upon written specifications, have strong contractual documentation to support our position, and a customer with wherewithal to pay. We believe that we will ultimately prevail in collections. Although our assessment of the loss is remote, a number of factors could change the outcome.

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

Warranties:  We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of product sold.  We estimate the costs which may be incurred under the contractual warranty obligations (assurance type warranty) and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly. For service-type warranty contracts, we allocate revenue to this performance obligation and recognize the revenue over time and costs as incurred.

We disclosed a warranty issue in Note 18 of our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 regarding a mechanical device failure within a module for displays. During the three months ended July 28, 2018 and July 29, 2017, we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $596 and $783, respectively. As of July 28, 2018, we had $1,314 remaining in accrued warranty obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements are nearing expiration for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the three months ended July 28, 2018 and July 29, 2017 consisted of the following:

	July 28, 2018	July 29, 2017
Beginning accrued warranty obligations	$29,953	$27,899
Warranties issued during the period	2,450	4,128
Settlements made during the period	(3,969)	(3,493)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	811	1,219
Ending accrued warranty obligations	$29,245	$29,753

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of July 28, 2018, we had outstanding letters of credit and surety bonds in the amount of $12,703 and $14,835, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, but are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $858 and $853 for the three months ended July 28, 2018 and July 29, 2017, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at July 28, 2018:

Fiscal years ending	Amount
2019	$2,117
2020	2,372
2021	2,047
2022	1,481
2023	248
Thereafter	295
$8,560

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of July 28, 2018, we were obligated under the following conditional and unconditional purchase commitments, which included $275 in conditional purchase commitments:

Fiscal years ending	Amount
2019	$4,016
2020	3,661
2021	2,051
2022	143
2023	113
Thereafter	267
$10,251

Note 12. Income Taxes

Our effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, and the base erosion anti-abuse tax. We recorded an effective tax rate benefit of 13.1 percent in the first quarter of 2019 as compared to an effective tax rate expense of 29.7 percent for the first quarter of fiscal 2018. The decrease in the effective tax rate is primarily due to projected tax credits in excess of our projected tax liability in conjunction with the decrease in the federal statutory tax rate pursuant to the U.S. Tax Cuts and Jobs Act (the "Tax Act").

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax is subject to fluctuation. As a result of the expiration of statutes of limitations, our fiscal years 2015, 2016, 2017, and 2018 are the remaining years open under statutes of limitations for federal and state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008.

As of July 28, 2018, we had $3,336 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Pursuant to Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The accounting for the deemed repatriation tax is provisional and incomplete due to continued guidance from the U.S. tax authority and our ongoing analysis of final year-end data and tax positions. This provisional estimate was included in our condensed consolidated financial statements as of July 28, 2018 and April 28, 2018. We did not make any measurement period adjustments during the first quarter of 2019. We expect to complete the analysis within the measurement period in accordance with SAB 118. Also, we have determined that we will recognize the Global Intangible Low Taxed Income (GILTI) as a period cost if, and when, incurred. As of July 28, 2018, undistributed earnings of our foreign subsidiaries were considered to have been reinvested indefinitely.

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

The fair values for fixed-rate long-term receivables are estimated using a discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported on our condensed consolidated balance sheets for long-term receivables approximate fair value and have been categorized as a Level 2 fair value measurement.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation applying interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations as reported on our condensed consolidated balance sheets within other long-term obligations approximates fair value and has been categorized as a Level 2 fair value measurement.

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 28, 2018 and April 28, 2018 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 28, 2018
Cash and cash equivalents	$15,915	$—	$—	$15,915
Restricted cash	26	—	—	26
Available-for-sale securities:
Certificates of deposit	—	6,189	—	6,189
U.S. Government securities	1,986	—	—	1,986
U.S. Government sponsored entities	—	14,971	—	14,971
Municipal bonds	—	4,206	—	4,206
Derivatives - asset position	—	145	—	145
Derivatives - liability position	—	(69)	—	(69)
Contingent liabilities	—	—	(2,309)	(2,309)
	$17,927	$25,442	$(2,309)	$41,060
Balance as of April 28, 2018
Cash and cash equivalents	$29,727	$—	$—	$29,727
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,669	—	8,669
U.S. Government securities	992	—	—	992
U.S. Government sponsored entities	—	19,949	—	19,949
Municipal bonds	—	4,912	—	4,912
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(236)	—	(236)
Contingent liabilities	—	—	(1,000)	(1,000)
	$30,747	$33,335	$(1,000)	$63,082

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the three months ended July 28, 2018 is as follows:

Contingent liability as of April 28, 2018	$1,000
Additions	1,316
Interest	8
Foreign currency translation	(15)
Contingent liabilities as of July 28, 2018	$2,309

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

Contingent liabilities: Consists of the fair value of a liability measured on an expected future payment relating to a business acquisition if future financial performance measures are achieved.  The contingent liabilities were calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of July 28, 2018 and April 28, 2018.  The unobservable inputs included management expectations and forecasts for business sales and profits performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed, or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change from $2,309 to $0 or increase in proportion to increased business performance from this estimate.  The contingent liabilities are presented in the "Current portion of other long-term obligations" and "Other long-term obligations" line items in our condensed consolidated balance sheets.

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

Other measurements using fair value: Some of our financial instruments, such as accounts receivable, long-term receivables, prepaid expense and other assets, contract assets and liabilities, accounts payable, warranty obligations, and other long-term obligations, are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Note 14. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of July 28, 2018 and April 28, 2018, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in "Other (expense) income, net" in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at July 28, 2018 and April 28, 2018 were as follows:

	July 28, 2018		April 28, 2018
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,147	4,242	1,081	1,400
U.S. Dollars/Canadian Dollars	2,539	3,313	2,165	2,819
U.S. Dollars/British Pounds	4,738	3,536	5,856	4,368
U.S. Dollars/Singapore Dollars	—	—	236	312
U.S. Dollars/Euros	(428)	(354)	(854)	(708)
U.S. Dollars/Swiss Franc	415	414	41	40
U.S. Dollars/Malaysian Ringgit	843	3,440	—	—

As of July 28, 2018, there was an asset and liability of $145 and $69, respectively, and as of April 28, 2018, there was an asset and liability of $41 and $236, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; and (xii.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Report. The preparation of these condensed financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation, goodwill impairment and contingencies. Our estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

OVERVIEW

We design, manufacture and sell a wide range of display systems to customers throughout the world.  We focus our sales and marketing efforts on markets, geographical regions and products.  Our five business segments consist of four domestic business units and the International business unit.  The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada. Disclosures related to our business segments are provided in "Note 5. Segment Reporting" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Outdoor installations sales can be impacted by outdoor weather conditions and the construction season. Our third fiscal quarter tends to be a slower quarter because it includes two holidays and generally less outdoor construction work occurs.

Our gross margins on uniquely configured orders tend to fluctuate more than limited configured orders.  Uniquely configured orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the over time method of recognizing revenues for uniquely configured orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

Our remaining performance obligations ("backlog") consist of contractually binding sales agreements or purchase orders for integrated electronic display systems and related products and excludes extended service agreements and service only orders. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security. As a result, certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog can fluctuate due to large order bookings and the timing and seasonality of net sales. Because order backlog fluctuates and may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.

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

We organize around customer segments and geographic regions as further described in "Note 5. Segment Reporting" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report. Each business segment also has unique key growth drivers and challenges.

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

The cost to manufacture and the selling prices of our products have decreased over time and are expected to continue to decrease in the future. As a result, each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. This price decline has been significant as a result of increased competition across all business units.

Our Annual Report discloses Risk Factors we face including exposure to geopolitical, economic, and social changes. For fiscal year 2019, while we remain optimistic about long-term growth in the digital display industry, the U.S. Administrative trade actions, including tariffs and sanctions, and related reactions and responses outside the U.S. is very dynamic.  This environment has created volatility, such as increases in pricing and demand of aluminum, electrical, and other components we use in the production of our products. We also expect some of the measures being contemplated by various governments will create market reactions, possibly having significant financial impact in future quarters.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 28, 2018 AND JULY 29, 2017

Net Sales

	Three Months Ended
(in thousands)	July 28, 2018	July 29, 2017	Dollar Change	Percent Change
Net sales:
Commercial	$30,569	$32,863	$(2,294)	(7.0)%
Live Events	49,472	77,612	(28,140)	(36.3)
High School Park and Recreation	28,120	28,479	(359)	(1.3)
Transportation	17,157	18,912	(1,755)	(9.3)
International	28,870	14,862	14,008	94.3
	$154,188	$172,728	$(18,540)	(10.7)%
Orders:
Commercial	$35,792	$29,937	$5,855	19.6%
Live Events	39,395	61,605	(22,210)	(36.1)
High School Park and Recreation	38,449	32,180	6,269	19.5
Transportation	21,916	9,269	12,647	136.4
International	24,058	20,090	3,968	19.8
	$159,610	$153,081	$6,529	4.3%

Commercial: The decrease in net sales for the three months ended July 28, 2018 compared to the same period one year ago was primarily due to the timing of large custom projects in the spectacular niche and lower order volumes in the on-premise niche.

The increase in orders for the three months ended July 28, 2018 compared to the same period one year ago was the net result of volatility in order timing of large custom projects in the spectacular niche. Orders in the on-premise niche and OOH niche remained relatively flat year over year.

Live Events:  The decrease in net sales for the three months ended July 28, 2018 compared to the same period one year ago was primarily due to the size and timing of large contracts for arenas, professional sports, and colleges and universities. During the first quarter of fiscal 2018, we recognized more than $23 million in sales on four projects, with no similar sized projects in the first quarter of fiscal 2019.

Orders decreased for the three months ended July 28, 2018 compared to the same period one year ago due to the decreased number of projects in professional sports and college and universities venues and due to an order cancellation. During the first quarter of fiscal 2018, we were awarded seven projects each valued at over $2 million as compared to only two projects each valued at over $2 million in the first quarter of fiscal 2019.

High School Park and Recreation: Net sales for the three months ended July 28, 2018 compared to the same period one year ago remained relatively flat.

Orders increased for the three months ended July 28, 2018 compared to the same period one year ago due to overall strong market demand and an increase in projects for larger video systems.

Transportation: The decrease in net sales for the three months ended July 28, 2018 compared to the same period one year ago was primarily due to variability of large order production timing caused by customer project schedules.

Orders for the three months ended July 28, 2018 compared to the same period one year ago increased primarily due to variability caused by large order timing.

International:  Net sales for the three months ended July 28, 2018 compared to the same period one year ago increased primarily due to timing of recognizing revenue on transportation, spectacular and sports stadium projects.

Orders increased for the three months ended July 28, 2018 compared to the same period one year ago primarily due to increased demand for global OOH niche customers and professional sports stadiums and the related variability of timing caused by large projects.

Product Order Backlog

The product order backlog as of July 28, 2018 was $177 million as compared to $184 million as of July 29, 2017 and $171 million at the end of the fourth quarter of fiscal 2018.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of July 28, 2018 increased from July 29, 2017 in our Commercial, High School Park and Recreation, Transportation and International business units and decreased in our Live Event business unit.

Gross Profit

	Three Months Ended
	July 28, 2018		July 29, 2017
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$6,894	22.6%	$8,268	25.2%
Live Events	10,233	20.7	17,054	22.0
High School Park and Recreation	9,502	33.8	10,351	36.3
Transportation	5,451	31.8	6,945	36.7
International	6,167	21.4	2,028	13.6
	$38,247	24.8%	$44,646	25.8%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended July 28, 2018 compared to the same period one year ago was primarily due to lower sales volumes over relatively fixed infrastructure costs, partly offset by lower warranty expenses. Total warranty as a percent of sales decreased to 2.5% for the three months ended July 28, 2018 as compared to 3.0% during the three months ended July 29, 2017. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended July 28, 2018 compared to the same period one year ago was due to a change in sales mix.

Live Events: The gross profit percent decrease for the three months ended July 28, 2018 compared to the same period one year ago was due to lower sales volumes over relatively fixed infrastructure costs, partly offset by lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease for the three months ended July 28, 2018 as compared to the same period one year ago was primarily due to a change in sales mix.

Transportation:  The gross profit percent decrease for the three months ended July 28, 2018 compared to the same period one year ago was primarily due to lower sales volumes over relatively fixed infrastructure costs and a change in sales mix.

International:  The gross profit percent increase for the three months ended July 28, 2018 compared to the same period one year ago was primarily the result of higher sales volumes over relatively fixed infrastructure costs and lower warranty expenses.

Contribution Margin

	Three Months Ended
	July 28, 2018			July 29, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$2,474	8.1%	(30.8)%	$3,573	10.9%
Live Events	6,985	14.1	(49.2)	13,737	17.7
High School Park and Recreation	6,552	23.3	(15.4)	7,747	27.2
Transportation	4,295	25.0	(27.3)	5,908	31.2
International	1,563	5.4	(224.2)	(1,258)	(8.5)
	$21,869	14.2%	(26.4)%	$29,707	17.2%

Contribution margin is comprised of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit contribution margin is as follows:

Selling expense in our Commercial, Live Events, High School Park and Recreation, and Transportation business units for the first quarter of fiscal 2019 remained relatively flat compared to the same quarter a year ago. Selling expense in our International business unit increased in the first quarter of fiscal 2019 compared to the same quarter a year ago due to third-party commissions and increased personnel expenses.

Other Operating Expenses

	Three Months Ended
	July 28, 2018			July 29, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,537	5.5%	(4.5)%	$8,935	5.2%
Product design and development	$9,292	6.0%	2.7%	$9,047	5.2%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the first quarter of fiscal 2019 decreased as compared to the same period one year ago primarily due to decreases in professional fees and information technology software and hardware expenses.

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

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, materials costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.

Product design and development expenses in the first quarter of fiscal 2019 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product design and development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we expect similar level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2019 as compared to fiscal 2018.

Other Income and Expenses

	Three Months Ended
	July 28, 2018			July 29, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$158	0.1%	26.4%	$125	0.1%
Other (expense) income, net	$(154)	(0.1)%	(206.2)%	$145	0.1%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

The change in interest income, net for the first quarter of fiscal 2019 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and changes in investing and financing activities.

Other (expense) income, net:  The change in other income and expense, net for the first quarter of fiscal 2019 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate benefit was 13.1 percent for the first quarter of fiscal 2019 as compared to an effective tax rate expense of 29.7 percent for the first quarter of fiscal 2018. Our effective tax rate decreased primarily as a result of the U.S. Tax Cuts and Jobs Act, which decreased the United States federal corporate tax rate from 35 percent to 21 percent, as well as the impact of projected tax credits in excess of our projected tax liability.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 28, 2018	July 29, 2017	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,260)	$(4,907)	109.1%
Investing activities	(102)	3,007	(103.4)
Financing activities	(3,522)	(3,901)	(9.7)
Effect of exchange rate changes on cash	70	52	34.6
Net decrease in cash, cash equivalents and restricted cash	$(13,814)	$(5,749)	140.3%

Net cash used in operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $10.3 million for the first three months of fiscal 2019 compared to net cash used in operating activities of $4.9 million in the first three months of fiscal 2018. The $5.4 million decrease in cash from operating activities from the first three months of fiscal 2018 to the first three months of fiscal 2019 was the net result of changes in net operating assets and liabilities of $1.4 million, a $0.1 million gain on the sale of property, equipment and other assets, $0.1 million in deferred income taxes, and a $3.9 million decrease in net income, adjusted by an increase of $0.1 million in other non-cash items, net.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	July 28, 2018	July 29, 2017
(Increase) decrease:
Accounts receivable	$(23,504)	$(22,035)
Long-term receivables	381	488
Inventories	(4,025)	(7,878)
Contract assets	(10,480)	(9,952)
Prepaid expenses and other current assets	1,108	696
Income tax receivables	(926)	295
Investment in affiliates and other assets	134	104
Increase (decrease):
Current marketing obligations and other payables	1,380	(638)
Accounts payable	1,217	4,732
Contract liabilities	12,126	9,176
Accrued expenses	4,294	2,333
Warranty obligations	(420)	507
Long-term warranty obligations	(282)	1,347
Income taxes payable	(122)	1,644
Long-term marketing obligations and other payables	(825)	601
	$(19,944)	$(18,580)

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports markets.

Net cash (used in) provided by investing activities: Net cash used in investing activities totaled $0.1 million in the first three months of fiscal 2019 compared to net cash provided by operating activities of $3.0 million in the first three months of fiscal 2018. The change in the amount of cash used in investing activities was the result of a net decrease in marketable securities of $0.4 million in the first three months of fiscal 2019 as compared to the first three months of fiscal 2018. Purchases of property and equipment totaled $4.7 million in the first three months of fiscal 2019 compared to $4.1 million in the first three months of fiscal 2018. During the first three months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $3.5 million for the three months ended July 28, 2018 compared to $3.9 million in the same period one year ago. Principal payments on long-term obligations for the three months ended July 28, 2018 was $0.5 million compared to $1.0 million during the first three months of fiscal 2018, which was mostly related to a contingent liability payment. Dividends of $3.1 million, or $0.07 per share, were paid to Daktronics shareholders during the first three months of fiscal 2019, as compared to dividends of $3.1 million, or $0.07 per share, paid to Daktronics shareholders during the first three months of fiscal 2018.

Other Liquidity and Capital Resources Discussion: We had $6.8 million of retainage on long-term contracts included in receivables and contract assets as of July 28, 2018, which we expect to collect within one year.

Working capital was $132.9 million and $132.8 million at July 28, 2018 and April 28, 2018, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

We have used and expect to continue to use cash balances to meet our short-term working capital requirements.  On large product orders, the time between order acceptance and project completion may extend up to and exceed 12 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these product orders.  To the extent these payments are not sufficient to fund the costs and other expenses associated with these orders, we use working capital and bank borrowings to finance these cash requirements.

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 3.5 percent at July 28, 2018.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of July 28, 2018, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $11.5 million.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal year.  The ratio is equal to (a) EBITDA minus the sum of dividends or other distributions (unless the bank approves), share repurchases, a maintenance capital expenditure reserve in the amount of $6.0 million, and income tax to (b) all principal and interest payments with respect to indebtedness, excluding principal payments on the line of credit; and

•	A ratio of funded debt, excluding any marketing obligations, to EBITDA of less than 1 to 1 at the end of any fiscal quarter.

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $55.0 million. The interest rate is equal to LIBOR plus 1.5 percent. As of July 28, 2018, there were no advances outstanding under the loan agreement and approximately $1.2 million in bank guarantees under this line of credit.

As of July 28, 2018, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 28, 2018:

Date Declared	Record Date	Payment Date	Amount per Share
May 31, 2018	June 11, 2018	June 21, 2018	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At July 28, 2018, we had $14.8 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $20.0 million for fiscal 2019 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

We believe our working capital available from all sources will be adequate to meet the cash requirements of our operations in the foreseeable future. If our growth extends beyond current expectations, profitability does not continue, or if we make any strategic investments, we may need to increase our credit facilities or seek other means of financing.  We anticipate we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources, although this availability cannot be guaranteed.

Off-Balance Sheet Arrangements and Contractual Obligations

There has been no material change in our off-balance sheet arrangements and contractual obligations since the fiscal year ended April 28, 2018. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018. In the first quarter of fiscal 2019, we adopted new revenue recognition guidance, as described in "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2018.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, Brazilian reais or other currencies.  For the three months ended July 28, 2018, 21.1 percent of net sales were derived in currencies other than U.S. dollars. We have expenses in currencies other than U.S. dollars relating to our sales, service, and manufacturing operations. The cost of raw materials derived from international sources can be impacted by fluctuations in foreign currency. We have foreign currency cash accounts to operate our global business. These accounts are also impacted by changes in foreign currency rates. As of July 28, 2018, we had $7.6 million denominated in currencies other than the U.S. dollar.

If we believe currency risk in any foreign location or specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  The notional amount of the foreign currency agreements as of July 28, 2018 was $11.3 million, and all contracts mature within 14 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 14. Derivative Financial Instruments" of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report for further details.

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

Interest Rate Risks

Our exposure to market rate risk for changes in interest rates relates primarily to our marketing obligations and long-term accounts receivable.  As of July 28, 2018, our outstanding marketing obligations were $0.4 million, all of which were in fixed rate obligations.

In connection with the sale of certain display systems, we have entered into various types of financing with customers.  The aggregate amounts due from customers include an imputed interest element.  The majority of these financings carry fixed rates of interest.  As of July 28, 2018, our outstanding long-term receivables were $3.0 million.  Each 25 basis point increase in interest rates would have an associated immaterial annual opportunity cost.

The following table provides maturities and weighted average interest rates on our financial instruments sensitive to changes in interest rates.

	Fiscal Years (dollars in thousands)
	2019	2020	2021	2022	2023	Thereafter
Assets:
Long-term receivables, including current maturities:
Fixed-rate	$1,288	$840	$450	$341	$42	$26
Average interest rate	8.6%	8.5%	8.5%	9.0%	9.0%	9.0%
Liabilities:
Long- and short-term debt:
Fixed-rate	$1,516	$1,064	$325	$325	$—	$—
Average interest rate	3.2%	3.1%	5.0%	5.0%	—%	—%
Long-term marketing obligations, including current portion:
Fixed-rate	$267	$110	$10	$—	$—	$—
Average interest rate	9.0%	9.0%	9.0%	—%	—%	—%

Of our $15.9 million in cash balances at July 28, 2018, $8.3 million were denominated in U.S. dollars, of which $4.4 million was held by our foreign subsidiaries.  At July 28, 2018, we had an additional $7.6 million in cash balances denominated in foreign currencies, of which $6.2 million were maintained in accounts of our foreign subsidiaries.  A portion of the cash held in foreign accounts is used to collateralize outstanding bank guarantees issued by our foreign subsidiaries.

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

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 28, 2018, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 28, 2018, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 28, 2018, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 28, 2018.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended July 28, 2018, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 24, 2018

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended July 28, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.