Form 10-Q
period 2018-10-27
DAKTRONICS INC /SD/
filed 2018-11-26
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2018

or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 21, 2018 was 44,860,543.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 27, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	October 27, 2018	April 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,557	$29,727
Restricted cash	26	28
Marketable securities	31,721	34,522
Accounts receivable, net	92,194	77,387
Inventories	69,529	75,335
Contract assets	30,633	30,968
Current maturities of long-term receivables	1,305	1,752
Prepaid expenses and other current assets	8,172	9,029
Income tax receivables	6,015	5,385
Total current assets	275,152	264,133

Property and equipment, net	69,470	68,059
Long-term receivables, less current maturities	1,348	1,641
Goodwill	8,053	8,264
Intangibles, net	6,101	3,682
Investment in affiliates and other assets	5,623	5,091
Deferred income taxes	7,939	7,930
Total non-current assets	98,534	94,667
TOTAL ASSETS	$373,686	$358,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,764	$48,845
Contract liabilities	47,198	39,379
Accrued expenses	29,717	27,445
Warranty obligations	13,009	13,891
Current portion of other long-term obligations	1,106	1,088
Income taxes payable	272	660
Total current liabilities	138,066	131,308

Long-term warranty obligations	15,709	16,062
Long-term contract liabilities	8,520	7,475
Other long-term obligations, less current portion	2,420	2,285
Long-term income taxes payable	3,623	3,440
Deferred income taxes	611	614
Total long-term liabilities	30,883	29,876

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	October 27, 2018	April 28, 2018
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,031,769 and 44,779,534 shares issued and outstanding at October 27, 2018 and April 28, 2018, respectively	55,608	54,731
Additional paid-in capital	41,345	40,328
Retained earnings	114,033	107,105
Treasury Stock, at cost, 303,957 shares at October 27, 2018 and April 28, 2018, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(4,415)	(2,714)
TOTAL SHAREHOLDERS' EQUITY	204,737	197,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$373,686	$358,800

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net sales	$172,692	$169,309	$326,880	$342,037
Cost of sales	129,935	126,705	245,876	254,787
Gross profit	42,757	42,604	81,004	87,250

Operating expenses:
Selling	16,125	15,350	32,503	30,289
General and administrative	8,574	8,868	17,111	17,803
Product design and development	9,039	8,948	18,331	17,995
	33,738	33,166	67,945	66,087
Operating income	9,019	9,438	13,059	21,163

Nonoperating income (expense):
Interest income	188	151	385	362
Interest expense	(2)	(47)	(41)	(133)
Other (expense) income, net	(66)	(87)	(220)	58

Income before income taxes	9,139	9,455	13,183	21,450
Income tax expense	533	2,323	3	5,889
Net income	$8,606	$7,132	$13,180	$15,561

Weighted average shares outstanding:
Basic	44,780	44,412	44,717	44,345
Diluted	44,950	44,679	44,994	44,696

Earnings per share:
Basic	$0.19	$0.16	$0.29	$0.35
Diluted	$0.19	$0.16	$0.29	$0.35

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017

Net income	$8,606	$7,132	$13,180	$15,561

Other comprehensive (loss) income:
Cumulative translation adjustments	(555)	(20)	(1,694)	1,061
Unrealized gain (loss) on available-for-sale securities, net of tax	6	(26)	(7)	(33)
Total other comprehensive (loss) income, net of tax	(549)	(46)	(1,701)	1,028
Comprehensive income	$8,057	$7,086	$11,479	$16,589

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net income	—	—	4,574	—	—	4,574
Cumulative translation adjustments	—	—	—	—	(1,139)	(1,139)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(13)	(13)
Share-based compensation	—	651	—	—	—	651
Exercise of stock options	57	—	—	—	—	57
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,121)	—	—	(3,121)
Balance as of July 28, 2018	55,608	40,979	108,558	(1,834)	(3,866)	199,445
Net income	—	—	8,606	—	—	8,606
Cumulative translation adjustments	—	—	—	—	(555)	(555)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	6	6
Share-based compensation	—	612	—	—	—	612
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Dividends declared ($0.07 per share)	—	—	(3,131)	—	—	(3,131)
Balance as of October 27, 2018	$55,608	$41,345	$114,033	$(1,834)	$(4,415)	$204,737

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2017	$52,530	$38,004	$113,967	$(1,834)	$(4,381)	$198,286
Net income	—	—	8,429	—	—	8,429
Cumulative translation adjustments	—	—	—	—	1,081	1,081
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Share-based compensation	—	673	—	—	—	673
Exercise of stock options	211	—	—	—	—	211
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,094)	—	—	(3,094)
Balance as of July 29, 2017	53,561	38,677	119,302	(1,834)	(3,307)	206,399
Net income	—	—	7,132	—	—	7,132
Cumulative translation adjustments	—	—	—	—	(20)	(20)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(26)	(26)
Share-based compensation	—	668	—	—	—	668
Exercise of stock options	301	—	—	—	—	301
Tax payments related to RSU issuances	—	(311)	—	—	—	(311)
Dividends declared ($0.07 per share)	—	—	(3,104)	—	—	(3,104)
Balance as of October 28, 2017	$53,862	$39,034	$123,330	$(1,834)	$(3,353)	$211,039

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 27, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,180	$15,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,300	8,902
Gain on sale of property, equipment and other assets	(93)	(1,221)
Share-based compensation	1,263	1,341
Contingent consideration adjustment	(956)	—
Equity in loss of affiliate	265	191
Provision for doubtful accounts	51	(21)
Deferred income taxes, net	(85)	81
Change in operating assets and liabilities	(368)	(15,496)
Net cash provided by operating activities	22,557	9,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,833)	(7,735)
Proceeds from sales of property, equipment and other assets	182	2,000
Purchases of marketable securities	(9,209)	—
Proceeds from sales or maturities of marketable securities	12,034	10,802
Purchases of equity investment	(854)	(607)
Acquisitions, net of cash acquired	(2,250)	—
Net cash (used in) provided by investing activities	(9,930)	4,460

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	511
Principal payments on long-term obligations	(431)	(1,027)
Dividends paid	(6,252)	(6,197)
Tax payments related to RSU issuances	(246)	(311)
Net cash used in financing activities	(6,872)	(7,024)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	73	113
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,828	6,887

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29,755	32,839
End of period	$35,583	$39,726

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$84	$134
Income taxes, net of refunds	954	6,934

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$97	$48
Purchase of property and equipment included in accounts payable	2,348	1,312
Contributions of common stock under the ESPP	820	820

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 27, 2018 and October 28, 2017, contained operating results for 26 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	October 27, 2018	October 28, 2017
Cash and cash equivalents	$35,557	$39,699
Restricted cash	26	27
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$35,583	$39,726

Recent Accounting Pronouncements

New Accounting Standards Adopted

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted ASU 2016-16 during the first quarter of fiscal 2019. The adoption of ASU 2016-16 did not have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to give further guidance to revenue recognition matters. ASU 2014-09 and related guidance supersedes revenue recognition requirements under FASB Accounting Standards Codification ("ASC") Topic 605 and related industry specific revenue recognition guidance. This new standard defines a comprehensive revenue recognition model, requiring a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. It defines a five-step process to achieve this core principle and allows companies to use more judgment and make more estimates than under current guidance and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. It provides guidance on transition requirements.

We adopted ASU 2014-09 and its related guidance under the modified retrospective method during the first quarter of fiscal 2019 by applying the guidance to all open contracts at the adoption date. We completed our evaluation of our revenue arrangements under the new standard and determined that the adoption did not materially change the timing or amount of revenue recognized, primarily based upon our assessment of "point in time" and "over time" revenue recognition. No adjustment to beginning retained earnings was recorded, and we have made additional disclosures related to revenue from contracts with customers as required by the new standard upon adoption. See "Note 4. Revenue Recognition" for more information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and will require adoption on a modified retrospective basis.

We plan to adopt this new standard in the first quarter of fiscal 2020.  We are still reviewing the new standard and recent updates published by FASB.  Our preliminary assumptions suggest we will likely adopt certain practical expedients, including the lookback option, and not change historical conclusions related to (1) contracts that contain leases, (2) existing lease classification, and (3) initial direct costs.  We are continuing to evaluate the effect that adopting these ASUs will have on our condensed consolidated financial statements and related disclosures but at this time do not think the adoption will have a material impact on our financial statements.

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

The aggregate amount of investments accounted for under the equity method was $4,236 and $3,647 at October 27, 2018 and April 28, 2018, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the six months ended October 27, 2018 and October 28, 2017, our share of the losses of our affiliates was $265 and $191, respectively.

The aggregate amount of investments accounted for under the cost method was $42 at October 27, 2018 and April 28, 2018, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 27, 2018 and October 28, 2017:

	Net income	Shares	Per share income
For the three months ended October 27, 2018
Basic earnings per share	$8,606	44,780	$0.19
Dilution associated with stock compensation plans	—	170	—
Diluted earnings per share	$8,606	44,950	$0.19
For the three months ended October 28, 2017
Basic earnings per share	$7,132	44,412	$0.16
Dilution associated with stock compensation plans	—	267	—
Diluted earnings per share	$7,132	44,679	$0.16
For the six months ended October 27, 2018
Basic earnings per share	$13,180	44,717	$0.29
Dilution associated with stock compensation plans	—	277	—
Diluted earnings per share	$13,180	44,994	$0.29
For the six months ended October 28, 2017
Basic earnings per share	$15,561	44,345	$0.35
Dilution associated with stock compensation plans	—	351	—
Diluted earnings per share	$15,561	44,696	$0.35

Options outstanding to purchase 2,377 shares of common stock with a weighted average exercise price of $9.94 for the three months ended October 27, 2018 and 1,303 shares of common stock with a weighted average exercise price of $13.08 for the three months ended October 28, 2017 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,129 shares of common stock with a weighted average exercise price of $10.15 for the six months ended October 27, 2018 and 1,312 shares of common stock with a weighted average exercise price of $13.08 for the six months ended October 28, 2017 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition

Our accounting policies and estimates as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606), are as follows:

Contracts are identified and follow the revenue recognition policies when: we have evidence all parties to the contract have approved the contract and are committed to perform their respective obligations, we can identify each party’s rights regarding the goods or services to be transferred, we can identify the payment terms for the goods or services to be transferred, the contract has commercial substance, and it is probable we will collect substantially all of the consideration to which we would be entitled in exchange for the goods or services.

Precontract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Precontract costs directly associated with anticipated contracts expected to be recoverable include $359 and $217 as of October 27, 2018 and April 28, 2018, respectively. These are included in Inventories on the Consolidated Balance Sheet.

At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on their own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation as we are providing goods and services with the same patterns of transfer, that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for those warranties that extend beyond typical terms and include other services ("service-type warranty") as a separate performance obligation.

Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which includes subcontracted work, we maintain the responsibility and risks and consider ourselves the principal and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See "Note 11. Receivables" for amounts recorded in long-term receivables.

When separate performance obligations are identified, we allocate the transaction price to the individual performance obligation based on the best evidence and method we judge as faithfully depicting the value of the performance obligation. We allocate revenue to each performance obligation on the relative the standalone selling price basis, when the standalone selling price is available. Many of our contracts are bundled and we do not have separate selling prices for each performance obligation, therefore, we primarily use the cost plus a margin approach to allocate the relative transaction price to identified performance obligations as it is the best representative of our pricing methods.

Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time, set milestone payments specific to the project, are scheduled for performance-based payments, or are set time-based payment(s). Variability in contract assets and contract liabilities ("Net over/under billings") relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.

Significant judgments and estimates are used in our revenue policies. Throughout the revenue cycle, we evaluate contractual evidence, monitor our performance, evaluate variable consideration changes, update estimated costs to complete cost-to-cost projects, and obtain evidence of deliveries or other control change evidence for appropriate and consistent revenue recognition. We maintain internal policies and procedures to provide guidance for those involved in recording revenue. We monitor for changes in our business sales practices and customer interactions to capture the appropriate types of performance obligations and adjust for any change in control terms and conditions.

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

We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporates individual goods and services into a combined output or system, often times the system is customized or significantly modified to the customers' desired configurations and location, and the interrelated goods and services provide utility to the customers as a package.

Revenue for uniquely configured (custom) or integrated systems is recognized over time. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. Sales and profits are recognized over time following the cost-to-cost input method measured by the percentage of costs incurred to date as compared to estimated total costs for each contract. The cost-to-cost input method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management, and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.

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

Limited configuration (standard systems) and after-sale parts contracts: Limited configured (standard systems) or after-sale parts contracts with limited or no configuration or limited integration are recognized as distinct individual performance obligations when material or when not distinct, we combine into one performance obligation the goods and/or services with each other until the bundle of goods or services are distinct. For standard display purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts.

Revenue is recognized at a point in time when title or control passes, or over time as services are performed. When fulfilling limited configuration performance obligations, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, we have alternative use for the performance obligation and recognize revenue upon our substantial completion and at the point in time we estimate control has transferred to the customer. When limited configured single performance obligations are more service-type (i.e., installation and integration services), we recognize revenue over time using the cost-to-cost input method, which is the most faithful depiction of the customer obtaining control and benefits from the work performed.

Services and other: Services sold on a stand-alone basis or after the initial system sale include performance obligations such as event support, control room design, on-site training, equipment service, service-type warranties, technical support, software sold as a service, and other immaterial revenue streams. These are contracted with a customer generally per service event or service type on a stand-alone basis. Services and other are recognized as net sales when the services are performed, and control is transferred to the customer at a point in time when title or control passes or over time as services are performed and for time-based "stand ready to perform" type obligations. We use professional judgment to determine control transfer. If we have the right to consideration from a customer that directly corresponds with the value of our performance (where we bill a fixed amount for each hour of service provided), we recognize revenue related to the work completed.

Software: Revenues from software license fees on sales, other than uniquely configured type contracts, are recognized when delivery of the product has occurred. Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term, and revenue is recognized pro-rata over the term of the engagement.

Shipping and handling costs: Shipping and handling costs collected from our customers in connection with our sales are recorded as revenue. We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Warranty: Our warranty offerings are described in "Note 12. Commitments and Contingencies."

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 27, 2018
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$11,426	$38,283	$6,671	$10,427	$10,776	$77,583
Limited configuration	31,385	11,467	24,381	7,195	9,851	84,279
Service and other	3,258	5,349	528	455	1,240	10,830
	$46,069	$55,099	$31,580	$18,077	$21,867	$172,692
Timing of revenue recognition
Goods/services transferred at a point in time	$31,896	$12,558	$22,060	$7,267	$10,126	$83,907
Goods/services transferred over time	14,173	42,541	9,520	10,810	11,741	88,785
	$46,069	$55,099	$31,580	$18,077	$21,867	$172,692

	Six Months Ended October 27, 2018
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$14,475	$77,204	$15,614	$20,045	$26,992	$154,330
Limited configuration	55,252	17,285	42,928	14,278	20,629	150,372
Service and other	6,911	10,082	1,158	911	3,116	22,178
	$76,638	$104,571	$59,700	$35,234	$50,737	$326,880
Timing of revenue recognition
Goods/services transferred at a point in time	$56,479	$19,360	$39,058	$14,499	$21,662	$151,058
Goods/services transferred over time	20,159	85,211	20,642	20,735	29,075	175,822
	$76,638	$104,571	$59,700	$35,234	$50,737	$326,880

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

The following table reflects the changes in our contract assets and liabilities:

	October 27, 2018	April 28, 2018	Dollar Change	Percent Change
Contract assets	$30,633	$30,968	$(335)	(1.1)%
Contract liabilities - current	47,198	39,379	7,819	19.9
Contract liabilities - noncurrent	8,520	7,475	1,045	14.0

The decrease in our contract assets and increase in contract liabilities from April 28, 2018 to October 27, 2018 was due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of accounts receivable or contract assets for the year.

During the six months ended October 27, 2018, we recognized revenue of $30,667 related to our contract liabilities as of April 28, 2018.

Remaining performance obligations
As of October 27, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $201,955. We expect approximately $167,857 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $150,123 and $51,832, respectively. Although remaining performance obligations reflects business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance as appropriate.

Note 5. Segment Reporting

We have organized and manage our business by five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units. We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. We exclude general and administration expense, product design and development expense, non-operating income and expense and income tax expense in the segment analysis. Separate financial information is available and regularly evaluated by our chief operating decision-maker (CODM), the president and chief executive officer, in making resource allocation decisions for our segments.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net sales:
Commercial	$46,069	$34,377	$76,638	$67,240
Live Events	55,099	68,653	104,571	146,265
High School Park and Recreation	31,580	29,660	59,700	58,139
Transportation	18,077	16,476	35,234	35,388
International	21,867	20,143	50,737	35,005
	172,692	169,309	326,880	342,037

Gross profit:
Commercial	11,757	5,271	18,651	13,539
Live Events	12,312	16,255	22,545	33,309
High School Park and Recreation	9,759	10,553	19,261	20,904
Transportation	6,140	6,181	11,591	13,126
International	2,789	4,344	8,956	6,372
	42,757	42,604	81,004	87,250

Contribution margin: (1)
Commercial	7,050	602	9,524	4,176
Live Events	8,918	12,854	15,903	26,590
High School Park and Recreation	6,706	7,810	13,258	15,557
Transportation	4,991	5,079	9,286	10,987
International	(1,033)	909	530	(349)
	26,632	27,254	48,501	56,961

Non-allocated operating expenses:
General and administrative	8,574	8,868	17,111	17,803
Product design and development	9,039	8,948	18,331	17,995
Operating income	9,019	9,438	13,059	21,163

Nonoperating income (expense):
Interest income	188	151	385	362
Interest expense	(2)	(47)	(41)	(133)
Other (expense) income, net	(66)	(87)	(220)	58

Income before income taxes	9,139	9,455	13,183	21,450
Income tax expense	533	2,323	3	5,889
Net income	$8,606	$7,132	$13,180	$15,561

Depreciation and amortization:
Commercial	$1,236	$1,544	$2,414	$3,078
Live Events	1,334	1,196	2,506	2,434
High School Park and Recreation	517	422	960	844
Transportation	277	285	551	579
International	723	270	1,423	551
Unallocated corporate depreciation	725	725	1,446	1,416
	$4,812	$4,442	$9,300	$8,902
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net sales:
United States	$146,377	$145,034	$268,074	$300,472
Outside United States	26,315	24,275	58,806	41,565
	$172,692	$169,309	$326,880	$342,037

	October 27, 2018	April 28, 2018
Property and equipment, net of accumulated depreciation:
United States	$61,665	$61,206
Outside United States	7,805	6,853
	$69,470	$68,059

We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10% or more of net sales; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.

We have numerous raw material and component suppliers, and no supplier accounts for 10% or more of our cost of sales; however, we have a number of single-source suppliers that could limit our supply or cause delays in obtaining raw material and components needed in manufacturing.

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss on the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 27, 2018, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of October 27, 2018 and April 28, 2018, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of October 27, 2018
Certificates of deposit	$5,196	$—	$5,196
U.S. Government securities	7,240	(9)	7,231
U.S. Government sponsored entities	16,090	(104)	15,986
Municipal bonds	3,322	(14)	3,308
	$31,848	$(127)	$31,721
Balance as of April 28, 2018
Certificates of deposit	$8,669	$—	$8,669
U.S. Government securities	999	(7)	992
U.S. Government sponsored entities	20,072	(123)	19,949
Municipal bonds	4,936	(24)	4,912
	$34,676	$(154)	$34,522

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the six months ended October 27, 2018 and October 28, 2017, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of October 27, 2018 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$2,479	$2,717	$5,196
U.S. Government securities	6,240	991	7,231
U.S. Government sponsored entities	11,157	4,829	15,986
Municipal bonds	2,961	347	3,308
	$22,837	$8,884	$31,721

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

Note 8. Sale of Non-Digital Division Assets

In September 2017, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which is included in cost of sales in the International business unit during the second quarter of fiscal 2018. No gain was recorded in the three or six months ended October 27, 2018.

Note 9. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 27, 2018 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 28, 2018	$2,295	$3,344	$67	$2,558	$8,264
Foreign currency translation	(6)	(40)	(6)	(159)	(211)
Balance as of October 27, 2018	$2,289	$3,304	$61	$2,399	$8,053

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We perform our annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. The result of the analysis indicated no goodwill impairment existed for our third quarter in fiscal 2018, which began on October 30, 2017. We are currently in the process of completing this annual analysis based on the goodwill amount as of the first business day of our third quarter of fiscal 2019, which began on October 29, 2018.

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

Note 10. Selected Financial Statement Data

Inventories consisted of the following:

	October 27, 2018	April 28, 2018
Raw materials	$27,693	$30,570
Work-in-process	8,075	8,645
Finished goods	33,761	36,120
	$69,529	$75,335

Property and equipment, net consisted of the following:

	October 27, 2018	April 28, 2018
Land	$2,178	$2,161
Buildings	67,834	67,773
Machinery and equipment	97,437	93,439
Office furniture and equipment	6,073	5,878
Computer software and hardware	54,982	53,004
Equipment held for rental	287	287
Demonstration equipment	7,004	7,035
Transportation equipment	7,667	7,632
	243,462	237,209
Less accumulated depreciation	173,992	169,150
	$69,470	$68,059

Note 11. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,236 and $2,151 at October 27, 2018 and April 28, 2018, respectively. Included in accounts receivable as of October 27, 2018 and April 28, 2018 was $2,013 and $964, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding 12 months and sales-type leases.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $2,653 and $3,393 as of October 27, 2018 and April 28, 2018, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 9.0 percent are due in varying annual installments through 2024.  The face amount of long-term receivables was $2,929 as of October 27, 2018 and $3,733 as of April 28, 2018.

Note 12. Commitments and Contingencies

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

As of October 27, 2018 and April 28, 2018, we recorded a liability and related other receivable of $1,529 and $1,904 for a net claim from a customer against work performed by one of our subcontractors during installation which damaged our customer's property. The amount recorded is for probable and reasonably estimated cost to remediate the damage. Our subcontractor has full insurance for such matters, we have claims to a performance bond as additional collateral, and we carry insurance to cover such matters. In the opinion of management, the ultimate liability of this claim is not expected to have a material effect on our financial position, liquidity or capital resources.

As of October 27, 2018 and April 28, 2018, a customer was withholding $2,224 of payment claiming we did not perform to the customer's specifications. We believe we have performed to the agreed-upon written specifications, have strong contractual documentation to support our position, and a customer with wherewithal to pay. We believe that we will ultimately prevail in collections. Although our assessment of the loss is remote, a number of factors could change the outcome.

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that any material loss would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings or claims to have a material effect on our financial position, liquidity or capital resources.

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

We disclosed a warranty issue in Note 18 of our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 regarding a mechanical device failure within a module for displays. During the six months ended October 27, 2018 and October 28, 2017, we recognized warranty expense for probable and reasonably estimated costs to remediate this issue of $1,335 and $3,439, respectively. As of October 27, 2018, we had $1,301 remaining accrued warranty and maintenance agreement obligations for the estimate of probable future claims related to this issue. Although many of our contractual warranty arrangements have expired for products with this issue, we may incur additional discretionary costs to maintain customer relationships or for higher than expected failure rates. Accordingly, it is possible that the ultimate cost to resolve this matter may increase and be materially different from the amount of the current estimate and accrual.

Changes in our warranty obligation for the six months ended October 27, 2018 consisted of the following:

October 27, 2018
Beginning accrued warranty obligations	$29,953
Warranties issued during the period	4,838
Settlements made during the period	(9,201)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	3,128
Ending accrued warranty obligations	$28,718

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of October 27, 2018, we had outstanding letters of credit and surety bonds in the amount of $11,936 and $5,218, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms, but are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022, and it contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $1,724 and $1,715 for the six months ended October 27, 2018 and October 28, 2017, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at October 27, 2018:

Fiscal years ending	Amount
2019	$1,611
2020	2,770
2021	2,398
2022	1,646
2023	249
Thereafter	296
$8,970

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of October 27, 2018, we were obligated under the following conditional and unconditional purchase commitments, which included $250 in conditional purchase commitments:

Fiscal years ending	Amount
2019	$1,782
2020	3,918
2021	2,051
2022	143
2023	113
Thereafter	266
$8,273

Note 13. Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. We recorded an effective tax rate expense of 5.8 percent and 0.0 percent for the three and six months ended October 27, 2018, respectively, and an effective tax rate expense of 24.6 percent and 27.5 percent for the three and six months ended October 28, 2017, respectively. The decreases in the effective tax rates, as compared to the same prior year period, are due to tax credits proportionate to pre-tax book income, and a decrease in the federal statutory tax rate from 35 percent to 21 percent pursuant to the Tax Act.

Pursuant to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date of December 22, 2017. The accounting for the deemed repatriation tax is provisional and incomplete due to continued guidance from the U.S. tax authority and our ongoing analysis of final year-end data and tax positions. This provisional estimate was included in our consolidated financial statements as of April 28, 2018. We did not make any measurement period adjustments during the first six months of fiscal 2019. We expect to complete the analysis within the measurement period in accordance with SAB 118. As of October 27, 2018, the accounting for the remeasurement of U.S. deferred tax assets was finalized, resulting in additional tax expense of $12. We have also elected to recognize tax resulting from any Global Intangible Low Taxed Income (GILTI) inclusion as a period cost if, and when, incurred. We have not previously provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered to be reinvested indefinitely. The full effects of the Tax Act require a reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. As of October 27, 2018, undistributed earnings of our foreign subsidiaries were considered to have been reinvested indefinitely.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2015, 2016, 2017, and 2018 remain open to federal and state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

As of October 27, 2018, we had $3,360 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 27, 2018 and April 28, 2018 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 27, 2018
Cash and cash equivalents	$35,557	$—	$—	$35,557
Restricted cash	26	—	—	26
Available-for-sale securities:
Certificates of deposit	—	5,196	—	5,196
U.S. Government securities	7,231	—	—	7,231
U.S. Government sponsored entities	—	15,986	—	15,986
Municipal bonds	—	3,308	—	3,308
Derivatives - asset position	—	187	—	187
Derivatives - liability position	—	(7)	—	(7)
Contingent liabilities	—	—	(1,338)	(1,338)
	$42,814	$24,670	$(1,338)	$66,146
Balance as of April 28, 2018
Cash and cash equivalents	$29,727	$—	$—	$29,727
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,669	—	8,669
U.S. Government securities	992	—	—	992
U.S. Government sponsored entities	—	19,949	—	19,949
Municipal bonds	—	4,912	—	4,912
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(236)	—	(236)
Contingent liabilities	—	—	(1,000)	(1,000)
	$30,747	$33,335	$(1,000)	$63,082

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the six months ended October 27, 2018 is as follows:

Contingent liability as of April 28, 2018	$1,000
Additions	1,316
Fair value adjustments (1)	(956)
Interest	(7)
Foreign currency translation	(15)
Contingent liabilities as of October 27, 2018	$1,338
(1) We recorded an adjustment to the contingent consideration liability in the second quarter of fiscal 2019, resulting in an increase in income from operations. The adjustment was caused by a change in the fair value of the contingent liability, which reflected future financial performance measures established by the seller prior to the close of the acquisition.

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 15. Derivative Financial Instruments" for more information regarding our derivatives.

Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if future financial performance measures are achieved.  The contingent liabilities were calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of October 27, 2018 and April 28, 2018.  The unobservable inputs included management expectations and forecasts for business sales and profits performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed, or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change from $1,338 to $0 or increase in proportion to increased business performance from this estimate.  The contingent liabilities are presented in the "Current portion of other long-term obligations" and "Other long-term obligations" line items in our condensed consolidated balance sheets.

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

Note 15. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of October 27, 2018 and April 28, 2018, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in "Other (expense) income, net" in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at October 27, 2018 and April 28, 2018 were as follows:

	October 27, 2018		April 28, 2018
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,857	5,304	1,081	1,400
U.S. Dollars/Canadian Dollars	1,288	1,682	2,165	2,819
U.S. Dollars/British Pounds	2,849	2,151	5,856	4,368
U.S. Dollars/Singapore Dollars	—	—	236	312
U.S. Dollars/Euros	—	—	(854)	(708)
U.S. Dollars/Swiss Franc	—	—	41	40
U.S. Dollars/Malaysian Ringgit	827	3,440	—	—

As of October 27, 2018, there was an asset and liability of $187 and $7, respectively, and as of April 28, 2018, there was an asset and liability of $41 and $236, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Note 16. Subsequent Events

Effective on November 16, 2018, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, no par value per share. The dividend was paid to the shareholders of record at the close of business on November 19, 2018 (the “Record Date”). Each Right entitles the holder, subject to the terms of the “Rights Agreement” (as defined below), to purchase from the Company one one-thousandth of one share of the Company’s Series A Junior Participating Preferred Stock at an initial exercise price of $25.00 per Right, subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of November 16, 2018 (the “Rights Agreement”) between the Company and Equiniti Trust Company, as Rights Agent, and are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2018.

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

Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Outdoor installations sales can be impacted by outdoor weather conditions and the construction season. Our third fiscal quarter tends to be a slower quarter because it includes two holidays, it is affected by sports seasonality, and generally less outdoor construction work occurs due to weather conditions.

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

Our remaining performance obligations ("backlog") consist of contractually binding sales agreements or purchase orders for integrated electronic display systems and related products and exclude extended service agreements and service only orders. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security. As a result, certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog can fluctuate due to large order bookings and the timing and seasonality of net sales. Because order backlog fluctuates and may be subject to extended delivery schedules, orders may be canceled, and orders have varied estimated profitability, our backlog is not necessarily indicative of future net sales or net income.

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

Increases in user adoption, the acceptance of a variety of digital solutions, and the decline of digital solution pricing over the years have increased the size of the global market.  With this positive demand, strong competition exists across all of our business units, which causes margin constraints.  Projects with multimillion-dollar revenue potential also attract competition, which generally reduces profitability.

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

•
The continued deployment of digital billboards as Out-of-Home ("OOH") advertising companies continue developing new sites and replacing digital billboards which are reaching end of life.  This is dependent on there being no adverse changes in the digital billboard regulatory environment restricting future deployments of billboards, as well as maintaining our current market share of the business concentrated in a few large OOH companies.

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

Our Annual Report discloses Risk Factors we face, including exposure to geopolitical, economic, and social changes. For fiscal year 2019, while we remain optimistic about long-term growth in the digital display industry, the recent U.S. Administrative trade actions, including tariffs and sanctions, and related reactions and responses outside the U.S. is very dynamic.  This environment has created volatility, such as increases in pricing and demand of aluminum, electrical, and other components we use in the production of our products. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We also expect some of the measures being contemplated by various governments will create market reactions, possibly having significant financial impact in future quarters.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 27, 2018 AND OCTOBER 28, 2017

Net Sales

	Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017	Dollar Change	Percent Change
Net sales:
Commercial	$46,069	$34,377	$11,692	34.0%
Live Events	55,099	68,653	(13,554)	(19.7)
High School Park and Recreation	31,580	29,660	1,920	6.5
Transportation	18,077	16,476	1,601	9.7
International	21,867	20,143	1,724	8.6
	$172,692	$169,309	$3,383	2.0%
Orders:
Commercial	$46,731	$39,134	$7,597	19.4%
Live Events	43,641	43,730	(89)	(0.2)
High School Park and Recreation	18,445	14,737	3,708	25.2
Transportation	21,279	14,245	7,034	49.4
International	21,260	30,414	(9,154)	(30.1)
	$151,356	$142,260	$9,096	6.4%

Commercial: The increase in net sales for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to the timing of large custom projects in the spectacular niche, increased order volumes in the on-premise niche, and an increase in the OOH niche shipment activity due to customer demand.

The increase in orders for the three months ended October 27, 2018 compared to the same period one year ago was the net result of volatility in order timing of large custom projects in the spectacular niche, an increased demand in the on-premise niche, and orders in the OOH niche remained relatively flat quarter over quarter.

Live Events:  The decrease in net sales for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to the size and timing of large contracts for arenas, professional sports, and colleges and universities. During the second quarter of fiscal 2018, we recognized more than $12 million in sales on four projects, with no similar sized projects in the second quarter of fiscal 2019.

Orders for the three months ended October 27, 2018 compared to the same period one year ago remained relatively flat.

High School Park and Recreation: The increase in net sales for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers as a result of increased market activity and the timing of customer demand.

Orders increased for the three months ended October 27, 2018 compared to the same period one year ago due to overall strong market demand and an increase in projects for larger video systems.

Transportation: The increase in net sales for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to the variability of large order production timing caused by customer project schedules.

Orders for the three months ended October 27, 2018 compared to the same period one year ago increased primarily due to variability caused by large order timing and continued demand for intelligent transportation systems.

International:  Net sales for the three months ended October 27, 2018 compared to the same period one year ago increased primarily due to the timing of recognizing revenue on sports stadium projects.

Orders decreased for the three months ended October 27, 2018 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

Product Order Backlog

The product order backlog as of October 27, 2018 was $150 million as compared to $155 million as of October 28, 2017 and $177 million at the end of the first quarter of fiscal 2019.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of October 27, 2018 increased from October 28, 2017 in our Commercial, High School Park and Recreation, and Transportation business units and decreased in our Live Events and International business units.

Gross Profit

	Three Months Ended
	October 27, 2018		October 28, 2017
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$11,757	25.5%	$5,271	15.3%
Live Events	12,312	22.3	16,255	23.7
High School Park and Recreation	9,759	30.9	10,553	35.6
Transportation	6,140	34.0	6,181	37.5
International	2,789	12.8	4,344	21.6
	$42,757	24.8%	$42,604	25.2%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to an increase in commodity costs, partly offset by lower warranty expenses. Total warranty as a percent of sales decreased to 2.5% for the three months ended October 27, 2018 as compared to 3.9% during the three months ended October 28, 2017. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase for the three months ended October 27, 2018 compared to the same period one year ago was due to lower warranty expenses, higher sales volumes over relatively fixed infrastructure costs, and a $1.0 million adjustment of the contingent liability related to a prior acquisition earn out provision.

Live Events: The gross profit percent decrease for the three months ended October 27, 2018 compared to the same period one year ago was due to lower sales volumes over relatively fixed infrastructure costs, partly offset by lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease for the three months ended October 27, 2018 as compared to the same period one year ago was primarily due to competitive bidding on several large projects and a change in sales mix, partly offset by higher sales volumes over relatively fixed infrastructure costs and lower warranty expenses.

Transportation:  The gross profit percent decrease for the three months ended October 27, 2018 compared to the same period one year ago was primarily due to the receipt in the second quarter of fiscal 2018 of a supplier reimbursement for a component issue with no similar receipt in the second quarter of the current fiscal year and an increase in manufacturing expense due to a component issue in the second quarter of the current fiscal year. These changes are partly offset by higher sales volumes over relatively fixed infrastructure costs.

International:  The gross profit percent decrease for the three months ended October 27, 2018 compared to the same period one year ago was primarily the result of higher warranty expenses and the $1.2 million gain from the sale of our non-digital assets that was recorded in the second quarter of fiscal 2018.

Contribution Margin

	Three Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,050	15.3%	1,071.1%	$602	1.8%
Live Events	8,918	16.2	(30.6)	12,854	18.7
High School Park and Recreation	6,706	21.2	(14.1)	7,810	26.3
Transportation	4,991	27.6	(1.7)	5,079	30.8
International	(1,033)	(4.7)	(213.6)	909	4.5
	$26,632	15.4%	(2.3)%	$27,254	16.1%

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

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin is as follows:

Selling expense in our High School Park and Recreation business unit increased in the second quarter of fiscal 2019 compared to the same quarter a year ago due to an increase in the allocation of shared resources to this market's selling efforts. Selling expense in our International business unit increased in the second quarter of fiscal 2019 compared to the same quarter a year ago due to increased personnel related expenses.

Selling expense in our Commercial, Live Events, and Transportation business units remained relatively flat during the second quarter of fiscal 2019 compared to the same quarter a year ago.

Other Operating Expenses

	Three Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,574	5.0%	(3.3)%	$8,868	5.2%
Product design and development	$9,039	5.2%	1.0%	$8,948	5.3%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the second quarter of fiscal 2019 decreased as compared to the same period one year ago primarily due to a decrease in professional fees.

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

Product design and development expenses in the second quarter of fiscal 2019 remained relatively flat as compared to the same period one year ago. To deliver value to our customers and serve the markets' expectations, we expect a similar level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2019 as compared to fiscal 2018.

Other Income and Expenses

	Three Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$186	0.1%	78.8%	$104	0.1%
Other (expense) income, net	$(66)	—%	(24.1)%	$(87)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

The change in interest income, net for the second quarter of fiscal 2019 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other (expense) income, net:  The change in other income and expense, net for the second quarter of fiscal 2019 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors, including operations in multiple jurisdictions worldwide, our effective rate is subject to fluctuation. We have recorded a tax rate expense of 5.8 percent for the second quarter of fiscal 2019 as compared to an effective tax rate expense of 24.6 percent for the second quarter of fiscal 2018. The decrease in the effective tax rate, as compared to the same prior year period, is due to tax credits proportionate to pre-tax book income, and a decrease in the federal statutory tax rate from 35 percent to 21 percent pursuant to the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 27, 2018 AND OCTOBER 28, 2017

Net Sales

	Six Months Ended
(in thousands)	October 27, 2018	October 28, 2017	Dollar Change	Percent Change
Net sales:
Commercial	$76,638	$67,240	$9,398	14.0%
Live Events	104,571	146,265	(41,694)	(28.5)
High School Park and Recreation	59,700	58,139	1,561	2.7
Transportation	35,234	35,388	(154)	(0.4)
International	50,737	35,005	15,732	44.9
	$326,880	$342,037	$(15,157)	(4.4)%
Orders:
Commercial	$82,523	$69,071	$13,452	19.5%
Live Events	83,036	105,335	(22,299)	(21.2)
High School Park and Recreation	56,894	46,917	9,977	21.3
Transportation	43,195	23,514	19,681	83.7
International	45,318	50,504	(5,186)	(10.3)
	$310,966	$295,341	$15,625	5.3%

Commercial: Net sales for the six months ended October 27, 2018 compared to the same period one year ago increased as a result of timing of large custom projects in the spectacular niche, increased order volumes in the on-premise niche, and an increase in the OOH niche shipments.

The increase in orders for the six months ended October 27, 2018 compared to the same period one year ago was the result of the volatility in order timing of large custom projects in the spectacular niche and an increased demand in the on-premise niche.

Live Events:  The decrease in net sales for the six months ended October 27, 2018 compared to the same period one year ago was primarily due to the size and timing of large contracts for arenas, professional sports, and colleges and universities. During the first six months of fiscal 2018, we recognized more than $28 million in sales on five projects, with no similar sized projects in the first six months of fiscal 2019.

Orders decreased for the six months ended October 27, 2018 compared to the same period one year ago due to decreased number of projects in professional sports venues and due to an order cancellation. During the first six months of fiscal 2018, we were awarded three projects each valued at over $5 million as compared to no projects valued at over $5 million in the first six months of fiscal 2019.

High School Park and Recreation: The increase in net sales for the six months ended October 27, 2018 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers as a result of increased market activity and timing of customer demand.

Orders increased for the six months ended October 27, 2018 compared to the same period one year ago due to overall strong market demand and an increase in projects with larger video systems.

Transportation: Net sales for the six months ended October 27, 2018 compared to the same period one year ago remained relatively flat.

Orders increased for the six months ended October 27, 2018 compared to the same period one year ago primarily due to variability caused by large order timing and continued demand for intelligent transportation systems.

International:  Net sales increased in our International business unit for the six months ended October 27, 2018 compared to the same period one year ago mainly due to the timing of recognizing revenue on spectacular and sports stadium projects.

Orders decreased for the six months ended October 27, 2018 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

Gross Profit

	Six Months Ended
	October 27, 2018		October 28, 2017
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$18,651	24.3%	$13,539	20.1%
Live Events	22,545	21.6	33,309	22.8
High School Park and Recreation	19,261	32.3	20,904	36.0
Transportation	11,591	32.9	13,126	37.1
International	8,956	17.7	6,372	18.2
	$81,004	24.8%	$87,250	25.5%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the six months ended October 27, 2018 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase for the six months ended October 27, 2018 compared to the same period one year ago was primarily the result of lower warranty expenses, higher sales volumes over relatively fixed infrastructure costs, and the $1.0 million adjustment of the contingent liability related to a prior acquisition earnout provision.

Live Events: The gross profit percent decrease for the six months ended October 27, 2018 compared to the same period one year ago was the result of lower sales volumes over relatively fixed infrastructure costs, partly offset by lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease for the six months ended October 27, 2018 as compared to the same period one year ago primarily was due to competitive bidding on large projects and a change in sales mix, partly offset by lower warranty expenses.

Transportation:  The gross profit percent decrease for the six months ended October 27, 2018 compared to the same period one year ago was primarily due to the receipt in the first six months of the prior fiscal year of a supplier reimbursement for a component issue with no similar receipt in the first six months of the current fiscal year and an increase in manufacturing expense due to a component issue in the current fiscal year.

International:  The gross profit percent decrease for the six months ended October 27, 2018 compared to the same period one year ago was primarily the result of higher warranty expenses and the $1.2 million gain from the sale of our non-digital assets that was recorded in the second quarter of fiscal 2018, partly offset by higher sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Six Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,524	12.4%	128.1%	$4,176	6.2%
Live Events	15,903	15.2	(40.2)	26,590	18.2
High School Park and Recreation	13,258	22.2	(14.8)	15,557	26.8
Transportation	9,286	26.4	(15.5)	10,987	31.0
International	530	1.0	(251.9)	(349)	(1.0)
	$48,501	14.8%	(14.9)%	$56,961	16.7%

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

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin is as follows:

Selling expense in our High School Park and Recreation business unit increased in the six months ended October 27, 2018 compared to the same period one year ago primarily due to a change in the allocation of resources to this market's selling efforts. Selling expense in our International business unit increased in the six months ended October 27, 2018 compared to the same period one year ago primarily due to third-party commissions and increased personnel related expenses.

Selling expenses in our Commercial, Live Events, and Transportation business units remained relatively flat in the six months ended October 27, 2018 compared to the same period one year ago.

Other Operating Expenses

	Six Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$17,111	5.2%	(3.9)%	$17,803	5.2%
Product design and development	$18,331	5.6%	1.9%	$17,995	5.3%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the costs of supplies.

General and administrative expenses in the six months ended October 27, 2018 decreased as compared to the same period one year ago primarily due to a decrease in professional fees.

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

Product design and development expenses in the six months ended October 27, 2018 as compared to the same period one year ago increased primarily due to increased labor costs and professional services assigned to product design and development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we expect a similar level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2019 as compared to fiscal 2018.

Other Income and Expenses

	Six Months Ended
	October 27, 2018			October 28, 2017
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$344	0.1%	50.2%	$229	0.1%
Other (expense) income, net	$(220)	(0.1)%	(479.3)%	$58	—%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

The change in interest income, net in the six months ended October 27, 2018 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and changes in investing and financing activities.

Other (expense) income, net:  The change in other income and expense, net for the six months ended October 27, 2018 compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors, including operations in multiple jurisdictions worldwide, our effective rate is subject to fluctuation. We have recorded a tax rate expense of 0.0 percent for the six months ended October 27, 2018 as compared to an effective tax rate of 27.5 percent for the six months ended October 28, 2017. The decrease in the effective tax rate, as compared to the same prior year period, is due to tax credits proportionate to pre-tax book income, and a decrease in the federal statutory tax rate from 35 percent to 21 percent pursuant to the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 27, 2018	October 28, 2017	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$22,557	$9,338	141.6%
Investing activities	(9,930)	4,460	(322.6)
Financing activities	(6,872)	(7,024)	(2.2)
Effect of exchange rate changes on cash	73	113	(35.4)
Net increase in cash, cash equivalents and restricted cash	$5,828	$6,887	(15.4)%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $22.6 million for the first six months of fiscal 2019 compared to net cash provided by operating activities of $9.3 million in the first six months of fiscal 2018. The $13.3 million increase in cash from operating activities from the first six months of fiscal 2018 to the first six months of fiscal 2019 was the net result of changes in net operating assets and liabilities of $15.1 million, a $1.0 million adjustment of the contingent liability, $0.4 million in depreciation and amortization, $0.2 million in deferred income taxes, and $0.1 million in other non-cash items, net, adjusted by $2.4 million decrease in net income and a $1.1 million gain on the sale of property, equipment and other assets.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	October 27, 2018	October 28, 2017
(Increase) decrease:
Accounts receivable	$(15,663)	$(29,851)
Long-term receivables	711	719
Inventories	5,225	(4,470)
Contract assets	82	5,101
Prepaid expenses and other current assets	587	(14)
Income tax receivables	(683)	(1,114)
Investment in affiliates and other assets	57	220
Increase (decrease):
Current marketing obligations and other payables	45	(481)
Accounts payable	(2,141)	(1,282)
Contract liabilities	9,226	8,831
Accrued expenses	3,379	3,176
Warranty obligations	(878)	1,867
Long-term warranty obligations	(348)	1,419
Income taxes payable	(176)	(18)
Long-term marketing obligations and other payables	209	401
	$(368)	$(15,496)

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

Net cash (used in) provided by investing activities: Net cash used in investing activities totaled $9.9 million in the first six months of fiscal 2019 compared to net cash provided by investing activities of $4.5 million in the first six months of fiscal 2018. Marketable securities, net totaled $2.8 million in the first six months of fiscal 2019 as compared $10.8 million in the first six months of fiscal 2018. Purchases of property and equipment totaled $9.8 million in the first six months of fiscal 2019 compared to $7.7 million in the first six months of fiscal 2018. Proceeds from the sale of property, equipment and other assets totaled $0.2 million in the first six months of fiscal 2019 compared to $2.0 million in the first six months of fiscal 2018; this was mostly related to the sale of our non-digital division assets in the first six months of fiscal 2018. During the first six months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $6.9 million for the six months ended October 27, 2018 compared to $7.0 million in the same period one year ago. Principal payments on long-term obligations for the six months ended October 27, 2018 was $0.4 million compared to $1.0 million during the first six months of fiscal 2018, which was mostly related to a contingent liability payment. Dividends of $6.3 million, or $0.14 per share, were paid to Daktronics shareholders during the first six months of fiscal 2019, as compared to dividends of $6.2 million, or $0.14 per share, paid to Daktronics shareholders during the first six months of fiscal 2018.

Other Liquidity and Capital Resources Discussion: We had $5.4 million of retainage on long-term contracts included in receivables and contract assets as of October 27, 2018, which we expect to collect within one year.

Working capital was $137.1 million and $132.8 million at October 27, 2018 and April 28, 2018, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 3.7 percent at October 27, 2018.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of October 27, 2018, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $10.6 million.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $55.0 million. The interest rate is equal to LIBOR plus 1.5 percent. As of October 27, 2018, there were no advances outstanding under the loan agreement and approximately $1.4 million in bank guarantees under this line of credit.

As of October 27, 2018, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 28, 2018:

Date Declared	Record Date	Payment Date	Amount per Share
May 31, 2018	June 11, 2018	June 21, 2018	$0.07
September 6, 2018	September 17, 2018	September 27, 2018	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At October 27, 2018, we had $5.2 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $20.0 million for all of fiscal 2019 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018. There have no material changes in our exposure to these risks during the first six months of fiscal 2019.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 27, 2018, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 27, 2018, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 27, 2018, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the six months ended October 27, 2018, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	November 26, 2018

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
4.1
Rights Agreement dated as of November 16, 2018 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Daktronics, Inc. filed on November 16, 2018).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 27, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.