Form 10-Q/A
period 2018-10-27
DAKTRONICS INC /SD/
filed 2018-12-21
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q (Amendment No. 1) (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the quarter ended October 27, 2018 (the “Second Quarter Form 10-Q”) of Daktronics, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of filing the correct copy of the Company’s Amended and Restated Articles of Incorporation with the Second Quarter Form 10-Q. Effective on November 16, 2018, the Company amended its Articles of Incorporation by filing Articles of Amendment (the “Articles of Amendment”) with the Secretary of State of the State of South Dakota. The Company filed the Articles of Amendment as Exhibit 3.1 to its Current Report on Form 8-K filed with the SEC on November 16, 2018. However, instead of filing a complete copy of the Company’s Amended and Restated Articles of Incorporation as Exhibit 3.1 to the Second Quarter Form 10-Q, the Company inadvertently filed only the Articles of Amendment as Exhibit 3.1. This Amendment No. 1 files the Company’s Amended and Restated Articles as Exhibit 3.1 to the Second Quarter Form 10-Q.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that may have occurred after November 26, 2018.

PART II. OTHER INFORMATION

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

Date:	December 21, 2018	/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

3.1    Amended and Restated Articles of Incorporation of the Company (filed herewith).