Form 10-Q
period 2019-01-26
DAKTRONICS INC /SD/
filed 2019-02-22
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2019

or
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

The number of shares of the registrant’s common stock outstanding as of February 18, 2019 was 45,012,524.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 26, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	January 26, 2019	April 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,281	$29,727
Restricted cash	26	28
Marketable securities	37,596	34,522
Accounts receivable, net	77,743	77,387
Inventories	72,187	75,335
Contract assets	26,542	30,968
Current maturities of long-term receivables	1,998	1,752
Prepaid expenses and other current assets	7,566	9,029
Income tax receivables	5,772	5,385
Property and equipment and other assets available for sale	1,893	—
Total current assets	264,604	264,133

Property and equipment, net	65,765	68,059
Long-term receivables, less current maturities	1,247	1,641
Goodwill	7,968	8,264
Intangibles, net	5,429	3,682
Investment in affiliates and other assets	5,422	5,091
Deferred income taxes	8,317	7,930
Total non-current assets	94,148	94,667
TOTAL ASSETS	$358,752	$358,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,117	$48,845
Contract liabilities	48,745	39,379
Accrued expenses	30,784	27,445
Warranty obligations	11,283	13,891
Current portion of other long-term obligations	1,199	1,088
Income taxes payable	1,894	660
Total current liabilities	129,022	131,308

Long-term warranty obligations	15,370	16,062
Long-term contract liabilities	9,814	7,475
Other long-term obligations, less current portion	1,955	2,285
Long-term income taxes payable	843	3,440
Deferred income taxes	597	614
Total long-term liabilities	28,579	29,876

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	January 26, 2019	April 28, 2018
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,317,267 and 44,779,534 shares issued and outstanding at January 26, 2019 and April 28, 2018, respectively	57,699	54,731
Additional paid-in capital	41,949	40,328
Retained earnings	107,563	107,105
Treasury Stock, at cost, 303,957 shares at January 26, 2019 and April 28, 2018, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(4,226)	(2,714)
TOTAL SHAREHOLDERS' EQUITY	201,151	197,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$358,752	$358,800

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales	$115,069	$130,316	$441,949	$472,353
Cost of sales	90,200	101,749	336,076	356,536
Gross profit	24,869	28,567	105,873	115,817

Operating expenses:
Selling	15,537	15,271	48,040	45,560
General and administrative	8,574	8,335	25,685	26,138
Product design and development	8,280	8,299	26,611	26,294
	32,391	31,905	100,336	97,992
Operating (loss) income	(7,522)	(3,338)	5,537	17,825

Nonoperating income (expense):
Interest income	328	158	713	520
Interest expense	(45)	(40)	(86)	(173)
Other (expense) income, net	(203)	(487)	(423)	(429)

(Loss) income before income taxes	(7,442)	(3,707)	5,741	17,743
Income tax (benefit) expense	(4,123)	2,482	(4,120)	8,371
Net (loss) income	$(3,319)	$(6,189)	$9,861	$9,372

Weighted average shares outstanding:
Basic	45,018	44,518	44,834	44,403
Diluted	45,018	44,518	45,139	44,798

(Loss) earnings per share:
Basic	$(0.07)	$(0.14)	$0.22	$0.21
Diluted	$(0.07)	$(0.14)	$0.22	$0.21

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Net (loss) income	$(3,319)	$(6,189)	$9,861	$9,372

Other comprehensive (loss) income:
Cumulative translation adjustments	134	1,228	(1,560)	2,289
Unrealized gain (loss) on available-for-sale securities, net of tax	55	(50)	48	(83)
Total other comprehensive (loss) income, net of tax	189	1,178	(1,512)	2,206
Comprehensive (loss) income	$(3,130)	$(5,011)	$8,349	$11,578

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net income	—	—	4,574	—	—	4,574
Cumulative translation adjustments	—	—	—	—	(1,139)	(1,139)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(13)	(13)
Share-based compensation	—	651	—	—	—	651
Exercise of stock options	57	—	—	—	—	57
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,121)	—	—	(3,121)
Balance as of July 28, 2018	55,608	40,979	108,558	(1,834)	(3,866)	199,445
Net income	—	—	8,606	—	—	8,606
Cumulative translation adjustments	—	—	—	—	(555)	(555)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	6	6
Share-based compensation	—	612	—	—	—	612
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Dividends declared ($0.07 per share)	—	—	(3,131)	—	—	(3,131)
Balance as of October 27, 2018	55,608	41,345	114,033	(1,834)	(4,415)	204,737
Net loss	—	—	(3,319)	—	—	(3,319)
Cumulative translation adjustments	—	—	—	—	134	134
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	55	55
Share-based compensation	—	604	—	—	—	604
Exercise of stock options	1,261	—	—	—	—	1,261
Employee savings plan activity	830	—	—	—	—	830
Dividends declared ($0.07 per share)	—	—	(3,151)	—	—	(3,151)
Balance as of January 26, 2019	$57,699	$41,949	$107,563	$(1,834)	$(4,226)	$201,151

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2017	$52,530	$38,004	$113,967	$(1,834)	$(4,381)	$198,286
Net income	—	—	8,429	—	—	8,429
Cumulative translation adjustments	—	—	—	—	1,081	1,081
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Share-based compensation	—	673	—	—	—	673
Exercise of stock options	211	—	—	—	—	211
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,094)	—	—	(3,094)
Balance as of July 29, 2017	53,561	38,677	119,302	(1,834)	(3,307)	206,399
Net income	—	—	7,132	—	—	7,132
Cumulative translation adjustments	—	—	—	—	(20)	(20)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(26)	(26)
Share-based compensation	—	668	—	—	—	668
Exercise of stock options	301	—	—	—	—	301
Tax payments related to RSU issuances	—	(311)	—	—	—	(311)
Dividends declared ($0.07 per share)	—	—	(3,104)	—	—	(3,104)
Balance as of October 28, 2017	53,862	39,034	123,330	(1,834)	(3,353)	211,039
Net loss	—	—	(6,189)	—	—	(6,189)
Cumulative translation adjustments	—	—	—	—	1,228	1,228
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(50)	(50)
Share-based compensation	—	637	—	—	—	637
Exercise of stock options	2	—	—	—	—	2
Employee savings plan activity	861	—	—	—	—	861
Dividends declared ($0.07 per share)	—	—	(3,113)	—	—	(3,113)
Balance as of January 27, 2018	$54,725	$39,671	$114,028	$(1,834)	$(2,175)	$204,415

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	January 26, 2019	January 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,861	$9,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,054	13,335
Gain on sale of property, equipment and other assets	(130)	(1,211)
Share-based compensation	1,867	1,978
Contingent consideration adjustment	(956)	—
Equity in loss of affiliate	392	401
Provision for doubtful accounts	180	(55)
Deferred income taxes, net	(445)	3,429
Change in operating assets and liabilities	7,364	(296)
Net cash provided by operating activities	32,187	26,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,081)	(10,865)
Proceeds from sales of property, equipment and other assets	255	2,107
Purchases of marketable securities	(25,337)	(5,211)
Proceeds from sales or maturities of marketable securities	22,341	13,751
Purchases of equity investment	(854)	(1,027)
Acquisitions, net of cash acquired	(2,250)	—
Net cash used in investing activities	(19,926)	(1,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,318	514
Principal payments on long-term obligations	(440)	(1,036)
Dividends paid	(9,403)	(9,311)
Tax payments related to RSU issuances	(246)	(311)
Net cash used in financing activities	(8,771)	(10,144)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	62	667
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,552	16,231

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29,755	32,839
End of period	$33,307	$49,070

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$114	$161
Income taxes, net of refunds	(1,868)	7,449

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$97	$72
Purchase of property and equipment included in accounts payable	454	1,163
Contributions of common stock under the ESPP	1,650	1,681

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 26, 2019 and January 27, 2018, contained operating results for 39 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	January 26, 2019	January 27, 2018
Cash and cash equivalents	$33,281	$49,042
Restricted cash	26	28
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$33,307	$49,070

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB also issued ASUs 2016-08, 2016-10, 2016-12, and 2016-20 to give further guidance to revenue recognition matters. ASU 2014-09 and related guidance supersedes revenue recognition requirements under FASB Accounting Standards Codification ("ASC") Topic 605 and related industry specific revenue recognition guidance. This new standard defines a comprehensive revenue recognition model, requiring a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. It defines a five-step process to achieve this core principle that allows companies to use more judgment and make more estimates than under current guidance. In addition, it requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts and provides guidance on transition requirements.

We adopted ASU 2014-09 and its related guidance under the modified retrospective method during the first quarter of fiscal 2019 by applying the guidance to all open contracts at the adoption date. We completed an evaluation of our revenue arrangements under the new standard and determined that the adoption did not materially change the timing or amount of revenue recognized, primarily based upon our assessment of "point in time" and "over time" revenue recognition. No adjustment to beginning retained earnings was recorded and we have made additional disclosures related to revenue from contracts with customers as required by the new standard upon adoption. See "Note 4. Revenue Recognition" for more information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and will require adoption on a modified retrospective basis.

We plan to adopt this new standard in the first quarter of fiscal 2020.  We are still reviewing the new standard and recent updates published by FASB.  Our preliminary assumptions suggest we will likely adopt certain practical expedients, including the lookback option, and not change historical conclusions related to (1) contracts that contain leases, (2) existing lease classification, and (3) initial direct costs.  Based on our current estimates, we expect to recognize right of use assets and lessee lease liabilities of approximately $5,600 with respect to operating leases. We are continuing to evaluate the effect that adopting these ASUs will have on our condensed consolidated financial statements and related disclosures, but at this time do not think the adoption will have a material impact on our financial statements.

Note 2. Investments in Affiliates

Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting in accordance with the provisions of ASC 323, Investments – Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the provisions of ASC 321, Investments – Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities.

The aggregate amount of investments accounted for under the equity method was $4,108 and $3,647 at January 26, 2019 and April 28, 2018, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the nine months ended January 26, 2019 and January 27, 2018, our share of the losses of our affiliates was $392 and $401, respectively.

The aggregate amount of investments without readily determinable fair values was $42 at January 26, 2019 and April 28, 2018, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value. We record equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes. During the nine months ended January 26, 2019, we did not record any changes in the measurement of such investments.

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

The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 26, 2019 and January 27, 2018:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended January 26, 2019
Basic (loss) earnings per share	$(3,319)	45,018	$(0.07)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(3,319)	45,018	$(0.07)
For the three months ended January 27, 2018
Basic (loss) earnings per share	$(6,189)	44,518	$(0.14)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(6,189)	44,518	$(0.14)
For the nine months ended January 26, 2019
Basic earnings per share	$9,861	44,834	$0.22
Dilution associated with stock compensation plans	—	305	—
Diluted earnings per share	$9,861	45,139	$0.22
For the nine months ended January 27, 2018
Basic earnings per share	$9,372	44,403	$0.21
Dilution associated with stock compensation plans	—	395	—
Diluted earnings per share	$9,372	44,798	$0.21

Options outstanding to purchase 2,308 shares of common stock with a weighted average exercise price of $9.98 for the three months ended January 26, 2019 and 1,203 shares of common stock with a weighted average exercise price of $11.45 for the three months ended January 27, 2018 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,328 shares of common stock with a weighted average exercise price of $9.98 for the nine months ended January 26, 2019 and 1,281 shares of common stock with a weighted average exercise price of $12.55 for the nine months ended January 27, 2018 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

Precontract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Precontract costs directly associated with anticipated contracts expected to be recoverable include $478 and $217 as of January 26, 2019 and April 28, 2018, respectively. These are included in the "Inventories" line item in our condensed consolidated balance sheet.

At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on their own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation as we are providing goods and services with the same pattern of transfer, that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for those warranties that extend beyond typical terms and include other services ("service-type warranty") as a separate performance obligation.

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

When separate performance obligations are identified, we allocate the transaction price to the individual performance obligation based on the best evidence and method we judge as faithfully depicting the value of the performance obligation. We allocate revenue to each performance obligation on the relative standalone selling price basis, when the standalone selling price is available. Many of our contracts are bundled and we do not have separate selling prices for each performance obligation, therefore, we primarily use the cost plus a margin approach to allocate the relative transaction price to identified performance obligations as it is the best representative of our pricing methods.

Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time, set milestone payments specific to the project, are scheduled for performance-based payments, or are set time-based payment(s). Variability in contract assets and contract liabilities relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.

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

We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporates individual goods and services into a combined output or system. Often times, the system is customized or significantly modified to the customers' desired configurations and location, and the interrelated goods and services provide utility to the customers as a package.

Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost incurred input method. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. The cost incurred input method measures cost incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.

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

Limited configuration (standard systems) and after-sale parts contracts: Limited configured (standard systems) or after-sale parts contracts with limited or no configuration or limited integration are recognized as distinct individual performance obligations when material. When not distinct, we combine into one performance obligation the goods and/or services with each other until the bundle of goods or services are distinct. For standard display purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts.

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

Software
Revenues from software license fees on sales, other than uniquely configured type contracts, are recognized when delivery of the product has occurred. Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term, and revenue is recognized pro-rata over the term of the engagement.

Shipping and handling costs
Shipping and handling costs collected from our customers in connection with our sales are recorded as revenue. We record shipping and handling costs as a component of cost of sales at the time the product is shipped.

Warranty
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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 26, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,942	$18,491	$3,053	$10,095	$6,798	$44,379
Limited configuration	27,353	5,958	11,036	4,692	8,649	57,688
Service and other	3,864	5,546	709	603	2,280	13,002
	$37,159	$29,995	$14,798	$15,390	$17,727	$115,069
Timing of revenue recognition
Goods/services transferred at a point in time	$28,105	$7,436	$9,874	$4,911	$9,702	$60,028
Goods/services transferred over time	9,054	22,559	4,924	10,479	8,025	55,041
	$37,159	$29,995	$14,798	$15,390	$17,727	$115,069

	Nine Months Ended January 26, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,417	$95,695	$18,667	$30,140	$33,790	$198,709
Limited configuration	82,605	23,243	53,964	18,970	29,278	208,060
Service and other	10,775	15,628	1,867	1,514	5,396	35,180
	$113,797	$134,566	$74,498	$50,624	$68,464	$441,949
Timing of revenue recognition
Goods/services transferred at a point in time	$84,584	$26,796	$48,932	$19,410	$31,364	$211,086
Goods/services transferred over time	29,213	107,770	25,566	31,214	37,100	230,863
	$113,797	$134,566	$74,498	$50,624	$68,464	$441,949

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

The following table reflects the changes in our contract assets and liabilities:

	January 26, 2019	April 28, 2018	Dollar Change	Percent Change
Contract assets	$26,542	$30,968	$(4,426)	(14.3)%
Contract liabilities - current	48,745	39,379	9,366	23.8
Contract liabilities - noncurrent	9,814	7,475	2,339	31.3

The changes in our contract assets and contract liabilities from April 28, 2018 to January 26, 2019 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the year.

As of January 26, 2019 and April 28, 2018, we had three contracts in progress that were identified as loss contracts and a provision for losses of $1,465 and $87, respectively. These were included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the nine months ended January 26, 2019, we recognized revenue of $34,268 related to our contract liabilities as of April 28, 2018.

Remaining performance obligations
As of January 26, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was $222,155. We expect approximately $185,993 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $167,890 and $54,265, respectively. Although remaining performance obligations reflect business that is considered to be legally binding; cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance as appropriate.

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

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales:
Commercial	$37,159	$35,483	$113,797	$102,723
Live Events	29,995	45,167	134,566	191,432
High School Park and Recreation	14,798	11,463	74,498	69,602
Transportation	15,390	11,189	50,624	46,577
International	17,727	27,014	68,464	62,019
	115,069	130,316	441,949	472,353

Gross profit:
Commercial	8,942	7,546	27,593	21,085
Live Events	3,950	9,747	26,495	43,056
High School Park and Recreation	2,736	2,768	21,997	23,672
Transportation	5,880	3,570	17,471	16,696
International	3,361	4,936	12,317	11,308
	24,869	28,567	105,873	115,817

Contribution margin: (1)
Commercial	4,460	3,131	13,984	7,307
Live Events	347	5,904	16,250	32,494
High School Park and Recreation	(384)	42	12,874	15,599
Transportation	4,959	2,625	14,245	13,612
International	(50)	1,594	480	1,245
	9,332	13,296	57,833	70,257

Non-allocated operating expenses:
General and administrative	8,574	8,335	25,685	26,138
Product design and development	8,280	8,299	26,611	26,294
Operating (loss) income	(7,522)	(3,338)	5,537	17,825

Nonoperating income (expense):
Interest income	328	158	713	520
Interest expense	(45)	(40)	(86)	(173)
Other (expense) income, net	(203)	(487)	(423)	(429)

(Loss) income before income taxes	(7,442)	(3,707)	5,741	17,743
Income tax (benefit) expense	(4,123)	2,482	(4,120)	8,371
Net (loss) income	$(3,319)	$(6,189)	$9,861	$9,372

Depreciation and amortization:
Commercial	$1,206	$1,550	$3,620	$4,628
Live Events	1,332	1,192	3,838	3,626
High School Park and Recreation	503	401	1,463	1,245
Transportation	279	281	830	860
International	766	284	2,189	835
Unallocated corporate depreciation	668	725	2,114	2,141
	$4,754	$4,433	$14,054	$13,335
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales:
United States	$94,418	$98,989	$361,679	$398,894
Outside United States	20,651	31,327	80,270	73,459
	$115,069	$130,316	$441,949	$472,353

	January 26, 2019	April 28, 2018
Property and equipment, net of accumulated depreciation:
United States	$59,665	$61,206
Outside United States	6,100	6,853
	$65,765	$68,059

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss on the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 26, 2019, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of January 26, 2019 and April 28, 2018, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of January 26, 2019
Certificates of deposit	$3,959	$—	$3,959
U.S. Government securities	15,493	(11)	15,482
U.S. Government sponsored entities	14,929	(65)	14,864
Municipal bonds	3,297	(6)	3,291
	$37,678	$(82)	$37,596
Balance as of April 28, 2018
Certificates of deposit	$8,669	$—	$8,669
U.S. Government securities	999	(7)	992
U.S. Government sponsored entities	20,072	(123)	19,949
Municipal bonds	4,936	(24)	4,912
	$34,676	$(154)	$34,522

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the nine months ended January 26, 2019 and January 27, 2018, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of January 26, 2019 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$1,985	$1,974	$3,959
U.S. Government securities	14,488	994	15,482
U.S. Government sponsored entities	11,646	3,218	14,864
Municipal bonds	3,134	157	3,291
	$31,253	$6,343	$37,596

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

Note 8. Sale of Non-Digital Division Assets

In September 2017, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which is included in cost of sales in the International business unit during the second quarter of fiscal 2018. No gain was recorded in the three or nine months ended January 26, 2019.

Note 9. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 26, 2019 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 28, 2018	$2,295	$3,344	$67	$2,558	$8,264
Foreign currency translation	(14)	(99)	(14)	(169)	(296)
Balance as of January 26, 2019	$2,281	$3,245	$53	$2,389	$7,968

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

We performed our annual impairment test on October 29, 2018 and concluded no goodwill impairment existed.

Note 10. Selected Financial Statement Data

Inventories consisted of the following:

	January 26, 2019	April 28, 2018
Raw materials	$27,028	$30,570
Work-in-process	10,743	8,645
Finished goods	34,416	36,120
	$72,187	$75,335

Property and equipment, net consisted of the following:

	January 26, 2019	April 28, 2018
Land	$1,738	$2,161
Buildings	66,170	67,773
Machinery and equipment	98,409	93,439
Office furniture and equipment	6,079	5,878
Computer software and hardware	55,000	53,004
Equipment held for rental	287	287
Demonstration equipment	7,331	7,035
Transportation equipment	7,724	7,632
	242,738	237,209
Less accumulated depreciation	176,973	169,150
	$65,765	$68,059

Note 11. Receivables

Accounts receivable are reported net of an allowance for doubtful accounts of $2,387 and $2,151 at January 26, 2019 and April 28, 2018, respectively. Included in accounts receivable as of January 26, 2019 and April 28, 2018 was $928 and $964, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In connection with certain sales transactions, we have entered into sales contracts with installment payments exceeding 12 months and sales-type leases.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $3,245 and $3,393 as of January 26, 2019 and April 28, 2018, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 9.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $3,440 as of January 26, 2019 and $3,733 as of April 28, 2018.

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

As of April 28, 2018, we recorded a liability and related other receivable of $1,904 for a net claim from a customer against work performed by one of our subcontractors during installation which damaged our customer's property. The amount recorded was for probable and reasonably estimated cost to remediate the damage. During the third quarter of fiscal 2019, this claim settled and was fully covered by insurance.

As of January 26, 2019 and April 28, 2018, a customer was withholding $2,224 of payment claiming we did not perform to the customer's specifications. We believe we have performed to the agreed-upon written specifications, have strong contractual documentation to support our position, and customer with wherewithal to pay. We believe that we will ultimately prevail in collections. Although our assessment of the loss is remote, a number of factors could change the outcome.

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

We disclosed a warranty issue in Note 18 of our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 regarding a mechanical device failure within a module for displays. During the nine months ended January 26, 2019 and January 27, 2018, we recognized warranty expense and estimated equipment service agreement losses for probable and reasonably estimated costs to remediate this issue of $1,610 and $4,034, respectively. As of January 26, 2019, we had $828 remaining accrued for equipment service agreement obligations for the estimate of probable future claims related to this issue. Our contractual warranty arrangements have expired for products with this issue and we do not expect material changes to the equipment service agreement accrual.

Changes in our warranty obligation for the nine months ended January 26, 2019 consisted of the following:

January 26, 2019
Beginning accrued warranty obligations	$29,953
Warranties issued during the period	6,642
Settlements made during the period	(12,571)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	2,629
Ending accrued warranty obligations	$26,653

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction type contracts.  As of January 26, 2019, we had outstanding letters of credit and surety bonds in the amount of $14,795 and $6,587, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota, can be extended for an additional five years past its current term, which ends March 31, 2022. This lease contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $2,551 and $2,568 for the nine months ended January 26, 2019 and January 27, 2018, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at January 26, 2019:

Fiscal years ending	Amount
2019	$826
2020	2,966
2021	2,482
2022	1,607
2023	249
Thereafter	294
$8,424

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of January 26, 2019, we were obligated under the following conditional and unconditional purchase commitments, which included $150 in conditional purchase commitments:

Fiscal years ending	Amount
2019	$2,422
2020	5,368
2021	3,728
2022	1,851
2023	1,820
Thereafter	266
$15,455

Note 13. Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. We recorded an effective tax rate of 55.4 percent and (71.8) percent for the three and nine months ended January 26, 2019, respectively, and an effective tax rate of (67.0) percent and 47.2 percent for the three and nine months ended January 27, 2018, respectively. The changes in the effective tax rates are due to tax credits proportionate to pre-tax book income, the release of $2,775 in unrecognized tax benefits related to a lapse of statute, the release of $480 for a valuation allowance reversal related to foreign net operating loss carryforwards, and a decrease in the federal statutory tax rate from 30.4 percent to 21 percent pursuant to the Tax Act as compared to the same prior year periods, which included a re-measurement of deferred taxes resulting in a $3,679 impact to tax expense due to the lowering of the tax rate under the Tax Act. The Tax Act reduced the federal normal statutory rate from 35 percent to 21 percent; however, since we are a fiscal year tax filer, a blended rate of 30.4 percent was used for fiscal year 2018.

Pursuant to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date of December 22, 2017. As of January 26, 2019, the accounting for the remeasurement of U.S. deferred tax assets and deemed repatriation tax was finalized, resulting in additional tax expense of $12 and $5, respectively. We have also elected to recognize tax resulting from any Global Intangible Low Taxed Income (GILTI) inclusion as a period cost if, and when, incurred. We have not previously provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered to be reinvested indefinitely. The full effects of the Tax Act require a reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. As of January 26, 2019, undistributed earnings of our foreign subsidiaries were considered to have been reinvested indefinitely.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2016- 2018 remain open to federal tax examinations and fiscal years 2015-2018 for state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our condensed consolidated statement of operations.

As of January 26, 2019, we had $575 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 26, 2019 and April 28, 2018 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 26, 2019
Cash and cash equivalents	$33,281	$—	$—	$33,281
Restricted cash	26	—	—	26
Available-for-sale securities:
Certificates of deposit	—	3,959	—	3,959
U.S. Government securities	15,482	—	—	15,482
U.S. Government sponsored entities	—	14,864	—	14,864
Municipal bonds	—	3,291	—	3,291
Derivatives - asset position	—	20	—	20
Derivatives - liability position	—	(24)	—	(24)
Contingent liabilities	—	—	(1,354)	(1,354)
	$48,789	$22,110	$(1,354)	$69,545
Balance as of April 28, 2018
Cash and cash equivalents	$29,727	$—	$—	$29,727
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,669	—	8,669
U.S. Government securities	992	—	—	992
U.S. Government sponsored entities	—	19,949	—	19,949
Municipal bonds	—	4,912	—	4,912
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(236)	—	(236)
Contingent liabilities	—	—	(1,000)	(1,000)
	$30,747	$33,335	$(1,000)	$63,082

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the nine months ended January 26, 2019 is as follows:

Contingent liability as of April 28, 2018	$1,000
Additions	1,316
Fair value adjustments (1)	(956)
Interest	9
Foreign currency translation	(15)
Contingent liabilities as of January 26, 2019	$1,354
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

Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if future financial performance measures are achieved.  The contingent liabilities were calculated by estimating the discounted present value of expected future payments for estimated performance measure attainment.  To estimate future performance measure attainment, we utilized significant unobservable inputs as of January 26, 2019 and April 28, 2018.  The unobservable inputs included management expectations and forecasts for business sales and profit performance and an estimated discount rate based on current borrowing interest rates. To the extent that these assumptions changed, or actual results differed from these estimates, the fair value of the contingent consideration liabilities could change from $1,354 to $0 or increase in proportion to increased business performance from this estimate.  The contingent liabilities are presented in the "Current portion of other long-term obligations" and "Other long-term obligations" line items in our condensed consolidated balance sheets.

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

Note 15. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives on the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of January 26, 2019 and April 28, 2018, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in "Other (expense) income, net" in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at January 26, 2019 and April 28, 2018 were as follows:

	January 26, 2019		April 28, 2018
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	3,800	5,286	1,081	1,400
U.S. Dollars/Canadian Dollars	623	821	2,165	2,819
U.S. Dollars/British Pounds	—	—	5,856	4,368
U.S. Dollars/Singapore Dollars	—	—	236	312
U.S. Dollars/Euros	—	—	(854)	(708)
U.S. Dollars/Swiss Franc	—	—	41	40
U.S. Dollars/Malaysian Ringgit	473	1,966	—	—

As of January 26, 2019, there was an asset and liability of $20 and $24, respectively, and as of April 28, 2018, there was an asset and liability of $41 and $236, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth strategy and operating strategy; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) resolution of litigation contingencies; and (xiv.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 in the section entitled “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Outdoor installation sales can be impacted by outdoor weather conditions and the construction season. Our third fiscal quarter tends to be a slower quarter because it includes two holidays, it is affected by sports seasonality, and generally less outdoor construction work occurs due to weather conditions.

Our gross margins tend to fluctuate more on uniquely configured orders than on limited configured orders.  Uniquely configured orders involving competitive bidding and substantial subcontract work for product installation generally have lower gross margins.  Although we follow the over time method of recognizing revenues for uniquely configured orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

Our remaining performance obligations ("backlog") consist of contractually binding sales agreements or purchase orders for integrated electronic display systems and related products and exclude extended service agreements and service only orders. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security. As a result, certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog can fluctuate due to large order bookings and the timing and seasonality of net sales. Because order backlog fluctuates and may be subject to extended delivery schedules, orders may be canceled and have varied estimated profitability. Our backlog is not necessarily indicative of future net sales or net income.

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

•
The continued deployment of digital billboards as Out-of-Home ("OOH") advertising companies continue developing new sites and replacing digital billboards reaching end of life.  This is dependent on no adverse changes occurring in the digital billboard regulatory environment restricting future billboard deployment, as well as maintaining our current market share in a business that is concentrated in a few large OOH companies.

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

High School Park and Recreation Business Unit: Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:

•	Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays compared to traditional scoreboards.

•	Increased demand for different types of displays and dynamic messaging systems, such as message centers at schools to communicate to students, parents and the broader community.

•	The use of more sophisticated displays in school athletic facilities, such as large integrated video systems.

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

Our Annual Report discloses Risk Factors we face, including exposure to geopolitical, economic, and social changes. For fiscal year 2019, while we remain optimistic about long-term growth in the digital display industry, the recent U.S. Administrative trade actions, including tariffs and sanctions, and related reactions and responses outside the U.S. are very dynamic.  This environment has created volatility, such as increases in pricing of and demand for aluminum, electrical, and other components we use in our production. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We also expect some of the measures being contemplated by various governments will create market reactions and will possibly have significant financial impact in future quarters.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 26, 2019 AND JANUARY 27, 2018

Net Sales

	Three Months Ended
(in thousands)	January 26, 2019	January 27, 2018	Dollar Change	Percent Change
Net sales:
Commercial	$37,159	$35,483	$1,676	4.7%
Live Events	29,995	45,167	(15,172)	(33.6)
High School Park and Recreation	14,798	11,463	3,335	29.1
Transportation	15,390	11,189	4,201	37.5
International	17,727	27,014	(9,287)	(34.4)
	$115,069	$130,316	$(15,247)	(11.7)%
Orders:
Commercial	$41,114	$28,745	$12,369	43.0%
Live Events	45,767	39,911	5,856	14.7
High School Park and Recreation	17,034	13,451	3,583	26.6
Transportation	11,541	14,641	(3,100)	(21.2)
International	19,973	29,405	(9,432)	(32.1)
	$135,429	$126,153	$9,276	7.4%

Commercial: The increase in net sales for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to the timing of large custom projects in the spectacular niche, increased order volumes in the on-premise niche, and a decrease in shipments in the OOH niche.

The increase in orders for the three months ended January 26, 2019 compared to the same period one year ago was the net result of volatility in order timing of large custom projects in the spectacular niche and increased demand in the on-premise and OOH niches.

Live Events:  The decrease in net sales for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to lower orders on a year to date basis. During the third quarter of fiscal 2018, we recognized more than $15 million in sales on three projects, with no similar sized projects in the third quarter of fiscal 2019.

Orders increased for the three months ended January 26, 2019 compared to the same period one year ago due to the increased number of projects in professional sports and college and university venues. During the third quarter of fiscal 2019, we were awarded two projects each valued at over $4 million, with no similar sized projects in the third quarter of fiscal 2018.

High School Park and Recreation: The increase in net sales for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers as a result of growth in market activity and the timing of customer demand.

Orders increased for the three months ended January 26, 2019 compared to the same period one year ago due to overall strong market demand and an increase in projects for larger video systems.

Transportation: The increase in net sales for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to the timing of production for large orders and an increase in demand for intelligent transportation systems.

Orders for the three months ended January 26, 2019 compared to the same period one year ago decreased primarily due to variability caused by large order timing.

International:  Net sales for the three months ended January 26, 2019 compared to the same period one year ago decreased primarily due to the size and timing of large contracts and fluctuations in conversion to revenue inherent in this large contract business.

Orders decreased for the three months ended January 26, 2019 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

Product Order Backlog

The product order backlog as of January 26, 2019 was $168 million as compared to $151 million as of January 27, 2018 and $150 million at the end of the second quarter of fiscal 2019.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of January 26, 2019 increased from January 27, 2018 in our Commercial, Live Events, High School Park and Recreation, and Transportation business units and decreased in our International business unit.

Gross Profit

	Three Months Ended
	January 26, 2019		January 27, 2018
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,942	24.1%	$7,546	21.3%
Live Events	3,950	13.2	9,747	21.6
High School Park and Recreation	2,736	18.5	2,768	24.1
Transportation	5,880	38.2	3,570	31.9
International	3,361	19.0	4,936	18.3
	$24,869	21.6%	$28,567	21.9%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to lower sales volumes over relatively fixed infrastructure costs, $1.8 million in expenses for an unprofitable project and a litigation claim, and an increase in commodity costs due to the current global trade environment, which was partly offset by lower warranty expenses and a change in sales mix. Total warranty as a percent of sales decreased to 1.6% for the three months ended January 26, 2019 as compared to 2.9% during the three months ended January 27, 2018. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase for the three months ended January 26, 2019 compared to the same period one year ago was due to lower warranty and service expenses and sales mix.

Live Events: The gross profit percent decrease for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to lower sales volumes over relatively fixed infrastructure costs and an unprofitable project.

High School Park and Recreation:  The gross profit percent decrease for the three months ended January 26, 2019 as compared to the same period one year ago was primarily due to a litigation claim, partly offset by higher sales volumes over relatively fixed infrastructure.

Transportation:  The gross profit percent increase for the three months ended January 26, 2019 compared to the same period one year ago was primarily due to higher sales volumes over relatively fixed infrastructure costs and a change in sales mix.

International:  The gross profit percent increase for the three months ended January 26, 2019 compared to the same period one year ago was primarily the result of lower warranty expenses and a change in sales mix, partly offset by lower sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Three Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,460	12.0%	42.4%	$3,131	8.8%
Live Events	347	1.2	(94.1)	5,904	13.1
High School Park and Recreation	(384)	(2.6)	(1,014.3)	42	0.4
Transportation	4,959	32.2	88.9	2,625	23.5
International	(50)	(0.3)	(103.1)	1,594	5.9
	$9,332	8.1%	(29.8)%	$13,296	10.2%

Contribution margin consists of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facility-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin are as follows:

Selling expense in our High School Park and Recreation business unit increased in the third quarter of fiscal 2019 compared to the same quarter a year ago due to an increase in the allocation of shared resources to this market's selling efforts. Selling expense in our Live Events business unit decreased in the third quarter of fiscal 2019 compared to the same quarter a year ago due to reduced personnel related expenses.

Selling expense in our Commercial, Transportation, and International business units remained relatively flat during the third quarter of fiscal 2019 compared to the same quarter a year ago.

Other Operating Expenses

	Three Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,574	7.5%	2.9%	$8,335	6.4%
Product design and development	$8,280	7.2%	(0.2)%	$8,299	6.4%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the third quarter of fiscal 2019 increased as compared to the same period one year ago primarily due to an increase in professional fees and IT related systems.

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

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.

Product design and development expenses in the third quarter of fiscal 2019 remained relatively flat as compared to the same period one year ago. To deliver value to our customers and serve the markets' expectations, we expect a similar level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2019 as compared to fiscal 2018.

Other Income and Expenses

	Three Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$283	0.2%	139.8%	$118	0.1%
Other (expense) income, net	$(203)	(0.2)%	(58.3)%	$(487)	(0.4)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

The change in interest income, net for the third quarter of fiscal 2019 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other (expense) income, net:  The change in other income and expense, net for the third quarter of fiscal 2019 as compared to the same period one year ago was primarily due to foreign currency volatility and losses recorded from an equity method affiliate.

Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors, including operations in multiple jurisdictions worldwide, our effective tax rate is subject to fluctuation. We have recorded a tax rate of 55.4 percent for the third quarter of fiscal 2019 as compared to an effective tax rate of (67.0) percent for the third quarter of fiscal 2018. The change in the effective tax rate is due to tax credits proportionate to pre-tax book income, the release of $2.8 million in unrecognized tax benefits related to a lapse of statute, the release of $0.5 million for a valuation allowance reversal related to foreign net operating loss carryforwards, and a decrease in the federal statutory tax rate from 30.4 percent to 21 percent pursuant to the U.S. Tax Cuts and Jobs Act (the “Tax Act”), as compared to the same prior year period, which included a re-measurement of deferred taxes resulting in a $3.7 million impact to tax expense due to the lowering of the tax rate under the Tax Act. The Tax Act reduced the federal normal statutory rate from 35 percent to 21 percent; however, since we are a fiscal year tax filer, a blended rate of 30.4 percent was used for fiscal year 2018.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 26, 2019 AND JANUARY 27, 2018

Net Sales

	Nine Months Ended
(in thousands)	January 26, 2019	January 27, 2018	Dollar Change	Percent Change
Net sales:
Commercial	$113,797	$102,723	$11,074	10.8%
Live Events	134,566	191,432	(56,866)	(29.7)
High School Park and Recreation	74,498	69,602	4,896	7.0
Transportation	50,624	46,577	4,047	8.7
International	68,464	62,019	6,445	10.4
	$441,949	$472,353	$(30,404)	(6.4)%
Orders:
Commercial	$123,637	$97,816	$25,821	26.4%
Live Events	128,803	145,246	(16,443)	(11.3)
High School Park and Recreation	73,928	60,368	13,560	22.5
Transportation	54,736	38,155	16,581	43.5
International	65,291	79,909	(14,618)	(18.3)
	$446,395	$421,494	$24,901	5.9%

Commercial: Net sales for the nine months ended January 26, 2019 compared to the same period one year ago increased as a result of the timing of large custom projects in the spectacular niche and increased order volumes in the on-premise niche. The OOH niche remained relatively flat year over year.

The increase in orders for the nine months ended January 26, 2019 compared to the same period one year ago was the result of volatility in order timing of large custom projects in the spectacular niche and increased demand in the on-premise and OOH niches.

Live Events:  The decrease in net sales for the nine months ended January 26, 2019 compared to the same period one year ago was primarily due to decreased video project sizes with lower average sales price for arenas, professional sports, and colleges and universities. During the first nine months of fiscal 2018, we recognized more than $41 million in sales on seven projects, with no similar sized projects in the first nine months of fiscal 2019.

Orders decreased for the nine months ended January 26, 2019 compared to the same period one year ago due to a decreased number of projects in professional sports venues and an order cancellation. During the first nine months of fiscal 2018, we were awarded three projects each valued at over $5 million as compared to one project valued at over $5 million in the first nine months of fiscal 2019.

High School Park and Recreation: The increase in net sales for the nine months ended January 26, 2019 compared to the same period one year ago was primarily due to increased shipments of scoring systems and message centers as a result of growth in market activity and timing of customer demand.

Orders increased for the nine months ended January 26, 2019 compared to the same period one year ago due to overall strong market demand and an increase in large video system projects.

Transportation: Net sales for the nine months ended January 26, 2019 compared to the same period one year ago was primarily due to the variability of production for large orders and timing of customer schedules and an increase in demand for intelligent transportation systems.

Orders increased for the nine months ended January 26, 2019 compared to the same period one year ago primarily due to variability caused by large order timing and continued demand for intelligent transportation systems.

International:  Net sales increased in our International business unit for the nine months ended January 26, 2019 compared to the same period one year ago mainly due to the timing of recognizing revenue on large project orders and decreased orders on a year to date basis.

Orders decreased for the nine months ended January 26, 2019 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

Gross Profit

	Nine Months Ended
	January 26, 2019		January 27, 2018
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$27,593	24.2%	$21,085	20.5%
Live Events	26,495	19.7	43,056	22.5
High School Park and Recreation	21,997	29.5	23,672	34.0
Transportation	17,471	34.5	16,696	35.8
International	12,317	18.0	11,308	18.2
	$105,873	24.0%	$115,817	24.5%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the nine months ended January 26, 2019 compared to the same period one year ago was the net result of the changes described below:

Commercial:  The gross profit percent increase for the nine months ended January 26, 2019 compared to the same period one year ago was the result of lower warranty expenses, sales mix, and the $1.0 million adjustment of the contingent liability related to a prior acquisition earnout provision.

Live Events: The gross profit percent decrease for the nine months ended January 26, 2019 compared to the same period one year ago was the result of lower sales volumes over relatively fixed infrastructure costs and an unprofitable project, partly offset by lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease for the nine months ended January 26, 2019 as compared to the same period one year ago was due to competitive bidding on large projects, a change in sales mix, and a litigation claim, partly offset by higher sales volumes over relatively fixed infrastructure costs.

Transportation:  The gross profit percent decrease for the nine months ended January 26, 2019 compared to the same period one year ago was due to the receipt in the first nine months of the prior fiscal year of a supplier reimbursement for a component issue with no similar receipt in the first nine months of the current fiscal year, partly offset by higher sales volumes over relatively fixed infrastructure costs.

International:  The gross profit percent decrease for the nine months ended January 26, 2019 compared to the same period one year ago was primarily the result of the $1.2 million gain from the sale of our non-digital assets that was recorded in the first nine months of fiscal 2018, partly offset by higher sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Nine Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$13,984	12.3%	91.4%	$7,307	7.1%
Live Events	16,250	12.1	(50.0)	32,494	17.0
High School Park and Recreation	12,874	17.3	(17.5)	15,599	22.4
Transportation	14,245	28.1	4.7	13,612	29.2
International	480	0.7	(61.4)	1,245	2.0
	$57,833	13.1%	(17.7)%	$70,257	14.9%

Contribution margin consists of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin are as follows:

Selling expense in our High School Park and Recreation business unit increased in the nine months ended January 26, 2019 compared to the same period one year ago primarily due to a change in the allocation of resources to this market's selling efforts. Selling expense in our International business unit increased in the nine months ended January 26, 2019 compared to the same period one year ago primarily due to third-party commissions and increased personnel related expenses.

Selling expenses in our Commercial, Live Events, and Transportation business units remained relatively flat in the nine months ended January 26, 2019 compared to the same period one year ago.

Other Operating Expenses

	Nine Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$25,685	5.8%	(1.7)%	$26,138	5.5%
Product design and development	$26,611	6.0%	1.2%	$26,294	5.6%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the nine months ended January 26, 2019 decreased as compared to the same period one year ago primarily due to a decrease in professional fees.

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

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.

Product design and development expenses in the nine months ended January 26, 2019 as compared to the same period one year ago increased primarily due to increased labor costs assigned to product design and development projects relating to our strategy to accelerate the deployment of products and solutions to our markets. To deliver value to our customers and serve the markets' expectations, we expect a similar level of expenditures for new or enhanced customer solutions for the remainder of fiscal 2019 as compared to fiscal 2018.

Other Income and Expenses

	Nine Months Ended
	January 26, 2019			January 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$627	0.1%	80.7%	$347	0.1%
Other (expense) income, net	$(423)	(0.1)%	(1.4)%	$(429)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term marketing obligations.

The change in interest income, net in the nine months ended January 26, 2019 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and changes in investing and financing activities.

Other (expense) income, net:  The change in other income and expense, net for the nine months ended January 26, 2019 compared to the same period one year ago was primarily due to foreign currency volatility and losses recorded from an equity method affiliate.

Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors, including operations in multiple jurisdictions worldwide, our effective tax rate is subject to fluctuation. We have recorded a tax rate of (71.8) percent for the nine months ended January 26, 2019 as compared to an effective tax rate of 47.2 percent for the nine months ended January 27, 2018. The change in the effective tax rate is due to tax credits proportionate to pre-tax book income, the release of $2.8 million in unrecognized tax benefits related to a lapse of statute, the release of $0.5 million for a valuation allowance reversal related to foreign net operating loss carryforwards, and a decrease in the federal statutory tax rate from 30.4 percent to 21 percent pursuant to the Tax Act, as compared to the same prior year period, which included a re-measurement of deferred taxes resulting in a $3.7 million impact to tax expense due to the lowering of the tax rate under the Tax Act. The Tax Act reduced the federal normal statutory rate from 35 percent to 21 percent; however, since we are a fiscal year tax filer, a blended rate of 30.4 percent was used for fiscal year 2018.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 26, 2019	January 27, 2018	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$32,187	$26,953	19.4%
Investing activities	(19,926)	(1,245)	1,500.5
Financing activities	(8,771)	(10,144)	(13.5)
Effect of exchange rate changes on cash	62	667	(90.7)
Net increase in cash, cash equivalents and restricted cash	$3,552	$16,231	(78.1)%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $32.2 million for the first nine months of fiscal 2019 compared to net cash provided by operating activities of $27.0 million in the first nine months of fiscal 2018. The $5.2 million increase in cash from operating activities from the first nine months of fiscal 2018 to the first nine months of fiscal 2019 was the result of changes in net operating assets and liabilities of $7.7 million, a $1.0 million adjustment of the contingent liability, $0.7 million in depreciation and amortization, $0.5 million increase in net income, and $0.1 million in other non-cash items, net, adjusted by $3.8 million in deferred income taxes, and a $1.0 million gain on the sale of property, equipment and other assets.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 26, 2019	January 27, 2018
(Increase) decrease:
Accounts receivable	$(1,209)	$2,797
Long-term receivables	148	752
Inventories	2,617	(4,462)
Contract assets	4,199	3,954
Prepaid expenses and other current assets	1,231	221
Property and equipment and other assets available for sale	(1,893)	—
Income tax receivables	(433)	(2,115)
Investment in affiliates and other assets	130	272
Increase (decrease):
Current marketing obligations and other payables	155	(385)
Accounts payable	(10,059)	(9,829)
Contract liabilities	12,104	2,573
Accrued expenses	5,247	4,220
Warranty obligations	(2,604)	(242)
Long-term warranty obligations	(687)	1,588
Income taxes payable	(1,333)	(447)
Long-term marketing obligations and other payables	(249)	807
	$7,364	$(296)

Overall, changes in operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the sports market seasonality.

Net cash used in investing activities: Net cash used in investing activities totaled $19.9 million in the first nine months of fiscal 2019 compared to net cash used in investing activities of $1.2 million in the first nine months of fiscal 2018. Marketable securities, net totaled $3.0 million in the first nine months of fiscal 2019 as compared $8.5 million in the first nine months of fiscal 2018. Purchases of property and equipment totaled $14.1 million in the first nine months of fiscal 2019 compared to $10.9 million in the first nine months of fiscal 2018. Proceeds from the sale of property, equipment and other assets totaled $0.3 million in the first nine months of fiscal 2019 compared to $2.1 million in the first nine months of fiscal 2018; this was mostly related to the sale of our non-digital division assets in the first nine months of fiscal 2018. During the first nine months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $8.8 million for the nine months ended January 26, 2019 compared to $10.1 million in the same period one year ago. Principal payments on long-term obligations for the nine months ended January 26, 2019 was $0.4 million compared to $1.0 million during the first nine months of fiscal 2018, which was mostly related to a contingent liability payment. Dividends of $9.4 million, or $0.21 per share, were paid to Daktronics shareholders during the first nine months of fiscal 2019, as compared to dividends of $9.3 million, or $0.21 per share, paid to Daktronics shareholders during the first nine months of fiscal 2018. Proceeds from the exercise of stock options for the nine months ended January 26, 2019 were $1.3 million compared to $0.5 million during the first nine months of fiscal 2018.

Other Liquidity and Capital Resources Discussion: We had $3.1 million of retainage on long-term contracts included in receivables and contract assets as of January 26, 2019, which we expect to collect within one year.

Working capital was $135.6 million and $132.8 million at January 26, 2019 and April 28, 2018, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the seasonality of the sports market can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

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

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credits. The interest rate ranges from LIBOR plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 4.0 percent at January 26, 2019.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of January 26, 2019, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $11.2 million.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20.0 million. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States.  This credit agreement is unsecured.  It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $55.0 million. The interest rate is equal to LIBOR plus 1.5 percent. As of January 26, 2019, there were no advances outstanding under the loan agreement and approximately $3.6 million in bank guarantees under this line of credit.

As of January 26, 2019, we were in compliance with all applicable bank loan covenants.

We utilize cash on hand to pay dividends to our investors. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 28, 2018:

Date Declared	Record Date	Payment Date	Amount per Share
May 31, 2018	June 11, 2018	June 21, 2018	$0.07
September 6, 2018	September 17, 2018	September 27, 2018	$0.07
November 29, 2018	December 10, 2018	December 20, 2018	$0.07

Although we expect to continue to pay dividends for the foreseeable future, the nature and amounts of dividends will be reviewed regularly and declared by the Board of Directors at its discretion.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At January 26, 2019, we had $6.6 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures. We are projecting capital expenditures to be less than $20.0 million for fiscal 2019 purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018. There have been no material changes in our exposure to these risks during the first nine months of fiscal 2019.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 26, 2019, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 26, 2019, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 26, 2019, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the nine months ended January 26, 2019, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	February 22, 2019

Index to Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 0-23246 unless otherwise indicated.

3.1
Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 10-Q/A (Amendment No. 1) of Daktronics, Inc. filed on December 21, 2018).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended January 26, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.