Form 10-K
period 2019-04-27
DAKTRONICS INC /SD/
filed 2019-06-07
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 27, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___.
Commission File Number: 0-23246

Daktronics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Dakota	46-0306862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Daktronics Drive Brookings, SD	57006
(Address of Principal Executive Offices)	(Zip Code)
(605) 692-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	DAKT	NASDAQ Global Select Market
Preferred Stock Purchase Rights	DAKT	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates at October 27, 2018 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on the NASDAQ Global Select Market on such date, was approximately $332,784,773. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 3, 2019 was 45,180,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 4, 2019 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 27, 2019

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; and (xiv.) the timing and magnitude of any acquisitions or dispositions. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

PART I.

Item 1.  BUSINESS

Business Overview

Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are the world's industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications.  We serve our customers by providing the highest quality standard display products as well as custom-designed and integrated systems.  We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems.  We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to the world leader in the display industry. We currently employ 2,722 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006 telephone 605-692-4200. Our Internet address is https://www.daktronics.com.

Our annual, quarterly and current reports and any amendments to those reports are freely available in the "Investor Relations" section of our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the Securities and Exchange Commission (the "SEC"). These reports and other reports, proxy, and electronic filings are also found on the SEC’s website at www.sec.gov. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.

We have organized our business into five segments: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the type of customer or geography and are the same as our business units. Financial information concerning these segments is set forth in this Form 10-K in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so we could meet all our customers' large format display needs in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming a leader in large electronic displays.  LED technologies continue to evolve and advance, creating new high-resolution and micro-LED display options. Today, the industry continues development in both the construct of the micro-LED and production methods of micro-LED display panels using mass-transfer technology.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below:

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display system sales in professional sports, colleges and universities, and commercial spectacular projects.  We also use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence.  The majority of our products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail/email advertising, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams and demonstration equipment.

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

Technical Contracting.  We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions.  The purchase of display systems typically involves competitive proposals.  As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system.  We usually include site preparation and installation services related to the display system in our proposal.  In these cases, we serve as a contractor and may retain subcontractors for electrical, steel and installation labor.  We have developed relationships with many subcontractors throughout the United States and the world, which is an advantage for us in bidding and delivering on these projects. We are licensed as a general contractor in many jurisdictions.

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

Our products are comprised of the following product families, all of which include software and controller options:

•Video displays
•Scoreboards and timing systems
•Message displays
•ITS (intelligent transportation systems) dynamic message signs
•Space availability displays
•Sound systems
•Out-of-Home advertising displays
•Digit and price displays
•Indoor dynamic messaging systems

Each of these product families is described below:

Video Displays.  These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation.  These displays include red, green and blue LEDs arranged in various combinations to form pixels.  The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED mount technology (surface mount vs. through-hole).

We offer a broad range of indoor and outdoor LED video displays with these varying features. Examples of indoor offerings include centerhung displays, landmark displays, video walls, ribbon board displays, hanging banners, corporate office entrance displays, and video displays designed for retail stores, restaurants, malls, transportation hubs and other similar indoor facilities.

 Video displays provide content to serve as a revenue generation source through advertising, an information and communication medium (e.g. scoring, statistics, way-finding, advertising), or provide interior design elements to create luxurious space to feature digital art.

Our mobile and modular display systems are transportable and are comprised of lightweight individual LED video panels less than a square meter in size and are assembled together to form a display in a customizable size.  These displays are used for both indoor and outdoor touring shows and for other live events.

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

The control components for video displays in live event applications include our Show Control Software Suite, proprietary digital media players and video processors. These control components provide advanced capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate entire networks of displays from a single, intuitive control interface.  Its features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network.

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

Message Displays.  The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with the Venus® Control Suite. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size and viewing distance. Galaxy® displays can display text, graphics and animation, as well as prerecorded video clips. They are used primarily as message centers to convey information and advertising to consumers.

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

Sound Systems.  Our sound systems include both standard and custom options.  Standard systems are designed to meet the needs of a variety of indoor and outdoor sports venues based on the size and configuration of the facility.  Custom indoor and outdoor systems are tailored for larger venues and venues with unique seating configurations and are often integrated into an overall venue solution for scoring, timing, message display and/or video capability. Our audio systems also complement our video display systems used in mall applications.

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

Software and Controller Options. The Venus® Control Suite, Show Control, Vanguard®, and other options offer easy control solutions to help customers manage content on their displays. Content includes media, scoring, timing, statistics, advertising, way-finding information, playback loops and entertainment type visualizations.  Software and controller options are available in on-premise and hosted cloud-based configurations and are accessible by multiple devices.

Raw Materials

Materials used in the production of our video display systems are sourced from around the world. Examples of the materials we use in production include LEDs, integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, price changes or defects in the supplied material or component could have an adverse impact on our business and operations.  Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

During fiscal 2019, many electrical components were in high demand or market factors impacted availability, both of which caused extended lead-times and price volatility and resulted in an additional cost of $3.8 million for these materials. We also incurred $2.5 million of tariff related expenses on imports of materials to the U.S. due to the U.S. administration's implementation of tariffs on aluminum, steel, and items made in China. We believe this estimate is useful to investors in evaluating our operating performance; however, this estimate is not a measure defined by generally accepted accounting principles in the United States ("GAAP"), and our methodology for determining this estimate may vary from the methodology used by other companies.

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

Because of the seasonality and volatility in business demand and variety of product types, we may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results.

Working Capital

For information regarding working capital items, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this Form 10-K.

Customers

We have a large and diverse worldwide customer base, ranging from local main street business owners and out-of-home companies to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.

Backlog

Our remaining performance obligations ("backlog") consist of contractually binding sales agreements or purchase orders for integrated electronic display systems and related products and service. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security. As a result, certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog can fluctuate due to large order bookings and the timing and seasonality of net sales. Because order backlog fluctuates and may be subject to extended delivery schedules, orders may be canceled and have varied estimated profitability. Our backlog is not necessarily indicative of future net sales or net income. Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.

Our backlog as of April 27, 2019 was $257 million as compared to $219 million as of April 28, 2018. We expect to fulfill this backlog within the next 24 months.

Government and Other Regulation

In the United States and other countries, various laws, regulations and ordinances related to our products and controllers restrict the installation of outdoor signs and displays, particularly in the commercial and transportation markets.  These laws and regulations impose greater restrictions on electronic displays versus non-electronic displays due to alleged concerns over aesthetics or driver safety. Globally, our products are also subject to various regulations and standards including electromagnetic interference, electromagnetic compatibility, electrical safety, and flammability standards. We design and have our products tested for these regulations; however, these factors may prevent or inhibit us from selling products to some prospective customers in certain geographies.

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

Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements can include certification of country of origin, classification within the various tariff codes and trade agreements, compliance with other specific product or country import/export regulations, and payment of certain import or export tariffs, duties, or taxes.

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

Competition

We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors include both United States and foreign companies and range in size and product offerings. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or include different service and controller offerings.  Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs.

We believe that our ability to compete depends upon customer centric product and service quality and features, technical expertise, service breadth, and cost-effective solutions.

Research and Development

Our engineering, process design, and product and service design and development capabilities and experience are very important factors in continuing to develop, produce, and offer the most up-to-date digital displays and control system solutions desired by the market.

Employees

As of April 27, 2019, we employed approximately 2,412 full-time employees and 310 part-time and temporary employees.  Of these employees, approximately 879 were in manufacturing, 570 were in sales and marketing, 570 were in customer service, 450 were in engineering and 253 were in general and administrative.  None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Item 1A.  RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with the rapidly changing product market or to compete effectively, we could lose market share as well as limited and uniquely configured orders, which could negatively impact our results of operations.

The electronic display industry is characterized by ongoing product improvement, innovations and development. We compete against products produced in foreign countries and the United States. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or include different service and controller offerings.  Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs. To remain competitive, we must anticipate and respond quickly to our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively.

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

In connection with the preparation of our financial statements, including the Consolidated Financial Statements included in this Form 10-K, our management is required under GAAP to make estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. These estimates and assumptions affect the timing of net sales, costs, and profits or losses in applying the principles to contracts with customers under the cost incurred input method; estimated amounts for warranty costs; the valuation of our deferred tax assets; fair value estimates used in goodwill and long-term assets testing; and estimating the impact of uncertainties in the application of complex tax laws. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operation could be adversely affected.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition, results of operations and reputation.

We provide warranties on our products with terms varying from one to 10 years.  In addition, we offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and accrue a liability for estimated warranty costs, unanticipated claims could have a material adverse impact on our financial results. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation. Remediation of a claim may take time and could result in lost or deferred revenue, lead to costly warranty expenses, and could have a material adverse impact on our financial condition and operating results.

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. During our fiscal years 2019, 2018, and 2017, we recognized warranty expense and estimated equipment service agreement losses for probable and reasonably estimated costs to remediate this issue of $2.4 million, $4.5 million, and $1.8 million, respectively. The increased warranty expense in fiscal 2018 is primarily based on our decision to preserve our market leadership and for customer relationship purposes in certain cases beyond our contractual obligations. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for more information regarding our warranty accrual.

We enter into fixed-price contracts, which could reduce our profits if actual costs exceed estimated costs.

Because of the complexity of many of our client contracts, accurately estimating the cost, scope and duration of a particular contract can be a difficult task. Unanticipated costs that exceed our original estimates may not be recoverable under fixed price contracts. Unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost, shortages or non-availability of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints.  In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages which would negatively impact our profits.

Backlog may not be indicative of future revenue or profitability.

Many of our products have long sales, delivery and acceptance cycles. In addition, our backlog is subject to order cancellations and delays. Orders normally contain cancellation provisions to permit our recovery of costs expended as well as a pro-rata portion of the profit.  If projects are delayed, revenue recognition can occur over longer periods of time, and projects may remain in backlog for extended periods of time.  If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog may reach levels which may not be sustained in subsequent quarters.

We depend on a single-source or a limited number of suppliers for our raw materials and components. The loss, interruption, or material change in our business relationships with our suppliers could cause a disruption in supply and a substantial increase in the costs of such materials. Such changes could cause harm to our sales, financial condition, and results of operations.

We obtain some of our raw materials and components used to manufacture our products from one or a limited number of suppliers in countries around the world. An interruption from our suppliers of raw materials or components could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations.  Although we believe our supply of raw materials and components is adequate for the needs of our business, we cannot assure that new sources of supply will be available if needed.

If we fail to timely and effectively obtain shipments of raw materials and components from our suppliers or to send shipments of our manufactured product to our customers, our business and operating results could be adversely affected.

We cannot control all the various factors that might affect our suppliers' timely and effective delivery of raw materials and components to our manufacturing facilities or the availability of freight capacity for us to deliver products to our customers.

Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes, that could disrupt operations at ports-of-entry; transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.

Price fluctuations in, and shortages of, raw materials and components can have a significant impact on our price competitiveness and/or ability to produce our products which could cause harm to our sales, financial condition and results of operations.

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

During fiscal 2019, many electrical components were in high demand or market factors impacted availability, both of which caused extended lead-times and price volatility resulting in an estimated additional cost of $3.8 million for these materials.

We may depend on third parties to complete our contracts.

Depending on the scope of work of a contract, we may hire third-party subcontractors to perform on-site installation and service-related activities, hire manufacturers of structures or elements of structures related to on-site installation, hire contract manufacturers for certain product lines, or purchase specialty non-display related system elements from other companies. If we are unable to hire qualified subcontractors, find qualified manufacturers for on-site elements, find qualified contract manufacturers, or purchase specialty non-display system elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.

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

For the foreseeable future, it is anticipated that our cash on hand, marketable securities, cash provided by operating activities, and borrowings from our existing credit facilities should provide sufficient funds to finance our capital expenditures and working capital needs and otherwise meet operating expenses and debt service requirements.  However, if additional capital is required or we are unable to renew our existing credit facilities, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to perform their obligations to us. We expect to enter into a new credit facility, loan agreement, and guaranty agreement prior to our current agreements expiring in November 2019.

The transition away from LIBOR may adversely affect our cost to obtain financing.

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

Our global operations expose us to global regulatory, geopolitical, economic and social changes and add additional risks and uncertainties which can harm our business, operating results, and financial condition.

Our United States and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with global regulations. Global conditions include political developments, economic changes, unfavorable trading policies, difficulties in staffing and managing global operations, changes in foreign and domestic governmental regulations or requirements, treaty and trade relationships, changes in monetary and fiscal policies, changes in laws and regulations, or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties exist include changing social conditions and attitudes, terrorism, or political hostilities and war. Other difficulties of global operations include staffing and managing our various locations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.

As a result of U.S. Administrative trade actions in 2018 and 2019, we experienced volatility in supply and increases in pricing of aluminum, electrical, and other components we use in our production. Further trade disputes could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We estimate fiscal 2019 results were impacted by approximately $6.3 million of additional costs for price changes and tariffs.

Our business could be impacted by the United Kingdom's potential withdrawal from the European Union (known as "Brexit"). Brexit may adversely affect global economic and market conditions and could contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. Brexit may also adversely affect our revenues and could subject us to new regulatory costs and challenges in addition to other adverse effects that we are unable to effectively anticipate.

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

In particular, we and our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the United States Foreign Corrupt Practices Act (the “FCPA”); United Kingdom Bribery Act (the “Bribery Act”); and export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (the “DDTC”), and the Bureau of Industry and Security of the U.S. Department of Commerce.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations and trade sanctions against embargoed countries and destinations administered by OFAC. Before shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity, and restrictions on our ability to export our products. Repeat failures could carry more significant penalties.

Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Violations of anti-corruption, anti-bribery and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our joint venture partners take inside or outside of the United States even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.

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

Further changes in the tax laws of the United States and foreign jurisdictions could arise, including additional tax reform in the United States and the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations, that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition and results of operations.

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

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets.  As a result of prior acquisitions, we have goodwill and intangible assets recorded in our consolidated balance sheets as described in "Note 7. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains in our consolidated balance sheets indefinitely unless there is an impairment or a sale of a portion of the business. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which would adversely affect our results of operations in future periods. During fiscal 2017, we recorded a technology and customer list intangible asset impairment of $0.8 million and a gain from the sale of our non-digital assets of $1.3 million in fiscal 2018. We had no impairments in fiscal 2018 or 2019.

Our data systems could fail or their security could be compromised, causing a material adverse effect on our business.

We rely heavily on digital technologies for the successful operation of our business, for the support of our controller offerings, and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate date protection or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems, to reimburse customers losses, and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect or use personal information.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. For example, effective in May 2018, the General Data Protection Regulation (“GDPR”) became effective, and the GDPR applies to any organization, including Daktronics, that holds or uses data on people inside the European Union (“EU”). Under the GDPR, businesses must generally obtain consent from individuals in the EU before they store or process personal information, and data cannot be held longer than necessary. The GDPR creates new compliance obligations, which have caused us to change some of our business practices relative to the EU. The GDPR greatly increases the jurisdictional reach of EU law and significantly increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.

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

Compliance with current or future privacy, data protection and information security laws relating to consumer and/or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, customer indemnity claims, decreases in the use or acceptance of our products and services, and damage to our reputation and our brand.

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

We are involved from time to time in a variety of litigation, investigations, inquires or similar matters arising in our business. Litigation, investigations and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, indemnity claims, or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on litigation obligations.

Our business involves the use of hazardous materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the blending, controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe the safety procedures we utilize for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business, financial condition and results of operations may be adversely affected and our reputation may be harmed.

If our internal control over financial reporting is found to be ineffective, our financial statements may not be fairly stated, raising concerns for investors and potentially adversely affecting our stock price.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. We may encounter problems or delays in completing the review and evaluation, implementing improvements, or receiving a positive attestation from our independent registered public accounting firm.  In addition, our assessment of internal controls may identify deficiencies in our internal controls over financial reporting or other matters which may raise concerns for investors, which may adversely affect our stock price.

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

•
the adoption of a shareholder rights plan providing for the exercise of junior participating preferred stock purchase rights when a person becomes the beneficial owner of 20 percent or more of our outstanding common stock and upon the occurrence of certain similar events (subject to certain exceptions);

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

The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet our shareholders’ expectations, and the price at which our stock trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of common stock in the market or by the perception such sales could cause.

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

Additionally, if we fail to meet or exceed the expectations of security analysts and investors, or if one or more of the security analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates and forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio, press reports and blogs.

There can be no assurance that we will pay dividends on our common stock.

Our Board of Directors has approved a regular dividend since fiscal 2006. The declaration, amount and timing of such dividends are determined by our Board of Directors at their discretion. Such determinations are subject to capital availability, compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends, strategic investment cash needs, business outlook and other factors balancing our long-term needs of our business and the interests of our shareholders.

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

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, who is Dr. Aelred Kurtenbach's son, serves as our Chairman of the Board and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 8.9% of our outstanding common stock as of June 3, 2019, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 3, 2019. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.5% of our outstanding common stock as of June 3, 2019, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 3, 2019. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals”, which has imposed and may impose additional costs on us and could raise reputational challenges and other risks.

The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required, we have filed annual Forms SD since 2014 reporting our work performed to gain information on the source of conflict minerals we use. We incur costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins of all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal properties include space for manufacturing products, designing and testing new developments or processes, and employee collaboration space. Our properties are somewhat aligned with our business segments; however, we manufacture the same products across our manufacturing facilities to efficiently utilize capacity and reduce costs. We consider all our properties to be both suitable and adequate to meet our requirements for the foreseeable future.

Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	773,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	60,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	278,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	137,000	Manufacturing, Sales, Service, Office

We also utilize sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions. These spaces are generally small leased offices used for sales related activities. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on lease obligations.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol DAKT.  Daily market activity along with quoted prices and other trading information are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 3, 2019, we had 1,024 shareholders of record.

The following graph shows changes during the period from April 26, 2014 to April 27, 2019 in the value of $100 invested in: (1) our common stock; (2) The NASDAQ Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Share Repurchases

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics, Inc. may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2019 and 2018, we had no repurchases of shares of our outstanding common stock. During fiscal 2017, we repurchased 0.3 million shares of common stock at a total cost of $1.8 million. As of April 27, 2019, we had $38 million of remaining capacity under our current share repurchase program.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Items 7 and 8 in this Form 10-K.  The statement of operations data for the fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017 and the balance sheet data at April 27, 2019 and April 28, 2018 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended April 30, 2016 and May 2, 2015 and the balance sheet data at April 29, 2017, April 30, 2016 and May 2, 2015 are derived from audited financial statements that are not included in this Form 10-K.

	2019(2)(3)(5)(7)	2018(4)(5)(7)	2017(6)(7)	2016(7)(8)	2015(1)(9)(10)
Statement of Operations Data:
Net sales	$569,704	$610,530	$586,539	$570,168	$615,942
Gross profit	130,294	145,669	140,415	121,019	144,579
Gross profit margin	22.9%	23.9%	23.9%	21.2%	23.5%
Operating (loss) income	(4,728)	12,460	15,421	2,495	31,285
Operating margin	(0.8)%	2.0%	2.6%	0.4%	5.1%
Net (loss) income	(958)	5,562	10,342	2,061	20,882
Diluted (loss) earnings per share	(0.02)	0.12	0.23	0.05	0.47
Weighted average diluted shares outstanding	44,926	44,873	44,303	44,456	44,443
Balance Sheet Data:
Working capital	$119,601	$132,825	$127,130	$123,714	$149,075
Total assets	349,216	358,800	355,433	349,948	379,479
Total long-term liabilities	27,481	29,876	26,552	27,364	25,420
Total shareholders' equity	187,663	197,616	198,286	201,067	212,039
Cash dividends per share	0.28	0.28	0.31	0.40	0.40
(1) Fiscal year 2015 consisted of 53 weeks. Each of the other fiscal years presented consisted of 52 weeks.
(2) Includes the net assets acquired of AJT Systems, Inc. See "Note 5. Business Combination" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(3) Includes the release of $2.7 million in unrecognized tax benefits related to the lapse of a statute of limitations and the release of $0.5 million for a valuation allowance reversal related to foreign net operating loss carryforwards. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(4) Includes the sale of our non-digital division assets. See "Note 6. Sale of Non-Digital Division Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(5) Includes the effects of the U.S. Tax Cuts and Jobs Act, which impacted our deferred tax asset valuation and increased tax expense. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(6) Includes an impairment loss on intangible assets. See "Note 6. Sale of Non-Digital Division Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(7) Includes an additional warranty charge in our OOH product application in fiscal years 2019, 2018, 2017, and 2016 of $2.4 million, $4.5 million, $1.8 million, and $9.2 million, respectively. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(8) Includes the acquisition of ADFLOW Networks, Inc. in March 2016. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for further information.
(9) Includes the acquisition of Data Display in August 2014. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for further information.
(10) Includes the sale of our automated rigging systems division for theatre applications. See "Note 5. Sale of Theatre Rigging Division" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for further information.

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

EXECUTIVE OVERVIEW

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We organize into business units to focus on customer loyalty over time to earn new and replacement business because our products have a finite lifetime. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).

We measure our success using a variety of measures including:

•	Our percentage of market share by comparing our estimated revenue to the total estimated global digital display revenue,

•	Our order growth compared to the overall digital market order change,

•	Financial metrics such as annual order volume and profit change as compared to our previous financial results,

•	Customer retention and expansion rates, and

•	Our ability to generate profits over the long-term to provide a shareholder return.

Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, the overall cost to manufacture and the selling prices of our products have decreased over the years and are expected to continue to decrease in the future. Our competitors outside the U.S. are impacted differently by the global trade environment allowing them to avoid tariff costs or reduce prices. As a result, additional competitors have entered the market and each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. However, the decline of digital solution pricing over the years and increased user adoption and applications have increased the size of the global market.

Competitor offerings, actions and reactions also can vary and change over time or in certain customer situations. Projects with multimillion-dollar revenue potential attracts competition, and competitors can use marketing or other tactics to win business.

Each of our business unit's long-term performance can be impacted by economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns, the sports business can also be seriously impacted.

We can be impacted by short-term events like the U.S. Administrative trade actions in 2018 or a number of other factors that are disclosed in "Item 1A. Risk Factors" included in this Form 10-K.

The outlook and unique key growth drivers and challenges by our business units include:

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

•
National accounts standard display market opportunities due to customers' desire to communicate their message, advertising and content consistently across the country. Increased demand is possible from national retailers, quick-serve restaurants, petroleum retailers, and other nationwide organizations.

•	Additional standard display offerings using micro-LED designs.

•	Increasing use of LED technologies replacing signage previously using liquid crystal display ("LCD") technology by existing and new customers.

•
Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, shopping centers, cruise ships and Times Square type locations.

•	Dynamic messaging systems demand growth due to market adoption and expanded use of this technology.

•
The use of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.

•
The continued deployment of digital billboards as out-of-home ("OOH") advertising companies continue developing new sites and replacing digital billboards reaching end of life.  This is dependent on no adverse changes occurring in the digital billboard regulatory environment restricting future billboard deployments, as well as maintaining our current market share in a business that is concentrated in a few large OOH companies.

•	Replacement cycles within each of these areas.

Live Events Business Unit: Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.

•	Lower product costs, driving an expansion of the marketplace.

•	Our product and service offerings, including additional micro-LED offerings which remain the most integrated and comprehensive offerings in the industry.

•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.

•	The desire for high-definition video displays, which typically drives larger displays or higher resolution displays, both of which increase the average transaction size.

•	Dynamic messaging system needs throughout a sports facility.

•	Increasing use of LED technologies replacing signage previously using LCD technology in and surrounding live events facilities.

•	Replacement cycles within each of these areas.

High School Park and Recreation Business Unit: Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:

•
Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays compared to traditional scoreboards and these systems' ability to provide or enhance academic curriculum offerings for students.

•	Increased demand for different types of displays and dynamic messaging systems, such as message centers at schools to communicate to students, parents and the broader community.

•	Lower system costs driving the use of more sophisticated displays in school athletic facilities, such as large integrated video systems.

•	Expanding control system options tailored for the markets' needs.

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications. Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source. Growth is also expected in dynamic messaging systems for advertising and way-finding use in public transport and airport terminals due to expanded market usage and displays, with LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.

International Business Unit: Over the long-term, we believe growth in the International business unit will result from achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East. We also focus on sports facility, spectacular-type, OOH advertising products, and architectural lighting market opportunities and the factors listed in each of the other business units to the extent they apply outside of the United States and Canada. Additional opportunities exist with expanded market usage of LED technology due to price considerations, usage of LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Report. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in "Note 1. Nature of Business and Summary of Significant Accounting Policies", the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.

 A critical accounting policy is defined as a policy that is both very important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments. We regularly review our critical accounting policies and evaluate them based on these factors. We believe the estimation process for uniquely configured contracts and warranties are most material and critical. These areas contain estimates with a reasonable likelihood to change, and those changes could have a material impact on our financial condition and reported results of operations. The estimation processes for these areas are also difficult, subjective and use complex judgments. Our critical accounting estimates are based on historical experience; on our interpretation of GAAP, current laws and regulations; and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  Actual results may differ from these estimates.

Revenue recognition on uniquely configured contracts.  Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost incurred input method. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. The cost incurred input method measures cost incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform the contract include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.

We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to our customer is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times the system is customized or significantly modified to the customer's desired configurations and location, and the interrelated goods and services provide utility to the customer as a package. See "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on our revenue recognition policies.

Warranties.  We have recognized an accrued liability for warranty obligations equal to our estimate of the actual costs to be incurred in connection with our performance under the contractual warranties.  Warranty estimates include the cost of direct material and labor estimates to repair products over their warranty coverage period. Generally, estimates are based on historical experience considering known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional accruals may become necessary, resulting in an increase in cost of sales. Although prior estimates have been materially correct, estimates for warranty liabilities can change based on actual versus estimated defect rates over the lifetime of the warranty coverage, a difference in actual to estimated costs to conduct repairs for the components and related labor needed, and other site related actual to estimated cost changes.

As of April 27, 2019 and April 28, 2018, we had approximately $24.5 million and $30.0 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 18. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Net Sales

The following table shows information regarding net sales for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017:

	April 27, 2019	April 28, 2018	2019 vs 2018		April 29, 2017	2018 vs 2017
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$148,833	$134,535	$14,298	10.6%	$148,073	$(13,538)	(9.1)%
Live Events	170,952	236,333	(65,381)	(27.7)	213,982	22,351	10.4
High School Park and Recreation	91,187	87,627	3,560	4.1	82,798	4,829	5.8
Transportation	64,391	59,578	4,813	8.1	52,426	7,152	13.6
International	94,341	92,457	1,884	2.0	89,260	3,197	3.6
	$569,704	$610,530	$(40,826)	(6.7)%	$586,539	$23,991	4.1%
Orders:
Commercial	$162,592	$135,363	$27,229	20.1%	$151,562	$(16,199)	(10.7)%
Live Events	179,217	203,036	(23,819)	(11.7)	222,965	(19,929)	(8.9)
High School Park and Recreation	98,139	87,243	10,896	12.5	83,605	3,638	4.4
Transportation	73,059	50,581	22,478	44.4	62,638	(12,057)	(19.2)
International	95,873	107,244	(11,371)	(10.6)	92,734	14,510	15.6
	$608,880	$583,467	$25,413	4.4%	$613,504	$(30,037)	(4.9)%

Fiscal Year 2019 as compared to Fiscal Year 2018

Commercial: The increase in net sales for fiscal 2019 compared to fiscal 2018 was primarily due to the timing of large custom projects in the spectacular niche and increased order volumes in the on-premise and OOH niches.

The increase in orders for fiscal 2019 compared to fiscal 2018 was primarily due to an active spectacular market in Times Square, Las Vegas, and other similar locations. In addition, orders grew in the OOH niche because of higher demand for digital billboard replacements and new installations and due to winning a multimillion-dollar OOH airport installation.

We continue to see increased adoption of video solutions in our Commercial business unit marketplace. We see opportunity for orders and sales over the coming years in our OOH, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, our releases of new solutions, additional distribution methods, and increased market size due to the decline of digital pricing over the years as well as the desire for higher resolution technology. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environments, and competitive factors, it is difficult to predict orders and net sales for fiscal 2020. We expect growth in the Commercial business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

Live Events:  The decrease in net sales for fiscal 2019 compared to fiscal 2018 was primarily due to decreased orders for the reasons described below.

We had continued order success throughout most of our Live Event sports and entertainment markets; however, we had a decrease in orders for fiscal 2019 compared to fiscal 2018, which was primarily the result of fewer project wins in professional sports due to fewer project opportunities in the market and strong competition. During fiscal 2018, we were awarded three projects each valued at over $5 million as compared to one project valued at over $5 million in fiscal 2019.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display systems and in the usage of dynamic messaging systems throughout their facilities in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, the limited number of large custom projects, and competitive factors, make forecasting fiscal 2020 orders and net sales difficult. We expect similar results in fiscal 2020 and continued growth in this business unit over the long-term, assuming favorable economic conditions and success in counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2019 compared to fiscal 2018 was primarily due to increased order volumes described below and the related timing of converting orders into sales dependent on customers' schedules.

The increase in orders for fiscal 2019 compared to fiscal 2018 was primarily due to the market’s increased demand for video products and control systems and our on-going success selling catalog marques and scoring systems. Video projects have a larger average selling price than historical sales, which consisted of a higher concentration of classic scoring systems in this business unit.

We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2020, primarily in high school facilities, which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents using these systems.  Several factors, such as the discretionary nature of customers committing to upgrade systems, replacement cycles and competitive factors, make forecasting fiscal 2020 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Transportation:  The increase in net sales for fiscal 2019 compared to fiscal 2018 was primarily due to the increased production of large orders, the timing of customer schedules, and an increase in demand for intelligent transportation systems.

The increase in orders for fiscal 2019 compared to fiscal 2018 was primarily due to increased orders for intelligent transportation systems and tolling applications as state transportation departments and private public partnerships continue to invest in ways to better inform travelers, manage transport systems, and collect revenues.

Several factors, such as transportation funding, the competitive environment, and customer delivery changes, make forecasting orders and net sales difficult for fiscal 2020. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and way-finding use in public transport and airport terminals continues to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.

International:  The increase in net sales for fiscal 2019 compared to fiscal 2018 was primarily the result of timing on large project orders being completed.

The decrease in orders for fiscal 2019 compared to fiscal 2018 was primarily due to the general variations in timing of large contracts and account-based order placements.

We expect demand for larger video systems for commercial and sports applications, indoor and outdoor OOH applications, and transportation applications to remain strong over the long-term. Macroeconomic factors, the discretionary nature of customers committing to new systems or replacements, and the pace of market growth may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2020. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share, continue to enhance our tailored portfolio of product and control solution offerings, and increase the use and adoption of our technology globally.

Product Order Backlog: The product order backlog as of April 27, 2019 was $202 million as compared to $171 million as of April 28, 2018.  Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog increased from one year ago in our Commercial, Transportation, Live Events, and High School Park and Recreation business units and decreased in our International business unit.

Fiscal Year 2018 as compared to Fiscal Year 2017

Commercial: The decrease in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to lower order volume in the on-premise niche and the timing of delivery of large projects in the spectacular niche, which was partially offset by an increase in sales in the OOH niche.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily due to decreases in orders in the on-premise and spectacular focused niches due to several factors, including competitive market pricing, a timing difference in national account-based opportunities, and the natural volatility of large project timing, which was partially offset by an increase in orders in the OOH niche.

Live Events:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily the timing of the demand for upgraded or new solutions for arenas, professional sports, and colleges and universities. These types of installations occur for new construction or refurbishment needs of the customer and can vary in timing and size in accordance with the needs of the customer. During fiscal 2018, we completed and recognized more than $21 million of sales for two specific significant customer orders, which contributed to the increase in sales.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily the result of the size and timing of large contract order awards. During fiscal 2017, we were awarded five projects valued at over $5 million as compared to three of such contracts in fiscal 2018.

High School Park and Recreation:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to continued success in winning orders in the growing market and the timing of shipments of scoring systems and message centers.

The increase in orders for fiscal 2018 compared to fiscal 2017 was primarily due to overall strong market demand and an increase in the number of projects for larger video systems.

Transportation:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily due to the variability of large order production timing caused by customer project schedules.

The decrease in orders for fiscal 2018 compared to fiscal 2017 was primarily due to the variability of the size of orders and large order timing.

International:  The increase in net sales for fiscal 2018 compared to fiscal 2017 was primarily the result of increased demand in the OOH niche market and improved economic conditions.

The increase in orders for fiscal 2018 compared to fiscal 2017 was primarily due to variability caused by large order timing and included a number of orders for global OOH niche customers and professional soccer sports stadiums. In addition, we continued to market our solutions through multiple geographies to gain recognition and increase our market share.

Gross Profit

	Year Ended
	April 27, 2019		April 28, 2018		April 29, 2017
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$31,785	21.4%	$26,665	19.8%	$36,514	24.7%
Live Events	32,164	18.8	49,755	21.1	40,810	19.1
High School Park and Recreation	26,858	29.5	29,317	33.5	26,388	31.9
Transportation	22,525	35.0	21,247	35.7	18,027	34.4
International	16,962	18.0	18,685	20.2	18,676	20.9
	$130,294	22.9%	$145,669	23.9%	$140,415	23.9%

Fiscal Year 2019 as compared to Fiscal Year 2018

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The gross profit percentage decrease for fiscal 2019 compared to fiscal 2018 was primarily due to lower sales volumes over relatively fixed infrastructure costs, $3.4 million in expenses for an unprofitable project and a litigation claim, and an increase in commodity costs due to the current global trade environment, which was partly offset by lower warranty expenses and a change in sales mix. The following describes the overall impact by business unit:

Commercial:  The gross profit percent increase in the Commercial business unit for fiscal 2019 compared to fiscal 2018 was primarily the result of lower warranty expenses and sales mix.

Live Events:  The gross profit percent decrease in the Live Events business unit for fiscal 2019 compared to fiscal 2018 was the result of lower sales volumes over relatively fixed infrastructure costs and an unprofitable project, which was partly offset by lower warranty expenses.

High School Park and Recreation:  The gross profit percent decrease in the High School Park and Recreation business unit for fiscal 2019 compared to fiscal 2018 was primarily due to a litigation claim, a change in sales mix, and competitive bidding on large projects, which was partly offset by higher sales volumes over relatively fixed infrastructure costs.

Transportation: The gross profit percent decrease in the Transportation business unit for fiscal 2019 compared to fiscal 2018 was primarily due to a change in sales mix, which was partly offset by higher sales volumes over relatively fixed infrastructure costs.

International:  The gross profit percent decrease in the International business unit for fiscal 2019 compared to fiscal 2018 was primarily the result of a $1.3 million gain from the sale of our non-digital assets that was recorded in fiscal 2018, which was partly offset by higher sales volumes over relatively fixed infrastructure costs.

It is difficult to project gross profit levels for fiscal 2020 because of the uncertainty regarding the level of sales, the sales mix and timing, tariff impact, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include releasing new product designs to lower overall costs of the product; improving reliability to reduce warranty expenses; expanding our global capacity and planning; meeting customer solution expectations; and continued improvements in operational effectiveness in manufacturing, installation, and service delivery areas.

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

Live Events:  The gross profit percent increase in the Live Events business unit for fiscal 2018 compared to fiscal 2017 was the result of an increased volume of sales over relatively fixed infrastructure costs and improved performance on large projects as compared to original estimates.

High School Park and Recreation:  The gross profit percent increase in the High School Park and Recreation business unit for fiscal 2018 compared to fiscal 2017 was primarily due to a favorable sales mix and improved productivity.

Transportation: The gross profit percent increase in the Transportation business unit for fiscal 2018 compared to fiscal 2017 was primarily due to an increased volume of sales over relatively fixed infrastructure costs and improved productivity.

International:  The gross profit percent decrease in the International business unit for fiscal 2018 compared to fiscal 2017 was primarily the result of higher warranty expenses, which were offset by a $1.3 million gain from the sale of our non-digital division assets.

Contribution Margin

	Year Ended
	April 27, 2019			April 28, 2018			April 29, 2017
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$13,218	8.9%	65.5%	$7,986	5.9%	(55.7)%	$18,046	12.2%
Live Events	18,484	10.8	(47.8)	35,439	15.0	27.7	27,750	13.0
High School Park and Recreation	14,518	15.9	(20.7)	18,317	20.9	13.7	16,114	19.5
Transportation	18,260	28.4	7.1	17,048	28.6	26.6	13,465	25.7
International	1,166	1.2	(71.7)	4,119	4.5	22.8	3,353	3.8
	$65,646	11.5%	(20.8)%	$82,909	13.6%	5.3%	$78,728	13.4%

Fiscal Year 2019 as compared to Fiscal Year 2018

Contribution margin consists of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facility-related costs for sales and service offices, bad debt expenses, third-party commissions, and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin are as follows:

Selling expense for fiscal 2019 compared to fiscal 2018 increased in our High School Park and Recreation and International business units, decreased in our Live Events business unit, and remained relatively flat in our Commercial and Transportation business units. High School Park and Recreation selling expenses increased year-over-year primarily due to the allocation of additional resources to this unit's selling efforts. International selling expenses increased year-over-year primarily due to third-party commissions and increased personnel related expenses. Live Events selling expenses decreased year-over-year primarily due to decreases in bad debt expenses and travel and entertainment expenses.

During fiscal 2020, we plan to invest in areas to enable order growth, but we continue to expect constraints in selling expenses. We expect selling expenses will increase in dollars for fiscal 2020 as compared to fiscal 2019 because fiscal 2020 will be a 53-week year, adding an additional week of expenses.

Fiscal Year 2018 as compared to Fiscal Year 2017

Selling expense for fiscal 2018 compared to fiscal 2017 increased in our Commercial, Live Events, and High School Park and Recreation business units and decreased in our Transportation and International business units. Live Events selling expense increased year-over-year primarily due to increased conventions/advertising expenses and bad debt expenses. Commercial and High School Park and Recreation business unit selling expense increased year-over-year primarily due to increased personnel expenses. Transportation business unit selling expense decreased primarily due to lower bad debt expense. International business unit selling expense decreased primarily due to lower bad debt expense and personnel expenses.

Other Operating Expenses

	Year Ended
	April 27, 2019			April 28, 2018			April 29, 2017
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$34,817	6.1%	(0.3)%	$34,919	5.7%	2.0%	$34,226	5.8%
Product design and development	$35,557	6.2%	0.1%	$35,530	5.8%	22.2%	$29,081	5.0%

Fiscal Year 2019 as compared to Fiscal Year 2018

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in fiscal 2019 as compared to fiscal 2018 remained relatively flat.

We expect general and administrative expenses to increase in dollars for fiscal 2020 as compared to fiscal 2019 due to planned investments in information technology and due to the additional week of personnel expenses for fiscal 2020 as compared to fiscal 2019 because fiscal 2020 will be a 53-week year.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product design and development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. During fiscal 2020, we plan to make continued investments in our software and controller capabilities throughout our various product offerings. Through our design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.

Product design and development expenses in fiscal 2019 compared to fiscal 2018 remained relatively flat. To deliver value to our customers and serve the markets' expectations, we expect a slight increase in expenditures for new or enhanced customer solutions and the additional week of personnel expenses for fiscal 2020 as compared to fiscal 2019 because fiscal 2020 will be a 53-week year.

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

Other Income and Expenses

	Year Ended
	April 27, 2019			April 28, 2018			April 29, 2017
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$871	0.2%	72.1%	$506	0.1%	(2.9)%	$521	0.1%
Other (expense) income, net	$(1,087)	(0.2)%	102.4%	$(537)	(0.1)%	51.7%	$(354)	(0.1)%

Fiscal Year 2019 as compared to Fiscal Year 2018

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for fiscal 2019 as compared to fiscal 2018 was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other (expense) income, net: The change in other income and expense, net for fiscal 2019 as compared to fiscal 2018 was primarily due to foreign currency volatility and losses recorded from an equity method affiliate.

Fiscal Year 2018 as compared to Fiscal Year 2017

Interest income, net decreased in fiscal 2018 as compared to fiscal 2017 due to lower long-term receivables which bore imputed interest rates.

Other (expense) income, net: The change in other income and expense, net for fiscal 2018 as compared to fiscal 2017 was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate was approximately 80.6 percent, 55.2 percent and 33.7 percent for fiscal years 2019, 2018, and 2017, respectively.

Fiscal 2019 effective tax rate increased primarily due to the tax benefits of a book loss plus permanent credits and deductions, the release of $2.7 million in unrecognized tax benefits, and the reversal of a valuation allowance of $0.5 million related to foreign net operating loss carryforwards as compared to the prior year. See "Note 14. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

Our fiscal 2018 tax rate was significantly impacted by the Tax Act, which was signed into law on December 22, 2017. Most notably, the Tax Act reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. Because we file our tax return based on our fiscal year rather than the calendar year, the statutory tax rate for our fiscal 2018 tax return was a blended rate of 30.4%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a provisional $3.5 million one-time expense for the estimated re-measurement of our net deferred tax asset and a $0.3 million estimated one-time transition tax on certain undistributed earnings of our foreign subsidiaries in fiscal 2018.

Our fiscal 2017 tax rate was impacted by the benefits of increased research and development tax credits, which was offset by valuation allowances in certain foreign jurisdictions.

Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. Due to various factors, and because we operate in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation; however, with the lower U.S. statutory tax rate enacted by the Tax Act, we expect our fiscal 2020 effective tax rate to be approximately 21%.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	April 27, 2019	April 28, 2018	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$29,546	$30,361	(2.7)%
Investing activities	(11,842)	(19,563)	(39.5)
Financing activities	(11,932)	(13,262)	(10.0)
Effect of exchange rate changes on cash	215	(620)	(134.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,987	$(3,084)	294.1%

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $29.5 million for fiscal 2019 compared to $30.4 million in fiscal 2018. The $0.8 million decrease in cash from operating activities from fiscal 2018 to fiscal 2019 was the result of changes in net operating assets and liabilities of $10.0 million; a $0.9 million increase in depreciation and amortization; a $0.8 million gain on the sale of property, equipment and other assets; and a $0.4 million increase in other non-cash items, net, adjusted by a decrease of $6.5 million in net income and a decrease of $6.5 million in our deferred income taxes, net.

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

Net cash used in investing activities:  Net cash used in investing activities totaled $11.8 million for fiscal 2019 compared to $19.6 million in fiscal 2018. Purchases of property and equipment totaled $17.3 million in fiscal 2019 compared to $18.1 million in fiscal 2018. Marketable securities, net totaled $8.4 million for fiscal 2019 as compared to $(2.2) million for fiscal 2018. Proceeds from the sale of property, equipment and other assets totaled $0.6 million for fiscal 2019 compared to $2.2 million for fiscal 2018; this was mostly related to the sale of our non-digital division assets in fiscal 2018. During fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $11.9 million for fiscal 2019 compared to $13.3 million in fiscal 2018. Dividends of $12.6 million, or $0.28 per share, were paid to Daktronics shareholders during fiscal 2019 compared to $12.4 million, or $0.28 per share, paid to Daktronics shareholders during fiscal 2018. Principal payments on long-term obligations for fiscal 2019 was $0.5 million compared to $1.0 million in fiscal 2018, which was mostly related to a contingent liability payment. Proceeds from the exercise of stock options for fiscal 2019 were $1.3 million compared to $0.5 million in fiscal 2018.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $119.6 million at April 27, 2019 and $132.8 million at April 28, 2018.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $2.9 million of retainage on long-term contracts included in receivables and contract assets as of April 27, 2019, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. During the fourth quarter of fiscal 2019, we violated one of our bank covenants, but we received a waiver from our banking institution for the year ended April 27, 2019. For additional information on financing agreements, see, "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We utilize cash on hand to pay dividends to our shareholders. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 28, 2018:

Date Declared	Record Date	Payment Date	Amount per Share
May 31, 2018	June 11, 2018	June 21, 2018	$0.07
September 6, 2018	September 17, 2018	September 27, 2018	$0.07
November 29, 2018	December 10, 2018	December 20, 2018	$0.07
February 28, 2019	March 11, 2019	March 21, 2019	$0.07
May 30, 2019	June 10, 2019	June 20, 2019	$0.05

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

We have an authorized share repurchase program allowing for the purchase of shares from the open market and in privately negotiated transactions. During fiscal 2017, we repurchased 0.3 million shares. Although we have authorization for additional share repurchases and could use repurchased shares in treasury after purchase, all subsequent purchases or sales are reviewed regularly for price, market conditions, and compliance with various regulations for company share repurchase programs. For additional information on the share repurchase program, see, "Note 11. Share Repurchase Program" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At April 27, 2019, we had $9.9 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting capital expenditures to be less than $25 million for fiscal 2020 for purchases of manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

We believe our working capital available from all sources will be adequate to meet the cash requirements of our operations and strategies in the foreseeable future. If our growth extends beyond current expectations, or if we make significant strategic investments, we may need to utilize and possibly increase our credit facilities or seek other means of financing.  We anticipate we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources, although this availability cannot be guaranteed.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are obligated to make cash payments in connection with non-cancelable operating leases for facilities and for unconditional purchase obligations primarily for inventory, information technology maintenance or software as a service commitment, advertising rights, and various other commitments.

Our acquisition-related contingent payments are liabilities contingent on project milestones or certain employment conditions. The present value of these payment obligations is recorded in the "Accrued expense" line item in our Consolidated Balance Sheet.

We provide bank or insurance company issued standby letters of credit, bank guarantees, or surety bonds to certain customers to guarantee our ability to complete a contract.  If we do not meet the contractual specifications, the customer may obtain cash payment through these guarantees. We have provided an indemnity to the bank and insurance companies for these instruments.

We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 27, 2019, we were not aware of any indemnification claim from a customer.

As of April 27, 2019, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Unconditional purchase obligations	$15,319	$6,055	$7,178	$1,933	$153
Operating leases	7,719	3,038	4,118	462	101
Acquisition-related contingency payments	2,688	2,088	600	—	—
Unrecognized tax benefits(1)	578	—	—	—	—
Total	$26,304	$11,181	$11,896	$2,395	$254
Other off-balance sheet arrangements:
Standby letters of credit and bank guarantees	$13,293	$12,501	$792	$—	$—
Surety bonds	$9,900	$9,900	$—	$—	$—
(1) We are not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or when the applicable tax year is no longer subject to examination by the tax authorities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, or other currencies.  For fiscal 2019, 19% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.

If we believe currency risk in any foreign location or specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  The notional amount of the foreign currency agreements as of April 27, 2019 was $7.8 million, and all contracts mature within 23 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 17. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.0 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $35.4 million in cash balances at April 27, 2019, $28.5 million were denominated in U.S. dollars, of which $3.0 million were held by our foreign subsidiaries.  As of April 27, 2019, we had an additional $6.9 million in cash balances denominated in foreign currencies, of which $6.3 million were maintained in accounts of our foreign subsidiaries.

Interest Rate Risks
Our exposure to market risks relate primarily to changes in interest rates on cash and marketable securities. We do not expect our income or cash flows to be significantly impacted by interest rates.

Commodity Risk
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results could be affected by changes in the availability, prices, and global tariff regulations of these materials. Some of these materials are sourced from one or a limited number of suppliers in countries around the world. Some of these materials are also key source materials for our competitors and for other technology companies. Some of these materials are sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and material groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. Over the years, we have been impacted by the factors noted; however, we believe that we have adequate sources of supply for our key materials in the near-term.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Daktronics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of April 27, 2019 and April 28, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended April 27, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 27, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
June 7, 2019

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Daktronics, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of Daktronics, Inc. and subsidiaries (the Company) for the year in the period ended April 29, 2017. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Daktronics, Inc. and subsidiaries operations and their cash flows for the year in the period ended April 29, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
June 9, 2017

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	April 27, 2019	April 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,383	$29,727
Restricted cash	359	28
Marketable securities	26,344	34,522
Accounts receivable, net	65,487	77,387
Inventories	78,832	75,335
Contract assets	33,704	30,968
Current maturities of long-term receivables	2,300	1,752
Prepaid expenses and other current assets	8,319	9,029
Income tax receivables	1,087	5,385
Property and equipment and other assets available for sale	1,858	—
Total current assets	253,673	264,133

Property and equipment, net	65,314	68,059
Long-term receivables, less current maturities	1,214	1,641
Goodwill	7,889	8,264
Intangibles, net	4,906	3,682
Investment in affiliates and other assets	5,052	5,091
Deferred income taxes	11,168	7,930
TOTAL ASSETS	$349,216	$358,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,873	$48,845
Contract liabilities	47,178	39,379
Accrued expenses	32,061	28,533
Warranty obligations	9,492	13,891
Income taxes payable	468	660
Total current liabilities	134,072	131,308

Long-term warranty obligations	14,978	16,062
Long-term contract liabilities	10,053	7,475
Other long-term obligations	1,339	2,285
Long-term income tax payable	578	3,440
Deferred income taxes	533	614
Total long-term liabilities	27,481	29,876

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 115,000,000 shares; 45,317,267 and 44,779,534 shares issued at April 27, 2019 and April 28, 2018, respectively	57,699	54,731
Additional paid-in capital	42,561	40,328
Retained earnings	93,593	107,105
Treasury stock, at cost, 303,957 and 303,957 shares at April 27, 2019 and April 28, 2018, respectively	(1,834)	(1,834)
Accumulated other comprehensive loss	(4,356)	(2,714)
TOTAL SHAREHOLDERS' EQUITY	187,663	197,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$349,216	$358,800

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net sales	$569,704	$610,530	$586,539
Cost of sales	439,410	464,861	446,124
Gross profit	130,294	145,669	140,415

Operating expenses:
Selling	64,648	62,760	61,687
General and administrative	34,817	34,919	34,226
Product design and development	35,557	35,530	29,081
	135,022	133,209	124,994
Operating (loss) income	(4,728)	12,460	15,421

Nonoperating income (expense):
Interest income	1,031	723	751
Interest expense	(160)	(217)	(230)
Other (expense) income, net	(1,087)	(537)	(354)

(Loss) income before income taxes	(4,944)	12,429	15,588
Income tax (benefit) expense	(3,986)	6,867	5,246
Net (loss) income	$(958)	$5,562	$10,342

Weighted average shares outstanding:
Basic	44,926	44,457	44,114
Diluted	44,926	44,873	44,303

(Loss) earnings per share:
Basic	$(0.02)	$0.13	$0.23
Diluted	$(0.02)	$0.12	$0.23

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017

Net (loss) income	$(958)	$5,562	$10,342

Other comprehensive (loss) income:
Cumulative translation adjustments	(1,749)	1,808	(1,472)
Unrealized gain (loss) on available-for-sale securities, net of tax	107	(141)	(11)
Total other comprehensive (loss) income, net of tax	(1,642)	1,667	(1,483)
Comprehensive (loss) income	$(2,600)	$7,229	$8,859

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 30, 2016:	$51,347	$35,351	$117,276	$(9)	$(2,898)	$201,067
Net income	—	—	10,342	—	—	10,342
Cumulative translation adjustments	—	—	—	—	(1,472)	(1,472)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(11)	(11)
Share-based compensation	—	2,914	—	—	—	2,914
Exercise of stock options	343	—	—	—	—	343
Tax payments related to RSU issuances	—	(261)	—	—	—	(261)
Employee savings plan activity	840	—	—	—	—	840
Dividends paid ($0.31 per share)	—	—	(13,651)	—	—	(13,651)
Treasury stock purchase	—	—	—	(1,825)	—	(1,825)
Balance as of April 29, 2017:	52,530	38,004	113,967	(1,834)	(4,381)	198,286
Net income	—	—	5,562	—	—	5,562
Cumulative translation adjustments	—	—	—	—	1,808	1,808
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(141)	(141)
Share-based compensation	—	2,635	—	—	—	2,635
Exercise of stock options	519	—	—	—	—	519
Tax payments related to RSU issuances	—	(311)	—	—	—	(311)
Employee savings plan activity	1,682	—	—	—	—	1,682
Dividends paid ($0.28 per share)	—	—	(12,424)	—	—	(12,424)
Balance as of April 28, 2018:	54,731	40,328	107,105	(1,834)	(2,714)	197,616
Net loss	—	—	(958)	—	—	(958)
Cumulative translation adjustments	—	—	—	—	(1,749)	(1,749)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	107	107
Share-based compensation	—	2,479	—	—	—	2,479
Exercise of stock options	1,318	—	—	—	—	1,318
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Employee savings plan activity	1,650	—	—	—	—	1,650
Dividends paid ($0.28 per share)	—	—	(12,554)	—	—	(12,554)
Balance as of April 27, 2019:	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(958)	$5,562	$10,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,635	17,784	18,562
Impairment of intangible assets	—	—	830
(Gain) loss on sale of property, equipment and other assets	(441)	(1,252)	36
Share-based compensation	2,479	2,635	2,914
Contingent consideration adjustment	286	—	—
Equity in loss of affiliate	844	481	136
Provision for doubtful accounts	194	140	1,426
Deferred income taxes, net	(3,379)	3,148	(2,043)
Change in operating assets and liabilities	11,886	1,863	7,204
Net cash provided by operating activities	29,546	30,361	39,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,268)	(18,127)	(8,502)
Proceeds from sales of property, equipment and other assets	607	2,179	199
Purchases of marketable securities	(25,337)	(17,438)	(24,159)
Proceeds from sales or maturities of marketable securities	33,706	15,273	15,928
Purchases of and loans to equity investment	(1,300)	(1,450)	(1,646)
Acquisitions, net of cash acquired	(2,250)	—	—
Net cash used in investing activities	(11,842)	(19,563)	(18,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	—	(8)
Principal payments on long-term obligations	(450)	(1,046)	(921)
Dividends paid	(12,554)	(12,424)	(13,651)
Proceeds from exercise of stock options	1,318	519	343
Payments for common shares repurchased	—	—	(1,825)
Tax payments related to RSU issuances	(246)	(311)	(261)
Net cash used in financing activities	(11,932)	(13,262)	(16,323)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	215	(620)	(591)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,987	(3,084)	4,313

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29,755	32,839	28,526
End of period	$35,742	$29,755	$32,839

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

Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year.  In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period.  The years ended April 27, 2019, April 28, 2018, and April 29, 2017 contained operating results for 52 weeks. Fiscal 2020 will be a 53-week year.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Certain prior year amounts in the consolidated balance sheet have been reclassified to conform to the current year's presentation due to the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Billings in excess of costs and estimated earnings, customer deposits, and deferred revenue are combined to present contract liabilities. Costs and estimated earnings in excess of billings now represent contract assets. We also combined current portion of other long-term obligations and accrued expenses to present accrued expenses. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities.

Investments in affiliates: Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting, in accordance with the provisions of Accounting Standards Codification ("ASC") 323, Investments - Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting in accordance with the provisions of ASC 321, Investments - Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities.

The aggregate amount of investments accounted for under the equity method was $3,657 and $3,647 at April 27, 2019 and April 28, 2018, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates is included in the "Purchases of equity investment" line item in our consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the fiscal years ended April 27, 2019 and April 28, 2018, our share of the losses of our affiliates was $844 and $481, respectively.

The aggregate amount of investments without readily determinable fair values was $42 at April 27, 2019 and April 28, 2018, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value. We record equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes. During fiscal 2019, we did not record any changes in the measurement of such investments.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts, estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation, the allowance for doubtful accounts, share-based compensation, goodwill impairment, and extended warranty and product maintenance agreements. Changes in estimates are reflected in the periods in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the totals of the same amounts shown in the consolidated statement of cash flows:

	April 27, 2019	April 28, 2018	April 29, 2017
Cash and cash equivalents	$35,383	$29,727	$32,623
Restricted cash	359	28	216
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$35,742	$29,755	$32,839

Inventories: In accordance with ASC 330, Inventory, our inventories are stated at the lower of cost (first-in, first-out method) and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is measured as the price of the components and allocated expenses for production or betterment of the inventory item. When we estimate net realizable value to be lower than cost, any necessary adjustments are charged to cost of sales in that period. In determining net realizable value, we review various factors such as current inventory levels, forecasted demand, costs of completion, and technological obsolescence.

Allowance for doubtful accounts: We make estimates regarding the collectability of our accounts receivable, long-term receivables, contract assets and other receivables.  In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends.  If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  We charge off receivables at such time as it is determined collection will not occur in accordance with ASC 310, Receivables.

Revenue recognition: We adopted ASU 2014-09 and its related guidance under the modified retrospective method during the first quarter of fiscal 2019 by applying the guidance to all open contracts at the adoption date. The adoption of this standard did not materially change the timing or amount of revenue recognized, primarily based upon our assessment of "point in time" and "over time" revenue recognition.

Our accounting policies and estimates as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606), are as follows:

Contracts are identified and follow the revenue recognition policies when all of the following occur: we have evidence that all parties to the contract have approved the contract and are committed to perform their respective obligations, we can identify each party’s rights regarding the goods or services to be transferred, we can identify the payment terms for the goods or services to be transferred, the contract has commercial substance, and it is probable we will collect substantially all of the consideration to which we would be entitled in exchange for the goods or services.

Precontract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Precontract costs directly associated with anticipated contracts expected to be recoverable include $857 and $217 as of April 27, 2019 and April 28, 2018, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.

At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on their own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation as we are providing goods and services with the same pattern of transfer, that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for extended warranties and other services ("service-type warranty") that represent a distinct service as a separate performance obligation.

Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See "Note 9. Receivables" for amounts recorded in long-term receivables.

When separate performance obligations are identified, we allocate the transaction price to the individual performance obligation based on the best method we judge as faithfully depicting the value of the performance obligation. Many of our contracts are bundled, and we do not have separate selling prices for each performance obligation; therefore, for these contracts, we primarily use the cost plus a margin approach to allocate the relative transaction price to identified performance obligations, as it is the best representative of our pricing methods.

Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time; set milestone payments that are specific to the project; are scheduled for performance-based payments or are set time-based payment(s). Variability in contract assets and contract liabilities relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.

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

We account for these types of contracts as a combined single performance obligation with no segmentation between types of products and services. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times, the system is customized or significantly modified to the customer's desired configurations and location, and the interrelated goods and services provide utility to the customer as a package.

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

Revenue is recognized at a point in time when control passes, or over time as services are performed. When fulfilling limited configuration performance obligations, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, we have an alternative use for the performance obligation and recognize revenue upon our substantial completion and at the point in time we estimate control has transferred to the customer. When limited configured single performance obligations are more service-type (i.e., installation and integration services), we recognize revenue over time using the cost-to-cost input method, which is the most faithful depiction of the customer obtaining control and benefits from the work performed.

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

Warranty: We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of product sold.  We estimate the costs which may be incurred under the contractual warranty obligations (assurance type warranty) and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly. For service-type warranty contracts, we allocate revenue to this performance obligation and recognize the revenue over time and recognize costs as incurred.

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

Property and equipment: In accordance with ASC 360, Property, Plant, and Equipment, property and equipment are stated at cost and depreciated principally on the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5 - 40
Machinery and equipment	5 - 7
Office furniture and equipment	3 - 5
Computer software and hardware	3 - 5
Equipment held for rental	2 - 7
Demonstration equipment	3 - 5
Transportation equipment	5 - 7

Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

Property and equipment held for sale: In accordance with ASC 360, Property, Plant, and Equipment, property and equipment held for sale are reported separately when we have a plan to dispose of the asset by sale, it is probable we will find a buyer in the near future, and a change in plan is unlikely. The value is stated at the lower of carrying value or fair value, and no depreciation is charged.

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

During fiscal 2017, we recognized an impairment loss of $830 on intangible assets related to a technology and customer list. No intangible asset impairment was recognized for fiscal 2019 or 2018. See "Note 7. Goodwill and Intangible Assets" for further information.

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

Software costs to be sold, leased, or marketed: We follow the provisions of ASC 985, Software, which states software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. Additionally, costs incurred after release to customers are expensed as research and development expenses. As of April 27, 2019 and April 28, 2018, capitalized software to be sold, leased, or otherwise marketed had a net book value of $2,523 and $869, respectively.

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

Income taxes:  We account for income taxes in accordance with ASC 740, Income Taxes. We record a tax provision for anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using currently enacted tax rates and statutory tax rates applicable to the years in which we expect these temporary differences will affect taxable income. These assets and liabilities are analyzed regularly, and we assess the likelihood that deferred tax assets will be recoverable from future taxable income. When necessary, a valuation allowance is established if it is more likely than not the deferred tax asset will not be realized. We report the net deferred tax asset and liability as a long-term asset or liability. Net deferred assets or liabilities are calculated by combining based on their jurisdiction.

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

Advertising costs:  In accordance with ASC 720-35, Advertising Costs, we expense advertising costs as incurred.  Advertising expenses were $2,969, $2,855 and $2,125 for the fiscal years 2019, 2018 and 2017, respectively.

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

The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017:

	Net (loss) income	Shares	Per share (loss) income
For the year ended April 27, 2019:
Basic loss per share	$(958)	44,926	$(0.02)
Dilution associated with stock compensation plans	—	—	—
Diluted loss per share	$(958)	44,926	$(0.02)
For the year ended April 28, 2018:
Basic earnings per share	$5,562	44,457	$0.13
Dilution associated with stock compensation plans	—	416	(0.01)
Diluted earnings per share	$5,562	44,873	$0.12
For the year ended April 29, 2017:
Basic earnings per share	$10,342	44,114	$0.23
Dilution associated with stock compensation plans	—	189	—
Diluted earnings per share	$10,342	44,303	$0.23

Options outstanding to purchase 2,304, 1,548 and 2,112 shares of common stock with a weighted average exercise price of $9.99, $11.69 and $13.30 for the fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory, which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted ASU 2016-16 during the first quarter of fiscal 2019. The adoption of ASU 2016-16 did not have an impact on our consolidated financial statements.

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

We adopted ASU 2014-09 and its related guidance under the modified retrospective method during the first quarter of fiscal 2019 by applying the guidance to all open contracts at the adoption date. The adoption did not materially change the timing or amount of revenue recognized, primarily based upon our assessment of "point in time" and "over time" revenue recognition. No adjustment to beginning retained earnings was recorded, and we have made additional disclosures related to revenue from contracts with customers as required by the new standard upon adoption. See "Note 2. Revenue Recognition" for more information.

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the U.S. Tax Cuts and Jobs Act (the "Tax Act"). ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted that can be made on a prospective or retrospective basis. We plan to adopt this new standard in the first quarter of fiscal 2020. We have completed our evaluation under the new standard and have assessed that the adoption will not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for an entity's annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019 and will require adoption on a prospective basis. We are currently evaluating the effect that adopting ASU 2017-04 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i.) narrow amendments to clarify how to apply certain aspects of the new lease standard; and (ii.) entities with an additional transition method to adopt the new standard. All ASUs identified in this paragraph are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted, and will require adoption on a modified retrospective basis.

We will adopt ASU 2016-02 and its related guidance during the first quarter of fiscal 2020. We will be adopting the "Comparatives Under 840 Option" approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the current standard - Accounting Standards ("ASC") 840, Leases. We have completed our evaluation under the new standard and assessed that we will adopt the package of practical expedients and not change historical conclusions related to (1) contracts that contain leases, (2) existing lease classification, and (3) initial direct costs. Based on our current estimates, we expect to recognize right of use assets and lessee lease liabilities of approximately $7,134 with respect to operating leases.

Note 2. Revenue Recognition

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

The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,171	$119,569	$21,792	$38,490	$44,989	$250,011
Limited configuration	108,921	30,107	66,825	23,799	42,134	271,786
Service and other	14,741	21,276	2,570	2,102	7,218	47,907
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704
Timing of revenue recognition
Goods/services transferred at a point in time	$111,617	$35,313	$60,763	$24,500	$44,758	$276,951
Goods/services transferred over time	37,216	135,639	30,424	39,891	49,583	292,753
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704

See "Note 3. Segment Reporting" for a disaggregation of revenue by geography.

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

The following table reflects the changes in our contract assets and liabilities:

	April 27, 2019	April 28, 2018	Dollar Change	Percent Change
Contract assets	$33,704	$30,968	$2,736	8.8%
Contract liabilities - current	47,178	39,379	7,799	19.8
Contract liabilities - noncurrent	10,053	7,475	2,578	34.5

The changes in our contract assets and contract liabilities from April 28, 2018 to April 27, 2019 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for fiscal 2019.

As of April 27, 2019 and April 28, 2018, we had six and two contracts in progress that were identified as loss contracts, for which we recorded a provision for losses of $2,353 and $30, respectively. These were included in the "Accrued expenses" line item in our consolidated balance sheets.

During fiscal 2019, we recognized revenue of $35,676 related to our contract liabilities as of April 28, 2018.

Remaining performance obligations
As of April 27, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was $257,037. We expect approximately $223,139 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $202,209 and $54,828, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 3. Segment Reporting

We organize and manage our business by five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units.

Our Commercial business unit primarily consists of sales of our integrated video display systems, digital billboards, Galaxy® and Fuelight™ product lines, and dynamic messaging systems to resellers (primarily sign companies), out-of-home ("OOH") companies, national retailers, quick-serve restaurants, casinos, shopping centers, cruise ships, commercial building owners, and petroleum retailers.  Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.  Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and resellers (primarily sign companies).  Our Transportation business unit primarily consists of sales of intelligent transportation system dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines and other transportation related customers.  Our International business unit consists of sales of all product lines outside the United States and Canada. In our International business unit, we focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, architectural lighting, and transportation related products for sale outside of the United States and Canada to the related type of company, including sports and commercial business facilities, OOH companies, and governmental transportation agencies.

We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory and components, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, enterprise resource and service management systems, inventory obsolescence and write-downs, inventory procurement and handling costs, and other manufacturing, installation, and service delivery expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies. Contribution margin excludes general and administration expense, product design and development expense, non-operating income and expense and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  Our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies." Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on some financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures in the segment analysis. Separate financial information is available and regularly evaluated by our chief operating decision-maker ("CODM"), who is our president and chief executive officer, in making resource allocation decisions for our segments.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net sales:
Commercial	$148,833	$134,535	$148,073
Live Events	170,952	236,333	213,982
High School Park and Recreation	91,187	87,627	82,798
Transportation	64,391	59,578	52,426
International	94,341	92,457	89,260
	569,704	610,530	586,539

Gross profit:
Commercial	31,785	26,665	36,514
Live Events	32,164	49,755	40,810
High School Park and Recreation	26,858	29,317	26,388
Transportation	22,525	21,247	18,027
International	16,962	18,685	18,676
	130,294	145,669	140,415

Contribution margin: (1)
Commercial	13,218	7,986	18,046
Live Events	18,484	35,439	27,750
High School Park and Recreation	14,518	18,317	16,114
Transportation	18,260	17,048	13,465
International	1,166	4,119	3,353
	65,646	82,909	78,728

Non-allocated operating expenses:
General and administrative	34,817	34,919	34,226
Product design and development	35,557	35,530	29,081
Operating (loss) income	(4,728)	12,460	15,421

Nonoperating income (expense):
Interest income	1,031	723	751
Interest expense	(160)	(217)	(230)
Other (expense) income, net	(1,087)	(537)	(354)

(Loss) Income before income taxes	(4,944)	12,429	15,588
Income tax (benefit) expense	(3,986)	6,867	5,246
Net (loss) income	$(958)	$5,562	$10,342

Depreciation, amortization and impairment:
Commercial	$4,795	$6,199	$6,337
Live Events	5,194	4,783	5,032
High School Park and Recreation	1,965	1,646	1,725
Transportation	1,102	1,138	1,267
International	2,829	1,163	2,317
Unallocated corporate depreciation	2,750	2,855	2,714
	$18,635	$17,784	$19,392
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net sales:
United States	$460,099	$501,646	$485,044
Outside United States	109,605	108,884	101,495
	$569,704	$610,530	$586,539
Property and equipment, net of accumulated depreciation:
United States	$59,192	$61,206	$62,425
Outside United States	6,122	6,853	4,324
	$65,314	$68,059	$66,749

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

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 27, 2019, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of April 27, 2019 and April 28, 2018, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of April 27, 2019:
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	10,779	(5)	10,774
U.S. Government sponsored entities	10,510	(28)	10,482
Municipal bonds	1,626	(2)	1,624
	$26,379	$(35)	$26,344
Balance as of April 28, 2018:
Certificates of deposit	$8,669	$—	$8,669
U.S. Government securities	999	(7)	992
U.S. Government sponsored entities	20,072	(123)	19,949
Municipal bonds	4,936	(24)	4,912
	$34,676	$(154)	$34,522

Realized gains or losses on investments are recorded in our consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the fiscal years ended April 27, 2019 and April 28, 2018, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of April 27, 2019 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$2,234	$1,230	$3,464
U.S. Government securities	10,774	—	10,774
U.S. Government sponsored entities	7,245	3,237	10,482
Municipal bonds	1,624	—	1,624
	$21,877	$4,467	$26,344

Note 5. Business Combination

AJT Systems, Inc. Acquisition

We acquired the net assets of AJT Systems, Inc. ("AJT"), a Florida-based company, on June 21, 2018. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures about our acquisition of AJT because the results of its operations are not material to our consolidated financial statements.

AJT is a developer of real-time live to air graphics rendering and video server systems for the broadcast TV industry. This acquisition will allow our organization to grow and strengthen our solution offerings to the market. This acquisition was primarily funded with cash on hand and with payments made over a three-year time frame.

Note 6. Sale of Non-Digital Division Assets

During fiscal 2018, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which is included in cost of sales in the International business unit during fiscal 2018.

During fiscal 2017, we chose to transition out of the non-digital market in our International business unit. At that time, we identified certain related technology and customer lists with carrying values deemed to not be recoverable, and we recognized an impairment loss of $830. This was included in cost of sales and selling expense in the consolidated statement of operations during fiscal 2017 in the International business unit. The impairment loss was calculated based on expected future cash flows using Level 3 inputs. The Level 3 inputs included weighted average estimated future cash flows from non-digital product sales and estimated selling value of non-digital intellectual property.

Note 7. Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.

Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 27, 2019 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 28, 2018:	$2,295	$3,344	$67	$2,558	$8,264
Foreign currency translation	(19)	(126)	(18)	(212)	(375)
Balance as of April 27, 2019:	$2,276	$3,218	$49	$2,346	$7,889

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

We performed our annual impairment test and concluded no goodwill impairment existed for fiscal years 2019, 2018, and 2017.

Intangible Assets

The following table summarizes intangible assets, net, as of April 27, 2019 and April 28, 2018:

	April 27, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.5	$679	$148	$531
Software	3.0	6,330	3,807	2,523
Customer relationships	10.0	2,720	888	1,832
Other	1.4	123	103	20
Total amortized intangible assets	6.0	$9,852	$4,946	$4,906

	April 28, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$709	$118	$591
Software	3.0	2,978	2,109	869
Customer relationships	10.0	2,859	637	2,222
Other	1.0	100	100	—
Total amortized intangible assets	7.8	$6,646	$2,964	$3,682

In the fiscal years 2019, 2018, and 2017, amortization expense including impairment related to intangible assets was $2,157, $1,330, and $2,546, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statement of operations.

As of April 27, 2019, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2020	$1,495
2021	1,492
2022	485
2023	288
2024	287
Thereafter	859
Total expected amortization expense	$4,906

Note 8. Selected Financial Statement Data

Inventories consisted of the following:

	April 27, 2019	April 28, 2018
Raw materials	$30,789	$30,570
Work-in-process	8,239	8,645
Finished goods	39,804	36,120
	$78,832	$75,335

Property and equipment, net consisted of the following:

	April 27, 2019	April 28, 2018
Land	$1,738	$2,161
Buildings	66,403	67,773
Machinery and equipment	96,486	93,439
Office furniture and equipment	6,195	5,878
Computer software and hardware	55,460	53,004
Equipment held for rental	287	287
Demonstration equipment	7,422	7,035
Transportation equipment	7,715	7,632
	241,706	237,209
Less accumulated depreciation	176,392	169,150
	$65,314	$68,059

Our depreciation expense was $16,564, $16,273, and $16,732 for the fiscal years 2019, 2018, and 2017, respectively.

In the fiscal years 2019, 2018, and 2017, the pretax impairment charges for property and equipment were immaterial.

Accrued expenses consisted of the following:

	April 27, 2019	April 28, 2018
Compensation	$12,766	$12,841
Taxes, other than income taxes	2,685	2,907
Accrued employee benefits	3,046	2,829
Short-term accrued expenses	8,520	6,437
Claims liabilities	2,685	2,711
Acquisition-related contingency consideration	2,359	808
	$32,061	$28,533

Other (expense) income, net consisted of the following:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Foreign currency transaction (losses) gains	$(262)	$29	$(331)
Equity in losses of affiliates	(844)	(481)	(136)
Other	19	(85)	113
	$(1,087)	$(537)	$(354)

Note 9. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,208 and $2,151 at April 27, 2019 and April 28, 2018, respectively. Included in accounts receivable as of April 27, 2019 and April 28, 2018 was $440 and $964, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agreed to installment payments exceeding 12 months.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $3,514 and $3,393 as of April 27, 2019 and April 28, 2018, respectively.  Contract and lease receivables bearing annual interest rates of 4.8 to 9.0 percent are due in varying annual installments through August 2024.  The face amount of long-term receivables was $3,271 as of April 27, 2019 and $3,733 as of April 28, 2018.

Note 10. Financing Agreements

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The agreement and note have a maturity date of November 15, 2019. The revolving amount of the agreement and note is $35,000, including up to $15,000 for commercial and standby letters of credit. The interest rate ranges from the London Interbank Offered Rate ("LIBOR") plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 3.9 percent at April 27, 2019.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of April 27, 2019, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $9,797.

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

On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The loan and guaranty have a maturity date of November 15, 2019. The revolving amount of the loan is $20,000. We intend to use the borrowings under the agreement to support credit needs for general corporate purposes outside the United States. This credit agreement is unsecured. It contains the same covenants as the credit agreement on the line of credit and contains an inter creditor agreement whereby the debt has a cross default provision with the primary credit agreement. Total credit allowed between the two credit agreements is limited to $55,000. The interest rate is equal to LIBOR plus 1.5 percent. As of April 27, 2019, there were no advances outstanding under the loan agreement and approximately $3,496 in bank guarantees under this line of credit.

We expect to enter into a new credit facility, loan agreement, and guaranty agreement prior to our current agreements expiring in November 2019.

Note 11. Share Repurchase Program

On June 17, 2016, our Board of Directors approved a stock repurchase program under which we may purchase up to $40,000 of the Company's outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2018 and 2019, we had no repurchases of shares of our outstanding common stock. During fiscal 2017, we repurchased 284 shares of common stock at a total cost of $1,825. As of April 27, 2019, we had $38,175 of remaining capacity under our current share repurchase program.

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

Each outstanding share of our common stock includes one preferred share purchase right.  Each right entitles the registered holder to purchase from us one one-thousandth of one share of our Series A Junior Participating Preferred Stock at an initial exercise price of $25 per right, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i.) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common shares (subject to certain exclusions) or (ii.) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of our outstanding common shares.  The rights expire on November 19, 2021, which date may be extended by our Board of Directors subject to certain additional conditions.

Stock incentive plans:  During fiscal 2016, we established the 2015 Stock Incentive Plan (“2015 Plan”) and ceased granting options under the 2007 Stock Incentive Plan ("2007 Plan").  The 2015 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the plans generally have a 10-year life, an exercise price equal to the fair market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors vest in one year, provided that the directors remain on the Board.  The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At April 27, 2019, the aggregate number of shares available for future grant under the 2015 Plan for stock options and restricted stock awards was 1,536 shares.  Shares of common stock subject to all stock awards granted under the 2015 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2007 Plan remains in effect for options outstanding that were granted under the 2007 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2007 Plan.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $2,286 at April 27, 2019, which is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of restricted stock vested was $1,530, $1,274, and $1,214 in fiscal years 2019, 2018, and 2017, respectively.

A summary of nonvested restricted stock and restricted stock units for fiscal years 2019, 2018, and 2017 is as follows:

	Year Ended
	April 27, 2019		April 28, 2018		April 29, 2017
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	437	$8.48	402	$8.69	384	$9.10
Granted	181	6.79	178	8.46	157	8.00
Vested	(169)	9.05	(141)	9.06	(134)	9.03
Forfeited	(5)	7.74	(2)	8.93	(5)	8.98
Outstanding at end of year	444	$7.58	437	$8.48	402	$8.69

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2007 Plan and 2015 Plan during the fiscal year ended April 27, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 28, 2018	2,305	$10.02	4.51	$356
Granted	175	7.83	—	—
Canceled or forfeited	(119)	8.88	—	—
Exercised	(159)	8.31	—	98
Outstanding at April 27, 2019	2,202	$10.03	4.41	$—

Shares vested and expected to vest	2,179	$10.05	4.37	$—
Exercisable at April 27, 2019	1,684	$10.32	3.30	$—

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at April 27, 2019 as options having exercise prices lower than the $7.30 per share market price of our common stock on that date.  There were in-the-money options to purchase 0 shares exercisable at April 27, 2019. The total intrinsic value of options exercised during fiscal years 2019, 2018, and 2017 was $98, $65, and $64, respectively.  The total fair value of stock options vested was $667, $977, and $1,102 for fiscal years 2019, 2018, and 2017, respectively.

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

Dividend yield.  We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Fair value of options granted	$2.16	$2.82	$2.93
Risk-free interest rate	2.83%	1.95%	1.31 - 1.44%
Expected dividend rate	3.37%	3.27%	3.15%
Expected volatility	38.58%	42.51%	44.12 - 44.51%
Expected life of option	6.83 years	6.83 years	5.78 - 6.98 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 4,000.  The number of shares of common stock issued under the ESPP totaled 241, 223, and 118 shares in fiscal 2019, 2018, and 2017, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 1,433 shares at April 27, 2019.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense:  As of April 27, 2019, there was $3,306 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.9 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Stock options	$593	$763	$1,072
Restricted stock and stock units	1,446	1,442	1,287
Employee stock purchase plans	440	430	555
	$2,479	$2,635	$2,914

A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2019, 2018, and 2017 is as follows:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Cost of sales	$578	$619	$714
Selling	625	644	723
General and administrative	772	851	877
Product design and development	504	521	600
	$2,479	$2,635	$2,914

We received $1,318 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 27, 2019. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $(52), $9, and $2 for fiscal years 2019, 2018, and 2017, respectively.

Note 13. Retirement Benefits

We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We make matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation. Employees are eligible to participate upon completion of three months of continuous service if they have attained the age of 21. We contributed $2,754, $2,612 and $2,463 for matches to the plan for fiscal years 2019, 2018, and 2017, respectively.

Note 14. Income Taxes

The Tax Act was enacted on December 22, 2017, which reduced the U.S. federal statutory tax rate to 21 percent effective January 1, 2018. Pursuant to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We finalized the accounting for the re-measurement of U.S. deferred tax assets and deemed repatriation tax, resulting in an immaterial tax expense for fiscal 2019. We have also elected to recognize tax resulting from any Global Intangible Low Taxed Income (GILTI) inclusion as a period cost if, and when, incurred.

During fiscal 2019, our effective income tax rate increased primarily due to a tax benefit of a book loss plus permanent credits and deductions, the release of $2,741 in unrecognized tax benefits, and the reversal of a valuation allowance of $471 related to foreign net operating loss carryforwards.

The effective income tax rate for fiscal 2018 was higher than the federal statutory rate primarily due to the impacts of the Tax Act signed into law on December 22, 2017, which included a $3,534 re-measurement of deferred taxes resulting in an impact to tax expense and a $285 estimated one-time transition tax on certain undistributed earnings for our foreign subsidiaries. The Tax Act reduced the federal normal statutory rate from 35 percent to 21 percent; however, since we are a fiscal year tax filer, a blended rate of 30.4 percent was used for fiscal year 2018.

The effective income tax rate for fiscal 2017 included the impact of benefits from increased research and development tax credits, which were offset by valuation allowances recorded during the current year in certain foreign jurisdictions.

The following tables reflect the significant components of our income tax provision. The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Domestic	$(8,402)	$9,235	$16,010
Foreign	3,458	3,194	(422)
Income before income taxes	$(4,944)	$12,429	$15,588

Income tax (benefit) expense consisted of the following:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Current:
Federal	$(2,142)	$1,646	$5,268
State	384	868	1,158
Foreign	1,151	1,205	863
Deferred:
Federal	(2,725)	3,693	(1,625)
State	(390)	27	(397)
Foreign	(264)	(572)	(21)
	$(3,986)	$6,867	$5,246

The reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Computed income tax (benefit) expense at federal statutory rates	$(1,038)	$3,779	$5,456
Change in uncertain tax positions	(2,600)	65	97
Research and development tax credit	(1,278)	(1,598)	(1,573)
Other, net	587	559	378
Change in valuation allowances	(471)	(486)	388
GILTI	391	—	—
Stock compensation	308	336	497
Meals and entertainment	248	333	299
Dividends paid to retirement plan	(158)	(238)	(293)
State taxes, net of federal benefit	25	592	539
Impact of Tax Act	—	3,819	—
Domestic production activities deduction	—	(294)	(542)
	$(3,986)	$6,867	$5,246

The components of the net deferred tax asset were as follows:

	April 27, 2019	April 28, 2018
Deferred tax assets:
Accrued warranty obligations	$5,912	$7,282
Vacation accrual	1,571	1,567
Deferred maintenance revenue	716	392
Allowance for excess and obsolete inventory	1,600	1,376
Equity compensation	486	553
Allowance for doubtful accounts	402	531
Inventory capitalization	567	481
Accrued compensation and benefits	549	651
Unrealized loss on foreign currency exchange	—	37
Net operating loss carry forwards	1,059	1,286
Research and development tax credit carry forwards	1,299	334
Other	1,647	1,042
	15,808	15,532
Valuation allowance	(893)	(1,506)
	14,915	14,026

Deferred tax liabilities:
Property and equipment	(3,100)	(4,881)
Prepaid expenses	(476)	(486)
Intangible assets	(623)	(1,302)
Unrealized gain on foreign currency exchange	(6)	—
Other	(75)	(41)
	(4,280)	(6,710)
	$10,635	$7,316

The classification of net deferred tax assets in the accompanying consolidated balance sheets is:

	April 27, 2019	April 28, 2018
Non-current assets	$11,168	$7,930
Non-current liabilities	(533)	(614)
	$10,635	$7,316

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 27, 2019	April 28, 2018
Balance at beginning of year	$3,178	$3,113
Gross increases related to prior period tax positions	13	82
Gross decreases related to prior period tax positions	(18)	(30)
Gross increases related to current period tax positions	146	152
Lapse of statute of limitations	(2,741)	(139)
Balance at end of year	$578	$3,178

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $159 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $2,741 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2019.

Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statement of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $26 and $238 as of April 27, 2019 and April 28, 2018, respectively.

As of April 27, 2019, we had foreign net operating loss (“NOL”) carryforwards of approximately $5,722 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $1,059. However, due to uncertainty in future taxable income, a valuation allowance totaling approximately $687 has been recorded in Belgium. During fiscal 2019, the previous valuation allowance related to Ireland of $471 was reversed because it was determined that future taxable income is expected to realize the losses. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

Additional tax information:

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2016, 2017 and 2018 remain open to federal tax examinations, and fiscal years 2015, 2016, 2017 and 2018 remain open for state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statement of operations.

As of April 27, 2019, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-U.S. jurisdictions.

Note 15. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
(Increase) decrease:
Account receivable	$10,856	$2,266	$(2,718)
Long-term receivables	329	1,548	2,213
Inventories	(4,076)	(8,517)	3,581
Contract assets	(3,040)	5,911	(6,203)
Prepaid expenses and other current assets	472	(1,252)	(980)
Income taxes receivables	4,250	(4,747)	4,201
Investment in affiliates and other assets	48	413	(611)
Increase (decrease):
Accounts payable	(2,747)	(2,573)	5,544
Contract liabilities	10,774	3,480	278
Accrued expenses	4,631	3,472	3,208
Warranty obligations	(4,393)	346	(2,986)
Long-term warranty obligations	(1,079)	1,729	389
Income taxes payable	(3,023)	(592)	1,331
Long-term marketing obligations and other payables	(1,116)	379	(43)
	$11,886	$1,863	$7,204

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Cash payments for:
Interest	$177	$193	$228
Income taxes, net of refunds	(1,934)	8,937	3,196

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Demonstration equipment transferred to inventory	$97	$72	$218
Purchases of property and equipment included in accounts payable	1,106	1,983	2,524
Contributions of common stock under the ESPP	1,650	1,682	840
Contingent consideration related to acquisition	—	—	31

Note 16. Fair Value Measurement

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy within ASC 820 distinguishes between the following three Levels of inputs which may be utilized when measuring fair value:

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

The fair values for fixed-rate long-term receivables are estimated using a discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to customers with similar credit quality. The carrying amounts reported in our consolidated balance sheets for long-term receivables approximate fair value and have been categorized as a Level 2 fair value measurement.  Fair values for fixed-rate long-term marketing obligations are estimated using a discounted cash flow calculation applying interest rates currently being offered for debt with similar terms and underlying collateral.  The total carrying value of long-term marketing obligations as reported in our consolidated balance sheets within other long-term obligations approximates fair value and has been categorized as a Level 2 fair value measurement.

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 27, 2019 and April 28, 2018 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 27, 2019:
Cash and cash equivalents	$35,383	$—	$—	$35,383
Restricted cash	359	—	—	359
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	10,774	—	—	10,774
U.S. Government sponsored entities	—	10,482	—	10,482
Municipal bonds	—	1,624	—	1,624
Derivatives - asset position	—	91	—	91
Derivatives - liability position	—	(4)	—	(4)
Acquisition-related contingency consideration	—	—	(3,065)	(3,065)
	$46,516	$15,657	$(3,065)	$59,108
Balance as of April 28, 2018:
Cash and cash equivalents	$29,727	$—	$—	$29,727
Restricted cash	28	—	—	28
Available-for-sale securities:
Certificates of deposit	—	8,669	—	8,669
U.S. Government securities	992	—	—	992
U.S. Government sponsored entities	—	19,949	—	19,949
Municipal bonds	—	4,912	—	4,912
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(236)	—	(236)
Acquisition-related contingency consideration	—	—	(1,000)	(1,000)
	$30,747	$33,335	$(1,000)	$63,082

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the fiscal year ended April 27, 2019 is as follows:

Acquisition-related contingency consideration as of April 28, 2018	$1,000
Additions	1,739
Fair value adjustments (1)	286
Interest	88
Foreign currency translation	(48)
Acquisition-related contingency consideration as of April 27, 2019	$3,065
(1) We recorded an adjustment to the contingent consideration liability during fiscal 2019, resulting in a decrease in income from operations. The adjustment was caused by a change in the fair value of the contingent liability.

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

Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if specified future events occur or conditions are met. The contingent liabilities were calculated by estimating the discounted present value of expected future payments as of the acquisition date and subsequently at the end of each reporting period.  The fair value measurement is based on significant unobservable inputs as of April 27, 2019 and April 28, 2018.  The unobservable inputs included management expectations and forecasts. To the extent that these assumptions change or actual results differ from these estimates, the fair value of the contingent consideration liabilities could change from $3,065 to $0.  The contingent liabilities are presented in the "Accrued expenses" and "Other long-term obligations" line items in our consolidated balance sheets.

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

Other measurements using fair value: Some of our financial instruments, such as accounts receivable, long-term receivables, prepaid expense and other assets, contract assets and liabilities, accounts payable, warranty obligations, and other long-term obligations, are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Note 17. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 27, 2019 and April 28, 2018, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in "Other (expense) income, net" line item in the consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at April 27, 2019 and April 28, 2018 were as follows:

	April 27, 2019		April 28, 2018
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,688	3,772	1,081	1,400
U.S. Dollars/Canadian Dollars	625	821	2,165	2,819
U.S. Dollars/British Pounds	3,547	2,680	5,856	4,368
U.S. Dollars/Singapore Dollars	—	—	236	312
U.S. Dollars/Euros	—	—	(854)	(708)
U.S. Dollars/Swiss Franc	927	925	41	40
U.S. Dollars/Malaysian Ringgit	60	246	—	—

As of April 27, 2019, there was an asset and liability of $91 and $4, respectively, and as of April 28, 2018, there was an asset and liability of $41 and $236, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of April 27, 2019 all contracts mature within 23 months.

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

As of April 28, 2018, we recorded a liability and related other receivable of $1,904 for a net claim from a customer against work performed by one of our subcontractors during installation which damaged our customer's property. The amount recorded was for the probable and reasonably estimated cost to remediate the damage. During fiscal 2019, this claim settled and was fully covered by insurance.

As of April 27, 2019 and April 28, 2018, a customer was withholding $1,969 of payment claiming we did not perform to the customer's specifications. While we believe that we have performed to the agreed-upon written specifications and have strong contractual documentation to support our position, in order to preserve our relationship, we agreed to provide additional services and products in fiscal 2019 at a loss of $1,516, which is included in cost of sales in the Live Events business unit. We were paid in full on this matter after April 27, 2019.

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

Warranties:  See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties. During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. During fiscal 2019, 2018, and 2017, we recognized warranty expense and estimated equipment service agreement losses for probable and reasonably estimated costs to remediate this issue of $2,427, $4,539, and $1,766, respectively. As of April 27, 2019, we had $984 remaining accrued for equipment service agreement obligations for the estimate of probable future claims related to this issue. Our contractual warranty arrangements have expired for products with this issue, and we do not expect material changes to the equipment service agreement accrual.

Changes in our warranty obligation for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017 consisted of the following:

	April 27, 2019	April 28, 2018	April 29, 2017
Beginning accrued warranty obligations	$29,953	$27,899	$30,496
Warranties issued during the period	9,239	11,961	10,930
Settlements made during the period	(16,715)	(17,653)	(16,790)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	1,993	7,746	3,263
Ending accrued warranty obligations	$24,470	$29,953	$27,899

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of April 27, 2019, we had outstanding letters of credit and surety bonds in the amount of $13,293 and $9,900, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 27, 2019, we were not aware of any indemnification claim from a customer.

Leases:  We lease vehicles, office space and equipment for various global sales and service locations, including manufacturing space in the United States and China. Some of these leases, including the lease for manufacturing facilities in Sioux Falls, South Dakota, include provisions for extensions or purchase.  The lease for the facilities in Sioux Falls, South Dakota can be extended for an additional five years past its current term, which ends March 31, 2022. This lease contains an option to purchase the property subject to the lease from March 31, 2017 to March 31, 2022 for $9,000, which approximates fair value.  If the lease is extended, the purchase option increases to $9,090 for the year ending March 31, 2023 and $9,180 for the year ending March 31, 2024.  Rental expense for operating leases was $3,495, $3,477 and $3,175 for the fiscal years 2019, 2018, and 2017, respectively.

Future minimum payments under noncancelable operating leases, excluding executory costs such as management and maintenance fees, with initial or remaining terms of one year or more consisted of the following at April 27, 2019:

Fiscal years ending	Amount
2020	$3,038
2021	2,510
2022	1,608
2023	269
2024	193
Thereafter	101
$7,719

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of April 27, 2019, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2020	$6,055
2021	4,485
2022	2,693
2023	1,820
2024	113
Thereafter	153
$15,319

Note 19. Subsequent Events

On May 30, 2019, our Board of Directors declared a regular quarterly dividend of $0.05 per share on our common stock payable on June 20, 2019 to holders of record of our common stock on June 10, 2019.

Note 20. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal Year 2019(1)(2)
	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
Net sales	$154,188	$172,692	$115,069	$127,755
Gross profit	38,247	42,757	24,869	24,421
Net income (loss)	4,574	8,606	(3,319)	(10,819)
Basic earnings (loss) per share	0.10	0.19	(0.07)	(0.24)
Diluted earnings (loss) per share	0.10	0.19	(0.07)	(0.24)

	Fiscal Year 2018(3)(4)(5)
	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Net sales	$172,728	$169,309	$130,316	$138,177
Gross profit	44,646	42,604	28,567	29,852
Net income (loss)	8,429	7,132	(6,189)	(3,810)
Basic earnings (loss) per share	0.19	0.16	(0.14)	(0.09)
Diluted earnings (loss) per share	0.19	0.16	(0.14)	(0.09)
(1) The financial data for the quarter ended October 27, 2018 includes the net assets acquired of AJT Systems, Inc. See "Note 5. Business Combination" for further information.
(2) The financial data for the quarter ended January 26, 2019 includes the release of $2,775 in unrecognized tax benefits related to the lapse of a statute of limitations and the release of $480 for a valuation allowance reversal related to foreign net operating loss carryforwards. For the year, see "Note 14. Income Taxes" for further information.
(3) The financial data for the quarter ended October 28, 2017 includes the sale of our non-digital division assets. See "Note 6. Sale of Non-Digital Division Assets" for further information.
(4) The financial data for the quarters ended October 28, 2017 and April 28, 2018 includes additional warranty charges due to specific site issues of $3,179 and $2,354, respectively. For the year, see "Note 18. Commitments and Contingencies" for further information.
(5) The financial data for the quarters ended January 27, 2018 and April 28, 2018 includes the effects of the Tax Act, which impacted our deferred tax asset valuation and our deemed repatriation of foreign earnings with an increase to tax expense of $4,280 and a decrease to tax expense of $461. See "Note 14. Income Taxes" for further information.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  As of April 27, 2019, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 27, 2019, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 27, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 27, 2019.

Our internal control over financial reporting as of April 27, 2019 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, which is included in this Annual Report on Form 10-K.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 7, 2019	June 7, 2019

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2019 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended April 27, 2019 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2019.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP
Consolidated Balance Sheets as of April 27, 2019 and April 28, 2018
Consolidated Statements of Operations for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
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

ADFLOW®, AJT Systems®, All Sport®, Daktronics®, D®, DakStats®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, Go Digital®, Hoffend®, Keyframe®, Matside®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, Replay®, Sportsound®, Statvision®, Tuff Sport®, Uniview®, Vac®, Vanguard®, Venus®, Visiconn®, V-Tour®, V-Link®, and Web-Sync® are trademarks of Daktronics, Inc.  All other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 2019.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 7, 2019
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 7, 2019
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 7, 2019
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 7, 2019
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 7, 2019
James B. Morgan

By /s/ John P. Friel	Director	June 7, 2019
John P. Friel

By /s/ Kevin P. McDermott	Director	June 7, 2019
Kevin P. McDermott

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
For the year ended April 27, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,151	$1,620	$—	$(1,563)	(a)	$2,208
For the year ended April 28, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	2,610	1,451	—	(1,910)	(a)	2,151
For the year ended April 29, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	2,797	2,496	—	(2,683)	(a)	2,610
(a)    Write-off of uncollected accounts, net of collections.

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 0-23246 unless otherwise indicated.

3.1
Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 10-Q/A (Amendment No. 1) of Daktronics, Inc. filed on December 21, 2018).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013).
4.1
Form of Stock Certificate Evidencing Common Stock, without par value, of the Company (Incorporated by reference to Exhibit 4.1 filed with our Amendment No. 1 to the Registration Statement on Form S-1 on January 12, 1994 as Commission File No. 33-72466).**

4.2
Rights Agreement dated as November 16, 2018 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Daktronics, Inc. filed on November 16, 2018).

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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 27, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
** Paper filing.
* Indicates a management contract or compensatory plan or arrangement.