Form 10-Q
period 2019-08-03
DAKTRONICS INC /SD/
filed 2019-08-30
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 26, 2019 was 44,951,204.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 3, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	August 3, 2019	April 27, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,762	$35,383
Restricted cash	339	359
Marketable securities	11,878	26,344
Accounts receivable, net	96,218	65,487
Inventories	85,458	78,832
Contract assets	42,809	33,704
Current maturities of long-term receivables	3,997	2,300
Prepaid expenses and other current assets	9,558	8,319
Income tax receivables	1,038	1,087
Property and equipment and other assets available for sale	1,844	1,858
Total current assets	273,901	253,673

Property and equipment, net	66,707	65,314
Long-term receivables, less current maturities	2,163	1,214
Goodwill	7,940	7,889
Intangibles, net	4,568	4,906
Investment in affiliates and other assets	15,361	5,052
Deferred income taxes	11,189	11,168
TOTAL ASSETS	$381,829	$349,216

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,001	$44,873
Contract liabilities	53,421	47,178
Accrued expenses	32,850	32,061
Warranty obligations	9,650	9,492
Income taxes payable	771	468
Total current liabilities	153,693	134,072

Long-term warranty obligations	15,800	14,978
Long-term contract liabilities	10,140	10,053
Other long-term obligations	8,732	1,339
Long-term income taxes payable	727	578
Deferred income taxes	544	533
Total long-term liabilities	35,943	27,481

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	August 3, 2019	April 27, 2019
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,442,607 and 45,317,267 shares issued at August 3, 2019 and April 27, 2019, respectively	58,478	57,699
Additional paid-in capital	43,204	42,561
Retained earnings	98,373	93,593
Treasury Stock, at cost, 490,617 and 303,957 shares at August 3, 2019 and April 27, 2019, respectively	(3,021)	(1,834)
Accumulated other comprehensive loss	(4,841)	(4,356)
TOTAL SHAREHOLDERS' EQUITY	192,193	187,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$381,829	$349,216

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	August 3, 2019	July 28, 2018
Net sales	$180,256	$154,188
Cost of sales	134,751	115,941
Gross profit	45,505	38,247

Operating expenses:
Selling	18,297	16,378
General and administrative	9,093	8,537
Product design and development	10,500	9,292
	37,890	34,207
Operating income	7,615	4,040

Nonoperating income (expense):
Interest income	269	197
Interest expense	(35)	(39)
Other income (expense), net	193	(154)

Income before income taxes	8,042	4,044
Income tax expense (benefit)	1,012	(530)
Net income	$7,030	$4,574

Weighted average shares outstanding:
Basic	45,089	44,638
Diluted	45,261	44,831

Earnings per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	August 3, 2019	July 28, 2018

Net income	$7,030	$4,574

Other comprehensive loss:
Cumulative translation adjustments	(526)	(1,139)
Unrealized gain (loss) on available-for-sale securities, net of tax	41	(13)
Total other comprehensive loss, net of tax	(485)	(1,152)
Comprehensive income	$6,545	$3,422

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	$58,478	$43,204	$98,373	$(3,021)	$(4,841)	$192,193

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net income	—	—	4,574	—	—	4,574
Cumulative translation adjustments	—	—	—	—	(1,139)	(1,139)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(13)	(13)
Share-based compensation	—	651	—	—	—	651
Exercise of stock options	57	—	—	—	—	57
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,121)	—	—	(3,121)
Balance as of July 28, 2018	$55,608	$40,979	$108,558	$(1,834)	$(3,866)	$199,445

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	August 3, 2019	July 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,030	$4,574
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,383	4,488
Loss on sale of property, equipment and other assets	(26)	(69)
Share-based compensation	643	651
Equity in loss of affiliate	118	134
Provision for doubtful accounts	5	(29)
Deferred income taxes, net	(40)	(65)
Change in operating assets and liabilities	(30,331)	(19,944)
Net cash used in operating activities	(18,218)	(10,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,856)	(4,727)
Proceeds from sales of property, equipment and other assets	73	106
Purchases of marketable securities	—	(1,986)
Proceeds from sales or maturities of marketable securities	14,510	9,181
Purchases of and loans to equity investment	(455)	(426)
Acquisitions, net of cash acquired	—	(2,250)
Net cash provided by (used in) investing activities	8,272	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,221)	(458)
Dividends paid	(2,250)	(3,121)
Proceeds from exercise of stock options	—	57
Payments for common shares repurchased	(1,187)	—
Net cash used in financing activities	(4,658)	(3,522)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	70
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,641)	(13,814)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,742	29,755
End of period	$21,101	$15,941

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$33	$59
Income taxes, net of refunds	491	614

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$—	$58
Purchases of property and equipment included in accounts payable	786	833
Contributions of common stock under the ESPP	779	820
Contingent consideration related to acquisition	—	1,316

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet at April 27, 2019, has been derived from the audited financial statements at that date, but it does not include all the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 27, 2019, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC").  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the quarter ended August 3, 2019 contains operating results for 14 weeks while the quarter ended July 28, 2018 contains operating results for 13 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statement of cash flows:

	August 3, 2019	July 28, 2018
Cash and cash equivalents	$20,762	$15,915
Restricted cash	339	26
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$21,101	$15,941

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019, other than described in the Accounting Standards Adopted section below.

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract.

We adopted ASU 2016-02 and its related guidance during the first quarter of fiscal 2020 for all agreements existing as of April 28, 2019. We elected the "comparatives under Accounting Standards Codification ("ASC") 840 option" as a transitional method, which allows us to initially apply the new lease requirements at the effective date. Comparative periods were not adjusted and will continue to be reported in accordance with prior lease guidance under ASC 840. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating leases related assets or liabilities for leases with a lease term of less than one year. We have also elected the practical expedient to not separate lease and non-lease components in the lease payments for all asset classes. This adoption did not have an impact on our condensed consolidated statements of operations, shareholders' equity and cash flows, and there was no adjustment to retained earnings. As of April 28, 2019, we recognized a right of use asset for operating leases of $11,101 and a current and non-current lease liability for operating leases of $2,745 and $8,356, respectively. The right of use operating assets are included in the "Investment in affiliates and other assets" line item, the current lease liabilities are included in the "Accrued expenses" line item, and the non-current lease liabilities are included in the "Other long-term obligations" line item in our condensed consolidated balance sheet. See "Note 12. Leases" for more information.

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

Note 2. Investments in Affiliates

Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting in accordance with the provisions of ASC 323, Investments – Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting in accordance with the provisions of ASC 321, Investments – Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities.

The aggregate amount of investments accounted for under the equity method was $3,538 and $3,657 at August 3, 2019 and April 27, 2019, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other income (expense), net" line item in our condensed consolidated statements of operations. For the three months ended August 3, 2019 and July 28, 2018, our share of the losses of our affiliates was $118 and $134, respectively.

The aggregate amount of investments without readily determinable fair values was $42 at August 3, 2019 and April 27, 2019, respectively. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value. We record equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes. During the three months ended August 3, 2019, we did not record any changes in the measurement of such investments.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 3, 2019 and July 28, 2018:

	Net income	Shares	Per share income
For the three months ended August 3, 2019
Basic earnings per share	$7,030	45,089	$0.16
Dilution associated with stock compensation plans	—	172	—
Diluted earnings per share	$7,030	45,261	$0.16
For the three months ended July 28, 2018
Basic earnings per share	$4,574	44,638	$0.10
Dilution associated with stock compensation plans	—	193	—
Diluted earnings per share	$4,574	44,831	$0.10

Options outstanding to purchase 2,197 shares of common stock with a weighted average exercise price of $10.03 for the three months ended August 3, 2019 and 1,798 shares of common stock with a weighted average exercise price of $10.46 for the three months ended July 28, 2018 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended August 3, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,965	$45,587	$6,030	$11,897	$15,678	$92,157
Limited configuration	27,235	7,713	23,800	6,587	9,930	75,265
Service and other	3,835	6,006	635	534	1,824	12,834
	$44,035	$59,306	$30,465	$19,018	$27,432	$180,256
Timing of revenue recognition
Goods/services transferred at a point in time	$27,703	$9,120	$22,599	$6,697	$10,188	$76,307
Goods/services transferred over time	16,332	50,186	7,866	12,321	17,244	103,949
	$44,035	$59,306	$30,465	$19,018	$27,432	$180,256

	Three Months Ended July 28, 2018
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,049	$38,921	$8,943	$9,618	$16,216	$76,747
Limited configuration	23,867	5,818	18,547	7,083	10,778	66,093
Service and other	3,653	4,733	630	456	1,876	11,348
	$30,569	$49,472	$28,120	$17,157	$28,870	$154,188
Timing of revenue recognition
Goods/services transferred at a point in time	$24,583	$6,802	$16,998	$7,232	$11,536	$67,151
Goods/services transferred over time	5,986	42,670	11,122	9,925	17,334	87,037
	$30,569	$49,472	$28,120	$17,157	$28,870	$154,188

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

The following table reflects the changes in our contract assets and liabilities:

	August 3, 2019	April 27, 2019	Dollar Change	Percent Change
Contract assets	$42,809	$33,704	$9,105	27.0%
Contract liabilities - current	53,421	47,178	6,243	13.2
Contract liabilities - noncurrent	10,140	10,053	87	0.9

The changes in our contract assets and contract liabilities from April 27, 2019 to August 3, 2019 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the three months ended August 3, 2019.

As of April 27, 2019, we had six contracts in progress that were identified as loss contracts, for which we recorded a provision for losses of $2,353 and had four remaining contracts with loss estimates of $531 as of August 3, 2019. These were included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the three months ended August 3, 2019, we recognized revenue of $31,259 related to our contract liabilities as of April 27, 2019.

Remaining performance obligations
As of August 3, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was $263,406. We expect approximately $226,999 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $206,990 and $56,416, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units. We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. We exclude general and administration expense, product design and development expense, non-operating income and expense, and income tax expense in the segment analysis. Separate financial information is available and regularly evaluated by our chief operating decision-maker (CODM), who is our president and chief executive officer, in making resource allocation decisions for our segments.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	August 3, 2019	July 28, 2018
Net sales:
Commercial	$44,035	$30,569
Live Events	59,306	49,472
High School Park and Recreation	30,465	28,120
Transportation	19,018	17,157
International	27,432	28,870
	180,256	154,188

Gross profit:
Commercial	9,218	6,894
Live Events	12,737	10,233
High School Park and Recreation	10,187	9,502
Transportation	6,754	5,451
International	6,609	6,167
	45,505	38,247

Contribution margin: (1)
Commercial	4,084	2,474
Live Events	8,872	6,985
High School Park and Recreation	6,592	6,552
Transportation	5,452	4,295
International	2,208	1,563
	27,208	21,869

Non-allocated operating expenses:
General and administrative	9,093	8,537
Product design and development	10,500	9,292
Operating income	7,615	4,040

Nonoperating income (expense):
Interest income	269	197
Interest expense	(35)	(39)
Other income (expense), net	193	(154)

Income before income taxes	8,042	4,044
Income tax expense (benefit)	1,012	(530)
Net income	$7,030	$4,574

Depreciation and amortization:
Commercial	$974	$1,178
Live Events	1,398	1,172
High School Park and Recreation	512	443
Transportation	264	274
International	524	700
Unallocated corporate depreciation	711	721
	$4,383	$4,488
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	August 3, 2019	July 28, 2018
Net sales:
United States	$149,460	$121,325
Outside United States	30,796	32,863
	$180,256	$154,188

	August 3, 2019	April 27, 2019
Property and equipment, net of accumulated depreciation:
United States	$59,446	$59,192
Outside United States	7,261	6,122
	$66,707	$65,314

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of August 3, 2019, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of August 3, 2019 and April 27, 2019, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of August 3, 2019
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	1,000	—	1,000
U.S. Government sponsored entities	5,913	(2)	5,911
Municipal bonds	1,503	—	1,503
	$11,880	$(2)	$11,878
Balance as of April 27, 2019
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	10,779	(5)	10,774
U.S. Government sponsored entities	10,510	(28)	10,482
Municipal bonds	1,626	(2)	1,624
	$26,379	$(35)	$26,344

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other income (expense), net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the three months ended August 3, 2019 and July 28, 2018, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of August 3, 2019 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$2,234	$1,230	$3,464
U.S. Government securities	1,000	—	1,000
U.S. Government sponsored entities	3,661	2,250	5,911
Municipal bonds	1,503	—	1,503
	$8,398	$3,480	$11,878

Note 7. Business Combinations

AJT Systems, Inc. Acquisition

We acquired the net assets of AJT Systems, Inc. ("AJT"), a Florida-based company, on June 21, 2018. The results of its operations have been included in our condensed consolidated financial statements since the date of acquisition. We have not made pro forma disclosures about our acquisition of AJT because the results of its operations are not material to our condensed consolidated financial statements.

AJT is a developer of real-time live to air graphics rendering and video server systems for the broadcast TV industry. This acquisition will allow our organization to grow and strengthen our solution offerings to the market. This acquisition was primarily funded with cash on hand and with payments made over a three-year period.

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended August 3, 2019 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2019	$2,276	$3,218	$49	$2,346	$7,889
Foreign currency translation	8	53	8	(18)	51
Balance as of August 3, 2019	$2,284	$3,271	$57	$2,328	$7,940

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. We perform our annual analysis during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter.

In conducting our impairment testing, we compare the fair value of each of our business units to the related carrying value of the allocated assets. We utilize the income approach based on discounted projected cash flows to estimate the fair value of each unit. The projected cash flows use many estimates including market conditions and expected market demand; our ability to grow or maintain market share and gross profit; and our expected expenditures for capital and operating expenses. Assets shared or not directly attributed to a reportable segment's activities are allocated to the reportable segment based on sales and other measures.

We performed our annual impairment test on October 29, 2018 and concluded no goodwill impairment existed. We plan to complete our annual analysis as of the first business day of our third quarter of fiscal 2020, which will begin on November 4, 2019.

Note 9. Selected Financial Statement Data

Inventories consisted of the following:

	August 3, 2019	April 27, 2019
Raw materials	$36,239	$30,789
Work-in-process	9,291	8,239
Finished goods	39,928	39,804
	$85,458	$78,832

Property and equipment, net consisted of the following:

	August 3, 2019	April 27, 2019
Land	$1,754	$1,738
Buildings	66,731	66,403
Machinery and equipment	99,055	96,486
Office furniture and equipment	6,145	6,195
Computer software and hardware	53,611	55,460
Equipment held for rental	287	287
Demonstration equipment	7,172	7,422
Transportation equipment	7,943	7,715
	242,698	241,706
Less accumulated depreciation	175,991	176,392
	$66,707	$65,314

Note 10. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,292 and $2,208 at August 3, 2019 and April 27, 2019, respectively. Included in accounts receivable as of August 3, 2019 and April 27, 2019 was $828 and $440, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agreed to installment payments exceeding 12 months.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $6,160 and $3,514 as of August 3, 2019 and April 27, 2019, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024.  The face amount of long-term receivables was $5,501 as of August 3, 2019 and $3,271 as of April 27, 2019.

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

During the three months ended July 28, 2018, we had no repurchases of shares of our outstanding common stock. During the three months ended August 3, 2019, we repurchased 187 shares of common stock at a total cost of $1,187. As of August 3, 2019, we had $36,988 of remaining capacity under our current share repurchase program.

Note 12. Leases

We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from one to five years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease in Sioux Falls, SD has a purchase option. We do not have any financing leases.

We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The operating lease right-of-use asset includes any prepaid lease payments and initial direct costs and excludes any lease incentives and impairments. Some of our leases include options to extend the term, which is only included in the right-of-use assets and lease liability calculation when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and we have elected to account for all asset classes as a single lease component. Our operating leases also typically require payment of real estate taxes, insurance, and common area maintenance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Our total variable lease costs are immaterial.

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. Both are recognized in cost of sales and operating expenses in the condensed consolidated statements of operations. The lease cost were as follows:

Three Months Ended August 3, 2019
Operating lease cost(1)	$852
(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and discount rate related to operating leases include:

August 3, 2019
Weighted average remaining lease term	5.4 years
Weighted average discount rate	3.5%

Supplemental unaudited cash flow information related to operating leases include:

Three Months Ended August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$816

Future minimum operating lease payments as of, and subsequent to, August 3, 2019 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2020	$2,264
2021	2,649
2022	1,924
2023	1,133
2024	1,035
Thereafter	2,377
Total lease payments	11,382
Less imputed interest	(1,008)
Total lease liabilities	$10,374
(1) Includes $3,879 to extend the term of our Sioux Falls, South Dakota manufacturing facility.

Note 13. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business. For unresolved legal proceedings or claims, we do not believe there is a reasonable probability that any material loss will be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings or claims to have a material effect on our financial position, liquidity or capital resources.

Warranties:  Changes in our warranty obligation for the three months ended August 3, 2019 consisted of the following:

August 3, 2019
Beginning accrued warranty obligations	$24,470
Warranties issued during the period	3,545
Settlements made during the period	(2,510)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(55)
Ending accrued warranty obligations	$25,450

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of August 3, 2019, we had outstanding letters of credit and surety bonds in the amount of $17,248 and $21,758, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of August 3, 2019, we were not aware of any indemnification claim from a customer.

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of August 3, 2019, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2020	$3,254
2021	4,485
2022	2,692
2023	1,820
2024	113
Thereafter	153
$12,517

Note 14. Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. We recorded an effective tax rate of 12.6 percent for the three months ended August 3, 2019 and an effective tax rate benefit of 13.1 percent for the three months ended July 28, 2018. The changes in the effective tax rates are primarily driven by the benefit of research and development tax credits and foreign tax credits proportionate to pre-tax book income for each period.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2016, 2017, 2018 and 2019 remain open to federal tax examinations, and fiscal years 2015, 2016, 2017, 2018 and 2019 remain open for various state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2009. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our condensed consolidated statement of operations.

As of August 3, 2019, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, we had $727 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 15. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 3, 2019 and April 27, 2019 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of August 3, 2019
Cash and cash equivalents	$20,762	$—	$—	$20,762
Restricted cash	339	—	—	339
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	1,000	—	—	1,000
U.S. Government sponsored entities	—	5,911	—	5,911
Municipal bonds	—	1,503	—	1,503
Derivatives - asset position	—	334	—	334
Derivatives - liability position	—	(10)	—	(10)
Acquisition-related contingency consideration	—	—	(1,554)	(1,554)
	$22,101	$11,202	$(1,554)	$31,749
Balance as of April 27, 2019
Cash and cash equivalents	$35,383	$—	$—	$35,383
Restricted cash	359	—	—	359
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	10,774	—	—	10,774
U.S. Government sponsored entities	—	10,482	—	10,482
Municipal bonds	—	1,624	—	1,624
Derivatives - asset position	—	91	—	91
Derivatives - liability position	—	(4)	—	(4)
Acquisition-related contingency consideration	—	—	(3,065)	(3,065)
	$46,516	$15,657	$(3,065)	$59,108

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the three months ended August 3, 2019 is as follows:

Acquisition-related contingency consideration as of April 27, 2019	$3,065
Additions	25
Settlements	(1,591)
Interest	18
Foreign currency translation	37
Acquisition-related contingency consideration as of August 3, 2019	$1,554

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2019. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2019 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of August 3, 2019 and April 27, 2019, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other income (expense), net" line item in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at August 3, 2019 and April 27, 2019 were as follows:

	August 3, 2019		April 27, 2019
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,524	2,165	2,688	3,772
U.S. Dollars/Canadian Dollars	619	821	625	821
U.S. Dollars/British Pounds	4,747	3,639	3,547	2,680
U.S. Dollars/Swiss Franc	—	—	927	925
U.S. Dollars/Malaysian Ringgit	60	246	60	246

As of August 3, 2019, there was an asset and liability of $334 and $10, respectively, and as of April 27, 2019, there was an asset and liability of $91 and $4, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of August 3, 2019, all contracts mature within 20 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; and (xiv.) the timing and magnitude of any acquisitions or dispositions.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended April 27, 2019 in the section entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

GENERAL

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We organize into business units to focus on customer loyalty over time to earn new and replacement business because our products have a finite lifetime. See "Note 5. Segment Reporting" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).

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

Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, the overall cost to manufacture and the selling prices of our products have decreased over the years and are expected to continue to decrease in the future. Our competitors outside the U.S. are impacted differently by the global trade environment allowing them to avoid tariff costs or reduce prices. As a result, additional competitors have entered the market, and each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. However, the decline of digital solution pricing over the years and increased user adoption and applications have increased the size of the global market.

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

We can be impacted by short-term events like the U.S. Administrative trade actions in 2018 or a number of other factors that are disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

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

•
National accounts standard display market opportunities due to customers' desire to communicate their message, advertising and content consistently across the country. Increased demand is possible from national retailers, quick serve restaurants, petroleum retailers, and other nationwide organizations.

•	Additional standard display offerings using micro-light emitting diode ("LED") designs.

•	Increasing use of LED technologies replacing signage previously using liquid crystal display ("LCD") technology by existing and new customers.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the quarter ended August 3, 2019 contains operating results for 14 weeks while the quarter ended July 28, 2018 contains operating results for 13 weeks.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 3, 2019 AND JULY 28, 2018

Net Sales

	Three Months Ended
(in thousands)	August 3, 2019	July 28, 2018	Dollar Change	Percent Change
Net sales:
Commercial	$44,035	$30,569	$13,466	44.1%
Live Events	59,306	49,472	9,834	19.9
High School Park and Recreation	30,465	28,120	2,345	8.3
Transportation	19,018	17,157	1,861	10.8
International	27,432	28,870	(1,438)	(5.0)
	$180,256	$154,188	$26,068	16.9%
Orders:
Commercial	$38,648	$35,792	$2,856	8.0%
Live Events	66,969	39,395	27,574	70.0
High School Park and Recreation	30,552	38,449	(7,897)	(20.5)
Transportation	22,215	21,916	299	1.4
International	29,079	24,058	5,021	20.9
	$187,463	$159,610	$27,853	17.5%

Sales and orders were impacted as a result of the first quarter of fiscal 2020 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2019 contained 13 weeks.

For net sales, during the first quarter of fiscal 2020, we achieved a $12.9 million per week average run rate as compared to $11.9 million per week during the first quarter of fiscal 2019, or an approximate 8.6% increase. This change was driven by the order volume reasons described below and the timing of conversion related to the seasonality in our business.

For orders, during the first quarter of fiscal 2020, we achieved a $13.4 million per week average run rate as compared to $12.3 million per week during the first quarter of fiscal 2019, or an approximate 9.1% increase. We had an increase in orders placed during the first quarter of fiscal 2020 related to new releases of our product offerings.

Commercial: The increase in net sales for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to the timing of large custom projects in the spectacular and OOH niches.

The increase in orders for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to the timing of projects in the on-premise and OOH niches.

Live Events:  The increase in net sales for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to the timing of the demand for upgraded or new solutions for arenas and college and universities.

Orders increased for the three months ended August 3, 2019 compared to the same period one year ago due to an increase in the number of projects for professional sports, arenas, and college and universities venues.

High School Park and Recreation: The increase in net sales for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to the timing of converting orders and backlog into sales.

Orders decreased for the three months ended August 3, 2019 compared to the same period one year ago due to variability in order timing and a decrease in large video projects compared to the same period last year.

Transportation: The increase in net sales for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to the variability of large order production timing caused by customer project schedules.

Orders for the three months ended August 3, 2019 compared to the same period one year ago remained relatively flat.

International:  Net sales for the three months ended August 3, 2019 compared to the same period one year ago decreased primarily due to the variability of timing caused by large projects of professional sports stadiums.

Orders increased for the three months ended August 3, 2019 compared to the same period one year ago primarily due to general variations in the timing of large contracts and account-based order placements.

Product Order Backlog

The product order backlog as of August 3, 2019 was $207 million as compared to $177 million as of July 28, 2018 and $202 million at the end of the fourth quarter of fiscal 2019.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of August 3, 2019 increased in our Live Events, Transportation, and International business units from July 28, 2018 and decreased in our High School Park and Recreation business unit.

Gross Profit

	Three Months Ended
	August 3, 2019		July 28, 2018
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,218	20.9%	$6,894	22.6%
Live Events	12,737	21.5	10,233	20.7
High School Park and Recreation	10,187	33.4	9,502	33.8
Transportation	6,754	35.5	5,451	31.8
International	6,609	24.1	6,167	21.4
	$45,505	25.2%	$38,247	24.8%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to higher sales volumes over relatively fixed infrastructure costs, partly offset by $1.5 million in additional tariff expenses, or a 0.8% impact to gross profit. Total warranty as a percent of sales decreased to 2.1% for the three months ended August 3, 2019 as compared to 2.5% during the three months ended July 28, 2018. The following describes the overall impact by business unit:

Commercial:  The gross profit percent decrease for the three months ended August 3, 2019 compared to the same period one year ago was due to a change in product mix, which was partly offset by higher sales volumes over relatively fixed infrastructure costs.

Live Events: The gross profit percent increase for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to higher sales volumes over relatively fixed infrastructure costs, partly offset by an increase in warranty expenses and a change in sales mix.

High School Park and Recreation:  The gross profit percent for the three months ended August 3, 2019 as compared to the same period one year ago remained relatively flat.

Transportation:  The gross profit percent increase for the three months ended August 3, 2019 compared to the same period one year ago was primarily due to product mix and higher sales volumes over relatively fixed infrastructure costs.

International:  The gross profit percent increase for the three months ended August 3, 2019 compared to the same period one year ago was primarily the result of lower warranty expenses, partly offset by lower sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Three Months Ended
	August 3, 2019			July 28, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,084	9.3%	65.1%	$2,474	8.1%
Live Events	8,872	15.0	27.0	6,985	14.1
High School Park and Recreation	6,592	21.6	0.6	6,552	23.3
Transportation	5,452	28.7	26.9	4,295	25.0
International	2,208	8.0	41.3	1,563	5.4
	$27,208	15.1%	24.4%	$21,869	14.2%

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

All areas of selling expenses were impacted as a result of the first quarter of fiscal 2020 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2019 contained 13 weeks. Selling expense in our Commercial, Live Events, and High School Park and Recreation business units increased in the first quarter of fiscal 2020 compared to the same quarter a year ago due to personnel related expenses. Selling expense in our International business unit decreased in the first quarter of fiscal 2020 compared to the same quarter a year ago due to a decrease in third-party commissions. Selling expense in our Transportation business unit for the first quarter of fiscal 2020 remained relatively flat compared to the same quarter a year ago.

Other Operating Expenses

	Three Months Ended
	August 3, 2019			July 28, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$9,093	5.0%	6.5%	$8,537	5.5%
Product design and development	$10,500	5.8%	13.0%	$9,292	6.0%

All areas of operating expenses were impacted as a result of the first quarter of fiscal 2020 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2019 contained 13 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the first quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to the additional week of operating results added to the first quarter of fiscal 2020.

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

Product design and development expenses in the first quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to the additional week of operating results added to the first quarter of fiscal 2020 and for increased labor costs and professional services assigned to product design and development projects. To deliver value to our customers and serve the markets' expectations, we expect an increase in expenditures for new or enhanced customer solutions.

Other Income and Expenses

	Three Months Ended
	August 3, 2019			July 28, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$234	0.1%	48.1%	$158	0.1%
Other income (expense), net	$193	0.1%	(225.3)%	$(154)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for the first quarter of fiscal 2020 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other income (expense), net:  The change in other income and expense, net for the first quarter of fiscal 2020 as compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors, including having operations in multiple jurisdictions worldwide, our effective tax rate is subject to fluctuation.

We have recorded a tax rate of 12.6 percent for the first quarter of fiscal 2020 as compared to an effective tax rate benefit of 13.1 percent for the first quarter of fiscal 2019. The change in the effective tax rate is primarily driven by the benefit of research and development tax credits and foreign tax credits proportionate to pre-tax book income for each period.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	August 3, 2019	July 28, 2018	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,218)	$(10,260)	77.6%
Investing activities	8,272	(102)	(8,209.8)
Financing activities	(4,658)	(3,522)	32.3
Effect of exchange rate changes on cash	(37)	70	(152.9)
Net decrease in cash, cash equivalents and restricted cash	$(14,641)	$(13,814)	6.0%

Net cash used in operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $18.2 million for the first three months of fiscal 2020 compared to net cash used in operating activities of $10.3 million in the first three months of fiscal 2019. The $7.9 million increase in cash used in operating activities from the first three months of fiscal 2019 to the first three months of fiscal 2020 was the result of changes in net operating assets and liabilities of $10.4 million and $0.1 million in depreciation and amortization, adjusted by a $2.5 million increase in net income and $0.1 million in other non-cash items, net.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	August 3, 2019	July 28, 2018
(Increase) decrease:
Accounts receivable	$(30,973)	$(23,504)
Long-term receivables	(2,298)	381
Inventories	(6,763)	(4,025)
Contract assets	(9,180)	(10,480)
Prepaid expenses and other current assets	(1,296)	1,108
Income tax receivables	52	(926)
Investment in affiliates and other assets	(53)	134
Increase (decrease):
Accounts payable	12,535	1,217
Contract liabilities	6,341	12,126
Accrued expenses	206	5,674
Warranty obligations	158	(420)
Long-term warranty obligations	823	(282)
Income taxes payable	461	(122)
Long-term marketing obligations and other payables	(344)	(825)
	$(30,331)	$(19,944)

Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the sports market seasonality.

Net cash provided by (used in) investing activities: Net cash provided by investing activities totaled $8.3 million in the first three months of fiscal 2020 compared to net cash used in investing activities of $0.1 million in the first three months of fiscal 2019. Marketable securities, net totaled $14.5 million in the first three months of fiscal 2020 as compared to $7.2 million in the first three months of fiscal 2019. Purchases of property and equipment totaled $5.9 million in the first three months of fiscal 2020 compared to $4.7 million in the first three months of fiscal 2019. During the first three months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $4.7 million for the three months ended August 3, 2019 compared to $3.5 million in the same period one year ago. Principal payments on long-term obligations for the three months ended August 3, 2019 were $1.2 million compared to $0.5 million during the first three months of fiscal 2019, which was mostly related to contingent liability payments. Dividends of $2.3 million, or $0.05 per share, were paid to Daktronics shareholders during the first three months of fiscal 2020, as compared to dividends of $3.1 million, or $0.07 per share, paid to Daktronics shareholders during the first three months of fiscal 2019. During the first three months of fiscal 2020, we repurchased $1.2 million of shares as part of the $40.0 million share repurchase plan authorized by the Board of Directors. There were no share repurchases in the first three months of fiscal 2019.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $120.2 million and $119.6 million at August 3, 2019 and April 27, 2019, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $4.0 million of retainage on long-term contracts included in receivables and contract assets as of August 3, 2019, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. During the fourth quarter of fiscal 2019, we violated one of our bank covenants, but we received a waiver from our banking institution for the year ended April 27, 2019. As of August 3, 2019, we were in compliance with all applicable bank loan covenants.

On November 15, 2016, we entered into a credit agreement and a related revolving note with a U.S. bank. The revolving amount of the agreement and note is $35.0 million, including up to $15.0 million for commercial and standby letters of credit, with a maturity date of November 15, 2019.  As of August 3, 2019, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $9.5 million. On November 15, 2016, we entered into an amended and restated loan agreement and a continuing and unlimited guaranty agreement with another U.S. bank which supports our credit needs outside of the United States. The revolving amount of the loan is $20.0 million, with a maturity date of November 15, 2019. As of August 3, 2019, there were no advances outstanding under the loan agreement and approximately $7.8 million in bank guarantees under this line of credit.

For more information on these agreements, see "Note 10. Financing Agreements" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. We expect to enter into a new credit facility, loan agreement, and guaranty agreement prior to our current agreements expiring in November 2019.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At August 3, 2019, we had $21.8 million of bonded work outstanding against this line.

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

Off-Balance Sheet Arrangements and Contractual Obligations

There has been no material change in our off-balance sheet arrangements and contractual obligations since the fiscal year ended April 27, 2019. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. In the first quarter of fiscal 2020, we adopted new lease guidance, as described in "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2019.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes in our exposure to these risks during the first three months of fiscal 2020.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 3, 2019, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 3, 2019, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 3, 2019, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases of common stock during the first quarter of fiscal 2020:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
April 28, 2019 - June 1, 2019	—	$—	—	$38,174,942
June 2, 2019 - June 29, 2019	171,822	6.39	171,822	37,076,999
June 30, 2019 - August 3, 2019	14,838	6.02	14,838	36,987,674
Total	186,660		186,660
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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 30, 2019

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended August 3, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.