Form 10-Q
period 2019-11-02
DAKTRONICS INC /SD/
filed 2019-11-27
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

or
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

The number of shares of the registrant’s common stock outstanding as of November 25, 2019 was 45,147,549.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended November 2, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	November 2, 2019	April 27, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,265	$35,383
Restricted cash	59	359
Marketable securities	3,618	26,344
Accounts receivable, net	103,417	65,487
Inventories	79,237	78,832
Contract assets	34,395	33,704
Current maturities of long-term receivables	4,567	2,300
Prepaid expenses and other current assets	9,943	8,319
Income tax receivables	4,301	1,087
Property and equipment and other assets available for sale	1,860	1,858
Total current assets	270,662	253,673

Property and equipment, net	67,163	65,314
Long-term receivables, less current maturities	1,758	1,214
Goodwill	7,974	7,889
Intangibles, net	4,204	4,906
Investment in affiliates and other assets	15,458	5,052
Deferred income taxes	11,190	11,168
TOTAL ASSETS	$378,409	$349,216

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,432	$44,873
Contract liabilities	48,387	47,178
Accrued expenses	36,817	32,061
Warranty obligations	9,837	9,492
Income taxes payable	638	468
Total current liabilities	144,111	134,072

Long-term warranty obligations	16,148	14,978
Long-term contract liabilities	10,578	10,053
Other long-term obligations	8,295	1,339
Long-term income taxes payable	735	578
Deferred income taxes	531	533
Total long-term liabilities	36,287	27,481

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	November 2, 2019	April 27, 2019
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,722,110 and 45,317,267 shares issued at November 2, 2019 and April 27, 2019, respectively	59,276	57,699
Additional paid-in capital	43,546	42,561
Retained earnings	103,397	93,593
Treasury Stock, at cost, 573,775 and 303,957 shares at November 2, 2019 and April 27, 2019, respectively	(3,516)	(1,834)
Accumulated other comprehensive loss	(4,692)	(4,356)
TOTAL SHAREHOLDERS' EQUITY	198,011	187,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$378,409	$349,216

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Net sales	$174,911	$172,692	$355,167	$326,880
Cost of sales	134,824	129,935	269,575	245,876
Gross profit	40,087	42,757	85,592	81,004

Operating expenses:
Selling	16,177	16,125	34,474	32,503
General and administrative	8,965	8,574	18,058	17,111
Product design and development	10,121	9,039	20,621	18,331
	35,263	33,738	73,153	67,945
Operating income	4,824	9,019	12,439	13,059

Nonoperating (expense) income:
Interest income	162	188	431	385
Interest expense	(31)	(2)	(66)	(41)
Other income (expense), net	(514)	(66)	(321)	(220)

Income before income taxes	4,441	9,139	12,483	13,183
Income tax (benefit) expense	(2,833)	533	(1,821)	3
Net income	$7,274	$8,606	$14,304	$13,180

Weighted average shares outstanding:
Basic	45,115	44,780	45,114	44,717
Diluted	45,267	44,950	45,361	44,994

Earnings per share:
Basic	$0.16	$0.19	$0.32	$0.29
Diluted	$0.16	$0.19	$0.32	$0.29

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018

Net income	$7,274	$8,606	$14,304	$13,180

Other comprehensive income (loss):
Cumulative translation adjustments	146	(555)	(380)	(1,694)
Unrealized gain (loss) on available-for-sale securities, net of tax	3	6	44	(7)
Total other comprehensive income (loss), net of tax	149	(549)	(336)	(1,701)
Comprehensive income	$7,423	$8,057	$13,968	$11,479

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	58,478	43,204	98,373	(3,021)	(4,841)	192,193
Net income	—	—	7,274	—	—	7,274
Cumulative translation adjustments	—	—	—	—	146	146
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	3	3
Share-based compensation	—	541	—	—	—	541
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	798	—	—	—	—	798
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(495)	—	(495)
Balance as of November 2, 2019	$59,276	$43,546	$103,397	$(3,516)	$(4,692)	$198,011

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net income	—	—	4,574	—	—	4,574
Cumulative translation adjustments	—	—	—	—	(1,139)	(1,139)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(13)	(13)
Share-based compensation	—	651	—	—	—	651
Exercise of stock options	57	—	—	—	—	57
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,121)	—	—	(3,121)
Balance as of July 28, 2018	55,608	40,979	108,558	(1,834)	(3,866)	199,445
Net income	—	—	8,606	—	—	8,606
Cumulative translation adjustments	—	—	—	—	(555)	(555)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	6	6
Share-based compensation	—	612	—	—	—	612
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Dividends declared ($0.07 per share)	—	—	(3,131)	—	—	(3,131)
Balance as of October 27, 2018	$55,608	$41,345	$114,033	$(1,834)	$(4,415)	$204,737

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	November 2, 2019	October 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,304	$13,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,724	9,300
Gain (loss) on sale of property, equipment and other assets	30	(93)
Share-based compensation	1,184	1,263
Contingent consideration adjustment	—	(956)
Equity in loss of affiliate	241	265
Provision for doubtful accounts	(535)	51
Deferred income taxes, net	(64)	(85)
Change in operating assets and liabilities	(34,156)	(368)
Net cash (used in) provided by operating activities	(10,272)	22,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,768)	(9,833)
Proceeds from sales of property, equipment and other assets	149	182
Purchases of marketable securities	—	(9,209)
Proceeds from sales or maturities of marketable securities	22,775	12,034
Purchases of and loans to equity investment	(896)	(854)
Acquisitions, net of cash acquired	—	(2,250)
Net cash provided by (used in) investing activities	12,260	(9,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,931)	(431)
Dividends paid	(4,500)	(6,252)
Proceeds from exercise of stock options	—	57
Payments for common shares repurchased	(1,682)	—
Tax payments related to RSU issuances	(199)	(246)
Net cash used in financing activities	(8,312)	(6,872)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(94)	73
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,418)	5,828

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,742	29,755
End of period	$29,324	$35,583

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$117	$84
Income taxes, net of refunds	1,051	954

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$—	$97
Purchases of property and equipment included in accounts payable	1,469	2,348
Contributions of common stock under the ESPP	1,577	820

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the six months ended November 2, 2019 contains operating results for 27 weeks while the six months ended October 27, 2018 contains operating results for 26 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statement of cash flows:

	November 2, 2019	October 27, 2018
Cash and cash equivalents	$29,265	$35,557
Restricted cash	59	26
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$29,324	$35,583

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-13, including all subsequent amendments and improvements to ASC Topic 326 issued by FASB, will have on our condensed consolidated financial statements and related disclosures.

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

The aggregate amount of investments accounted for under the equity method was $3,415 and $3,657 at November 2, 2019 and April 27, 2019, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other income (expense), net" line item in our condensed consolidated statements of operations. For the six months ended November 2, 2019 and October 27, 2018, our share of the losses of our affiliates was $241 and $265, respectively.

The aggregate amount of investments without readily determinable fair values was $42 at November 2, 2019 and April 27, 2019. There have not been any identified events or changes in circumstances that may have a significant adverse effect on their fair value, and it is not practical to estimate their fair value. We record equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes. During the six months ended November 2, 2019, we did not record any changes in the measurement of such investments.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended November 2, 2019 and October 27, 2018:

	Net income	Shares	Per share income
For the three months ended November 2, 2019
Basic earnings per share	$7,274	45,115	$0.16
Dilution associated with stock compensation plans	—	152	—
Diluted earnings per share	$7,274	45,267	$0.16
For the three months ended October 27, 2018
Basic earnings per share	$8,606	44,780	$0.19
Dilution associated with stock compensation plans	—	170	—
Diluted earnings per share	$8,606	44,950	$0.19
For the six months ended November 2, 2019
Basic earnings per share	$14,304	45,114	$0.32
Dilution associated with stock compensation plans	—	247	—
Diluted earnings per share	$14,304	45,361	$0.32
For the six months ended October 27, 2018
Basic earnings per share	$13,180	44,717	$0.29
Dilution associated with stock compensation plans	—	277	—
Diluted earnings per share	$13,180	44,994	$0.29

Options outstanding to purchase 2,282 shares of common stock with a weighted average exercise price of $9.90 for the three months ended November 2, 2019 and 2,377 shares of common stock with a weighted average exercise price of $9.94 for the three months ended October 27, 2018 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,238 shares of common stock with a weighted average exercise price of $9.97 for the six months ended November 2, 2019 and 2,129 shares of common stock with a weighted average exercise price of $10.15 for the six months ended October 27, 2018 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended November 2, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,007	$41,413	$5,186	$12,419	$10,542	$78,567
Limited configuration	26,654	11,513	24,127	7,383	13,124	82,801
Service and other	3,990	6,393	880	528	1,752	13,543
	$39,651	$59,319	$30,193	$20,330	$25,418	$174,911
Timing of revenue recognition
Goods/services transferred at a point in time	$27,304	$13,169	$22,112	$7,521	$13,500	$83,606
Goods/services transferred over time	12,347	46,150	8,081	12,809	11,918	91,305
	$39,651	$59,319	$30,193	$20,330	$25,418	$174,911

	Six Months Ended November 2, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$21,972	$87,000	$11,216	$24,316	$26,220	$170,724
Limited configuration	53,889	19,226	47,927	13,970	23,054	158,066
Service and other	7,825	12,399	1,515	1,062	3,576	26,377
	$83,686	$118,625	$60,658	$39,348	$52,850	$355,167
Timing of revenue recognition
Goods/services transferred at a point in time	$55,007	$22,289	$44,711	$14,218	$23,688	$159,913
Goods/services transferred over time	28,679	96,336	15,947	25,130	29,162	195,254
	$83,686	$118,625	$60,658	$39,348	$52,850	$355,167

	Three Months Ended October 27, 2018
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$11,426	$38,283	$6,671	$10,427	$10,776	$77,583
Limited configuration	31,385	11,467	24,381	7,195	9,851	84,279
Service and other	3,258	5,349	528	455	1,240	10,830
	$46,069	$55,099	$31,580	$18,077	$21,867	$172,692
Timing of revenue recognition
Goods/services transferred at a point in time	$31,896	$12,558	$22,060	$7,267	$10,126	$83,907
Goods/services transferred over time	14,173	42,541	9,520	10,810	11,741	88,785
	$46,069	$55,099	$31,580	$18,077	$21,867	$172,692

	Six Months Ended October 27, 2018
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$14,475	$77,204	$15,614	$20,045	$26,992	$154,330
Limited configuration	55,252	17,285	42,928	14,278	20,629	150,372
Service and other	6,911	10,082	1,158	911	3,116	22,178
	$76,638	$104,571	$59,700	$35,234	$50,737	$326,880
Timing of revenue recognition
Goods/services transferred at a point in time	$56,479	$19,360	$39,058	$14,499	$21,662	$151,058
Goods/services transferred over time	20,159	85,211	20,642	20,735	29,075	175,822
	$76,638	$104,571	$59,700	$35,234	$50,737	$326,880

See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.

Contract balances
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed according to the contract terms. Contract liabilities represent amounts billed to the clients in excess of revenue recognized to date.

The following table reflects the changes in our contract assets and liabilities:

	November 2, 2019	April 27, 2019	Dollar Change	Percent Change
Contract assets	$34,395	$33,704	$691	2.1%
Contract liabilities - current	48,387	47,178	1,209	2.6
Contract liabilities - noncurrent	10,578	10,053	525	5.2

The changes in our contract assets and contract liabilities from April 27, 2019 to November 2, 2019 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the six months ended November 2, 2019.

As of April 27, 2019, we had six contracts in progress that were identified as loss contracts, for which we recorded a provision for losses of $2,353 and two remaining contracts with loss estimates of $360 as of November 2, 2019. These were included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the six months ended November 2, 2019, we recognized revenue of $39,352 related to our contract liabilities as of April 27, 2019.

Remaining performance obligations
As of November 2, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was $239,902. We expect approximately $202,745 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $182,050 and $57,852, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

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

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Net sales:
Commercial	$39,651	$46,069	$83,686	$76,638
Live Events	59,319	55,099	118,625	104,571
High School Park and Recreation	30,193	31,580	60,658	59,700
Transportation	20,330	18,077	39,348	35,234
International	25,418	21,867	52,850	50,737
	174,911	172,692	355,167	326,880

Gross profit:
Commercial	7,862	11,757	17,080	18,651
Live Events	11,934	12,312	24,671	22,545
High School Park and Recreation	9,224	9,759	19,411	19,261
Transportation	7,003	6,140	13,757	11,591
International	4,064	2,789	10,673	8,956
	40,087	42,757	85,592	81,004

Contribution margin: (1)
Commercial	2,853	7,050	6,937	9,524
Live Events	8,362	8,918	17,234	15,903
High School Park and Recreation	5,988	6,706	12,580	13,258
Transportation	5,895	4,991	11,347	9,286
International	812	(1,033)	3,020	530
	23,910	26,632	51,118	48,501

Non-allocated operating expenses:
General and administrative	8,965	8,574	18,058	17,111
Product design and development	10,121	9,039	20,621	18,331
Operating income	4,824	9,019	12,439	13,059

Nonoperating income (expense):
Interest income	162	188	431	385
Interest expense	(31)	(2)	(66)	(41)
Other income (expense), net	(514)	(66)	(321)	(220)

Income before income taxes	4,441	9,139	12,483	13,183
Income tax (benefit) expense	(2,833)	533	(1,821)	3
Net income	$7,274	$8,606	$14,304	$13,180

Depreciation and amortization:
Commercial	$895	$1,236	$1,869	$2,414
Live Events	1,394	1,334	2,792	2,506
High School Park and Recreation	507	517	1,019	960
Transportation	252	277	516	551
International	563	723	1,087	1,423
Unallocated corporate depreciation	730	725	1,441	1,446
	$4,341	$4,812	$8,724	$9,300
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Net sales:
United States	$147,106	$145,936	$296,566	$267,261
Outside United States	27,805	26,756	58,601	59,619
	$174,911	$172,692	$355,167	$326,880

	November 2, 2019	April 27, 2019
Property and equipment, net of accumulated depreciation:
United States	$59,655	$59,192
Outside United States	7,508	6,122
	$67,163	$65,314

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of November 2, 2019, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of November 2, 2019 and April 27, 2019, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of November 2, 2019
Certificates of deposit	$2,717	$—	$2,717
U.S. Government sponsored entities	745	—	745
Municipal bonds	156	—	156
	$3,618	$—	$3,618
Balance as of April 27, 2019
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	10,779	(5)	10,774
U.S. Government sponsored entities	10,510	(28)	10,482
Municipal bonds	1,626	(2)	1,624
	$26,379	$(35)	$26,344

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other income (expense), net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the six months ended November 2, 2019 and October 27, 2018, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of November 2, 2019 were as follows:

	Less than 12 months	1-5 Years	Total
Certificates of deposit	$1,734	$983	$2,717
U.S. Government sponsored entities	745	—	745
Municipal bonds	156	—	156
	$2,635	$983	$3,618

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

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended November 2, 2019 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2019	$2,276	$3,218	$49	$2,346	$7,889
Foreign currency translation	9	64	9	3	85
Balance as of November 2, 2019	$2,285	$3,282	$58	$2,349	$7,974

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

We performed our annual impairment test for our third quarter in fiscal 2019, which began on October 29, 2018 and concluded no goodwill impairment existed. We are currently in the process of completing our annual analysis as of the first business day of our third quarter of fiscal 2020, which began on November 4, 2019.

Note 9. Selected Financial Statement Data

Inventories consisted of the following:

	November 2, 2019	April 27, 2019
Raw materials	$33,203	$30,789
Work-in-process	9,104	8,239
Finished goods	36,930	39,804
	$79,237	$78,832

Property and equipment, net consisted of the following:

	November 2, 2019	April 27, 2019
Land	$2,176	$1,738
Buildings	67,561	66,403
Machinery and equipment	99,811	96,486
Office furniture and equipment	6,157	6,195
Computer software and hardware	52,735	55,460
Equipment held for rental	287	287
Demonstration equipment	7,547	7,422
Transportation equipment	7,993	7,715
	244,267	241,706
Less accumulated depreciation	177,104	176,392
	$67,163	$65,314

Note 10. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,516 and $2,208 at November 2, 2019 and April 27, 2019, respectively. Included in accounts receivable as of November 2, 2019 and April 27, 2019 was $717 and $440, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months.  The present value of these contracts and leases are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts and lease receivables, including accrued interest and current maturities, was $6,325 and $3,514 as of November 2, 2019 and April 27, 2019, respectively.  Contract and lease receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024.  The face value of long-term receivables was $5,234 as of November 2, 2019 and $3,271 as of April 27, 2019.

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

During the six months ended October 27, 2018, we had no repurchases of shares of our outstanding common stock. During the six months ended November 2, 2019, we repurchased 270 shares of common stock at a total cost of $1,682. As of November 2, 2019, we had $36,493 of remaining capacity under our current share repurchase program.

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

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. Both are recognized in cost of sales and operating expenses in the condensed consolidated statements of operations. The lease cost was as follows:

	Three Months Ended November 2, 2019	Six Months Ended November 2, 2019
Operating lease cost(1)	$1,010	$1,862
(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and discount rate related to operating leases include:

November 2, 2019
Weighted average remaining lease term	5.3 years
Weighted average discount rate	3.5%

Supplemental unaudited cash flow information related to operating leases include:

	Three Months Ended November 2, 2019	Six Months Ended November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$787	$1,603

Future minimum operating lease payments as of, and subsequent to, November 2, 2019 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2020	$1,536
2021	2,711
2022	1,993
2023	1,206
2024	1,085
Thereafter	2,398
Total lease payments	10,929
Less imputed interest	(944)
Total lease liabilities	$9,985
(1) Includes $3,879 to extend the term of our Sioux Falls, South Dakota manufacturing facility.

Note 13. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business.

As of April 27, 2019 and November 2, 2019, $1,072 and $1,981, respectively, were included in the "Accrued expenses" line item in our condensed consolidated balance sheets for a probable and reasonably estimated cost to settle a patent litigation claim. The costs are included in cost of sales in the High School Park and Recreation business unit.

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

Warranties:  Changes in our warranty obligation for the six months ended November 2, 2019 consisted of the following:

November 2, 2019
Beginning accrued warranty obligations	$24,470
Warranties issued during the period	6,425
Settlements made during the period	(5,355)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	445
Ending accrued warranty obligations	$25,985

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of November 2, 2019, we had outstanding letters of credit and surety bonds in the amount of $15,184 and $8,372, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of November 2, 2019, we were not aware of any indemnification claim from a customer.

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of November 2, 2019, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2020	$3,161
2021	4,644
2022	2,692
2023	1,820
2024	113
Thereafter	153
$12,583

Note 14. Income Taxes

We calculate the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to various factors and operating in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. We recorded an effective tax rate benefit of 63.8 percent and 14.6 percent for the three and six months ended November 2, 2019, respectively, and an effective tax rate expense of 5.8 percent and 0.0 percent for the three and six months ended October 27, 2018. The changes in the effective tax rates are primarily driven by differences in estimated tax credits proportionate to estimated pre-tax book income for each period.

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

As of November 2, 2019, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, we had $735 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 15. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 2, 2019 and April 27, 2019 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of November 2, 2019
Cash and cash equivalents	$29,265	$—	$—	$29,265
Restricted cash	59	—	—	59
Available-for-sale securities:
Certificates of deposit	—	2,717	—	2,717
U.S. Government sponsored entities	—	745	—	745
Municipal bonds	—	156	—	156
Derivatives - asset position	—	70	—	70
Derivatives - liability position	—	(233)	—	(233)
Acquisition-related contingency consideration	—	—	(895)	(895)
	$29,324	$3,455	$(895)	$31,884
Balance as of April 27, 2019
Cash and cash equivalents	$35,383	$—	$—	$35,383
Restricted cash	359	—	—	359
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	10,774	—	—	10,774
U.S. Government sponsored entities	—	10,482	—	10,482
Municipal bonds	—	1,624	—	1,624
Derivatives - asset position	—	91	—	91
Derivatives - liability position	—	(4)	—	(4)
Acquisition-related contingency consideration	—	—	(3,065)	(3,065)
	$46,516	$15,657	$(3,065)	$59,108

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the six months ended November 2, 2019 is as follows:

Acquisition-related contingency consideration as of April 27, 2019	$3,065
Additions	50
Settlements	(2,291)
Interest	34
Foreign currency translation	37
Acquisition-related contingency consideration as of November 2, 2019	$895

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2019. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2019 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of November 2, 2019 and April 27, 2019, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other income (expense), net" line item in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at November 2, 2019 and April 27, 2019 were as follows:

	November 2, 2019		April 27, 2019
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	1,611	2,322	2,688	3,772
U.S. Dollars/Canadian Dollars	750	998	625	821
U.S. Dollars/British Pounds	5,874	4,585	3,547	2,680
U.S. Dollars/Euros	3,755	3,377	—	—
U.S. Dollars/Swiss Franc	—	—	927	925
U.S. Dollars/Malaysian Ringgit	—	—	60	246

As of November 2, 2019, there was an asset and liability of $70 and $233, respectively; and as of April 27, 2019, there was an asset and liability of $91 and $4, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of November 2, 2019, all contracts mature within 16 months.

Note 17. Subsequent Events

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the six months ended November 2, 2019 contains operating results for 27 weeks while the six months ended October 27, 2018 contains operating results for 26 weeks.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 2, 2019 AND OCTOBER 27, 2018

Net Sales

	Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018	Dollar Change	Percent Change
Net sales:
Commercial	$39,651	$46,069	$(6,418)	(13.9)%
Live Events	59,319	55,099	4,220	7.7
High School Park and Recreation	30,193	31,580	(1,387)	(4.4)
Transportation	20,330	18,077	2,253	12.5
International	25,418	21,867	3,551	16.2
	$174,911	$172,692	$2,219	1.3%
Orders:
Commercial	$43,513	$46,731	$(3,218)	(6.9)%
Live Events	41,008	43,641	(2,633)	(6.0)
High School Park and Recreation	22,853	18,445	4,408	23.9
Transportation	16,992	21,279	(4,287)	(20.1)
International	26,756	21,260	5,496	25.9
	$151,122	$151,356	$(234)	(0.2)%

Commercial: The decrease in net sales for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to the timing of large custom projects in the spectacular niche and lighter demand in the on-premise niche, while the OOH niche remained relatively flat compared to the same period last year.

The decrease in orders for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to the softer market in the on-premise and OOH niches, partially offset by an increase in large orders in the spectacular niche.

Live Events:  The increase in net sales for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to the timing of the demand for upgraded or new solutions for arenas and professional sports stadiums.

Orders decreased for the three months ended November 2, 2019 compared to the same period one year ago due to a decrease in the number of projects for college and universities venues.

High School Park and Recreation: The decrease in net sales for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to the variability in timing of order delivery.

Orders increased for the three months ended November 2, 2019 compared to the same period one year ago due to the variability in order timing.

Transportation: The increase in net sales for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to the variability of large order production timing caused by customer project schedules.

Orders decreased for the three months ended November 2, 2019 compared to the same period one year ago was due to the variability of timing caused by large projects.

International:  Net sales for the three months ended November 2, 2019 compared to the same period one year ago increased primarily due to the variability of timing caused by large spectacular and sports stadium projects.

Orders increased for the three months ended November 2, 2019 compared to the same period one year ago primarily due to general variations in the timing of account-based order placements.

Product Order Backlog

The product order backlog as of November 2, 2019 was $182 million as compared to $150 million as of October 27, 2018 and $207 million at the end of the first quarter of fiscal 2020.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of November 2, 2019 increased in all business units from October 27, 2018.

Gross Profit

	Three Months Ended
	November 2, 2019		October 27, 2018
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,862	19.8%	$11,757	25.5%
Live Events	11,934	20.1	12,312	22.3
High School Park and Recreation	9,224	30.6	9,759	30.9
Transportation	7,003	34.4	6,140	34.0
International	4,064	16.0	2,789	12.8
	$40,087	22.9%	$42,757	24.8%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended November 2, 2019 compared to the same period one year ago was primarily due to an increase in tariff related expenses of approximately $1.1 million, or a 0.6% impact to gross profit, as last year at this time tariffs were just being introduced on US imports of aluminum, steel, and components from China. We also experienced additional expenses of approximately $3.0 million for project delivery costs and for an existing litigation claim estimate. Total warranty as a percent of sales decreased to 2.2% for the three months ended November 2, 2019 as compared to 2.5% during the three months ended October 27, 2018. The following describes the overall impact by business unit for the three months ended November 2, 2019 compared to the same period one year ago:

The gross profit percent decreased in our Commercial, Live Events, and High School Park and Recreation business units for the reasons described above. Additionally, the Commercial business unit experienced increased costs related to products covered under long-term service agreements. The gross profit percent increased in the Transportation business unit primarily due to higher sales volumes over relatively fixed infrastructure costs, which was partially offset by an increase in warranty expense. The gross profit percent increased in the International business unit primarily due to lower warranty expense and higher sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Three Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$2,853	7.2%	(59.5)%	$7,050	15.3%
Live Events	8,362	14.1	(6.2)	8,918	16.2
High School Park and Recreation	5,988	19.8	(10.7)	6,706	21.2
Transportation	5,895	29.0	18.1	4,991	27.6
International	812	3.2	(178.6)	(1,033)	(4.7)
	$23,910	13.7%	(10.2)%	$26,632	15.4%

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

Selling expense in our Commercial and High School Park and Recreation business units increased in the second quarter of fiscal 2020 compared to the same quarter a year ago due to personnel related expenses and increased marketing efforts. Selling expense in our International business unit decreased in the second quarter of fiscal 2020 compared to the same quarter a year ago due to bad debt recovery and a decrease in third-party commissions. Selling expense in our Live Events and Transportation business units for the second quarter of fiscal 2020 remained relatively flat compared to the same quarter a year ago.

Other Operating Expenses

	Three Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,965	5.1%	4.6%	$8,574	5.0%
Product design and development	$10,121	5.8%	12.0%	$9,039	5.2%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the second quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to an increase in professional fees and personnel related expenses.

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

Product design and development expenses in the second quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product design and development projects. To deliver value to our customers and meet the markets' needs, we expect an increase in expenditures for new or enhanced customer solutions and to develop leading production technologies in the evolving micro-LED space.

Other Income and Expenses

	Three Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$131	0.1%	(29.6)%	$186	0.1%
Other income (expense), net	$(514)	(0.3)%	678.8%	$(66)	—%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for the second quarter of fiscal 2020 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other income (expense), net:  The change in other income and expense, net for the second quarter of fiscal 2020 as compared to the same period one year ago was primarily due to foreign currency volatility.

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

We have recorded an effective tax rate benefit of 63.8 percent for the second quarter of fiscal 2020 as compared to an effective tax rate expense of 5.8 percent for the second quarter of fiscal 2019. The change in the effective tax rate, as compared to the same period one year ago, is primarily driven by differences in estimated tax credits proportionate to estimated pre-tax book income for the period.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 2, 2019 AND OCTOBER 27, 2018

Net Sales

	Six Months Ended
(in thousands)	November 2, 2019	October 27, 2018	Dollar Change	Percent Change
Net sales:
Commercial	$83,686	$76,638	$7,048	9.2%
Live Events	118,625	104,571	14,054	13.4
High School Park and Recreation	60,658	59,700	958	1.6
Transportation	39,348	35,234	4,114	11.7
International	52,850	50,737	2,113	4.2
	$355,167	$326,880	$28,287	8.7%
Orders:
Commercial	$82,161	$82,523	$(362)	(0.4)%
Live Events	107,977	83,036	24,941	30.0
High School Park and Recreation	53,405	56,894	(3,489)	(6.1)
Transportation	39,207	43,195	(3,988)	(9.2)
International	55,835	45,318	10,517	23.2
	$338,585	$310,966	$27,619	8.9%

Sales and orders in all business units were impacted as a result of the six months ended November 2, 2019 including 27 weeks compared to the more common 26 weeks. The six months ended October 27, 2018 contained 26 weeks.

For net sales, during the first six months ended November 2, 2019, we achieved a $13.2 million per week average run rate as compared to $12.6 million per week during the first six months ended October 27, 2018, or an approximate 4.6% increase. This change was driven by the order volume reasons described below and the timing of conversion related to the seasonality in our business.

For orders, during the first six months ended November 2, 2019, we achieved a $12.5 million per week average run rate as compared to $12.0 million per week during the first six months ended October 27, 2018, or an approximate 4.8% increase. We had an increase in orders placed during the first six months ended November 2, 2019 related to new releases of our product offerings.

Commercial: Net sales for the six months ended November 2, 2019 compared to the same period one year ago increased as a result of the timing of projects in the spectacular and OOH niches, while the on-premise niche remained relatively flat compared to the same period last year.

Orders for the six months ended November 2, 2019 compared to the same period one year ago remained relatively flat compared to the same period last year.

Live Events:  The increase in net sales for the six months ended November 2, 2019 compared to the same period one year ago was primarily due to the timing of the demand for upgraded or new solutions for arenas and professional sports stadiums.

Orders increased for the six months ended November 2, 2019 compared to the same period one year ago due to an increase in the number of projects for professional sports and arena venues.

High School Park and Recreation: The increase in net sales for the six months ended November 2, 2019 compared to the same period one year ago was primarily due to the timing of converting orders and backlog into sales.

Orders decreased for the six months ended November 2, 2019 compared to the same period one year ago due to the variability in order timing and a decrease in large video projects compared to the same period last year.

Transportation: The increase in net sales for the six months ended November 2, 2019 compared to the same period one year ago was related to the variability caused by large order timing and continued demand for intelligent transportation systems.

Orders decreased for the six months ended November 2, 2019 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

International:  Net sales increased in our International business unit for the six months ended November 2, 2019 compared to the same period one year ago mainly due to the variability of timing caused by large spectacular and sports stadium projects.

Orders increased for the six months ended November 2, 2019 compared to the same period one year ago primarily due to general variations in the timing of large contracts in professional sports stadium and account-based order placements.

Gross Profit

	Six Months Ended
	November 2, 2019		October 27, 2018
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$17,080	20.4%	$18,651	24.3%
Live Events	24,671	20.8	22,545	21.6
High School Park and Recreation	19,411	32.0	19,261	32.3
Transportation	13,757	35.0	11,591	32.9
International	10,673	20.2	8,956	17.7
	$85,592	24.1%	$81,004	24.8%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the six months ended November 2, 2019 compared to the same period one year ago was primarily due to an increase in tariff related expenses of approximately $2.6 million, or a 0.7% impact to gross profit, as last year at this time tariffs were just being introduced on US imports of aluminum, steel, and components from China. We also experienced additional expenses of approximately $3.0 million for project delivery costs and for an existing litigation claim estimate. Total warranty as a percent of sales decreased to 2.2% for the three months ended November 2, 2019 as compared to 2.5% during the six months ended October 27,

2018. The following describes the overall impact by business unit for the six months ended November 2, 2019 compared to the same period one year ago:

The gross profit percent decreased in our Commercial, Live Events, and High School Park and Recreation business units for the reasons described above, which was partially offset by higher sales volumes over relatively fixed infrastructure costs. The gross profit percent increased in the Transportation and International business units primarily due to higher sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Six Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$6,937	8.3%	(27.2)%	$9,524	12.4%
Live Events	17,234	14.5	8.4	15,903	15.2
High School Park and Recreation	12,580	20.7	(5.1)	13,258	22.2
Transportation	11,347	28.8	22.2	9,286	26.4
International	3,020	5.7	469.8	530	1.0
	$51,118	14.4%	5.4%	$48,501	14.8%

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

All areas of selling expenses were impacted as a result of the six months ended November 2, 2019 including 27 weeks compared to the more common 26 weeks. The six months ended October 27, 2018 contained 26 weeks. Selling expense in our Commercial, Live Events, and High School Park and Recreation business units increased in the six months ended November 2, 2019 compared to the same period a year ago primarily due to personnel related expenses and increased marketing efforts. Selling expenses in our International business unit decreased in the six months ended November 2, 2019 compared to the same period one year ago primarily due to bad debt recovery and a decrease in third-party commissions. Selling expenses in our Transportation business unit remained relatively flat in the six months ended November 2, 2019 compared to the same period one year ago.

Other Operating Expenses

	Six Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$18,058	5.1%	5.5%	$17,111	5.2%
Product design and development	$20,621	5.8%	12.5%	$18,331	5.6%

All areas of operating expenses were impacted as a result of the six months ended November 2, 2019 including 27 weeks compared to the more common 26 weeks. The six months ended October 27, 2018 contained 26 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the six months ended November 2, 2019 increased as compared to the same period one year ago primarily due to an increase in professional fees and personnel related expenses.

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

Product design and development expenses in the six months ended November 2, 2019 as compared to the same period one year ago increased primarily due to increased labor costs and professional services assigned to product design and development projects. To deliver value to our customers and meet the markets' needs, we expect an increase in expenditures for new or enhanced customer solutions.

Other Income and Expenses

	Six Months Ended
	November 2, 2019			October 27, 2018
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$365	0.1%	6.1%	$344	0.1%
Other income (expense), net	$(321)	(0.1)%	45.9%	$(220)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net in the six months ended November 2, 2019 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other income (expense), net:  The change in other income and expense, net for the six months ended November 2, 2019 compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

Our effective tax rate benefit was 14.6 percent for the six months ended November 2, 2019 as compared to an effective tax rate of 0.0 percent for the six months ended October 27, 2018. The change in the effective tax rate, as compared to the same period one year ago, is primarily driven by differences in tax credits proportionate to estimated pre-tax book income for the period.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	November 2, 2019	October 27, 2018	Percent Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,272)	$22,557	(145.5)%
Investing activities	12,260	(9,930)	(223.5)
Financing activities	(8,312)	(6,872)	21.0
Effect of exchange rate changes on cash	(94)	73	(228.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,418)	$5,828	(210.1)%

Net cash (used in) provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $10.3 million for the first six months of fiscal 2020 compared to net cash provided by operating activities of $22.6 million in the first six months of fiscal 2019. The $32.9 million decrease in cash used in operating activities from the first six months of fiscal 2019 to the first six months of fiscal 2020 was the result of changes in net operating assets and liabilities of $33.8 million, $0.6 million in depreciation and amortization, and $0.6 million in other non-cash items, net, adjusted by a $1.1 million increase in net income and $1.0 million contingent liability adjustment.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	November 2, 2019	October 27, 2018
(Increase) decrease:
Accounts receivable	$(37,478)	$(15,663)
Long-term receivables	(1,860)	711
Inventories	(607)	5,225
Contract assets	(777)	82
Prepaid expenses and other current assets	(1,671)	587
Income tax receivables	(3,212)	(683)
Investment in affiliates and other assets	(661)	57
Increase (decrease):
Accounts payable	3,329	(2,141)
Contract liabilities	1,696	9,226
Accrued expenses	5,640	3,424
Warranty obligations	345	(878)
Long-term warranty obligations	1,171	(348)
Income taxes payable	332	(176)
Long-term marketing obligations and other payables	(403)	209
	$(34,156)	$(368)

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

Net cash provided by (used in) investing activities: Net cash provided by investing activities totaled $12.3 million in the first six months of fiscal 2020 compared to net cash used in investing activities of $9.9 million in the first six months of fiscal 2019. Marketable securities, net totaled $22.8 million in the first six months of fiscal 2020 as compared to $2.8 million in the first six months of fiscal 2019. Purchases of property and equipment totaled $9.8 million in the first six months of fiscal 2020 and in the first six months of fiscal 2019. During the first six months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $8.3 million for the six months ended November 2, 2019 compared to $6.9 million in the same period one year ago. Principal payments on long-term obligations for the first six months of fiscal 2020 were $1.9 million compared to $0.4 million during the first six months of fiscal 2019, which was mostly related to contingent liability payments. Dividends of $4.5 million, or $0.10 per share, were paid to Daktronics shareholders during the first six months of fiscal 2020, as compared to dividends of $6.3 million, or $0.14 per share, paid to Daktronics shareholders during the first six months of fiscal 2019. During the first six months of fiscal 2020, we repurchased $1.7 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in the first six months of fiscal 2019.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $126.6 million and $119.6 million at November 2, 2019 and April 27, 2019, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $3.9 million of retainage on long-term contracts included in receivables and contract assets as of November 2, 2019, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. During the fourth quarter of fiscal 2019, we violated one of our bank covenants, but we received a waiver from our banking institution for the year ended April 27, 2019.

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. The revolving amount of the agreement and note remains at $35.0 million, including up to $15.0 million for commercial and standby letters of credit.  The credit agreement is unsecured and requires us to be in compliance with certain financial ratios and other covenants. As of November 2, 2019, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $9.6 million.

On November 15, 2016, we entered into an amended and restated loan agreement and a related revolving note and continuing and unconditional guaranty agreement with another bank which supported our credit needs outside of the United States. The revolving amount of the loan was $20.0 million, with a maturity date of November 15, 2019. As of November 2, 2019, there were no advances outstanding under the loan agreement. We did not renew this agreement. Therefore, the loan agreement and related revolving note and guaranty expired and terminated according to their terms on November 15, 2019, and we have no continuing obligations or liability under this loan agreement, revolving note, and guaranty.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and we have a global banking relationship to provide such instruments. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of November 2, 2019, we had $5.6 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At November 2, 2019, we had $8.4 million of bonded work outstanding against this line.

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

Off-Balance Sheet Arrangements and Contractual Obligations

There has been no material change in our off-balance sheet arrangements and contractual obligations since the end of our 2019 fiscal year on April 27, 2019. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes in our exposure to these risks during the first six months of fiscal 2020.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of November 2, 2019, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 2, 2019, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended November 2, 2019, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases of common stock during the second quarter of fiscal 2020:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
August 4, 2019 - August 31, 2019	83,158	$5.95	83,158	$36,492,884
Total	83,158		83,158
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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	November 27, 2019

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

10.3
Second Amendment to Credit Agreement dated as of November 15, 2019 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 15, 2019).

10.4	Daktronics, Inc. 2015 Stock Incentive Plan ("2015 Plan"). (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).
10.5	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).
10.6	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).
10.7	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).
10.8	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended November 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.