Form 10-Q
period 2020-02-01
DAKTRONICS INC /SD/
filed 2020-02-28
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2020

or
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

The number of shares of the registrant’s common stock outstanding as of February 24, 2020 was 45,075,748.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended February 1, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	February 1, 2020	April 27, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,316	$35,383
Restricted cash	60	359
Marketable securities	1,727	26,344
Accounts receivable, net	80,143	65,487
Inventories	80,206	78,832
Contract assets	35,242	33,704
Current maturities of long-term receivables	5,208	2,300
Prepaid expenses and other current assets	8,093	8,319
Income tax receivables	203	1,087
Property and equipment and other assets available for sale	1,838	1,858
Total current assets	253,036	253,673

Property and equipment, net	66,368	65,314
Long-term receivables, less current maturities	1,650	1,214
Goodwill	7,934	7,889
Intangibles, net	3,817	4,906
Investment in affiliates and other assets	14,568	5,052
Deferred income taxes	11,352	11,168
TOTAL ASSETS	$358,725	$349,216

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,846	$44,873
Contract liabilities	49,870	47,178
Accrued expenses	34,588	32,061
Warranty obligations	9,545	9,492
Income taxes payable	949	468
Total current liabilities	139,798	134,072

Long-term warranty obligations	16,170	14,978
Long-term contract liabilities	10,676	10,053
Other long-term obligations	8,000	1,339
Long-term income taxes payable	576	578
Deferred income taxes	530	533
Total long-term liabilities	35,952	27,481

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	February 1, 2020	April 27, 2019
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,722,110 and 45,317,267 shares issued at February 1, 2020 and April 27, 2019, respectively	59,276	57,699
Additional paid-in capital	44,096	42,561
Retained earnings	88,407	93,593
Treasury Stock, at cost, 681,776 and 303,957 shares at February 1, 2020 and April 27, 2019, respectively	(4,163)	(1,834)
Accumulated other comprehensive loss	(4,641)	(4,356)
TOTAL SHAREHOLDERS' EQUITY	182,975	187,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$358,725	$349,216

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net sales	$127,657	$115,069	$482,824	$441,949
Cost of sales	103,175	90,200	372,750	336,076
Gross profit	24,482	24,869	110,074	105,873

Operating expenses:
Selling	16,552	15,537	51,026	48,040
General and administrative	8,640	8,574	26,698	25,685
Product design and development	8,442	8,280	29,063	26,611
	33,634	32,391	106,787	100,336
Operating (loss) income	(9,152)	(7,522)	3,287	5,537

Nonoperating (expense) income:
Interest income	233	328	664	713
Interest expense	13	(45)	(53)	(86)
Other income (expense), net	(331)	(203)	(652)	(423)

(Loss) income before income taxes	(9,237)	(7,442)	3,246	5,741
Income tax expense (benefit)	3,497	(4,123)	1,676	(4,120)
Net (loss) income	$(12,734)	$(3,319)	$1,570	$9,861

Weighted average shares outstanding:
Basic	45,189	45,018	45,139	44,834
Diluted	45,189	45,018	45,412	45,139

(Loss) earnings per share:
Basic	$(0.28)	$(0.07)	$0.03	$0.22
Diluted	$(0.28)	$(0.07)	$0.03	$0.22

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019

Net (loss) income	$(12,734)	$(3,319)	$1,570	$9,861

Other comprehensive income (loss):
Cumulative translation adjustments	51	134	(329)	(1,560)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	55	44	48
Total other comprehensive income (loss), net of tax	51	189	(285)	(1,512)
Comprehensive (loss) income	$(12,683)	$(3,130)	$1,285	$8,349

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	58,478	43,204	98,373	(3,021)	(4,841)	192,193
Net income	—	—	7,274	—	—	7,274
Cumulative translation adjustments	—	—	—	—	146	146
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	3	3
Share-based compensation	—	541	—	—	—	541
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	798	—	—	—	—	798
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(495)	—	(495)
Balance as of November 2, 2019	59,276	43,546	103,397	(3,516)	(4,692)	198,011
Net loss	—	—	(12,734)	—	—	(12,734)
Cumulative translation adjustments	—	—	—	—	51	51
Share-based compensation	—	550	—	—	—	550
Dividends declared ($0.05 per share)	—	—	(2,256)	—	—	(2,256)
Treasury stock purchase	—	—	—	(647)	—	(647)
Balance as of February 1, 2020	$59,276	$44,096	$88,407	$(4,163)	$(4,641)	$182,975

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net income	—	—	4,574	—	—	4,574
Cumulative translation adjustments	—	—	—	—	(1,139)	(1,139)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(13)	(13)
Share-based compensation	—	651	—	—	—	651
Exercise of stock options	57	—	—	—	—	57
Employee savings plan activity	820	—	—	—	—	820
Dividends declared ($0.07 per share)	—	—	(3,121)	—	—	(3,121)
Balance as of July 28, 2018	55,608	40,979	108,558	(1,834)	(3,866)	199,445
Net income	—	—	8,606	—	—	8,606
Cumulative translation adjustments	—	—	—	—	(555)	(555)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	6	6
Share-based compensation	—	612	—	—	—	612
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Dividends declared ($0.07 per share)	—	—	(3,131)	—	—	(3,131)
Balance as of October 27, 2018	55,608	41,345	114,033	(1,834)	(4,415)	204,737
Net loss	—	—	(3,319)	—	—	(3,319)
Cumulative translation adjustments	—	—	—	—	134	134
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	55	55
Share-based compensation	—	604	—	—	—	604
Exercise of stock options	1,261	—	—	—	—	1,261
Employee savings plan activity	830	—	—	—	—	830
Dividends declared ($0.07 per share)	—	—	(3,151)	—	—	(3,151)
Balance as of January 26, 2019	$57,699	$41,949	$107,563	$(1,834)	$(4,226)	$201,151

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	February 1, 2020	January 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,570	$9,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,197	14,054
Loss on sale of property, equipment and other assets	(6)	(130)
Share-based compensation	1,734	1,867
Contingent consideration adjustment	—	(956)
Equity in loss of affiliate	430	392
Provision for doubtful accounts	(477)	180
Deferred income taxes, net	(223)	(445)
Change in operating assets and liabilities	(10,035)	7,364
Net cash provided by operating activities	6,190	32,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,646)	(14,081)
Proceeds from sales of property, equipment and other assets	244	255
Purchases of marketable securities	—	(25,337)
Proceeds from sales or maturities of marketable securities	24,665	22,341
Purchases of and loans to equity investment	(1,229)	(854)
Acquisitions, net of cash acquired	—	(2,250)
Net cash provided by (used in) investing activities	10,034	(19,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(2,140)	(440)
Dividends paid	(6,756)	(9,403)
Proceeds from exercise of stock options	—	1,318
Payments for common shares repurchased	(2,329)	—
Tax payments related to RSU issuances	(199)	(246)
Net cash used in financing activities	(11,424)	(8,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(166)	62
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,634	3,552

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,742	29,755
End of period	$40,376	$33,307

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$3	$114
Income taxes, net of refunds	460	(1,868)

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$10	$97
Purchases of property and equipment included in accounts payable	954	454
Contributions of common stock under the ESPP	1,577	1,650

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet at April 27, 2019, has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended April 27, 2019, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC").  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the nine months ended February 1, 2020 contains operating results for 40 weeks while the nine months ended January 26, 2019 contains operating results for 39 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statement of cash flows:

	February 1, 2020	January 26, 2019
Cash and cash equivalents	$40,316	$33,281
Restricted cash	60	26
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$40,376	$33,307

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

The aggregate amount of investments accounted for under the equity method was $3,268 and $3,657 at February 1, 2020 and April 27, 2019, respectively. The equity method requires us to report our share of losses up to our equity investment amount. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our condensed consolidated statements of cash flows. Our proportional share of the respective affiliates' earnings or losses is included in the "Other income (expense), net" line item in our condensed consolidated statements of operations. For the nine months ended February 1, 2020 and January 26, 2019, our share of the losses of our affiliates was $430 and $392, respectively.

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

The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended February 1, 2020 and January 26, 2019:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended February 1, 2020
Basic (loss) earnings per share	$(12,734)	45,189	$(0.28)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(12,734)	45,189	$(0.28)
For the three months ended January 26, 2019
Basic (loss) earnings per share	$(3,319)	45,018	$(0.07)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(3,319)	45,018	$(0.07)
For the nine months ended February 1, 2020
Basic earnings per share	$1,570	45,139	$0.03
Dilution associated with stock compensation plans	—	273	—
Diluted earnings per share	$1,570	45,412	$0.03
For the nine months ended January 26, 2019
Basic earnings per share	$9,861	44,834	$0.22
Dilution associated with stock compensation plans	—	305	—
Diluted earnings per share	$9,861	45,139	$0.22

Options outstanding to purchase 2,193 shares of common stock with a weighted average exercise price of $9.92 for the three months ended February 1, 2020 and 2,308 shares of common stock with a weighted average exercise price of $9.98 for the three months ended January 26, 2019 were not included in the computation of diluted (loss) earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,223 shares of common stock with a weighted average exercise price of $9.95 for the nine months ended February 1, 2020 and 2,328 shares of common stock with a weighted average exercise price of $9.98 for the nine months ended January 26, 2019 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended February 1, 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$7,209	$27,459	$1,511	$7,857	$9,195	$53,231
Limited configuration	26,304	6,436	12,422	5,580	10,609	61,351
Service and other	3,367	6,676	842	479	1,711	13,075
	$36,880	$40,571	$14,775	$13,916	$21,515	$127,657
Timing of revenue recognition
Goods/services transferred at a point in time	$26,555	$8,614	$11,080	$5,683	$11,008	$62,940
Goods/services transferred over time	10,325	31,957	3,695	8,233	10,507	64,717
	$36,880	$40,571	$14,775	$13,916	$21,515	$127,657

	Nine Months Ended February 1, 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$29,181	$114,459	$12,727	$32,173	$35,415	$223,955
Limited configuration	80,193	25,662	60,349	19,550	33,663	219,417
Service and other	11,192	19,075	2,357	1,541	5,287	39,452
	$120,566	$159,196	$75,433	$53,264	$74,365	$482,824
Timing of revenue recognition
Goods/services transferred at a point in time	$81,562	$30,903	$55,791	$19,901	$34,696	$222,853
Goods/services transferred over time	39,004	128,293	19,642	33,363	39,669	259,971
	$120,566	$159,196	$75,433	$53,264	$74,365	$482,824

	Three Months Ended January 26, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,942	$18,491	$3,053	$10,095	$6,798	$44,379
Limited configuration	27,353	5,958	11,036	4,692	8,649	57,688
Service and other	3,864	5,546	709	603	2,280	13,002
	$37,159	$29,995	$14,798	$15,390	$17,727	$115,069
Timing of revenue recognition
Goods/services transferred at a point in time	$28,105	$7,436	$9,874	$4,911	$9,702	$60,028
Goods/services transferred over time	9,054	22,559	4,924	10,479	8,025	55,041
	$37,159	$29,995	$14,798	$15,390	$17,727	$115,069

	Nine Months Ended January 26, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,417	$95,695	$18,667	$30,140	$33,790	$198,709
Limited configuration	82,605	23,243	53,964	18,970	29,278	208,060
Service and other	10,775	15,628	1,867	1,514	5,396	35,180
	$113,797	$134,566	$74,498	$50,624	$68,464	$441,949
Timing of revenue recognition
Goods/services transferred at a point in time	$84,584	$26,796	$48,932	$19,410	$31,364	$211,086
Goods/services transferred over time	29,213	107,770	25,566	31,214	37,100	230,863
	$113,797	$134,566	$74,498	$50,624	$68,464	$441,949

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

The following table reflects the changes in our contract assets and liabilities:

	February 1, 2020	April 27, 2019	Dollar Change	Percent Change
Contract assets	$35,242	$33,704	$1,538	4.6%
Contract liabilities - current	49,870	47,178	2,692	5.7
Contract liabilities - noncurrent	10,676	10,053	623	6.2

The changes in our contract assets and contract liabilities from April 27, 2019 to February 1, 2020 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the nine months ended February 1, 2020.

As of April 27, 2019, we had six contracts in progress that were identified as loss contracts, for which we recorded a provision for losses of $2,353 and two remaining contracts with loss estimates of $44 as of February 1, 2020. These were included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the nine months ended February 1, 2020, we recognized revenue of $43,394 related to our contract liabilities as of April 27, 2019.

Remaining performance obligations
As of February 1, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was $247,332. We expect approximately $209,949 of our remaining performance obligations to be recognized over the next 12 months with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements are $187,423 and $59,909, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

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

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net sales:
Commercial	$36,880	$37,159	$120,566	$113,797
Live Events	40,571	29,995	159,196	134,566
High School Park and Recreation	14,775	14,798	75,433	74,498
Transportation	13,916	15,390	53,264	50,624
International	21,515	17,727	74,365	68,464
	127,657	115,069	482,824	441,949

Gross profit:
Commercial	5,399	8,942	22,479	27,593
Live Events	7,815	3,950	32,486	26,495
High School Park and Recreation	3,184	2,736	22,595	21,997
Transportation	4,316	5,880	18,073	17,471
International	3,768	3,361	14,441	12,317
	24,482	24,869	110,074	105,873

Contribution margin: (1)
Commercial	820	4,460	7,757	13,984
Live Events	4,055	347	21,289	16,250
High School Park and Recreation	(277)	(384)	12,303	12,874
Transportation	3,258	4,959	14,605	14,245
International	74	(50)	3,094	480
	7,930	9,332	59,048	57,833

Non-allocated operating expenses:
General and administrative	8,640	8,574	26,698	25,685
Product design and development	8,442	8,280	29,063	26,611
Operating (loss) income	(9,152)	(7,522)	3,287	5,537

Nonoperating income (expense):
Interest income	233	328	664	713
Interest expense	13	(45)	(53)	(86)
Other income (expense), net	(331)	(203)	(652)	(423)

(Loss) income before income taxes	(9,237)	(7,442)	3,246	5,741
Income tax expense (benefit)	3,497	(4,123)	1,676	(4,120)
Net (loss) income	$(12,734)	$(3,319)	$1,570	$9,861

Depreciation and amortization:
Commercial	$930	$1,206	$2,799	$3,620
Live Events	1,395	1,332	4,187	3,838
High School Park and Recreation	501	503	1,520	1,463
Transportation	255	279	771	830
International	646	766	1,733	2,189
Unallocated corporate depreciation	746	668	2,187	2,114
	$4,473	$4,754	$13,197	$14,054
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net sales:
United States	$103,347	$94,418	$399,913	$361,679
Outside United States	24,310	20,651	82,911	80,270
	$127,657	$115,069	$482,824	$441,949

	February 1, 2020	April 27, 2019
Property and equipment, net of accumulated depreciation:
United States	$58,414	$59,192
Outside United States	7,954	6,122
	$66,368	$65,314

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of February 1, 2020, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of February 1, 2020 and April 27, 2019, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of February 1, 2020
Certificates of deposit	$1,727	$—	$1,727
	$1,727	$—	$1,727
Balance as of April 27, 2019
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	10,779	(5)	10,774
U.S. Government sponsored entities	10,510	(28)	10,482
Municipal bonds	1,626	(2)	1,624
	$26,379	$(35)	$26,344

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other income (expense), net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the nine months ended February 1, 2020 and January 26, 2019, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of February 1, 2020 were as follows:

	Less than 12 months	Total
Certificates of deposit	$1,727	$1,727
	$1,727	$1,727

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

Note 8. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended February 1, 2020 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2019	$2,276	$3,218	$49	$2,346	$7,889
Foreign currency translation	8	54	8	(25)	45
Balance as of February 1, 2020	$2,284	$3,272	$57	$2,321	$7,934

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on November 4, 2019 and concluded no goodwill impairment existed.

Note 9. Selected Financial Statement Data

Inventories consisted of the following:

	February 1, 2020	April 27, 2019
Raw materials	$32,081	$30,789
Work-in-process	11,468	8,239
Finished goods	36,657	39,804
	$80,206	$78,832

Property and equipment, net consisted of the following:

	February 1, 2020	April 27, 2019
Land	$2,183	$1,738
Buildings	68,208	66,403
Machinery and equipment	100,627	96,486
Office furniture and equipment	6,160	6,195
Computer software and hardware	53,067	55,460
Equipment held for rental	287	287
Demonstration equipment	8,076	7,422
Transportation equipment	8,060	7,715
	246,668	241,706
Less accumulated depreciation	180,300	176,392
	$66,368	$65,314

Note 10. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,466 and $2,208 at February 1, 2020 and April 27, 2019, respectively. Included in accounts receivable as of February 1, 2020 and April 27, 2019 was $265 and $440, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months.  The present value of these contracts are recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts, including accrued interest and current maturities, was $6,858 and $3,514 as of February 1, 2020 and April 27, 2019, respectively.  Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024.  The face value of long-term receivables was $7,990 as of February 1, 2020 and $3,271 as of April 27, 2019.

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

During the nine months ended January 26, 2019, we had no repurchases of shares of our outstanding common stock. During the nine months ended February 1, 2020, we repurchased 378 shares of common stock at a total cost of $2,329. As of February 1, 2020, we had $35,846 of remaining capacity under our current share repurchase program.

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

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During the three and nine months ended February 1, 2020, the operating lease cost was $886 and $2,748, respectively, which includes immaterial short-term leases. Both are recognized in cost of sales and operating expenses in the condensed consolidated statements of operations.

As of February 1, 2020, the weighted average remaining lease term and discount rate related to operating leases was 5.1 years and 3.5%.

Supplemental unaudited cash flow information related to operating leases include:

	Three Months Ended February 1, 2020	Nine Months Ended February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$823	$2,426

Future minimum operating lease payments as of, and subsequent to, February 1, 2020 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2020	$745
2021	2,768
2022	2,018
2023	1,213
2024	1,089
Thereafter	2,398
Total lease payments	10,231
Less imputed interest	(863)
Total lease liabilities	$9,368
(1) Includes $3,879 to extend the term of our Sioux Falls, South Dakota manufacturing facility.

Note 13. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business.

As of February 1, 2020 and April 27, 2019, $2,025 and $1,072, respectively, were included in the "Accrued expenses" line item in our condensed consolidated balance sheets for a probable and reasonably estimated cost to settle a patent litigation claim. The costs are included in cost of sales in the High School Park and Recreation business unit.

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

Warranties:  Changes in our warranty obligation for the nine months ended February 1, 2020 consisted of the following:

February 1, 2020
Beginning accrued warranty obligations	$24,470
Warranties issued during the period	8,623
Settlements made during the period	(7,466)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	88
Ending accrued warranty obligations	$25,715

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of February 1, 2020, we had outstanding letters of credit and surety bonds in the amount of $14,760 and $5,335, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of February 1, 2020, we were not aware of any indemnification claim from a customer.

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of February 1, 2020, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2020	$1,343
2021	4,704
2022	2,752
2023	1,757
2024	150
Thereafter	153
$10,859

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

Our effective tax rate for the nine months ended February 1, 2020 increased to 51.6 percent as compared to a negative 71.8 percent for the nine months ended January 26, 2019. The quarterly change in the effective tax rate was caused by discrete one-time impacts of $3,255 recognized in the third quarter of fiscal 2019 due to the release of a tax reserve for a lapse of the statute and a valuation allowance reversal related to foreign net operating loss carryforwards. The estimated effective tax rate for fiscal 2020 of 51.6 percent is the result of the expected net taxes and credits being higher as a proportion of expected pre-tax earnings.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2017, 2018 and 2019 remain open to federal tax examinations, and fiscal years 2016, 2017, 2018 and 2019 remain open for various state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2009. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our condensed consolidated statement of operations.

As of February 1, 2020, undistributed earnings of our foreign subsidiaries are considered to be reinvested indefinitely. Additionally, we had $576 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 15. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 1, 2020 and April 27, 2019 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of February 1, 2020
Cash and cash equivalents	$40,316	$—	$—	$40,316
Restricted cash	60	—	—	60
Available-for-sale securities:
Certificates of deposit	—	1,727	—	1,727
Derivatives - asset position	—	50	—	50
Derivatives - liability position	—	(227)	—	(227)
Acquisition-related contingent consideration	—	—	(729)	(729)
	$40,376	$1,550	$(729)	$41,197
Balance as of April 27, 2019
Cash and cash equivalents	$35,383	$—	$—	$35,383
Restricted cash	359	—	—	359
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	10,774	—	—	10,774
U.S. Government sponsored entities	—	10,482	—	10,482
Municipal bonds	—	1,624	—	1,624
Derivatives - asset position	—	91	—	91
Derivatives - liability position	—	(4)	—	(4)
Acquisition-related contingent consideration	—	—	(3,065)	(3,065)
	$46,516	$15,657	$(3,065)	$59,108

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the nine months ended February 1, 2020 is as follows:

Acquisition-related contingent consideration as of April 27, 2019	$3,065
Additions	75
Settlements	(2,491)
Interest	43
Foreign currency translation	37
Acquisition-related contingent consideration as of February 1, 2020	$729

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2019. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2019 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 16. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of February 1, 2020 and April 27, 2019, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other income (expense), net" line item in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at February 1, 2020 and April 27, 2019 were as follows:

	February 1, 2020		April 27, 2019
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,555	3,753	2,688	3,772
U.S. Dollars/Canadian Dollars	750	998	625	821
U.S. Dollars/British Pounds	5,618	4,386	3,547	2,680
U.S. Dollars/Euros	3,755	3,377	—	—
U.S. Dollars/Swiss Franc	207	204	927	925
U.S. Dollars/Malaysian Ringgit	—	—	60	246

As of February 1, 2020, there was an asset and liability of $50 and $227, respectively; and as of April 27, 2019, there was an asset and liability of $91 and $4, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of February 1, 2020, all contracts mature within 13 months.

Note 17. Subsequent Events

On February 25, 2020, our Board of Directors declared a dividend of $0.05 per share payable on March 19, 2020 to shareholders of record of our common stock on March 9, 2020.

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

Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, the overall cost to manufacture and the selling prices of our products have decreased over the years and are expected to continue to decrease in the future. Our competitors outside the U.S. are impacted differently by the global trade environment allowing them to avoid tariff costs or reduce prices. As a result, additional competitors have entered the market, and each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. However, the decline of digital solution pricing over the years and increased user adoption and applications have increased the size of the global market. In the near-term, orders and sales timing may be impacted by the coronavirus situation ("COVID-19") potentially causing customer order delays and supply chain disruptions.

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

Transportation Business Unit: Over the long-term, we believe growth in the Transportation business unit will result from increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications. Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source. Growth is also expected in dynamic messaging systems for advertising and wayfinding use in public transport and airport terminals due to expanded market usage and displays, with LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended April 27, 2019 consisted of 52 weeks. Fiscal 2020 will be a 53-week year; therefore, the nine months ended February 1, 2020 contains operating results for 40 weeks while the nine months ended January 26, 2019 contains operating results for 39 weeks.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 1, 2020 AND JANUARY 26, 2019

Net Sales

	Three Months Ended
(in thousands)	February 1, 2020	January 26, 2019	Dollar Change	Percent Change
Net sales:
Commercial	$36,880	$37,159	$(279)	(0.8)%
Live Events	40,571	29,995	10,576	35.3
High School Park and Recreation	14,775	14,798	(23)	(0.2)
Transportation	13,916	15,390	(1,474)	(9.6)
International	21,515	17,727	3,788	21.4
	$127,657	$115,069	$12,588	10.9%
Orders:
Commercial	$36,898	$41,114	$(4,216)	(10.3)%
Live Events	41,484	45,767	(4,283)	(9.4)
High School Park and Recreation	20,447	17,034	3,413	20.0
Transportation	16,203	11,541	4,662	40.4
International	19,992	19,973	19	0.1
	$135,024	$135,429	$(405)	(0.3)%

Commercial: The decrease in net sales for the three months ended February 1, 2020 compared to the same period one year ago was primarily due to a lighter demand in the on-premise niche, which was offset by increases in the OOH and spectacular niches due to the timing of projects.

The decrease in orders for the three months ended February 1, 2020 compared to the same period one year ago was primarily due to a decrease in large orders in the spectacular niche, while the on-premise and OOH niches remained relatively flat compared to the same period last year.

Live Events:  The increase in net sales for the three months ended February 1, 2020 compared to the same period one year ago was primarily due to the timing of the demand for upgraded or new solutions for professional sports stadiums and college and university venues.

Orders decreased for the three months ended February 1, 2020 compared to the same period one year ago due to a decrease in the number of projects for professional sports stadiums.

High School Park and Recreation: Net sales for the three months ended February 1, 2020 compared to the same period one year ago remained relatively flat.

Orders increased for the three months ended February 1, 2020 compared to the same period one year ago due to the variability in order timing.

Transportation: The decrease in net sales for the three months ended February 1, 2020 compared to the same period one year ago was primarily due to the variability of large order production timing caused by customer project schedules.

Orders increased for the three months ended February 1, 2020 compared to the same period one year ago due to the variability of timing caused by large projects.

International:  Net sales for the three months ended February 1, 2020 compared to the same period one year ago increased primarily due to the variability of timing caused by spectacular and OOH projects.

Orders increased for the three months ended February 1, 2020 compared to the same period one year ago primarily due to general variations in the timing of account-based order placements.

Product Order Backlog

The product order backlog as of February 1, 2020 was $187 million as compared to $168 million as of January 26, 2019 and $182 million at the end of the second quarter of fiscal 2020.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of February 1, 2020 increased in the Live Events, High School Park and Recreation, Transportation, and International business units and remained relatively flat in the Commercial business unit from January 26, 2019.

Gross Profit

	Three Months Ended
	February 1, 2020		January 26, 2019
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$5,399	14.6%	$8,942	24.1%
Live Events	7,815	19.3	3,950	13.2
High School Park and Recreation	3,184	21.5	2,736	18.5
Transportation	4,316	31.0	5,880	38.2
International	3,768	17.5	3,361	19.0
	$24,482	19.2%	$24,869	21.6%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended February 1, 2020 compared to the same period one year ago was due to an increase in tariff related expenses of approximately $0.6 million, or a 0.5% impact to gross profit, as last year at this time tariffs were just being introduced on US imports of aluminum, steel, and components from China. We also experienced additional expenses of approximately $1.1 million for project delivery costs. Total warranty as a percent of sales decreased to 1.3% for the three months ended February 1, 2020 as compared to 1.6% during the three months ended January 26, 2019. The following describes the overall impact by business unit for the three months ended February 1, 2020 compared to the same period one year ago:

The gross profit percent decreased in the Commercial business unit primarily due to higher warranty expense, product mix, and additional project delivery costs. The gross profit percent decreased in the Transportation business unit primarily due to lower sales volumes over relatively fixed infrastructure costs, which was partially offset by lower warranty expense. The gross profit percent decreased in the International business unit primarily due to a change in sales mix, which was partially offset by lower warranty expense and higher sales volumes over relatively fixed infrastructure costs. The gross profit percent increased in the Live Events business unit primarily due to higher sales volumes over relatively fixed infrastructure costs and lower warranty expense. The gross profit percent increased in the High School Park and Recreation business unit primarily due to lower warranty expense and a non-recurring litigation claim that was recorded during the same period one year ago.

Contribution Margin

	Three Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$820	2.2%	(81.6)%	$4,460	12.0%
Live Events	4,055	10.0	1,068.6	347	1.2
High School Park and Recreation	(277)	(1.9)	(27.9)	(384)	(2.6)
Transportation	3,258	23.4	(34.3)	4,959	32.2
International	74	0.3	(248.0)	(50)	(0.3)
	$7,930	6.2%	(15.0)%	$9,332	8.1%

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

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted by an increase in selling expenses in the third quarter of fiscal 2020 compared to the same quarter a year ago due to personnel related expenses.

Other Operating Expenses

	Three Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$8,640	6.8%	0.8%	$8,574	7.5%
Product design and development	$8,442	6.6%	2.0%	$8,280	7.2%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the third quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to an increase in personnel related expenses, which is partially offset by a decrease in professional fees.

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

Product design and development expenses in the third quarter of fiscal 2020 increased as compared to the same period one year ago primarily due to increased labor costs and professional services assigned to product design and development projects. To deliver value to our customers and meet the markets' needs, we expect an increase in expenditures for new or enhanced customer solutions and to develop leading production technologies in the evolving micro-LED space.

Other Income and Expenses

	Three Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$246	0.2%	(13.1)%	$283	0.2%
Other income (expense), net	$(331)	(0.3)%	63.1%	$(203)	(0.2)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for the third quarter of fiscal 2020 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other income (expense), net:  The change in other income and expense, net for the third quarter of fiscal 2020 as compared to the same period one year ago was primarily due to foreign currency volatility.

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

We have recorded an effective tax rate of negative 37.9 percent for the third quarter of fiscal 2020 as compared to an effective tax rate of 55.4 percent for the third quarter of fiscal 2019. The quarterly change in the effective tax rate was caused by discrete one-time impacts of $3.3 million recognized in the third quarter of fiscal 2019 due to the release of a tax reserve for a lapse of the statute and a valuation allowance reversal related to foreign net operating loss carryforwards. The estimated effective tax rate for fiscal 2020 is the result of the expected net taxes and credits being higher as a proportion of expected pre-tax earnings.

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 1, 2020 AND JANUARY 26, 2019

Net Sales

	Nine Months Ended
(in thousands)	February 1, 2020	January 26, 2019	Dollar Change	Percent Change
Net sales:
Commercial	$120,566	$113,797	$6,769	5.9%
Live Events	159,196	134,566	24,630	18.3
High School Park and Recreation	75,433	74,498	935	1.3
Transportation	53,264	50,624	2,640	5.2
International	74,365	68,464	5,901	8.6
	$482,824	$441,949	$40,875	9.2%
Orders:
Commercial	$119,059	$123,637	$(4,578)	(3.7)%
Live Events	149,461	128,803	20,658	16.0
High School Park and Recreation	73,852	73,928	(76)	(0.1)
Transportation	55,410	54,736	674	1.2
International	75,827	65,291	10,536	16.1
	$473,609	$446,395	$27,214	6.1%

Sales and orders in all business units were impacted as a result of the nine months ended February 1, 2020 including 40 weeks compared to the more common 39 weeks. The nine months ended January 26, 2019 contained 39 weeks.

For net sales, during the first nine months ended February 1, 2020, we achieved a $12.1 million per week average run rate as compared to $11.3 million per week during the first nine months ended January 26, 2019, or an approximate 6.5% increase. This change was driven by the order volume reasons described below and the timing of conversion related to the seasonality in our business.

For orders, during the first nine months ended February 1, 2020, we achieved a $11.8 million per week average run rate as compared to $11.4 million per week during the first nine months ended January 26, 2019, or an approximate 3.5% increase. We had an increase in orders placed during the first nine months ended February 1, 2020 related to new releases of our product offerings.

Commercial: Net sales for the nine months ended February 1, 2020 compared to the same period one year ago increased as a result of the timing of projects in the spectacular and OOH niches, which was partly offset by a decrease in net sales in the on-premise niche primarily due to lighter demand.

Orders decreased for the nine months ended February 1, 2020 compared to the same period one year ago primarily due to a decrease in large orders in the spectacular niche and a softer market in the OOH niche.

Live Events:  The increase in net sales for the nine months ended February 1, 2020 compared to the same period one year ago was primarily due to the timing of the demand for upgraded or new solutions for arenas and professional sports stadiums.

Orders increased for the nine months ended February 1, 2020 compared to the same period one year ago due to an increase in the number of projects for college and university venues, minor league sports stadiums, and arena venues.

High School Park and Recreation: The increase in net sales for the nine months ended February 1, 2020 compared to the same period one year ago was primarily due to the timing of converting orders and backlog into sales.

Orders for the nine months ended February 1, 2020 compared to the same period one year ago remained relatively flat.

Transportation: The increase in net sales for the nine months ended February 1, 2020 compared to the same period one year ago was related to the variability caused by large order timing and continued demand for intelligent transportation systems.

Orders increased for the nine months ended February 1, 2020 compared to the same period one year ago primarily due to the variability of timing caused by large projects.

International:  Net sales increased in our International business unit for the nine months ended February 1, 2020 compared to the same period one year ago mainly due to the variability of timing caused by large spectacular and OOH projects.

Orders increased for the nine months ended February 1, 2020 compared to the same period one year ago primarily due to general variations in the timing of account-based order placements.

Gross Profit

	Nine Months Ended
	February 1, 2020		January 26, 2019
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$22,479	18.6%	$27,593	24.2%
Live Events	32,486	20.4	26,495	19.7
High School Park and Recreation	22,595	30.0	21,997	29.5
Transportation	18,073	33.9	17,471	34.5
International	14,441	19.4	12,317	18.0
	$110,074	22.8%	$105,873	24.0%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the nine months ended February 1, 2020 compared to the same period one year ago was primarily due to an increase in tariff related expenses of approximately $3.3 million, or a 0.7% impact to gross profit, as last year at this time tariffs were just being introduced on US imports of aluminum, steel, and components from China. We also experienced additional expenses of approximately $4.2 million for project delivery costs and for an existing litigation claim estimate. Total warranty as a percent of sales decreased to 1.9% for the nine months ended February 1, 2020 as compared to 2.3% during the nine months ended January 26, 2019. The following describes the overall impact by business unit for the nine months ended February 1, 2020 compared to the same period one year ago:

The gross profit percent decreased in our Commercial business units for the reasons described above, which was partially offset by higher sales volumes over relatively fixed infrastructure costs. The gross profit percent decreased in the Transportation business unit primarily due to increased warranty expense, which was partially offset by higher sales volumes over relatively fixed infrastructure costs. The gross profit percent increased in the Live Events and High School Park and Recreation business units primarily due to higher sales volumes over relatively fixed infrastructure costs, which was partially offset by the reasons described above. The gross profit percent increased in the International business unit primarily due to lower warranty expense and higher sales volumes over relatively fixed infrastructure costs.

Contribution Margin

	Nine Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,757	6.4%	(44.5)%	$13,984	12.3%
Live Events	21,289	13.4	31.0	16,250	12.1
High School Park and Recreation	12,303	16.3	(4.4)	12,874	17.3
Transportation	14,605	27.4	2.5	14,245	28.1
International	3,094	4.2	544.6	480	0.7
	$59,048	12.2%	2.1%	$57,833	13.1%

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

All areas of selling expenses were impacted as a result of the nine months ended February 1, 2020 including 40 weeks compared to the more common 39 weeks. The nine months ended January 26, 2019 contained 39 weeks. Selling expense in our Commercial, Live Events, High School Park and Recreation, and Transportation business units increased in the nine months ended February 1, 2020 compared to the same period a year ago primarily due to personnel related expenses and increased marketing efforts. Selling expenses in our International business unit decreased in the nine months ended February 1, 2020 compared to the same period one year ago primarily due to bad debt recovery and a decrease in third-party commissions.

Other Operating Expenses

	Nine Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$26,698	5.5%	3.9%	$25,685	5.8%
Product design and development	$29,063	6.0%	9.2%	$26,611	6.0%

All areas of operating expenses were impacted as a result of the nine months ended February 1, 2020 including 40 weeks compared to the more common 39 weeks. The nine months ended January 26, 2019 contained 39 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the nine months ended February 1, 2020 increased as compared to the same period one year ago primarily due to an increase in professional fees and personnel related expenses, which was partially offset by a decrease in IT related systems.

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

Product design and development expenses in the nine months ended February 1, 2020 as compared to the same period one year ago increased primarily due to increased labor costs and professional services assigned to product design and development projects. To deliver value to our customers and meet the markets' needs, we expect an increase in expenditures for new or enhanced customer solutions.

Other Income and Expenses

	Nine Months Ended
	February 1, 2020			January 26, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$611	0.1%	(2.6)%	$627	0.1%
Other income (expense), net	$(652)	(0.1)%	54.1%	$(423)	(0.1)%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net in the nine months ended February 1, 2020 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other income (expense), net:  The change in other income and expense, net for the nine months ended February 1, 2020 compared to the same period one year ago was primarily due to foreign currency volatility.

Income Taxes

Our effective tax rate was 51.6 percent for the nine months ended February 1, 2020 as compared to an effective tax rate of negative 71.8 percent for the nine months ended January 26, 2019. The quarterly change in the effective tax rate was caused by discrete one-time impacts of $3.3 million recognized during the third quarter of fiscal 2019 due to the release of a tax reserve for a lapse of the statute and a valuation allowance reversal related to foreign net operating loss carryforwards. The estimated effective tax rate for fiscal 2020 of 51.6 percent is the result of the expected net taxes and credits being higher as a proportion of expected pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	February 1, 2020	January 26, 2019	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$6,190	$32,187	(80.8)%
Investing activities	10,034	(19,926)	(150.4)
Financing activities	(11,424)	(8,771)	30.2
Effect of exchange rate changes on cash	(166)	62	(367.7)
Net increase in cash, cash equivalents and restricted cash	$4,634	$3,552	30.5%

Cash increased by $4.6 million for the first nine months of fiscal 2020 as compared to $3.6 million in the first nine months of fiscal 2019, which is primarily due to the conversion of marketable securities to cash for working capital needs.

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market.

Net cash provided by operating activities was $6.2 million for the first nine months of fiscal 2020 compared to net cash provided by operating activities of $32.2 million in the first nine months of fiscal 2019. The $26.0 million decrease in cash used in operating activities from the first nine months of fiscal 2019 to the first nine months of fiscal 2020 was the result of changes in net operating assets and liabilities of $17.4 million, $8.3 million decrease in net income, $0.9 million in depreciation and amortization, and $0.4 million in other non-cash items, net, adjusted by a $1.0 million change in a contingent liability.

Year-to-date cash provided from operations differed as compared to last year primarily due to order volatility in Live Events and Transportation business units, which had large dollar projects this year as compared to last year. This accounted for most of the changes in accounts receivable, contract assets, long-term receivables, and contract liabilities and equates to $29.8 million of the change in net cash provided by operating activities as compared to last year.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	February 1, 2020	January 26, 2019
(Increase) decrease:
Accounts receivable	$(14,253)	$(1,209)
Long-term receivables	(2,048)	148
Inventories	(1,523)	2,617
Contract assets	(1,602)	4,199
Prepaid expenses and other current assets	201	1,231
Income tax receivables	884	(433)
Investment in affiliates and other assets	(578)	130
Increase (decrease):
Accounts payable	237	(11,952)
Contract liabilities	3,335	12,104
Accrued expenses	3,711	5,402
Warranty obligations	53	(2,604)
Long-term warranty obligations	1,192	(687)
Income taxes payable	484	(1,333)
Long-term marketing obligations and other payables	(128)	(249)
	$(10,035)	$7,364

Net cash provided by (used in) investing activities: Net cash provided by investing activities totaled $10.0 million in the first nine months of fiscal 2020 compared to net cash used in investing activities of $19.9 million in the first nine months of fiscal 2019. During the first nine months of fiscal 2020, we had no purchases of marketable securities compared to $25.3 million in the first nine months of fiscal 2019. Proceeds from sales or maturities of marketable securities totaled $24.7 million in the first nine months of fiscal 2020 as compared to $22.3 million in the first nine months of fiscal 2019. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities described above. Purchases of property and equipment totaled $13.6 million in the first nine months of fiscal 2020 compared to $14.1 million in the first nine months of fiscal 2019. Purchases of and loans to an equity investment totaled $1.2 million in the first nine months of fiscal 2020 as compared to $0.9 million in the first nine months of fiscal 2019. During the first nine months of fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $11.4 million for the nine months ended February 1, 2020 compared to $8.8 million in the same period one year ago. Principal payments on long-term obligations for the first nine months of fiscal 2020 were $2.1 million compared to $0.4 million during the first nine months of fiscal 2019, which was mostly related to contingent liability payments. Dividends of $6.8 million, or $0.15 per share, were paid to Daktronics shareholders during the first nine months of fiscal 2020, as compared to dividends of $9.4 million, or $0.21 per share, paid to Daktronics shareholders during the first nine months of fiscal 2019. During the first nine months of fiscal 2020, we repurchased $2.3 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in the first nine months of fiscal 2019. Proceeds from the exercise of stock options during the first nine months of fiscal 2019 were $1.3 million and there were no proceeds from the exercise of stock options in the first nine months of fiscal 2020.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $113.2 million and $119.6 million at February 1, 2020 and April 27, 2019, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $3.2 million of retainage on long-term contracts included in receivables and contract assets as of February 1, 2020, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. During the third quarter of fiscal 2020 and the fourth quarter of fiscal 2019, we violated one of our bank covenants, but we received a waiver from our banking institution for the quarter ended February 1, 2020 and year ended April 27, 2019.

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. The revolving amount of the agreement and note remains at $35.0 million, including up to $15.0 million for commercial and standby letters of credit.  The credit agreement is unsecured and requires us to be in compliance with certain financial ratios and other covenants. As of February 1, 2020, there were no advances to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6.3 million.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and we have a global banking relationship to provide such instruments. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of February 1, 2020, we had $8.5 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At February 1, 2020, we had $5.3 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting capital expenditures and an investment in a technology company to be approximately $33 million for fiscal 2020. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes in our exposure to these risks during the first nine months of fiscal 2020.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of February 1, 2020, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of February 1, 2020, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended February 1, 2020, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases of common stock during the third quarter of fiscal 2020:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program(1)
December 1, 2019 - December 28, 2019	27,481	5.99	27,481	36,328,333
December 29, 2019 - February 1, 2020	80,520	5.99	80,520	35,846,217
Total	108,001		108,001
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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	February 28, 2020

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended February 1, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.