Form 10-K
period 2020-05-02
DAKTRONICS INC /SD/
filed 2020-06-12
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 2, 2020
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

The aggregate market value of the registrant's common stock held by non-affiliates at November 2, 2019 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $309,995,906. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 8, 2020 was 44,569,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 2, 2020 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 2, 2020

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders, including as a result of the COVID-19 pandemic caused by the coronavirus; and (xvi) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to the world leader in the display industry. We currently employ 2,671 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006 telephone 605-692-4200. Our Internet address is https://www.daktronics.com.

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

Industry Background

Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems.  In the mid-1990's, as light emitting diodes (“LEDs”) became available in red, blue and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency and lifetime.  Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so we could meet all our customers' large format display needs in a complete, integrated system.  This has proven to be a key factor in Daktronics becoming a leader in large electronic displays.  LED technologies continue to evolve and advance, creating new high-resolution and micro-LED display options of all shapes and sizes. Today, the industry continues development in both the construct of the micro-LED and production methods of micro-LED display panels using mass-transfer technology.

Integrated visual display systems are increasingly used across a variety of vertical markets including: media/advertising, stadiums/venues, hospitality/leisure, transportation, broadcast, control room, corporate and education, and retail. Generally, these vertical markets use systems to collaboratively communicate, inform, entertain, and advertise to various sized audiences. Advances in technologies and the decrease in costs of systems have opened up and increased the market's size.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.  Each of those activities is described below:

Marketing and Sales.  Our sales force is comprised of direct sales staff and resellers located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display system sales in professional sports, colleges and universities, and commercial spectacular projects.  We also use our direct sales force to sell third-party advertising and transportation applications.  We utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence.  The majority of our products sold by resellers in North America are standard catalog products.  We support our resellers through direct mail/email advertising, social media campaigns, trade journal advertising, product and installation training, trade show exhibitions and accessibility to our regional sales or service teams and demonstration equipment.

Engineering and Product Design and Development.  The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services.  To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; quality design; and customer and product support.  Product managers assigned to each product family assist our sales staff in training and implementing product improvements which ensures each product is designed for maximum reliability and serviceability.  We employ process engineers to assist in quality and reliability processing in our product design testing and manufacturing areas.

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
•Out-of-Home advertising displays
•Digit and price displays
•Indoor dynamic messaging systems

Each of these product families is described below:

Video Displays.  These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation.  These displays include red, green and blue LEDs arranged in various combinations to form pixels.  The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED mount technology .

We offer a broad range of indoor and outdoor LED video displays with these varying features. Examples of indoor offerings include centerhung displays, landmark displays, video walls, ribbon board displays, hanging banners, corporate office entrance displays, and video displays designed for retail stores, restaurants, malls, transportation hubs and other similar indoor facilities.

Video displays provide content to serve as a revenue generation source through advertising or as an information and communication medium (e.g. scoring, statistics, wayfinding, advertising, control center information), or to provide interior design elements to create luxurious space to feature digital art.

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

We offer a variety of controllers complementing our scoreboards and displays.  These controllers vary in complexity from the All Sport® 100, a handheld controller for portable scoreboards, to the All Sport® Pro, designed for more sophisticated scoring systems and allowing for more user-defined options.

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

During our fiscal year ended April 27, 2019, many electrical components were in high demand or market factors impacted their availability, both of which caused extended lead-times and price volatility and resulted in an additional cost of $3.8 million during fiscal 2019. Pricing returned to a more stable environment during fiscal 2020 for these materials. We also incurred $2.5 million and $4.9 million during fiscal 2019 and 2020, respectively, of tariff related expenses on imports of materials to the U.S. due to the U.S. administration's implementation of tariffs on aluminum, steel, and items made in China.

During fiscal 2020, the global COVID-19 reaction had a minimal impact in our ability to receive raw materials from suppliers. However, the time to obtain and shipping costs have been unpredictable.

Intellectual Property

We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. This will allow us to pursue infringement claims against competitors for protection due to patent violations. Although we own a number of patents and possess rights under others to which we attach importance, we do not believe that our business as a whole is materially dependent upon any such patents or rights. We also own a number of trademarks that we believe are important in connection with the identification of our products and associated goodwill with customers, but no part of our business materially depends on such trademarks. We also rely on nondisclosure agreements with our employees and agents to protect our intellectual property.  Despite these intellectual property protections, there can be no assurance a competitor will not copy the functions or features of our products.

Seasonality

Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Our third fiscal quarter sales and profit levels are lighter than other quarters due to the seasonality of our sports business, construction cycles, and the reduced number of production days due to holidays in the quarter.

Our gross margins tend to fluctuate more on uniquely configured orders than on limited configured orders.  Uniquely configured orders involving competitive bidding and substantial subcontracting work for product installation generally have lower gross margins.  Although we follow the over time method of recognizing revenues for uniquely configured orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.

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

Our backlog as of May 2, 2020 was $268 million as compared to $257 million as of April 27, 2019. We expect to fulfill the backlog as of May 2, 2020 within the next 24 months. The timing of backlog may be impacted by project delays resulting from the coronavirus ("COVID-19") pandemic.

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

We are subject to regulations restricting the movement and interaction of people and business operations. During unprecedented times, countries and the U.S. states and/or its localities can issue lock down orders impacting availability of employees, third parties, suppliers, customers, and other services we need to operate our business.

During the fourth quarter of fiscal 2020, to comply with various governmental stay-at-home regulations, we experienced impacts in our ability to complete installations on-site in various jurisdictions, had some closures in our facilities to keep people safe, and had some slowdown in material receipts from our suppliers due to the impact of work restrictions resulting from COVID-19.

We believe we are in material compliance with these requirements.

Competition

We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors include both United States and foreign companies and range in size and product offerings. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or include different service and controller offerings.  Some competitors have more capital, governmental funding, supply change access, and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs.

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

Over the past years, we have invested in our development to increase our differentiated product platforms, advance our software architecture and offerings, support customer requirements, and advance new competitive narrow pixel and micro-electronic technologies.

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

Employees

As of May 2, 2020, we employed approximately 2,395 full-time employees and 276 part-time and temporary employees.  Of these employees, approximately 887 were in manufacturing, 556 were in sales and marketing, 535 were in customer service, 442 were in engineering and 251 were in general and administrative. None of our employees are represented by a collective bargaining agreement.  We believe employee relations are good.

Item 1A.  RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Pandemics, including the coronavirus ("COVID-19") pandemic, could have a material adverse effect on our operations, liquidity, financial condition, and financial results.

The ramifications of the COVID-19 outbreak reported to have started in December 2019 and spread globally are filled with uncertainty and changing quickly. In March 2020, the World Health Organization declared COVID-19 a pandemic. A serious global pandemic, like COVID-19, can adversely impact, shock and weaken the global economy. These impacts can amplify other risk factors and could have a material impact on our operations, liquidity, financial conditions, and financial results.

COVID-19 pandemic-related risks impacting our business may include increased exposure to: global regulatory, geopolitical, and societal changes; rapid degradation of global economic conditions, creating an increase in the volatility and the timing and level of orders; supply chain disruptions, material shortages, and increases in the costs of components; changes in labor force availability, which could reduce our ability to operate across our business in development, sales and marketing, production, installation, and ongoing service and support; an increased risk of being subject to contract performance claims if we are unable to deliver according to the terms of our contracts or commitments and cannot claim force majeure to mitigate or eliminate our exposure to such claims; increased geographic work restrictions that could impact our ability to market, sell, manufacture and/or install our products; an increase in our exposure to claims or litigation relating to the pandemic; limitations on our ability to meet the terms of our bank credit agreements that causes restrictions on our ability to access the liquidity under such agreements; reduced access to and an increase in the cost of capital; reduced access to surety bonds or bank guarantees to secure customer orders; volatility and changes in foreign currency rates; delayed timing of collections and/or decreased collectability of receivables and contract assets; and a material reduction to the values of our assets including, but not limited to, inventory, investments in affiliates, deferred tax assets, goodwill, intangibles, and property and equipment.

We expect the COVID-19 global pandemic to have an impact on our results of operations, liquidity, and financial position, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 and its effects continue to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, economic recovery, and any change in trends on how people gather. To the extent that our customers and suppliers are adversely impacted by the COVID-19 outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments and orders, which in turn could materially interrupt our business operations and/or impact our liquidity. Site closures or project delays have occurred and increased social distancing and health-

related precautions are required in our factories and many work sites, which may cause additional project delays and additional costs to be incurred. COVID-19 could disrupt our operations due to absenteeism by infected or ill employees or other employees who elect not to come to work due to the illness or due to quarantines.

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with the rapidly changing product developments or to compete effectively, we could lose market share as well as limited and uniquely configured orders, which could negatively impact our results of operations.

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

Our results of operations on a quarterly and annual basis have and are likely to fluctuate and be substantially affected by the size and timing of large contract order awards.

Customer demand and the timing and size of large contracts create volatility in supply chain planning and capacity requirements to fulfill orders. Awards of large contracts and their timing and amounts are difficult to predict, may not be repeatable, and are outside of our control. Market demand has not always developed as expected or remained at a consistent level. Adjusting supply chain material planning and production and services capacity to meet this varied demand can increase costs. Large contracts or customer awards include projects for college and professional sports facilities markets, the OOH niche, the transportation market, and the large spectacular niche. These projects can have short delivery time frames.  Some factors that may cause our operating results to vary due to timing and size of the awards include:

•	the timing of orders and related deliveries, including delays or cancellations of orders;

•	our ability to obtain raw materials and components timely and at reasonable prices;

•	our ability to adjust and utilize production and services capacity;

•	our ability to engage third parties to support production and fulfillment;

•	new product introductions;

•	variations in product mix; and

•	customer financial wherewithal and the related economic conditions impacting their business.

Operating results in one or more quarters or a fiscal year may not be indicative of future operating results.

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

These estimates and assumptions affect the timing of net sales, costs, and profits or losses in applying the principles to contracts with customers under the cost incurred input method; credit losses for accounts receivables and contract assets, the valuation of inventory, estimated amounts for warranty costs; the calculation and valuation of our investments and deferred tax assets; fair value estimates used in goodwill and long-term assets testing; and estimating the impact of uncertainties in the application of complex tax laws. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operation could be adversely affected.

In March 2020, we began to see impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability. This, along with the decline in our stock price and other market conditions, led us to perform an interim qualitative goodwill impairment analysis. After evaluating our results, events and circumstances, we determined that a quantitative or step 1 analysis was necessary for our International business unit. The results of that analysis indicated no goodwill impairment was necessary.

The potential impact of COVID-19 on our customers' business could adversely impact our customers' ability to pay us for work performed and increase our future estimate of credit losses.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition, results of operations and reputation.

We provide warranties on our products with terms varying from one to 10 years.  In addition, we offer extended warranties.  These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  Although we continually monitor our warranty claims and accrue a liability for estimated warranty costs, unanticipated claims could have a material adverse impact on our financial results. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation. Remediation of a claim may take time and could result in lost or deferred revenue, lead to costly warranty expenses, and have a material adverse impact on our financial condition and operating results.

During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. During our fiscal years 2020, 2019, and 2018, we recognized warranty expense and estimated equipment service agreement losses for probable and reasonably estimated costs to remediate this issue of $0.0 million, $2.4 million, and $4.5 million, respectively. Our contractual warranty arrangements have expired for products with this issue, and we do not expect material changes to the equipment service agreement accrual. The additional warranty expense in fiscal 2018 is primarily based on our decision to preserve our market leadership and for customer relationship purposes in certain cases beyond our contractual obligations. See "Note 19. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for more information regarding our warranty accrual.

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

COVID-19 or similar pandemics can create site closures or project delays. Restrictions including social distancing and health-related precautions are required in our factories and many work sites, which may cause additional project delays and additional costs to be incurred. COVID-19 could disrupt our operations due to absenteeism by infected or ill employees or other employees who elect not to come to work due to the illness or due to quarantines.

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

The timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic.

We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, interruption, or material change in our business relationships with our suppliers could cause a disruption in supply and a substantial increase in the costs of such materials. Such changes could cause harm to our sales, financial condition, and results of operations.

Our suppliers are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of a supplier may cause us to alter our business terms, cease doing business with a particular supplier, or change our sourcing practices. Further, the potential impact of COVID-19 could adversely impact our suppliers and supply chains and result in our inability to obtain needed materials in a timely manner.

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

Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes or COVID-19 health regulations or related employee worker unavailability, that could disrupt operations at ports-of-entry; transportation and other delays in shipments, as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.

Price fluctuations in, and shortages of, raw materials, components, and related transportation costs and tariffs can have a significant impact on our price competitiveness and/or ability to produce our products which could cause harm to our sales, financial condition and results of operations.

Price fluctuations and shortages of any raw materials and components used to manufacture our products can occur due to various factors (such as worldwide demand, natural disasters, logistic disruptions, and trade regulations). Electronic components used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social and economic factors. If we experience shortages or increases in the price of raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products, it could negatively affect our business, financial condition or results of operations. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.

As a result of U.S. Administrative trade actions in 2019 and 2020, we experienced volatility in supply and increases in the prices of aluminum, electrical, and other components we use in our production. Further trade disputes could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We estimate our financial results were adversely impacted by approximately $6.3 million of additional costs for price changes and tariffs in fiscal 2019 and $4.9 million of additional costs for tariffs in fiscal 2020.

During fiscal 2019, many electrical components were in high demand or market factors impacted availability, both of which caused extended lead-times and price volatility, resulting in an estimated additional cost of $3.8 million during fiscal 2019. Pricing returned to a more stable environment during fiscal 2020 for these materials.

We may depend on third parties to complete our contracts.

Depending on a contract's scope of work, we may hire third-party subcontractors to perform on-site installation and service-related activities, hire manufacturers of structures or elements of structures related to on-site installation, hire contract manufacturers for certain product lines, or purchase specialty non-display related system elements from other companies. If we are unable to hire qualified subcontractors, find qualified manufacturers for on-site elements, find qualified contract manufacturers, or purchase specialty non-display system elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.

These third parties are subject to fluctuations in global economic cycles and conditions and other business risk factors which may adversely impact their ability to operate their businesses. The performance and financial condition of the third parties may cause us to alter our business terms or to cease doing business with a particular third party or change our sourcing practices. Further, the potential impact of COVID-19 could adversely impact our third parties and result in our inability to obtain needed subcontracted services.

Unanticipated events resulting in credit losses could have a material adverse impact on our financial results.

Significant portions of our sales are to customers who place large orders for custom products.  We closely monitor the creditworthiness of our customers and have not, to date, experienced significant credit losses.  We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments and letters of credit. However, because some of our exposure to credit losses is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results. For example, the potential negative impact of COVID-19 on businesses of the third parties with which we do business could adversely impact our customers' ability to pay us for work performed and increase our future estimate of credit losses.

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results.

We increase our production and services capacity and the overhead supporting order fulfillment based on anticipated market demand.  Market demand, however, has not always developed as expected or remained at a consistent level.  This underutilization risk can potentially decrease our profitability and result in the impairment of certain assets.

The following factors are among those that could complicate capacity planning for market demand:

•	changes in the demand for and mix of products that our customers buy;

•	our ability to add and train our manufacturing staff in advance of demand;

•	the market’s pace of technological change;

•	variability in our manufacturing or services productivity;

•	long lead times for components used in production;

•	our ability to engage third parties;

•	geography of the order and related shipping methods; and

•	long lead times for our plant and equipment expenditures.

The terms and conditions of our credit facilities impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition and make us vulnerable to adverse economic or industry conditions and cause liquidity issues.

The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; make a substantial change of ownership; or acquire or purchase a business or its assets. Our credit facilities also impose certain financial covenants on us which restrict the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

For the foreseeable future, it is anticipated that our cash on hand, marketable securities, cash provided by operating activities, and borrowings under our existing credit facilities should provide sufficient funds to finance our capital expenditures and working capital needs and otherwise meet operating expenses and debt service requirements.  However, if additional capital is required or we are unable to renew our existing credit facilities, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to meet their obligations to us.

The transition away from LIBOR may adversely affect our cost to obtain financing.

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. It not possible to predict whether SOFR will attain market traction as a LIBOR replacement or to predict any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

If we became unable to obtain adequate surety bonding or letters of credit, it could adversely affect our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a project and we are unable to obtain a bond or letter of credit on terms acceptable to us and our client, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may be available only at significant additional cost as a result of general conditions that affect the insurance and bonding markets.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced downturns, including the COVID-19 related downturn, from time to time during which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; increased unemployment; bankruptcies; and overall uncertainty with respect to the economy. These conditions affect consumer spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.

Unexpected events, including natural disasters and the COVID-19 pandemic, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, terrorist acts, fires, tornadoes, floods and severe weather in the United States or in other countries in which we operate and the COVID-19 pandemic, may disrupt our operations as well as the operations of our customers. Such events could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects. These events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results or financial condition.

Our global operations expose us to global regulatory, geopolitical, economic and social changes and add additional risks and uncertainties which can harm our business, operating results, and financial condition.

Our United States and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with global regulations and governmental orders. Global conditions include political developments; economic changes; unfavorable trading policies; difficulties in staffing and managing global operations; changes in foreign and domestic governmental regulations or requirements, treaty and trade relationships; the imposition of government orders that differ among jurisdictions, including mandatory closures, work-from-home and lock-down orders and social distancing protocols, or other restrictions related to the COVID-19 pandemic; changes in monetary and fiscal policies; changes in laws and regulations; or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties exist include changing social conditions and attitudes, terrorism, or political hostilities and war. Other difficulties of global operations include staffing and managing our various locations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.

Our business could be impacted by the withdrawal of the United Kingdom ("U.K.") withdrawal from the European Union (known as "Brexit"). The U.K. formally withdrew from the European Union on January 31, 2020; and it is now in a period of transition until December 31, 2020. Uncertainty remains as to what kind of post-Brexit agreement between the U.K. and the European Union, if any, may be approved by the U.K. Parliament and the European Union. Brexit may adversely affect global economic and market conditions and could contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. Brexit may also adversely affect our revenues and could subject us to new regulatory costs and challenges in addition to other adverse effects that we are unable to effectively anticipate.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and in the following weeks, many countries and U.S. states and localities issued work-from-home and lock-down orders impacting businesses globally. The COVID-19 situation has created an unprecedented and challenging time. Our focus is on positioning the Company for a strong recovery when the crisis is over. However, the ensuing impact to the economy and related economic recovery creates considerable uncertainties in our business. We are unable to predict the impact to our customers and any sustained changes in their buying habits or to predict any regulatory or societal changes which could impact how people gather and the need for our solutions. As we react to estimating changes to our business, we may not be able to adjust our cost structure to quickly align to new demand, which will negatively impact our operating results and liquidity.

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

In particular, we and our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the United States Foreign Corrupt Practices Act (the “FCPA”); the United Kingdom Bribery Act (the “Bribery Act”); and export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (the “DDTC”), and the Bureau of Industry and Security of the U.S. Department of Commerce.

As part of our business, we deal with state-owned business enterprises, the employees of which are considered to be foreign officials for purposes of the FCPA's prohibition on United States companies from engaging in bribery, providing anything of value, or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. In addition, the provisions of the Bribery Act apply to bribery of foreign officials and to transactions with individuals that a government does not employ. The FCPA also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Some of the international locations in which we do business lack a developed legal system and have higher than normal levels of corruption. Our expansion outside of the United States, and our development of new partnerships and joint venture relations worldwide, could increase the risk of violation of the FCPA, OFAC, the Bribery Act or similar laws and regulations.

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

We are subject to the income tax laws of the United States and its various state and local governments as well as several foreign tax jurisdictions. Our future income taxes could be materially adversely affected by changes in the amount or mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in tax laws, or the outcome of income tax audits and any related litigation. The U.S. Tax Cuts and Jobs Act of 2017 is one such example of legislation that impacts our effective tax rate.

Further changes in the tax laws of the United States and foreign jurisdictions could arise, including additional tax reform in the United States and the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations, that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition and results of operations.

Acquisitions, partial investments, and divestitures pose financial, management and other risks and challenges.

We routinely explore investing in or acquiring other businesses and related assets to complement or enhance our business strategies. These investments are often made to increase customer relations and market base, expand geographically, or obtain technological advances to support our solution portfolio. Periodically, we may also consider disposing of these businesses, partial investments, assets, or other lines of business.

The financial, management and other risks and challenges include, but are not limited to, the following:

•	diversion of management attention;

•	difficulty with integrating acquired businesses;

•	adverse impact on overall profitability if the expanded operations do not achieve the strategic benefits forecasted;

•	potential loss or adverse relationship change of key employees, customers, or suppliers of the acquired business;

•	inability to effectively manage our expanded operations;

•	difficulty with the integration of different corporate cultures;

•	personnel issues;

•	increased expenses;

•	assumption of unknown liabilities and indemnification obligations;

•	potential disputes with the buyers or sellers;

•	the time involved in evaluating or modifying the financial systems of an acquired business and the establishment of appropriate internal controls; and

•	incorrect estimates made in the accounting for the transaction that cause misstatement of acquisition assets and liabilities.

There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits.

Any reduction or impairment of the value of an investment and related acquired assets or goodwill would result in charges against earnings, which would adversely affect our results of operations in future periods.

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

In March 2020, we began to see impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability. This, along with the decline in our stock price and other market conditions, led us to perform an interim qualitative goodwill impairment analysis. After evaluating our results, events and circumstances, we determined that a quantitative or step 1 analysis was necessary for our International business unit. The results of that analysis indicated no goodwill impairment was necessary.

We had no impairments in fiscal 2018, 2019, or 2020.

Our data systems could fail, or their security could be compromised, causing a material adverse effect on our business.

We rely heavily on digital technologies for the successful operation of our business, for the support of our controller offerings, and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate date protection or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems, to reimburse customers' losses, and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect or use personal information.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there have been increasing regulatory enforcement and litigation activities in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. For example, effective in May 2018, the General Data Protection Regulation (“GDPR”) became effective, and the GDPR applies to any organization, including Daktronics, that holds or uses data on people inside the European Union (“EU”). Under the GDPR, businesses must generally obtain consent from individuals in the EU before they store or process personal information, and data cannot be held longer than necessary. The GDPR creates new compliance obligations, which have caused us to change some of our business practices relative to the EU. The GDPR greatly increases the jurisdictional reach of EU law and significantly increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover (that is, revenue) for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to the People's Republic of China Cybersecurity Law put into place on June 1, 2017. Under this regulation, network operators, including online lending information service providers, shall comply with laws and regulations and fulfill their obligations to safeguard security of the network when conducting business and providing services, and take all necessary measures pursuant to laws, regulations and compulsory national requirements to safeguard the safe and stable operation of the networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data.

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

Similar to the GDPR, the California Consumer Privacy Act of 2018 ("CCPA"), which became effective January 1, 2020, grants to California residents several new rights relating to their personal information. The CCPA applies to businesses that conduct business in California and satisfies one of three financial conditions, including a business that has a gross revenue greater than $25 million; therefore, it applies to Daktronics. The CCPA is the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level.

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

Although we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to achieve the synergies expected from mergers and acquisitions or to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

The outcome of pending and future claims, investigations or litigation can have a material adverse impact on our business, financial condition, and results of operations.

We are involved from time to time in a variety of litigation, investigations, inquires or similar matters arising in our business. Litigation, investigations and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, indemnity claims, or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products. See "Note 19. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on litigation obligations.

Our business involves the use of hazardous materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the blending, controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe the safety procedures we utilize for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business, financial condition and results of operations may be adversely affected, and our reputation may be harmed.

If our internal controls over financial reporting is found to be ineffective, our financial statements may not be fairly stated, raising concerns for investors and potentially adversely affecting our stock price.

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

Our articles of incorporation, by-laws and other corporate governance documents and the South Dakota Business Corporation Act ("SD Act") contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many shareholders may find attractive. These provisions make it more difficult for our shareholders to take some corporate actions and include provisions relating to:

•
the ability of our Board of Directors, without shareholder approval, to authorize and issue shares of stock with voting, liquidation, dividend and other rights and preferences that are superior to our common stock;

•	the classification of our Board of Directors, which effectively prevents shareholders from electing a majority of the directors at any one meeting of shareholders;

•
the adoption of a shareholder rights agreement providing for the exercise of junior participating preferred stock purchase rights when a person becomes the beneficial owner of 20 percent or more of our outstanding common stock and upon the occurrence of certain similar events (subject to certain exceptions);

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

Our Board of Directors has approved regular dividends since fiscal 2006 until March 2020. The declaration, amount and timing of such dividends are determined by our Board of Directors at their discretion. Such determinations are subject to capital availability, compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends, strategic investment cash needs, business outlook and other factors balancing our long-term needs of our business and the interests of our shareholders.

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

On April 1, 2020, our Board of Directors announced the suspension of dividends for the foreseeable future. We believe these measures are necessary to help preserve our ability to borrow for liquidity needs and help us to be well positioned when the COVID-19 pandemic passes and economies begin to recover.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.

Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014, when he retired. Mr. Reece Kurtenbach, who is Dr. Aelred Kurtenbach's son, serves as our Chairman of the Board and Chief Executive Officer. In addition, Dr. Aelred Kurtenbach has two other children who serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.5 percent of our outstanding common stock as of June 8, 2020, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 8, 2020. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.4 percent of our outstanding common stock as of June 8, 2020, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 8, 2020. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.

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

Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	764,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	60,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	277,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	137,000	Manufacturing, Sales, Service, Office

We also utilize sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions. These spaces are generally small leased offices used for sales related activities. See "Note 12. Leases" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on lease obligations. Our Belgium property is used infrequently and is available for sale.

Item 3.  LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters during the normal course of business.  Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 19. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on any legal proceedings and claims.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance

Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol DAKT.  Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 8, 2020, we had 989 shareholders of record.

The following graph shows changes during the period from May 2, 2015 to May 2, 2020 in the value of $100 invested in: (1) our common stock; (2) The Nasdaq Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers.  The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid.  The calculations exclude trading commissions and taxes.

Share Repurchases

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During fiscal 2020, we repurchased 1.0 million shares of common stock at a total cost of $5.6 million. As of May 2, 2020, we had $32.5 million of remaining capacity under our current share repurchase program. During fiscal 2019 and 2018, we had no repurchases of shares of our outstanding common stock. As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

The following table provides information about share repurchases of common stock during the fourth quarter of fiscal 2020:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program
February 2, 2020 - February 29, 2020	127,515	$5.64	127,515	$35,126,597
March 1, 2020 - March 28, 2020	533,990	4.85	533,990	32,539,076
Total	661,505		661,505

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

The table below provides selected historical financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Items 7 and 8 in this Form 10-K.  The statement of operations data for the fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018 and the balance sheet data at May 2, 2020 and April 27, 2019 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended April 29, 2017 and April 30, 2016 and the balance sheet data at April 28, 2018, April 29, 2017 and April 30, 2016 are derived from audited financial statements that are not included in this Form 10-K.

	2020(1)(2)	2019(2)(3)(4)(6)(8)	2018(5)(6)(8)	2017(7)(8)	2016(8)(9)
Statement of Operations Data:
Net sales	$608,932	$569,704	$610,530	$586,539	$570,168
Gross profit	138,700	130,294	145,669	140,415	121,019
Gross profit margin	22.8%	22.9%	23.9%	23.9%	21.2%
Operating (loss) income	(167)	(4,728)	12,460	15,421	2,495
Operating margin	—%	(0.8)%	2.0%	2.6%	0.4%
Net income (loss)	491	(958)	5,562	10,342	2,061
Diluted earnings (loss) per share	0.01	(0.02)	0.12	0.23	0.05
Weighted average diluted shares outstanding	45,316	44,926	44,873	44,303	44,456
Balance Sheet Data:
Working capital	$106,037	$119,601	$132,825	$127,130	$123,714
Total assets	372,651	349,216	358,800	355,433	349,948
Total long-term liabilities	49,706	27,481	29,876	26,552	27,364
Total shareholders' equity	176,980	187,663	197,616	198,286	201,067
Cash dividends per share	0.20	0.28	0.28	0.31	0.40
(1) Fiscal year 2020 consisted of 53 weeks. Each of the other fiscal years presented consisted of 52 weeks.
(2) Includes approximately $4.9 million of additional costs for tariffs during fiscal 2020 and $6.3 million of additional costs for price changes and tariffs during fiscal 2019.
(3) Includes the net assets acquired of AJT Systems, Inc. See "Note 5. Business Combination" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(4) Includes the release of $2.7 million in unrecognized tax benefits related to the lapse of a statute of limitations and the release of $0.5 million for a valuation allowance reversal related to foreign net operating loss carryforwards. See "Note 15. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(5) Includes the sale of our non-digital division assets. See "Note 6. Sale of Non-Digital Division Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(6) Includes the effects of the U.S. Tax Cuts and Jobs Act, which impacted our deferred tax asset valuation and increased tax expense. See "Note 15. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
(7) Includes a $0.8 million impairment loss on intangible assets. See "Note 5. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017 for further information.
(8) Includes an additional warranty charge in our OOH product application in fiscal years 2019, 2018, 2017, and 2016 of $2.4 million, $4.5 million, $1.8 million, and $9.2 million, respectively. See "Note 19. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

(9) Includes the acquisition of ADFLOW Networks, Inc. in March 2016. See "Note 4. Business Combinations" of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for further information.

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

We measure our success using a variety of measures including:

•	our percentage of market share by comparing our estimated revenue to the total estimated global digital display revenue;

•	our order growth compared to the overall digital market order change;

•	financial metrics such as annual order volume and profit change as compared to our previous financial results;

•	customer retention and expansion rates; and

•	our ability to generate profits over the long-term to provide a shareholder return.

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

Each business unit's long-term performance can be impacted by economic conditions in different ways and to different degrees.  The effects of an adverse economy are generally less severe on our sports related business as compared to our other businesses, although in severe economic downturns with social changes causing decreases in sporting event revenues, the sports business can also be seriously impacted.

Outlook: The COVID-19 pandemic has created disruptions since its initial outbreak, first impacting our China operations. Beginning in February, we created COVID-19 response teams to manage our local and global response activities. Using the guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and other applicable regulatory agencies, we enhanced or implemented robust health, safety, and cleaning protocols across our organization. Employees are working from home where possible, and we have limited travel for the time being. When unable to work safely or within the various regulations in certain geographies and locations, our manufacturing and field service teams have reduced capacity and furloughed employees. Our Minnesota, Ireland, and China production facilities were briefly closed and production has since resumed operations. Our sales teams have continued to engage our customers, mostly virtually, across our diverse markets and geographies, with some customers continuing to place orders while others are choosing to delay purchases. Our supply chain team has remained alert to potential short supply situations and shipping disruptions, and, if necessary, we are utilizing alternative sources and shipping methods.

We expect the COVID-19 pandemic to have an adverse impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. The global impact of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the pandemic, travel restrictions and social distancing requirements in the United States and other countries, the pace and extent of the economic recovery, and any change in trends and practices in how people gather. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our business. In addition, we can be impacted by events like the U.S. Administrative trade actions in 2018 or a number of other factors that are disclosed in "Item 1A. Risk Factors" included in this Form 10-K.

The outlook and unique key growth drivers and challenges by our business units include:

Commercial Business Unit: In the near-term, our customers who rely on advertising revenues for Out-of-Home ("OOH") advertising or who are reliant on customer foot-traffic to drive sales have been adversely impacted by stay-at-home or quarantine orders which started in March 2020 with varied or no published expiration. These customers are expected to delay their discretionary capital spending through the COVID-19 economic recovery. Business using our displays for self-promotion or on-premise advertising may have reduced budgets for the foreseeable future or choose to utilize displays as part of their recovery, both actions creating an impact to the Commercial near-term outlook. We cannot reasonably estimate the magnitude or length of time our Commercial business will be adversely impacted.

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

•
The continued deployment of digital billboards as OOH advertising companies continue developing new sites and replacing digital billboards reaching end of life.  This is dependent on no adverse changes occurring in the digital billboard regulatory environment restricting future billboard deployments, as well as maintaining our current market share in a business that is concentrated in a few large OOH companies.

•	Replacement cycles within each of these areas.

Live Events Business Unit: In the near-term, our customers who rely on advertising and event revenues are expected to delay spending on projects because of the COVID-19 pandemic. Changes to the way people gather may change the long-term usage of our systems.

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

High School Park and Recreation Business Unit: In the near-term, our customers who rely on advertising revenue for sports installations or who may be impacted by governmental tax revenue availability may choose to delay spending on projects because of the COVID-19 pandemic.

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

Transportation Business Unit: In the near term, customers in the mass-transit and airport part of the market are expected to delay spending as a result of the limited use of this infrastructure during the COVID-19 pandemic. In the long-term, roadway projects may be impacted due to reduced tax revenues. That impact will increase as the duration of the reduction in infrastructure usage continues.

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

International Business Unit: In the near-term, our customers who rely on advertising, retail, event revenues and governmental tax revenue availability are expected to delay spending on projects due to the COVID-19 pandemic. Changes to the ways people gather may change the long-term usage of our systems.

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

We may have multiple performance obligations in these types of contracts; however, a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to our customer is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times the system is customized or significantly modified to the customer's desired configurations and location, and the interrelated goods and services provide utility to the customer as a package. See "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on our revenue recognition policies.

Warranties.  We have recognized an accrued liability for warranty obligations equal to our estimate of the actual costs to be incurred in connection with our performance under contractual warranties.  Warranty estimates include the cost of direct material and labor estimates to repair products over their warranty coverage period. Generally, estimates are based on historical experience considering known or expected changes.  If we would become aware of an increase in our estimated warranty costs, additional accruals may become necessary, resulting in an increase in cost of sales. Although prior estimates have been materially correct, estimates for warranty liabilities can change based on actual versus estimated defect rates over the lifetime of the warranty coverage, a difference in actual to estimated costs to conduct repairs for the components and related labor needed, and other site related actual to estimated cost changes.

As of May 2, 2020 and April 27, 2019, we had approximately $25.6 million and $24.5 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 19. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 27, 2019 and April 28, 2018 contained operating results for 52 weeks, while the fiscal year ended May 2, 2020 contained operating results for 53 weeks.

Net Sales

The following table shows information regarding net sales for the fiscal years ended May 2, 2020, April 27, 2019, and April 28, 2018:

	May 2, 2020	April 27, 2019	2020 vs 2019		April 28, 2018	2019 vs 2018
(dollars in thousands)	Amount	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
Net Sales:
Commercial	$152,627	$148,833	$3,794	2.5%	$134,535	$14,298	10.6%
Live Events	196,591	170,952	25,639	15.0	236,333	(65,381)	(27.7)
High School Park and Recreation	96,414	91,187	5,227	5.7	87,627	3,560	4.1
Transportation	70,139	64,391	5,748	8.9	59,578	4,813	8.1
International	93,161	94,341	(1,180)	(1.3)	92,457	1,884	2.0
	$608,932	$569,704	$39,228	6.9%	$610,530	$(40,826)	(6.7)%
Orders:
Commercial	$146,182	$162,592	$(16,410)	(10.1)%	$135,363	$27,229	20.1%
Live Events	203,834	179,217	24,617	13.7	203,036	(23,819)	(11.7)
High School Park and Recreation	100,088	98,139	1,949	2.0	87,243	10,896	12.5
Transportation	83,473	73,059	10,414	14.3	50,581	22,478	44.4
International	87,201	95,873	(8,672)	(9.0)	107,244	(11,371)	(10.6)
	$620,778	$608,880	$11,898	2.0%	$583,467	$25,413	4.4%

Fiscal Year 2020 as compared to Fiscal Year 2019

Sales and orders in all business units were impacted as a result of fiscal 2020 including 53 weeks compared to the more common 52 weeks. Fiscal 2019 contained 52 weeks.

For net sales, during fiscal 2020, we achieved a $11.5 million per week average run rate as compared to $11.0 million per week during fiscal 2019, or an approximate 4.5% increase. This change was driven by the order volume reasons described below and the timing of order conversion based on our customer's delivery schedules.

For orders, during fiscal 2020 and fiscal 2019, we achieved a $11.7 million per week average run rate. This was due to increases in orders placed during fiscal 2020 related to new releases of our product offerings, which were offset by a slow market in our account-based order placements due to COVID-19.

As we look into fiscal year 2021, the COVID-19 impact to the economy and changes in the near-term buying habits of our customers add uncertainty and potential business contraction in all business areas making it difficult to predict orders and sales.

Commercial: The increase in net sales for fiscal 2020 compared to fiscal 2019 was primarily due to the timing of projects in the spectacular and OOH niches, which was partly offset by a decrease in net sales in the on-premise niche primarily due to lighter demand.

The decrease in orders for fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in large orders in the spectacular niche and a slow market in the OOH niche.

We continue to see increased adoption of video solutions in our Commercial business unit marketplace. Depending on the duration of the current economic conditions, we see opportunities for orders and sales over the coming years in our OOH, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, our releases of new solutions, additional distribution methods, and increased market size due to the decline of digital pricing over the years as well as the desire for higher resolution technology. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environments, competitive factors, and the uncertainty of the impacts of the COVID-19 pandemic, it is difficult to predict orders and net sales for fiscal 2021. We expect growth in the Commercial business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

Live Events:  The increase in net sales for fiscal 2020 compared to fiscal 2019 was primarily due to the timing of the demand for upgraded or new solutions for arenas and professional sports stadiums.

The increase in orders for fiscal 2020 compared to fiscal 2019 was primarily the result of an increase in the number of projects for college and university venues, minor league and professional sports stadiums, and arena venues.

We continue to see ongoing interest from venues at all levels to increase the size and capability of their display systems and in the usage of dynamic messaging systems throughout their facilities in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, the limited number of large custom projects, competitive factors, and the uncertainty of the impacts of the COVID-19 pandemic, make forecasting fiscal 2021 orders and net sales difficult. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and success in counteracting competitive pressures.

High School Park and Recreation:  The increase in net sales for fiscal 2020 compared to fiscal 2019 was primarily due to the timing of converting orders and backlog into sales.

The increase in orders for fiscal 2020 compared to fiscal 2019 was primarily due to the variability in order timing.

We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2021, primarily in high school facilities, which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents using these systems.  Several factors, such as the potential reduction in the availability of advertising revenues, the discretionary nature of customers committing to upgrade systems, replacement cycles, competitive factors, and the uncertainty of the impacts of the COVID-19 pandemic, make forecasting fiscal 2021 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Transportation:  The increase in net sales for fiscal 2020 compared to fiscal 2019 was primarily due to the variability caused by large order timing.

The increase in orders for fiscal 2020 compared to fiscal 2019 was primarily due to the variability of timing caused by large projects and an increase in demand for intelligent transportation systems.

Several factors, such as transportation funding, the competitive environment, customer delivery changes, and the uncertainty of the impacts of the COVID-19 pandemic, make forecasting orders and net sales difficult for fiscal 2021. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and wayfinding use in public transport and airport terminals continues to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.

International:  The decrease in net sales for fiscal 2020 compared to fiscal 2019 was primarily the result of the variability of timing caused by large spectacular, OOH, and sport stadium projects.

The decrease in orders for fiscal 2020 compared to fiscal 2019 was primarily due to general variations in the timing of account-based order placements.

We expect demand for larger video systems for commercial and sports applications, indoor and outdoor OOH applications, and transportation applications to remain strong over the long-term. Macroeconomic factors, the discretionary nature of customers committing to new systems or replacements, the pace of market growth, and the uncertainty of the impacts of the COVID-19 pandemic, may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2021. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share, continue to enhance our tailored portfolio of product and control solution offerings, and increase the use and adoption of our technology globally.

Product Order Backlog: The product order backlog as of May 2, 2020 was $212 million as compared to $202 million as of April 27, 2019.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog increased from one year ago in our Live Events, High School Park and Recreation and Transportation business units and decreased in our Commercial and International business units.

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

Gross Profit

	Year Ended
	May 2, 2020		April 27, 2019		April 28, 2018
(dollars in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales

Commercial	$29,246	19.2%	$31,785	21.4%	$26,665	19.8%
Live Events	39,518	20.1	32,164	18.8	49,755	21.1
High School Park and Recreation	28,874	29.9	26,858	29.5	29,317	33.5
Transportation	23,910	34.1	22,525	35.0	21,247	35.7
International	17,152	18.4	16,962	18.0	18,685	20.2
	$138,700	22.8%	$130,294	22.9%	$145,669	23.9%

Fiscal Year 2020 as compared to Fiscal Year 2019

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The gross profit percentage for fiscal 2020 compared to fiscal 2019 remained relatively flat. This was primarily due to an increase in tariff related expenses of approximately $3.0 million, or a 0.5% impact to gross profit, as last year at this time tariffs were just being introduced on US imports of aluminum, steel, and components from China. We also experienced additional expenses of approximately $4.3 million for project delivery costs and for an existing litigation claim estimate. These increases were offset by higher sales volumes over relatively fixed infrastructure costs and a decrease in warranty expense. Total warranty as a percent of sales decreased to 1.9% for fiscal 2020 as compared to 2.3% for fiscal 2019. The following describes the overall impact by business unit for fiscal 2020 as compared to fiscal 2019:

The gross profit percent change in our Commercial, Live Events, High School Park and Recreation, and International business units are due to the reasons described above. The gross profit percent decreased in the Transportation business unit primarily due to increased warranty expense, which was partially offset by the reasons described above.

It is difficult to project gross profit levels for fiscal 2021 because of the uncertainty regarding the level of sales, the sales mix and timing, COVID-19 impact, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include releasing new product designs to lower overall costs of the product; improving reliability to reduce warranty expenses; expanding our global capacity and planning; meeting customer solution expectations; and continued improvements in operational effectiveness in manufacturing, installation, and service delivery areas.

Fiscal Year 2019 as compared to Fiscal Year 2018

The gross profit percentage decrease for fiscal 2019 compared to fiscal 2018 was primarily due to lower sales volumes over relatively fixed infrastructure costs, $3.4 million in expenses for an unprofitable project and a litigation claim, a $1.3 million gain from the sale of our non-digital assets that was recorded in fiscal 2018, and an increase in commodity costs due to the global trade environment, which was partly offset by lower warranty expenses and a change in sales mix. The overall impact on each business unit are for the reasons described above.

Contribution Margin

	Year Ended
	May 2, 2020			April 27, 2019			April 28, 2018
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Commercial	$9,897	6.5%	(25.1)%	$13,218	8.9%	65.5%	$7,986	5.9%
Live Events	26,074	13.3	41.1	18,484	10.8	(47.8)	35,439	15.0
High School Park and Recreation	15,341	15.9	5.7	14,518	15.9	(20.7)	18,317	20.9
Transportation	19,566	27.9	7.2	18,260	28.4	7.1	17,048	28.6
International	1,920	2.1	64.7	1,166	1.2	(71.7)	4,119	4.5
	$72,798	12.0%	10.9%	$65,646	11.5%	(20.8)%	$82,909	13.6%

Fiscal Year 2020 as compared to Fiscal Year 2019

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

Contribution margin is impacted by the previously described sales and gross margin for each business unit. The impact of changes in selling expenses on each business unit's contribution margin is as follows:

All areas of selling expenses were impacted as a result of fiscal 2020 including 53 weeks compared to the more common 52 weeks. Fiscal 2019 contained 52 weeks. Selling expense for fiscal 2020 compared to fiscal 2019 increased in our Commercial, Live Events, High School Park and Recreation, and Transportation business units primarily due to personnel related expenses and increased marketing efforts. Selling expense for fiscal 2020 compared to fiscal 2019 decreased in our International business unit primarily due to bad debt recovery and a decrease in third-party commissions.

We expect selling expenses will decrease in dollars for fiscal 2021 as compared to fiscal 2020 due to initiatives to reduce costs in anticipation of the potential impact of the COVID-19 pandemic.

Fiscal Year 2019 as compared to Fiscal Year 2018

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

Other Operating Expenses

	Year Ended
	May 2, 2020			April 27, 2019			April 28, 2018
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
General and administrative	$35,193	5.8%	1.1%	$34,817	6.1%	(0.3)%	$34,919	5.7%
Product design and development	$37,772	6.2%	6.2%	$35,557	6.2%	0.1%	$35,530	5.8%

Fiscal Year 2020 as compared to Fiscal Year 2019

All areas of operating expenses were impacted as a result of fiscal 2020 including 53 weeks compared to the more common 52 weeks. Fiscal 2019 contained 52 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in fiscal 2020 as compared to fiscal 2019 remained relatively flat.

We expect general and administrative expenses to decrease in dollars for fiscal 2021 as compared to fiscal 2020 due to initiatives to reduce costs in anticipation of the potential impact of the COVID-19 pandemic.

Product design and development expenses consist primarily of salaries, other employee-related costs, professional services, facilities costs and equipment-related costs and supplies. Product design and development investments in the near term are focused on developing or improving our video technology over a wide range of pixel pitches for both indoor and outdoor applications. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points. During fiscal 2021, we plan to make continued investments in our software and controller capabilities throughout our various product offerings. Through our design efforts, we focus on standardizing display components and control systems for both single site and network displays.

Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments.  Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.

Product design and development expenses in fiscal 2020 compared to fiscal 2019 increased primarily due to increased labor costs and professional services assigned to product design and development projects. We expect a decrease in expenditures for product design and development for fiscal 2021 as compared to fiscal 2020 due to initiatives to reduce costs in anticipation of the potential impact of the COVID-19 pandemic.

Fiscal Year 2019 as compared to Fiscal Year 2018

General and administrative expenses and product design and development expenses in fiscal 2019 compared to fiscal 2018 remained relatively flat.

Other Income and Expenses

	Year Ended
	May 2, 2020			April 27, 2019			April 28, 2018
(dollars in thousands)	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
Interest income, net	$699	0.1%	(19.7)%	$871	0.2%	72.1%	$506	0.1%
Other (expense) income, net	$(541)	(0.1)%	(50.2)%	$(1,087)	(0.2)%	102.4%	$(537)	(0.1)%

Fiscal Year 2020 as compared to Fiscal Year 2019

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for fiscal 2020 as compared to fiscal 2019 was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other (expense) income, net: The change in other income and expense, net for fiscal 2020 as compared to fiscal 2019 was primarily due to foreign currency volatility and losses recorded from equity method affiliates.

Fiscal Year 2019 as compared to Fiscal Year 2018

The change in interest income, net for fiscal 2019 as compared to fiscal 2018 was primarily due to the change in investment levels caused by the volatility of working capital needs.

Other (expense) income, net: The change in other income and expense, net for fiscal 2019 as compared to fiscal 2018 was primarily due to foreign currency volatility and the losses recorded from an equity method affiliate.

Income Taxes

Our effective tax rate was approximately 80.6 percent and 55.2 percent for fiscal years 2019 and 2018, respectively. For fiscal 2020, our income tax benefit was the result of permanent tax credits reduced by valuation allowances and minor pre-tax book loss creating a meaningless effective tax rate.

Fiscal 2019 effective tax rate was impacted due to the tax benefits of a book loss plus permanent credits and deductions, the release of $2.7 million in unrecognized tax benefits, and the reversal of a valuation allowance of $0.5 million related to foreign net operating loss carryforwards.

Fiscal 2018 effective tax rate was significantly impacted by the Tax Act, which was signed into law on December 22, 2017. Most notably, the Tax Act reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. Because we file our tax return based on our fiscal year rather than the calendar year, the statutory tax rate for our fiscal 2018 tax return was a blended rate of 30.4%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a provisional $3.5 million one-time expense for the estimated re-measurement of our net deferred tax asset and a $0.3 million estimated one-time transition tax on certain undistributed earnings of our foreign subsidiaries in fiscal 2018.

Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. Due to various factors, and because we operate in multiple state and foreign jurisdictions, our effective tax rate is subject to fluctuation. See "Note 15. Income Taxes" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	May 2, 2020	April 27, 2019	Percent Change
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$10,808	$29,546	(63.4)%
Investing activities	(4,271)	(11,842)	(63.9)
Financing activities	(1,978)	(11,932)	(83.4)
Effect of exchange rate changes on cash	111	215	(48.4)
Net increase in cash, cash equivalents and restricted cash	$4,670	$5,987	(22.0)%

Cash decreased by $4.7 million in fiscal 2020 as compared to $6.0 million in fiscal 2019, which is primarily due to the conversion of marketable securities to cash and borrowings on notes payable, which is to pay for our investments in property and equipment, equity investments, dividends, and share repurchases.

Net cash provided by operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market. For specific quantitative changes in operating assets and liabilities, see "Note 16. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Year-to-date cash provided from operations in fiscal 2020 differed as compared to fiscal 2019 primarily due to order volatility in our Commercial, Live Events, and Transportation business units, which accounted for most of the changes in accounts receivable, inventory, contract assets, long-term receivables, and contract liabilities as compared to last year.

Net cash provided by operating activities was $10.8 million for fiscal 2020 compared to $29.5 million in fiscal 2019. The $18.7 million decrease in cash provided by operating activities from fiscal 2019 to fiscal 2020 was the result of changes in net operating assets and liabilities of $20.0 million; a $0.9 million decrease in depreciation and amortization; a $0.4 million decrease in other non-cash items, net; adjusted by an increase of $1.4 million in net income and an increase of $1.2 million in our deferred income taxes, net.

Net cash used in investing activities:  Net cash used in investing activities totaled $4.3 million for fiscal 2020 compared to $11.8 million in fiscal 2019. During fiscal 2020, we had no purchases of marketable securities compared to $25.3 million used to purchase marketable securities in fiscal 2019. Proceeds from sales or maturities of marketable securities totaled $25.2 million in fiscal 2020 as compared to $33.7 million in fiscal 2019. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities. Purchases of property and equipment totaled $18.1 million in fiscal 2020 compared to $17.3 million in fiscal 2019. Purchases of and loans to equity investments totaled $11.7 million in fiscal 2020 as compared to $1.3 million in fiscal 2019. During fiscal 2019, we had a net cash outflow of $2.3 million for the acquisition of assets of AJT Systems, Inc.

Net cash used in financing activities:  Net cash used in financing activities was $2.0 million for fiscal 2020 compared to $11.9 million in fiscal 2019. Borrowings on notes payable for fiscal 2020 was $15.0 million compared to no borrowings in fiscal 2019. Dividends of $9.0 million, or $0.20 per share, were paid to Daktronics shareholders during fiscal 2020 compared to dividends of $12.6 million, or $0.28 per share, paid to Daktronics shareholders during fiscal 2019. Principal payments on long-term obligations for fiscal 2020 was $2.1 million compared to $0.5 million in fiscal 2019, which was mostly related to contingent liability payments. During fiscal 2020, we repurchased $5.6 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in fiscal 2019. Proceeds from the exercise of stock options for fiscal 2020 were $0.0 million compared to $1.3 million in fiscal 2019.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $106.0 million at May 2, 2020 and $119.6 million at April 27, 2019, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $3.4 million of retainage on long-term contracts included in receivables and contract assets as of May 2, 2020, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. As of May 2, 2020, we were in compliance with all applicable bank loan covenants. For additional information on financing agreements, see, "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We utilized cash on hand to pay dividends to our shareholders. The following table summarizes the quarterly dividends declared and/or paid since the prior fiscal year end of April 27, 2019:

Date Declared	Record Date	Payment Date	Amount per Share
May 30, 2019	June 10, 2019	June 20, 2019	$0.05
September 5, 2019	September 16, 2019	September 26, 2019	$0.05
December 4, 2019	December 16, 2019	December 26, 2019	$0.05
February 25, 2020	March 9, 2020	March 19, 2020	$0.05

As part of our COVID-19 response, our Board of Directors has suspended dividends for the foreseeable future. Future reinstatement cannot be predicted and is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility as further described in "Note 10. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

On June 17, 2016, our Board of Directors authorized a share repurchase program allowing for the purchase of shares from the open market and in privately negotiated transactions. Although we have authorization for additional share repurchases and could use repurchased shares in treasury after purchase, all subsequent purchases or sales are reviewed regularly for price, market conditions, and compliance with various regulations for company share repurchase programs. For additional information on the share repurchase program, see, "Note 11. Share Repurchase Program" of the Notes to our Consolidated Financial Statements included in this Form 10-K. As disclosed in our Current Report on Form 8-K filed on April 1, 2020, as part of our COVID-19 response, the Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At May 2, 2020, we had $18.2 million of bonded work outstanding against this line.

During fiscal year 2020, we offered special voluntary retirement and voluntary exit offering ("Offering") and on May 13, 2020, we conducted a reduction in force to adjust our capacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic.

Under the Offering, employees had until June 2020 to choose to participate. During the first quarter of fiscal 2021, 57 employees agreed to participate and will complete employment by the end of June 2020. The approximate cost of this program was $0.9 million. Under the reduction in force, employment was terminated with 98 employees with severance totaling $1.4 million. These costs are fiscal 2021 expenses.

While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we are taking proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include:

•	preserving liquidity by drawing down $15 million from our existing line of credit and pursuing other sources of financing;

•	reducing investments in capital assets; we estimate less than $15 million in capital expenses in fiscal year 2020;

•	reducing executive pay and Board member compensation;

•	utilizing tax and other government opportunities to improve liquidity;

•	temporarily furloughing and permanently reducing our staffing and reducing salary, where necessary, to maintain a right-sized skilled workforce;

•	instituting other costs reductions across the business;

•	suspending stock repurchases under our share repurchase program; and

•	suspending dividend declarations for the foreseeable future.
We believe these measures are necessary to help preserve our ability to borrow for liquidity needs and provide adequate working capital to weather the economic downturn caused by the COVID-19 pandemic. However, no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all, or that these strategies will be successful. We continue to carefully monitor this crisis and will take additional actions as needed.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are obligated to make cash payments in connection with non-cancelable operating leases for facilities and for unconditional purchase obligations primarily for inventory, information technology maintenance or software as a service commitment, advertising rights, and various other commitments.

We are contingently obligated to invest an additional $5 million in X Display Company ("XDC"), an equity method investment, if certain conditions are met. For additional information, see, "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Our acquisition-related contingent payments are liabilities contingent on certain employment conditions. The present value of these payment obligations is recorded in the "Accrued expense" line item in our Consolidated Balance Sheets.

We provide bank or insurance company issued standby letters of credit, bank guarantees, or surety bonds to certain customers to guarantee our ability to complete a contract.  If we do not meet the contractual specifications, the customer may obtain cash payment through these guarantees. We have provided an indemnity to the bank and insurance companies for these instruments.

We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of May 2, 2020, we were not aware of any indemnification claim from a customer.

As of May 2, 2020, our contractual obligations were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Cash commitments:
Unconditional purchase obligations	$9,580	$4,775	$4,504	$261	$40
Operating leases	9,351	2,675	3,193	2,016	1,467
Investment in affiliate contingency	6,962	6,962	—	—	—
Acquisition-related contingency payments	571	376	195	—	—
Notes payable, bank	15,000	—	15,000	—	—
Unrecognized tax benefits(1)	582	—	—	—	—
Total	$42,046	$14,788	$22,892	$2,277	$1,507
Other off-balance sheet arrangements:
Standby letters of credit and bank guarantees	$13,090	$9,424	$328	$3,338	$—
Surety bonds	$18,212	$18,212	$—	$—	$—
(1) We are not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or when the applicable tax year is no longer subject to examination by the tax authorities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, or other currencies.  For fiscal 2020, 17 percent of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.

If we believe currency risk in any foreign location or specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations.  The notional amount of the foreign currency agreements as of May 2, 2020 was $7.7 million, and all contracts mature within 11 months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 18. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.9 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations.  However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, the effects of the COVID-19 pandemic, and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.

We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $40.4 million in cash balances at May 2, 2020, $36.0 million were denominated in U.S. dollars, of which $3.0 million were held by our foreign subsidiaries.  As of May 2, 2020, we had an additional $4.4 million in cash balances denominated in foreign currencies, of which $3.9 million were maintained in accounts of our foreign subsidiaries.

Interest Rate Risks
Our exposure to market risks relate primarily to changes in interest rates on cash and marketable securities. We do not expect our income or cash flows to be significantly impacted by interest rates.

Commodity Risk
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results could be affected by changes in the availability, prices, and global tariff regulations of these materials. Some of these materials are sourced from one or a limited number of suppliers in countries around the world. Some of these materials are also key source materials for our competitors and for other technology companies. Some of these materials are sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could adversely impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and material groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. Over the years, we have been impacted by the factors noted; however, we believe that we have adequate sources of supply for our key materials in the near-term.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Daktronics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of May 2, 2020 and April 27, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended May 2, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 2, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 12, 2020

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	May 2, 2020	April 27, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,398	$35,383
Restricted cash	14	359
Marketable securities	1,230	26,344
Accounts receivable, net	72,577	65,487
Inventories	86,803	78,832
Contract assets	35,467	33,704
Current maturities of long-term receivables	3,519	2,300
Prepaid expenses and other current assets	9,629	8,319
Income tax receivables	548	1,087
Property and equipment and other assets available for sale	1,817	1,858
Total current assets	252,002	253,673

Property and equipment, net	67,484	65,314
Long-term receivables, less current maturities	1,114	1,214
Goodwill	7,743	7,889
Intangibles, net	3,354	4,906
Investment in affiliates and other assets	27,683	5,052
Deferred income taxes	13,271	11,168
TOTAL ASSETS	$372,651	$349,216

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	47,834	44,873
Contract liabilities	50,897	47,178
Accrued expenses	36,626	32,061
Warranty obligations	9,764	9,492
Income taxes payable	844	468
Total current liabilities	145,965	134,072

Long-term warranty obligations	15,860	14,978
Long-term contract liabilities	10,707	10,053
Other long-term obligations	22,105	1,339
Long-term income tax payable	582	578
Deferred income taxes	452	533
Total long-term liabilities	49,706	27,481

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 115,000,000 shares; 45,913,209 and 45,317,267 shares issued at May 2, 2020 and April 27, 2019, respectively	60,010	57,699
Additional paid-in capital	44,627	42,561
Retained earnings	85,090	93,593
Treasury stock, at cost, 1,343,281 and 303,957 shares at May 2, 2020 and April 27, 2019, respectively	(7,470)	(1,834)
Accumulated other comprehensive loss	(5,277)	(4,356)
TOTAL SHAREHOLDERS' EQUITY	176,980	187,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$372,651	$349,216

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Net sales	$608,932	$569,704	$610,530
Cost of sales	470,232	439,410	464,861
Gross profit	138,700	130,294	145,669

Operating expenses:
Selling	65,902	64,648	62,760
General and administrative	35,193	34,817	34,919
Product design and development	37,772	35,557	35,530
	138,867	135,022	133,209
Operating (loss) income	(167)	(4,728)	12,460

Nonoperating income (expense):
Interest income	805	1,031	723
Interest expense	(106)	(160)	(217)
Other (expense) income, net	(541)	(1,087)	(537)

(Loss) income before income taxes	(9)	(4,944)	12,429
Income tax (benefit) expense	(500)	(3,986)	6,867
Net income (loss)	$491	$(958)	$5,562

Weighted average shares outstanding:
Basic	45,031	44,926	44,457
Diluted	45,316	44,926	44,873

Earnings (loss) per share:
Basic	$0.01	$(0.02)	$0.13
Diluted	$0.01	$(0.02)	$0.12

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018

Net income (loss)	$491	$(958)	$5,562

Other comprehensive (loss) income:
Cumulative translation adjustments	(965)	(1,749)	1,808
Unrealized gain (loss) on available-for-sale securities, net of tax	44	107	(141)
Total other comprehensive (loss) income, net of tax	(921)	(1,642)	1,667
Comprehensive (loss) income	$(430)	$(2,600)	$7,229

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2017:	$52,530	$38,004	$113,967	$(1,834)	$(4,381)	$198,286
Net income	—	—	5,562	—	—	5,562
Cumulative translation adjustments	—	—	—	—	1,808	1,808
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(141)	(141)
Share-based compensation	—	2,635	—	—	—	2,635
Exercise of stock options	519	—	—	—	—	519
Tax payments related to RSU issuances	—	(311)	—	—	—	(311)
Employee savings plan activity	1,682	—	—	—	—	1,682
Dividends paid ($0.28 per share)	—	—	(12,424)	—	—	(12,424)
Balance as of April 28, 2018:	54,731	40,328	107,105	(1,834)	(2,714)	197,616
Net loss	—	—	(958)	—	—	(958)
Cumulative translation adjustments	—	—	—	—	(1,749)	(1,749)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	107	107
Share-based compensation	—	2,479	—	—	—	2,479
Exercise of stock options	1,318	—	—	—	—	1,318
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Employee savings plan activity	1,650	—	—	—	—	1,650
Dividends paid ($0.28 per share)	—	—	(12,554)	—	—	(12,554)
Balance as of April 27, 2019:	57,699	42,561	93,593	(1,834)	(4,356)	187,663
Net income	—	—	491	—	—	491
Cumulative translation adjustments	—	—	—	—	(965)	(965)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	44	44
Share-based compensation	—	2,265	—	—	—	2,265
Exercise of stock options	—	—	—	—	—	—
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	2,311	—	—	—	—	2,311
Dividends paid ($0.20 per share)	—	—	(8,994)	—	—	(8,994)
Treasury stock purchase	—	—	—	(5,636)	—	(5,636)
Balance as of May 2, 2020:	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$491	$(958)	$5,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,718	18,635	17,784
(Gain) loss on sale of property, equipment and other assets	(35)	(441)	(1,252)
Share-based compensation	2,265	2,479	2,635
Contingent consideration adjustment	—	286	—
Equity in loss of affiliate	741	844	481
Provision for doubtful accounts	(99)	194	140
Deferred income taxes, net	(2,183)	(3,379)	3,148
Change in operating assets and liabilities	(8,090)	11,886	1,863
Net cash provided by operating activities	10,808	29,546	30,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,091)	(17,268)	(18,127)
Proceeds from sales of property, equipment and other assets	322	607	2,179
Purchases of marketable securities	—	(25,337)	(17,438)
Proceeds from sales or maturities of marketable securities	25,162	33,706	15,273
Purchases of and loans to equity investment	(11,664)	(1,300)	(1,450)
Acquisitions, net of cash acquired	—	(2,250)	—
Net cash used in investing activities	(4,271)	(11,842)	(19,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	15,000	—	—
Principal payments on long-term obligations	(2,149)	(450)	(1,046)
Dividends paid	(8,994)	(12,554)	(12,424)
Proceeds from exercise of stock options	—	1,318	519
Payments for common shares repurchased	(5,636)	—	—
Tax payments related to RSU issuances	(199)	(246)	(311)
Net cash used in financing activities	(1,978)	(11,932)	(13,262)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	111	215	(620)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,670	5,987	(3,084)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,742	29,755	32,839
End of period	$40,412	$35,742	$29,755

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

Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday.  Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year.  In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period.  The fiscal years ended April 27, 2019 and April 28, 2018 contained operating results for 52 weeks, while the fiscal year ended May 2, 2020 contained operating results for 53 weeks.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Investments in affiliates: Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting, recording the investment at cost and then subsequently adjusting to account for our share of the affiliates profit or losses, in accordance with the provisions of Accounting Standards Codification ("ASC") 323, Investments - Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting, recording the investment at cost and then subsequently adjusting for any changes in ownership or dividends in accordance with the provisions of ASC 321, Investments - Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our consolidated statements of cash flows. Equity method investments as a whole are assessed for other-than-temporary impairments whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

During the fourth quarter of fiscal 2020, we participated in a Series A investment in X Display Company ("XDC"). XDC creates and owns leading intellectual property (IP) and capabilities in microLED mass transfer technology. This investment will support XDC’s further development in microLED capabilities and applications. MicroLED technologies support Daktronics’ line of narrow pixel pitch LED displays and will enable solutions to move into the realm of less than 1-millimeter pixel spacing. We own approximately 12 percent of the shares of XDC outstanding. We have the right to invest $5,000 in XDC within one year if certain conditions exist. This additional investment would result in approximately an additional six percent ownership in the company. XDC is accounted for under the equity method of accounting.

During the fourth quarter of fiscal 2020, the COVID-19 crisis impacted the global economy. While this uncertain economic outlook has caused near-term changes, we do not believe this change will have a permanent impact to our investments in affiliates.

The aggregate amount of investments accounted for under the equity method was $17,257 and $3,657 at May 2, 2020 and April 27, 2019, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For fiscal years 2020, 2019, and 2018, our share of the losses of our affiliates was $741, $844, and $481 respectively.

Summarized financial information for equity method investments consist of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Balance sheet data:
Current assets	$10,593	$192
Non-current assets	4,266	2,626
Current liabilities	2,755	839
Non-current liabilities	4,086	2,599
Income statement data:
Net loss	(1,383)	(2,168)	(1,493)

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation, the allowance for doubtful accounts, share-based compensation, goodwill impairment, and extended warranty and product maintenance agreements. Changes in estimates are reflected in the periods in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the totals of the same amounts shown in the consolidated statement of cash flows:

	May 2, 2020	April 27, 2019	April 28, 2018
Cash and cash equivalents	$40,398	$35,383	$29,727
Restricted cash	14	359	28
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$40,412	$35,742	$29,755

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

Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $1,582 and $857 as of May 2, 2020 and April 27, 2019, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.

At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on their own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation if we are providing goods and services with the same pattern of transfer that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or when the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for extended warranties and other services ("service-type warranties") that represent a distinct service as a separate performance obligation.

Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing the legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See "Note 9. Receivables" for amounts recorded in long-term receivables.

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

Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time; set milestone payments that are specific to the project are scheduled for performance-based payments or are set time-based payment(s). Variability in contract assets and contract liabilities relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.

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

We may have multiple performance obligations in these types of contracts; however a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times, the system is customized or significantly modified to the customer's desired configurations and location, and the interrelated goods and services provide utility to the customer as a package.

Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost incurred input method. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. The cost incurred input method measures costs incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.

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

Limited configuration (standard systems) and after-sale parts contracts: Limited configured (standard systems) or after-sale parts contracts with limited or no configuration or limited integration are recognized as distinct individual performance obligations when material. When not distinct, we combine into one performance obligation the goods and/or services with each other until the bundle of goods or services is distinct. For standard display purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts.

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

Services and other: Services sold on a stand-alone basis or after the initial system sale include performance obligations such as event support, control room design, on-site training, equipment service, service-type warranties, technical support, software sold as a service, and other immaterial revenue streams. These are contracted with a customer generally per service event or service type on a stand-alone basis. Services, service type warranties, and other are recognized as net sales when the services are performed, and control is transferred to the customer at a point in time when title or control passes or over time as services are performed and for time-based "stand ready to perform" type obligations. We use professional judgment to determine control transfer. If we have the right to consideration from a customer that directly corresponds with the value of our performance (where we bill a fixed amount for each hour of service provided), we recognize revenue related to the work completed.

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

Warranty: We offer a standard parts coverage warranty for periods varying from one to five years for most of our products.  We also offer additional types of warranties to include on-site labor, routine maintenance and event support.  In addition, the terms of warranties on some installations can vary from one to 10 years.  The specific terms and conditions of these warranties vary primarily depending on the type of product sold.  We estimate the costs which may be incurred under the contractual warranty obligations (assurance type warranty) and record a liability in the amount of such estimated costs at the time the revenue is recognized.  Factors affecting our estimate of the cost of our warranty obligations include historical experience and expectations of future conditions.  We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly. For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred.

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

Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets with indefinite lives in accordance with ASC 350, Goodwill and Other.  Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis.  Impairment testing is required more often than annually if an event or circumstance indicates an impairment or a decline in value may have occurred.  Such circumstances could include, but are not limited to, a worsening trend of orders and sales without a corresponding way to preserve future cash flows or a significant decline in our stock price. In conducting our impairment testing, we utilize step 0 which allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any.

If a quantitative analysis is performed, we utilize an income approach to estimate the fair value of each reporting unit.  We selected this method because we believe it most appropriately measures our income producing assets.  We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons.  The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows.  We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash performance.  This approach also mitigates the impact of the cyclical trends occurring in the industry.  Fair value is estimated using internally developed forecasts and assumptions.  The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements.  We also compare and reconcile our overall fair value to our market capitalization.  Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions.  We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years. Our investments are expected to relate to equipment replacements and new product line manufacturing equipment needs, and to keep our information technology infrastructure robust. These assumptions could deviate materially from actual results.

Software costs to be sold, leased, or marketed: We follow the provisions of ASC 985, Software, which states software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. Additionally, costs incurred after release to customers are expensed as research and development expenses. As of May 2, 2020 and April 27, 2019, capitalized software to be sold, leased, or otherwise marketed had a net book value of $1,357 and $2,523, respectively.

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

Income taxes:  We account for income taxes in accordance with ASC 740, Income Taxes. We record a tax provision for anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using currently enacted tax rates and statutory tax rates applicable to the years in which we expect these temporary differences will affect taxable income. These assets and liabilities are analyzed regularly, and we assess the likelihood that deferred tax assets will be recoverable from future taxable income. When necessary, a valuation allowance is established if it is more likely than not the deferred tax asset will not be realized. We report the net deferred tax asset and liability as a long-term asset or liability. Net deferred assets or liabilities are calculated by combining them based on their jurisdiction.

In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See "Note 15. Income Taxes" for further information.

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

Advertising costs:  In accordance with ASC 720-35, Advertising Costs, we expense advertising costs as incurred.  Advertising expenses were $2,184, $2,969 and $2,855 for the fiscal years 2020, 2019 and 2018, respectively.

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

The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018:

	Net income (loss)	Shares	Per share income (loss)
For the year ended May 2, 2020:
Basic earnings per share	$491	45,031	$0.01
Dilution associated with stock compensation plans	—	285	—
Diluted earnings per share	$491	45,316	$0.01
For the year ended April 27, 2019:
Basic loss per share	$(958)	44,926	$(0.02)
Dilution associated with stock compensation plans	—	—	—
Diluted loss per share	$(958)	44,926	$(0.02)
For the year ended April 28, 2018:
Basic earnings per share	$5,562	44,457	$0.13
Dilution associated with stock compensation plans	—	416	(0.01)
Diluted earnings per share	$5,562	44,873	$0.12

Options outstanding to purchase 2,198, 2,304 and 1,548 shares of common stock with a weighted average exercise price of $9.95, $9.99 and $11.69 for the fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

Share-based compensation:  We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period.  See "Note 13. Shareholders’ Equity and Share-Based Compensation" for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (that is, lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract.

We adopted ASU 2016-02 and its related guidance during the first quarter of fiscal 2020 for all agreements existing as of April 28, 2019. We elected the "comparatives under Accounting Standards Codification ("ASC") 840 option" as a transitional method, which allows us to initially apply the new lease requirements at the effective date. Comparative periods were not adjusted and will continue to be reported in accordance with prior lease guidance under ASC 840. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating leases related assets or liabilities for leases with a lease term of less than one year. We have also elected the practical expedient to not separate lease and non-lease components in the lease payments for all asset classes. This adoption did not have an impact on our consolidated statements of operations, shareholders' equity and cash flows, and there was no adjustment to retained earnings. As of April 28, 2019, we recognized a right of use asset for operating leases of $11,101 and a current and non-current lease liability for operating leases of $2,745 and $8,356, respectively. The right of use operating assets are included in the "Investment in affiliates and other assets" line item, the current lease liabilities are included in the "Accrued expenses" line item, and the non-current lease liabilities are included in the "Other long-term obligations" line item in our consolidated balance sheets. See "Note 12. Leases" for more information.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and will require adoption on a modified retrospective basis. We are currently evaluating the effect that adopting ASU 2016-13, including all subsequent amendments and improvements to ASC Topic 326 issued by FASB, will have on our consolidated financial statements and related disclosures.

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

The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$35,212	$140,044	$19,176	$43,519	$40,454	$278,405
Limited configuration	102,847	31,897	74,266	24,588	45,626	279,224
Service and other	14,568	24,650	2,972	2,032	7,081	51,303
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932
Timing of revenue recognition
Goods/services transferred at a point in time	$105,096	$39,521	$68,582	$25,157	$47,345	$285,701
Goods/services transferred over time	47,531	157,070	27,832	44,982	45,816	323,231
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932

	Fiscal Year 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,171	$119,569	$21,792	$38,490	$44,989	$250,011
Limited configuration	108,921	30,107	66,825	23,799	42,134	271,786
Service and other	14,741	21,276	2,570	2,102	7,218	47,907
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704
Timing of revenue recognition
Goods/services transferred at a point in time	$111,617	$35,313	$60,763	$24,500	$44,758	$276,951
Goods/services transferred over time	37,216	135,639	30,424	39,891	49,583	292,753
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704

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

The following table reflects the changes in our contract assets and liabilities:

	May 2, 2020	April 27, 2019	Dollar Change	Percent Change
Contract assets	$35,467	$33,704	$1,763	5.2%
Contract liabilities - current	50,897	47,178	3,719	7.9
Contract liabilities - non-current	10,707	10,053	654	6.5

The changes in our contract assets and contract liabilities from April 27, 2019 to May 2, 2020 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for fiscal 2020.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

	May 2, 2020	April 27, 2019
Balance at beginning of year	$24,939	$20,127
New contracts sold	41,169	41,907
Less: reductions for revenue recognized	(41,167)	(37,241)
Foreign currency translation and other	(451)	146
Balance at end of year	$24,490	$24,939

As of April 27, 2019, we had six contracts in progress that were identified as loss contracts, for which we recorded a provision for losses of $2,353 and one remaining contract with loss estimates of $42 as of May 2, 2020. These were included in the "Accrued expenses" line item in our consolidated balance sheets.

During fiscal 2020, we recognized revenue of $45,195 related to our contract liabilities as of April 27, 2019.

Remaining performance obligations
As of May 2, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was $267,671. We expect approximately $222,963 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at May 2, 2020 are $211,863 and $55,808, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

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

We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory and components, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, enterprise resource and service management systems, inventory obsolescence and write-downs, inventory procurement and handling costs, and other manufacturing, installation, and service delivery expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facilities-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies. Contribution margin excludes general and administration expense, product design and development expense, non-operating income and expense and income tax expense.  Assets are not allocated to the segments.  Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.  Our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies." Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on some financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales.  Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures in the segment analysis. Separate financial information is available and regularly evaluated by our chief operating decision-maker ("CODM"), who is our president and chief executive officer, in making resource allocation decisions for our segments.

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Net sales:
Commercial	$152,627	$148,833	$134,535
Live Events	196,591	170,952	236,333
High School Park and Recreation	96,414	91,187	87,627
Transportation	70,139	64,391	59,578
International	93,161	94,341	92,457
	608,932	569,704	610,530

Gross profit:
Commercial	29,246	31,785	26,665
Live Events	39,518	32,164	49,755
High School Park and Recreation	28,874	26,858	29,317
Transportation	23,910	22,525	21,247
International	17,152	16,962	18,685
	138,700	130,294	145,669

Contribution margin: (1)
Commercial	9,897	13,218	7,986
Live Events	26,074	18,484	35,439
High School Park and Recreation	15,341	14,518	18,317
Transportation	19,566	18,260	17,048
International	1,920	1,166	4,119
	72,798	65,646	82,909

Non-allocated operating expenses:
General and administrative	35,193	34,817	34,919
Product design and development	37,772	35,557	35,530
Operating (loss) income	(167)	(4,728)	12,460

Nonoperating income (expense):
Interest income	805	1,031	723
Interest expense	(106)	(160)	(217)
Other (expense) income, net	(541)	(1,087)	(537)

(Loss) income before income taxes	(9)	(4,944)	12,429
Income tax (benefit) expense	(500)	(3,986)	6,867
Net income (loss)	$491	$(958)	$5,562

Depreciation and amortization:
Commercial	$3,682	$4,795	$6,199
Live Events	5,605	5,194	4,783
High School Park and Recreation	2,025	1,965	1,646
Transportation	1,029	1,102	1,138
International	2,460	2,829	1,163
Unallocated corporate depreciation	2,917	2,750	2,855
	$17,718	$18,635	$17,784
(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Net sales:
United States	$504,931	$460,099	$501,646
Outside United States	104,001	109,605	108,884
	$608,932	$569,704	$610,530
Property and equipment, net of accumulated depreciation:
United States	$58,422	$59,192	$61,206
Outside United States	9,062	6,122	6,853
	$67,484	$65,314	$68,059

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

Note 4. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of May 2, 2020, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of May 2, 2020 and April 27, 2019, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of May 2, 2020:
Certificates of deposit	$1,230	$—	$1,230
	$1,230	$—	$1,230
Balance as of April 27, 2019:
Certificates of deposit	$3,464	$—	$3,464
U.S. Government securities	10,779	(5)	10,774
U.S. Government sponsored entities	10,510	(28)	10,482
Municipal bonds	1,626	(2)	1,624
	$26,379	$(35)	$26,344

Realized gains or losses on investments are recorded in our consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the fiscal years ended May 2, 2020 and April 27, 2019, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of May 2, 2020 were as follows:

	Less than 12 months	Total
Certificates of deposit	$1,230	$1,230
	$1,230	$1,230

Note 5. Business Combination

AJT Systems, Inc. Acquisition

We acquired the net assets of AJT Systems, Inc. ("AJT"), a Florida-based company, on June 21, 2018. The results of its operations have been included in our consolidated financial statements since the date of acquisition. We have not made pro forma disclosures about our acquisition of AJT's net assets because the results of its operations are not material to our consolidated financial statements.

AJT is a developer of real-time live to air graphics rendering and video server systems for the broadcast TV industry. This acquisition will allow our organization to grow and strengthen our solution offerings to the market. This acquisition was primarily funded with cash on hand and with payments made over a three-year period.

Note 6. Sale of Non-Digital Division Assets

During fiscal 2018, we sold our non-digital division assets, primarily consisting of inventory, non-digital manufacturing equipment, patented and unpatented technology and know-how, customer lists, and backlog, net of warranty obligations and accounts payable with a net book value of $517. We recorded a gain of $1,267 on the disposal, which was included in cost of sales in the International business unit during fiscal 2018.

Note 7. Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets.

Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended May 2, 2020 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 27, 2019:	$2,276	$3,218	$49	$2,346	$7,889
Foreign currency translation	(10)	(74)	(11)	(51)	(146)
Balance as of May 2, 2020:	$2,266	$3,144	$38	$2,295	$7,743

We perform an analysis of goodwill on an annual basis, and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test and concluded no goodwill impairment existed for fiscal years 2020, 2019, and 2018.

In conducting our impairment testing, we utilize step 0 which allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any.

In March 2020, we began to see impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability. This, along with the decline in our stock price and other market conditions, led us to perform an interim qualitative goodwill impairment analysis. After evaluating our results, events and circumstances, we determined that a quantitative or step 1 analysis was necessary for our International business unit. The results of that analysis indicated no goodwill impairment was necessary.

Intangible Assets

The following table summarizes intangible assets, net, as of May 2, 2020 and April 27, 2019:

	May 2, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.4	$663	$183	$480
Software	3.0	6,247	4,890	1,357
Customer relationships	10.0	2,641	1,135	1,506
Other	1.5	120	109	11
Total amortized intangible assets	6.0	$9,671	$6,317	$3,354

	April 27, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.5	$679	$148	$531
Software	3.0	6,330	3,807	2,523
Customer relationships	10.0	2,720	888	1,832
Other	1.4	123	103	20
Total amortized intangible assets	6.0	$9,852	$4,946	$4,906

In the fiscal years 2020, 2019, and 2018, amortization expense was $1,498, $2,157, and $1,330, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statements of operations.

As of May 2, 2020, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2021	$1,483
2022	476
2023	280
2024	280
2025	280
Thereafter	555
Total expected amortization expense	$3,354

Note 8. Selected Financial Statement Data

Inventories consisted of the following:

	May 2, 2020	April 27, 2019
Raw materials	$35,306	$30,789
Work-in-process	12,102	8,239
Finished goods	39,395	39,804
	$86,803	$78,832

Property and equipment, net consisted of the following:

	May 2, 2020	April 27, 2019
Land	$2,183	$1,738
Buildings	68,804	66,403
Machinery and equipment	104,157	96,486
Office furniture and equipment	6,151	6,195
Computer software and hardware	53,441	55,460
Equipment held for rental	287	287
Demonstration equipment	8,473	7,422
Transportation equipment	7,944	7,715
	251,440	241,706
Less accumulated depreciation	183,956	176,392
	$67,484	$65,314

Our depreciation expense was $16,230, $16,564, and $16,273 for the fiscal years 2020, 2019, and 2018, respectively.

In the fiscal years 2020, 2019, and 2018, the pretax impairment charges for property and equipment were immaterial.

Accrued expenses consisted of the following:

	May 2, 2020	April 27, 2019
Compensation	$15,967	$12,766
Taxes, other than income taxes	3,597	2,685
Accrued employee benefits	2,243	3,046
Operating lease liabilities	2,416	—
Short-term accrued expenses	9,270	8,520
Claims liabilities	2,562	2,685
Acquisition-related contingency consideration	571	2,359
	$36,626	$32,061

Other (expense) income, net consisted of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Foreign currency transaction gains (losses)	$207	$(262)	$29
Equity in losses of affiliates	(741)	(844)	(481)
Other	(7)	19	(85)
	$(541)	$(1,087)	$(537)

Note 9. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,828 and $2,208 at May 2, 2020 and April 27, 2019, respectively. Included in accounts receivable as of May 2, 2020 and April 27, 2019 was $687 and $440, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months.  The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts, including accrued interest and current maturities, was $4,633 and $3,514 as of May 2, 2020 and April 27, 2019, respectively.  Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through August 2024.  The face value of long-term receivables was $5,166 as of May 2, 2020 and $3,271 as of April 27, 2019.

Our customers' businesses are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of our customers may cause us to alter our business terms or to cease doing business with a particular customer. Further, the potential impact of the COVID-19 pandemic on their businesses could adversely impact our customers' ability to pay us for work performed and increase our future estimate of credit losses. We evaluated our receivable and contract assets as of May 2, 2020 and reserved for anticipated losses. Due to the uncertainty created by the COVID-19 pandemic, this loss may materially change from this estimate.

Note 10. Financing Agreements

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. The revolving amount of the agreement and note remains at $35,000, including up to $15,000 for commercial and standby letters of credit. The interest rate ranges from the London Interbank Offered Rate ("LIBOR") plus 145 basis points to LIBOR plus 195 basis points depending on the ratio of our interest-bearing debt to EBITDA.  EBITDA is defined as net income before deductions for interest expense, income taxes, depreciation and amortization, all as determined in accordance with GAAP.  The effective interest rate was 2.0 percent at May 2, 2020.  We are assessed a loan fee equal to 0.125 percent per annum on any unused portion of the loan.  As of May 2, 2020, $15,000 had been advanced to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $4,196.

The credit agreement is unsecured and requires us to be in compliance with the following financial ratios:

•
A minimum fixed charge coverage ratio of at least 2 to 1 at the end of any fiscal quarter.  The ratio is equal to (a) EBITDA minus the sum of dividends or other distributions (unless the bank approves), share repurchases, a maintenance capital expenditure reserve in the amount of $6,000, and income tax to (b) all principal and interest payments with respect to indebtedness, excluding principal payments on the line of credit; and

•	A ratio of funded debt, excluding any marketing obligations, to EBITDA of greater than 2 to 1 at the end of any fiscal quarter.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of May 2, 2020, we had $8,894 of such instruments outstanding.

As of May 2, 2020, we were in compliance with all applicable bank loan covenants.

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

During fiscal 2018 and 2019, we had no repurchases of shares of our outstanding common stock. During fiscal 2020, we repurchased 1,039 shares of common stock at a total cost of $5,636. As of May 2, 2020, we had $32,539 of remaining capacity under our current share repurchase program.

As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

Note 12. Leases

We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from one to five years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease in Sioux Falls, South Dakota has a purchase option. We do not have any financing leases.

We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we are generally not able to determine the rate implicit in our leases, we use the incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The operating lease right-of-use asset includes any prepaid lease payments and initial direct costs and excludes any lease incentives and impairments. Some of our leases include options to extend the term, which is only included in the right-of-use assets and lease liability calculation when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and we have elected to account for all asset classes as a single lease component. Our operating leases also typically require payment of real estate taxes, insurance, and common area maintenance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Our total variable lease costs are immaterial.

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2020, the operating lease cost included in cost of sales and operating expenses in the consolidated statements of operations was $2,325 and $1,116, respectively. Operating lease cost includes short-term leases, which are immaterial.

As of May 2, 2020, the weighted average remaining lease term and discount rate related to operating leases was 5.0 years and 3.4%.

Supplemental unaudited cash flow information related to operating leases include:

Fiscal Year 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,340

Future minimum operating lease payments as of, and subsequent to, May 2, 2020 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2021	$2,675
2022	1,984
2023	1,209
2024	1,085
2025	931
Thereafter	1,467
Total lease payments	9,351
Less imputed interest	(780)
Total lease liabilities	$8,571
(1) Includes $3,879 to extend the term of the lease for our Sioux Falls, South Dakota manufacturing facility.

Note 13. Shareholders’ Equity and Share-Based Compensation

Common stock:  Our 120,000 authorized shares consist of 115,000 shares of common stock and 5,000 shares of “undesignated stock.”  Our Board of Directors has the power to authorize and issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.

Each outstanding share of our common stock includes one preferred share purchase right.  Each right entitles the registered holder to purchase from us one one-thousandth of one share of our Series A Junior Participating Preferred Stock at an initial exercise price of $25 per right, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid.  The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common shares (subject to certain exceptions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of our outstanding common shares.  The rights expire on November 19, 2021, which date may be extended by our Board of Directors subject to certain additional conditions.

Stock incentive plans:  During fiscal 2016, we established the Daktronics, Inc. 2015 Stock Incentive Plan (“2015 Plan”) and ceased granting options under the 2007 Stock Incentive Plan ("2007 Plan").  The 2015 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants.  Stock options issued to employees under the 2007 Plan and 2015 Plan generally have a 10-year life, an exercise price equal to the market value on the grant date and a five-year annual vesting period.  Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant.  Stock options granted to independent directors vest in one year, provided that the directors remain on the Board.  The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board.  Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At May 2, 2020, the aggregate number of shares available for future grants under the 2015 Plan for stock options and restricted stock awards was 1,176 shares.  Shares of common stock subject to all stock awards granted under the 2015 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2007 Plan remains in effect for options outstanding that were granted under the 2007 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2007 Plan.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $2,197 at May 2, 2020, which is expected to be recognized over a weighted-average period of 2.7 years.  The total fair value of restricted stock vested was $1,415, $1,530, and $1,274 in fiscal years 2020, 2019, and 2018, respectively.

A summary of nonvested restricted stock and restricted stock units for fiscal years 2020, 2019, and 2018 is as follows:

	Year Ended
	May 2, 2020		April 27, 2019		April 28, 2018
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	444	$7.58	437	$8.48	402	$8.69
Granted	186	7.03	181	6.79	178	8.46
Vested	(173)	8.10	(169)	9.05	(141)	9.06
Forfeited	(8)	7.37	(5)	7.74	(2)	8.93
Outstanding at end of year	449	$7.16	444	$7.58	437	$8.48

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2007 Plan and 2015 Plan during the fiscal year ended May 2, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2019	2,202	$10.03	4.41	$—
Granted	182	7.47	—	—
Canceled or forfeited	(263)	8.85	—	—
Exercised	—	—	—	—
Outstanding at May 2, 2020	2,121	$9.96	4.38	$—

Shares vested and expected to vest	2,098	$9.98	4.34	$—
Exercisable at May 2, 2020	1,593	$10.50	3.17	$—

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at May 2, 2020 as options having exercise prices lower than the $4.45 per share market price of our common stock on that date.  There were in-the-money options to purchase 0 shares exercisable at May 2, 2020. The total intrinsic value of options exercised during fiscal years 2020, 2019, and 2018 was $0, $98, and $65, respectively.  The total fair value of stock options vested was $566, $667, and $977 for fiscal years 2020, 2019, and 2018, respectively.

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

Dividend yield.  We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Fair value of options granted	$1.99	$2.16	$2.82
Risk-free interest rate	1.51%	2.83%	1.95%
Expected dividend rate	3.50%	3.37%	3.27%
Expected volatility	37.55%	38.58%	42.51%
Expected life of option	6.94 years	6.83 years	6.83 years

Employee stock purchase plan:  We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period.  The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 4,000.  The number of shares of common stock issued under the ESPP totaled 453, 241, and 223 shares in fiscal 2020, 2019, and 2018, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 979 shares at May 2, 2020.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense:  As of May 2, 2020, there was $3,096 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize the cost over a weighted-average period of 2.9 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Stock options	$492	$593	$763
Restricted stock and stock units	1,341	1,446	1,442
Employee stock purchase plans	432	440	430
	$2,265	$2,479	$2,635

A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2020, 2019, and 2018 is as follows:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Cost of sales	$514	$578	$619
Selling	572	625	644
General and administrative	717	772	851
Product design and development	462	504	521
	$2,265	$2,479	$2,635

We received $0 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 2, 2020. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $(92), $(52), and $9 for fiscal years 2020, 2019, and 2018, respectively.

Note 14. Retirement Benefits

We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We made matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation; however, effective April 1, 2020, we eliminated our matching contribution as one of our cost savings initiatives. Employees are eligible to participate in the 401(k) savings plan upon completion of three months of continuous service if they have attained the age of 21. We contributed $2,917, $2,754 and $2,612 for matches to the plan for fiscal years 2020, 2019, and 2018, respectively.

Note 15. Income Taxes

The following tables reflect the significant components of our income tax provision. The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Domestic	$(4,187)	$(8,402)	$9,235
Foreign	4,178	3,458	3,194
(Loss) income before income taxes	$(9)	$(4,944)	$12,429

Income tax (benefit) expense consisted of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Current:
Federal	$625	$(2,142)	$1,646
State	297	384	868
Foreign	761	1,151	1,205
Deferred:
Federal	(2,028)	(2,725)	3,693
State	(321)	(390)	27
Foreign	166	(264)	(572)
	$(500)	$(3,986)	$6,867

The reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Computed income tax (benefit) expense at federal statutory rates	$(2)	$(1,038)	$3,779
Change in uncertain tax positions	4	(2,600)	65
Research and development tax credit	(1,621)	(1,278)	(1,598)
Other, net	(241)	587	559
Change in valuation allowances	482	(471)	(486)
GILTI	149	391	—
Base Erosion Anti-Abuse Tax (BEAT)	301	—	—
Stock compensation	318	308	336
Meals and entertainment	305	248	333
Dividends paid to retirement plan	(111)	(158)	(238)
State taxes, net of federal benefit	(84)	25	592
Impact of Tax Act	—	—	3,819
Domestic production activities deduction	—	—	(294)
	$(500)	$(3,986)	$6,867

The effective income tax rate for fiscal 2020 was impacted due to the tax benefit of permanent tax credits reduced by a valuation allowance placed on equity investments in proportion to a small pre-tax book loss which results in an abnormal looking tax rate.

During fiscal 2019, our effective income tax rate was impacted due to a tax benefit of a book loss plus permanent credits and deductions, the release of unrecognized tax benefits, and the reversal of a valuation allowance related to foreign net operating loss carryforwards.

The effective income tax rate for fiscal 2018 was higher than the federal statutory rate primarily due to the impacts of the Tax Act signed into law on December 22, 2017, which included a re-measurement of deferred taxes resulting in an impact to tax expense and an estimated one-time transition tax on certain undistributed earnings for our foreign subsidiaries. The Tax Act reduced the federal normal statutory rate from 35 percent to 21 percent; however, since we are a fiscal year tax filer, a blended rate of 30.4 percent was used for fiscal year 2018.

The components of the net deferred tax assets were as follows:

	May 2, 2020	April 27, 2019
Deferred tax assets:
Accrued warranty obligations	$6,202	$5,912
Vacation accrual	1,753	1,571
Deferred maintenance revenue	987	716
Allowance for excess and obsolete inventory	1,318	1,340
Legal reserve	503	260
Equity compensation	396	486
Allowance for doubtful accounts	546	402
Inventory capitalization	822	567
Accrued compensation and benefits	539	549
Net operating loss carry forwards	919	1,059
Research and development tax credit carry forwards	1,975	1,299
Lease accounting - lease liability	2,099	—
Other	1,035	1,647
Total deferred tax assets	19,094	15,808
Valuation allowance	(1,189)	(893)
Net deferred tax assets	17,905	14,915

Deferred tax liabilities:
Property and equipment	(2,141)	(3,100)
Lease accounting - right of use asset	(2,103)	—
Prepaid expenses	(440)	(476)
Intangible assets	(317)	(623)
Unrealized gain on foreign currency exchange	(17)	(6)
Other	(68)	(75)
Total deferred tax liabilities	(5,086)	(4,280)
Net deferred tax asset	$12,819	$10,635

The classification of the net deferred tax assets in the accompanying consolidated balance sheets is:

	May 2, 2020	April 27, 2019
Non-current assets	$13,271	$11,168
Non-current liabilities	(452)	(533)
	$12,819	$10,635

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	May 2, 2020	April 27, 2019
Balance at beginning of year	$578	$3,178
Gross increases related to prior period tax positions	17	13
Gross decreases related to prior period tax positions	(2)	(18)
Gross increases related to current period tax positions	148	146
Lapse of statute of limitations	(159)	(2,741)
Balance at end of year	$582	$578

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $138 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $159 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2020.

Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $30 and $26 as of May 2, 2020 and April 27, 2019, respectively.

As of May 2, 2020, we had foreign net operating loss (“NOL”) carryforwards of approximately $4,832 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $919. However, due to uncertainty in future taxable income, a valuation allowance totaling approximately $627 has been recorded in Belgium. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statements of operations.

Additional tax information:

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2017, 2018 and 2019 remain open to federal tax examinations, and fiscal years 2016, 2017, 2018 and 2019 remain open for state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2008. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statement of operations.

As of May 2, 2020, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-U.S. jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 global pandemic. The CARES Act includes provisions such as: a deferral of the employer portion of certain payroll taxes, refundable payroll tax credits, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and permitting NOL incurred in tax years 2018, 2019, and 2020 (our fiscal years 2019, 2020, and 2021) to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are evaluating the specific rules, guidance, and procedures allowed by the provisions of the CARES Act. Some of these provisions do not apply to our income tax results; however, we are currently participating in the payment deferral of the employer portion of certain payroll taxes.

Note 16. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
(Increase) decrease:
Account receivable	$(7,461)	$10,856	$2,266
Long-term receivables	(1,173)	329	1,548
Inventories	(8,347)	(4,076)	(8,517)
Contract assets	(1,931)	(3,040)	5,911
Prepaid expenses and other current assets	(1,403)	472	(1,252)
Income taxes receivables	533	4,250	(4,747)
Investment in affiliates and other assets	(3,137)	48	413
Increase (decrease):
Accounts payable	2,377	(2,747)	(2,573)
Contract liabilities	4,548	10,774	3,480
Accrued expenses	6,745	4,631	3,472
Warranty obligations	273	(4,393)	346
Long-term warranty obligations	883	(1,079)	1,729
Income taxes payable	390	(3,023)	(592)
Long-term marketing obligations and other payables	(387)	(1,116)	379
	$(8,090)	$11,886	$1,863

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Cash payments for:
Interest	$46	$177	$193
Income taxes, net of refunds	977	(1,934)	8,937

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Demonstration equipment transferred to inventory	$10	$97	$72
Purchases of property and equipment included in accounts payable	1,951	1,106	1,983
Contributions of common stock under the ESPP	2,311	1,650	1,682

Note 17. Fair Value Measurement

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 2, 2020 and April 27, 2019 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of May 2, 2020:
Cash and cash equivalents	$40,398	$—	$—	$40,398
Restricted cash	14	—	—	14
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	261	—	261
Derivatives - liability position	—	(17)	—	(17)
Acquisition-related contingent consideration	—	—	(761)	(761)
	$40,412	$1,474	$(761)	$41,125
Balance as of April 27, 2019:
Cash and cash equivalents	$35,383	$—	$—	$35,383
Restricted cash	359	—	—	359
Available-for-sale securities:
Certificates of deposit	—	3,464	—	3,464
U.S. Government securities	10,774	—	—	10,774
U.S. Government sponsored entities	—	10,482	—	10,482
Municipal bonds	—	1,624	—	1,624
Derivatives - asset position	—	91	—	91
Derivatives - liability position	—	(4)	—	(4)
Acquisition-related contingent consideration	—	—	(3,065)	(3,065)
	$46,516	$15,657	$(3,065)	$59,108

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the fiscal year ended May 2, 2020 is as follows:

Acquisition-related contingent consideration as of April 27, 2019	$3,065
Additions	100
Settlements	(2,491)
Interest	50
Foreign currency translation	37
Acquisition-related contingent consideration as of May 2, 2020	$761

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

Derivatives – currency forward contracts: Consists of currency forward contracts trading with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these securities was measured based on a valuation from a third-party bank. See "Note 18. Derivative Financial Instruments" for more information regarding our derivatives.

Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if conditions are met. The contingent liabilities were calculated by estimating the discounted present value of expected future payments as of the acquisition date and subsequently at the end of each reporting period.  The fair value measurement is based on significant unobservable inputs as of May 2, 2020 and April 27, 2019.  The contingent liabilities are presented in the "Accrued expenses" and "Other long-term obligations" line items in our consolidated balance sheets.

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

Note 18. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of May 2, 2020 and April 27, 2019, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other (expense) income, net" line item in the consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at May 2, 2020 and April 27, 2019 were as follows:

	May 2, 2020		April 27, 2019
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,235	3,323	2,688	3,772
U.S. Dollars/Canadian Dollars	452	648	625	821
U.S. Dollars/British Pounds	3,160	2,424	3,547	2,680
U.S. Dollars/Euros	1,881	1,689	—	—
U.S. Dollars/Swiss Franc	—	—	927	925
U.S. Dollars/Malaysian Ringgit	—	—	60	246

As of May 2, 2020, there was an asset and liability of $261 and $17, respectively, and as of April 27, 2019, there was an asset and liability of $91 and $4, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of May 2, 2020, all contracts mature within 11 months.

Note 19. Commitments and Contingencies

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

As of May 2, 2020 and April 27, 2019, $2,072 and $1,072, respectively, were included in the "Accrued expenses" line item in our consolidated balance sheets for a probable and reasonably estimated cost to settle a patent litigation claim. The costs are included in cost of sales in the High School Park and Recreation business unit for each fiscal year.

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

Warranties:  See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties. During fiscal 2016, we discovered a warranty issue caused by a mechanical device failure within a module for displays primarily in our OOH application built prior to fiscal 2013. During fiscal 2020, 2019, and 2018, we recognized warranty expense and estimated equipment service agreement losses for probable and reasonably estimated costs to remediate this issue of $0, $2,427, and $4,539, respectively. Our contractual warranty arrangements have expired for products with this issue, and we do not expect material changes to the equipment service agreement accrual. The additional warranty expense in fiscal 2018 is primarily based on our decision to preserve our market leadership and for customer relationship purposes in certain cases beyond our contractual obligations.

Changes in our warranty obligation for the fiscal years ended May 2, 2020 and April 27, 2019 consisted of the following:

	May 2, 2020	April 27, 2019
Beginning accrued warranty obligations	$24,470	$29,953
Warranties issued during the period	10,629	9,239
Settlements made during the period	(9,209)	(16,715)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(266)	1,993
Ending accrued warranty obligations	$25,624	$24,470

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of May 2, 2020, we had outstanding letters of credit and surety bonds in the amount of $13,090 and $18,212, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of May 2, 2020, we were not aware of any indemnification claim from a customer.

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of May 2, 2020, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2021	$4,775
2022	2,750
2023	1,754
2024	148
2025	113
Thereafter	40
$9,580

Investment in affiliates commitments: We agreed to invest an additional $5,000 in XDC by February 2021 if certain conditions are met.

Note 20. Subsequent Events

During fiscal year 2020, we offered special voluntary retirement and voluntary exit offering ("Offering") and on May 13, 2020, we conducted a reduction in force to adjust our capacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic.

Under the Offering, employees had until June 2020 to choose to participate. During the first quarter of fiscal 2021, 57 employees agreed to participate and will complete employment by the end of June 2020. The approximate cost of this program was $892. Under the reduction in force, employment was terminated with 98 employees with severance totaling $1,365. These costs are fiscal 2021 expenses.

Note 21. Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data:

	Fiscal Year 2020(1)(2)
	August 3, 2019	November 2, 2019	February 1, 2020	May 2, 2020
Net sales	$180,256	$174,911	$127,657	$126,108
Gross profit	45,505	40,087	24,482	28,626
Net income (loss)	7,030	7,274	(12,734)	(1,079)
Basic earnings (loss) per share	0.16	0.16	(0.28)	(0.02)
Diluted earnings (loss) per share	0.16	0.16	(0.28)	(0.02)

	Fiscal Year 2019(2)(3)(4)
	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
Net sales	$154,188	$172,692	$115,069	$127,755
Gross profit	38,247	42,757	24,869	24,421
Net income (loss)	4,574	8,606	(3,319)	(10,819)
Basic earnings (loss) per share	0.10	0.19	(0.07)	(0.24)
Diluted earnings (loss) per share	0.10	0.19	(0.07)	(0.24)

(1)	Fiscal year 2020 consisted of 53 weeks.

(2)	Includes approximately $4,927 of additional costs for tariffs during fiscal 2020 and $6,300 of additional costs for price changes and tariffs during fiscal 2019.

(3)	The financial data for the quarter ended October 27, 2018 includes the net assets acquired of AJT Systems, Inc. See "Note 5. Business Combination" for further information.
(4) The financial data for the quarter ended January 26, 2019 includes the release of $2,775 in unrecognized tax benefits related to the lapse of a statute of limitations and the release of $480 for a valuation allowance reversal related to foreign net operating loss carryforwards. See "Note 15. Income Taxes" for further information.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  As of May 2, 2020, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 2, 2020, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 2, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of May 2, 2020.

Our internal control over financial reporting as of May 2, 2020 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, which is included in this Annual Report on Form 10-K.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 12, 2020	June 12, 2020

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2020 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.  Any information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.”  The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended May 2, 2020 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

We maintain a Code of Conduct which applies to all employees, officers and directors.  Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other financial and accounting management employees.  A copy of our Code of Conduct can be obtained from our website at www.daktronics.com on the Investor Relations page and will be made available free of charge to any shareholder upon request.  Information on or available through our website is not part of this Form 10-K.  We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website.  However, to date, we have not granted a waiver from the Code of Conduct.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement.  There were no related party transactions in fiscal 2020.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of May 2, 2020 and April 27, 2019
Consolidated Statements of Operations for each of the three fiscal years ended May 2, 2020, April 27, 2019, and April 28, 2018
Consolidated Statements of Comprehensive Income for each of the three fiscal years ended May 2, 2020, April 27, 2019, and April 28, 2018
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended May 2, 2020, April 27, 2019, and April 28, 2018
Consolidated Statements of Cash Flows for each of the three fiscal years ended May 2, 2020, April 27, 2019, and April 28, 2018
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

ADFLOW®, AJT Systems®, All Sport®, Daktronics®, D®, DakStats®, Data Display®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, Go Digital®, Keyframe®, Liveticker®, Matside®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, Sportsound®, Statvision®, Tuff Sport®, Uniview®, Vanguard®, Venus®, Visiconn®, V-Tour®, V-Link®, and Web-Sync® are trademarks of Daktronics, Inc.  All other trademarks referenced are the intellectual property of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2020.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 12, 2020
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 12, 2020
Robert G. Dutcher

By /s/ Nancy D. Frame	Director	June 12, 2020
Nancy D. Frame

By /s/ Reece A. Kurtenbach	Director	June 12, 2020
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 12, 2020
James B. Morgan

By /s/ John P. Friel	Director	June 12, 2020
John P. Friel

By /s/ Kevin P. McDermott	Director	June 12, 2020
Kevin P. McDermott

DAKTRONICS, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
For the year ended May 2, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts for trade receivables	$2,208	$1,461	$—	$(841)	(a)	$2,828
For the year ended April 27, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts for trade receivables	2,151	1,620	—	(1,563)	(a)	2,208
For the year ended April 28, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts for trade receivables	2,610	1,451	—	(1,910)	(a)	2,151
(a)    Write-off of uncollected accounts, net of collections.

Index of Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 0-23246 unless otherwise indicated.

3.1
Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Daktronics, Inc. filed on December 21, 2018).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K on June 12, 2013).
4(vi).	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (1)
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

4.3	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
4.4	Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).*
4.5	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).*
4.6	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).*
4.7	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).*
4.8	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).*
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

21.1	Subsidiaries of the Company. (1)
23	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
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
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended May 2, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.
** Paper filing.
* Indicates a management contract or compensatory plan or arrangement.