Form 10-Q
period 2020-08-01
DAKTRONICS INC /SD/
filed 2020-08-28
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020

or
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

The number of shares of the registrant’s common stock outstanding as of August 24, 2020 was 44,615,015.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 1, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	August 1, 2020	May 2, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,609	$40,398
Restricted cash	96	14
Marketable securities	1,230	1,230
Accounts receivable, net	88,608	72,577
Inventories	81,435	86,803
Contract assets	33,261	35,467
Current maturities of long-term receivables	3,306	3,519
Prepaid expenses and other current assets	7,595	9,629
Income tax receivables	260	548
Property and equipment and other assets available for sale	1,966	1,817
Total current assets	262,366	252,002

Property and equipment, net	66,059	67,484
Long-term receivables, less current maturities	739	1,114
Goodwill	8,048	7,743
Intangibles, net	3,070	3,354
Investment in affiliates and other assets	26,526	27,683
Deferred income taxes	13,312	13,271
TOTAL ASSETS	$380,120	$372,651

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,255	$47,834
Contract liabilities	50,159	50,897
Accrued expenses	33,941	36,626
Warranty obligations	10,648	9,764
Income taxes payable	1,107	844
Total current liabilities	144,110	145,965

Long-term warranty obligations	16,412	15,860
Long-term contract liabilities	10,715	10,707
Other long-term obligations	21,469	22,105
Long-term income taxes payable	723	582
Deferred income taxes	469	452
Total long-term liabilities	49,788	49,706

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	August 1, 2020	May 2, 2020
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 45,913,210 and 45,913,209 shares issued at August 1, 2020 and May 2, 2020, respectively	60,010	60,010
Additional paid-in capital	45,192	44,627
Retained earnings	92,557	85,090
Treasury Stock, at cost, 1,343,281 and 1,343,281 shares at August 1, 2020 and May 2, 2020, respectively	(7,297)	(7,470)
Accumulated other comprehensive loss	(4,240)	(5,277)
TOTAL SHAREHOLDERS' EQUITY	186,222	176,980
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$380,120	$372,651

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	August 1, 2020	August 3, 2019
Net sales	$143,644	$180,256
Cost of sales	107,883	134,751
Gross profit	35,761	45,505

Operating expenses:
Selling	11,556	18,297
General and administrative	7,124	9,093
Product design and development	7,532	10,500
	26,212	37,890
Operating income	9,549	7,615

Nonoperating (expense) income:
Interest income	85	269
Interest expense	(73)	(35)
Other (expense) income, net	(627)	193

Income before income taxes	8,934	8,042
Income tax expense	1,467	1,012
Net income	$7,467	$7,030

Weighted average shares outstanding:
Basic	44,654	45,089
Diluted	44,751	45,261

Earnings per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	August 1, 2020	August 3, 2019

Net income	$7,467	$7,030

Other comprehensive income (loss):
Cumulative translation adjustments	1,037	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	41
Total other comprehensive income (loss), net of tax	1,037	(485)
Comprehensive income	$8,504	$6,545

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	$60,010	$45,192	$92,557	$(7,297)	$(4,240)	$186,222
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	$58,478	$43,204	$98,373	$(3,021)	$(4,841)	$192,193
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	August 1, 2020	August 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,467	$7,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,337	4,383
Loss on sale of property, equipment and other assets	(53)	(26)
Share-based compensation	539	643
Equity in loss of affiliates	529	118
Provision for doubtful accounts	1	5
Deferred income taxes, net	(4)	(40)
Change in operating assets and liabilities	(4,271)	(30,331)
Net cash provided by (used in) operating activities	8,545	(18,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,155)	(5,856)
Proceeds from sales of property, equipment and other assets	86	73
Proceeds from sales or maturities of marketable securities	—	14,510
Purchases of and loans to equity investment	(492)	(455)
Net cash (used in) provided by investing activities	(3,561)	8,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(210)	(1,221)
Dividends paid	—	(2,250)
Payments for common shares repurchased		(1,187)
Net cash used in financing activities	(210)	(4,658)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(481)	(37)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,293	(14,641)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	40,412	35,742
End of period	$44,705	$21,101

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$43	$33
Income taxes, net of refunds	786	491

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	969	786
Contributions of common stock under the ESPP	—	779
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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet at May 2, 2020, has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements.  These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 2, 2020, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC").  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended May 1, 2021 will consist of 52 weeks and the fiscal year ended May 2, 2020 was a 53-week year; therefore, the three months ended August 1, 2020 contains operating results for 13 weeks while the three months ended August 3, 2019 contains operating results for 14 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statement of cash flows:

	August 1, 2020	August 3, 2019
Cash and cash equivalents	$44,609	$20,762
Restricted cash	96	339
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$44,705	$21,101

Other Business Developments - Coronavirus Pandemic

During the first quarter of fiscal 2021, we continued to see the global spread of the coronavirus pandemic ("COVID-19"), which grew to create significant volatility, uncertainty and global economic disruption. As disclosed in our Current Report on Form 8-K filed on April 1, 2020, we are taking proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include preserving liquidity by drawing down $15,000 of our existing line of credit, which is included in the "Other long-term obligations" line item in our condensed consolidated balance sheets. In addition, we are pursuing other sources of financing, reducing investments in capital assets, reducing executive pay and board member compensation, and instituting initiatives to reduce other costs in the business. Our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends for the foreseeable future. We believe these measures are necessary to help preserve our ability to borrow for liquidity needs and help us be well positioned when the pandemic passes and economies begin to recover.

During fiscal 2020, we offered special voluntary retirement and voluntary exit incentive program ("Offering") and during the first quarter of fiscal 2021, we conducted a reduction in force ("RIF") to adjust our capacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic. Under the Offering, employees had until June 2020 to choose to participate. During the first quarter of fiscal 2021, 60 employees agreed to participate and completed employment in June 2020. The approximate cost of this Offering was $931. Under the RIF, employment was terminated with 108 employees with severance totaling $1,426.

Various government programs have been announced which provide financial relief for affected businesses that suffered reductions in revenue resulting from the COVID-19 pandemic including the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada, the Australian JobKeeper subsidy in Australia, the Temporary COVID-19 Wage Subsidy in Ireland, and the Job Retention Program in the United Kingdom. During the first quarter of fiscal 2021, we received $812 in total governmental wage subsidies and recorded such as a reduction of compensation expense, which is mostly included in the "Costs of sales" line item in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020, other than described in the Accounting Standards Adopted section below.

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019 and will require adoption on a prospective basis. We adopted ASU 2017-04 during the first quarter of fiscal 2021 and the adoption did not have an impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-13 improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, the ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and will require adoption on a modified retrospective basis. We adopted ASU 2016-13 and its related guidance during the first quarter of fiscal 2021 and the adoption did not have a material impact on our condensed consolidated financial statements.

We estimate an allowance for doubtful accounts using a loss rate method. We measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts:
Balance as of May 2, 2020	$2,828
Charged to costs and expenses	735
Deductions (1)	(241)
Balance as of August 1, 2020	$3,322
(1) Includes accounts determined to be uncollectible and charged against reserves.

Accounting Standards Not Yet Adopted

There are no significant ASU's issued not yet adopted as of August 1, 2020.

Note 2. Investments in Affiliates

Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting, recording the investment at cost and then subsequently adjusting to account for our share of the affiliates profit or losses, in accordance with the provisions of Accounting Standards Codification ("ASC") 323, Investments – Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliate's operating and financing activities are accounted for under the cost method of accounting, recording the investment at cost and then subsequently adjusting for any changes in ownership or dividends, in accordance with the provisions of ASC 321, Investments – Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our condensed consolidated statements of cash flows. Equity method investments as a whole are assessed for other-than-temporary impairments whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

The aggregate amount of investments accounted for under the equity method was $16,728 and $17,257 at August 1, 2020 and May 2, 2020, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the three months ended August 1, 2020 and August 3, 2019, our share of the losses of our affiliates was $529 and $118, respectively.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three months ended August 1, 2020 and August 3, 2019:

	Net income	Shares	Per share income
For the three months ended August 1, 2020
Basic earnings per share	$7,467	44,654	$0.17
Dilution associated with stock compensation plans	—	97	—
Diluted earnings per share	$7,467	44,751	$0.17
For the three months ended August 3, 2019
Basic earnings per share	$7,030	45,089	$0.16
Dilution associated with stock compensation plans	—	172	—
Diluted earnings per share	$7,030	45,261	$0.16

Options outstanding to purchase 2,119 shares of common stock with a weighted average exercise price of $9.96 for the three months ended August 1, 2020 and 2,197 shares of common stock with a weighted average exercise price of $10.03 for the three months ended August 3, 2019 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended August 1, 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,727	$41,975	$7,668	$7,724	$4,012	$70,106
Limited configuration	22,555	5,419	20,688	6,266	8,653	63,581
Service and other	3,224	4,080	587	508	1,558	9,957
	$34,506	$51,474	$28,943	$14,498	$14,223	$143,644
Timing of revenue recognition
Goods/services transferred at a point in time	$22,892	$6,214	$19,368	$6,374	$9,179	$64,027
Goods/services transferred over time	11,614	45,260	9,575	8,124	5,044	79,617
	$34,506	$51,474	$28,943	$14,498	$14,223	$143,644

	Three Months Ended August 3, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,965	$45,587	$6,030	$11,897	$15,678	$92,157
Limited configuration	27,235	7,713	23,800	6,587	9,930	75,265
Service and other	3,835	6,006	635	534	1,824	12,834
	$44,035	$59,306	$30,465	$19,018	$27,432	$180,256
Timing of revenue recognition
Goods/services transferred at a point in time	$27,703	$9,120	$22,599	$6,697	$10,188	$76,307
Goods/services transferred over time	16,332	50,186	7,866	12,321	17,244	103,949
	$44,035	$59,306	$30,465	$19,018	$27,432	$180,256

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

The following table reflects the changes in our contract assets and liabilities:

	August 1, 2020	May 2, 2020	Dollar Change	Percent Change
Contract assets	$33,261	$35,467	$(2,206)	(6.2)%
Contract liabilities - current	50,159	50,897	(738)	(1.4)
Contract liabilities - noncurrent	10,715	10,707	8	0.1

The changes in our contract assets and contract liabilities from May 2, 2020 to August 1, 2020 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the three months ended August 1, 2020.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

August 1, 2020
Balance at beginning of period	$24,490
New contracts sold	8,188
Less: reductions for revenue recognized	(9,115)
Foreign currency translation and other	250
Balance at end of period	$23,813

As of August 1, 2020 and May 2, 2020, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses are included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the three months ended August 1, 2020, we recognized revenue of $30,358 related to our contract liabilities as of May 2, 2020.

Remaining performance obligations
As of August 1, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was $245,756. We expect approximately $204,878 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at August 1, 2020 are $191,717 and $54,039, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

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

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	August 1, 2020	August 3, 2019
Net sales:
Commercial	$34,506	$44,035
Live Events	51,474	59,306
High School Park and Recreation	28,943	30,465
Transportation	14,498	19,018
International	14,223	27,432
	143,644	180,256

Gross profit:
Commercial	7,742	9,218
Live Events	9,354	12,737
High School Park and Recreation	10,476	10,187
Transportation	5,143	6,754
International	3,046	6,609
	35,761	45,505

Contribution margin: (1)
Commercial	4,441	4,084
Live Events	7,138	8,872
High School Park and Recreation	7,915	6,592
Transportation	4,381	5,452
International	330	2,208
	24,205	27,208

Non-allocated operating expenses:
General and administrative	7,124	9,093
Product design and development	7,532	10,500
Operating income	9,549	7,615

Nonoperating income (expense):
Interest income	85	269
Interest expense	(73)	(35)
Other (expense) income, net	(627)	193

Income before income taxes	8,934	8,042
Income tax expense	1,467	1,012
Net income	$7,467	$7,030

Depreciation and amortization:
Commercial	$772	$974
Live Events	1,451	1,398
High School Park and Recreation	496	512
Transportation	237	264
International	693	524
Unallocated corporate depreciation	688	711
	$4,337	$4,383

(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	August 1, 2020	August 3, 2019
Net sales:
United States	$128,069	$149,460
Outside United States	15,575	30,796
	$143,644	$180,256

	August 1, 2020	May 2, 2020
Property and equipment, net of accumulated depreciation:
United States	$56,822	$58,422
Outside United States	9,237	9,062
	$66,059	$67,484

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

Note 6. Marketable Securities

We have a cash management program which provides for the investment of cash balances not used in current operations.  We classify our investments in marketable securities as available-for-sale in accordance with the provisions of ASC 320, Investments – Debt and Equity Securities.  Marketable securities classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in the condensed consolidated balance sheets.  As it relates to fixed income marketable securities, it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of August 1, 2020, we anticipate we will recover the entire amortized cost basis of such fixed income securities, and we have determined no other-than-temporary impairments associated with credit losses were required to be recognized. The cost of securities sold is based on the specific identification method. Where quoted market prices are not available, we use the market price of similar types of securities traded in the market to estimate fair value.

As of August 1, 2020 and May 2, 2020, our available-for-sale securities consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
Balance as of August 1, 2020
Certificates of deposit	$1,230	$—	$1,230
	$1,230	$—	$1,230
Balance as of May 2, 2020
Certificates of deposit	$1,230	$—	$1,230
	$1,230	$—	$1,230

Realized gains or losses on investments are recorded in our condensed consolidated statements of operations as "Other (expense) income, net." Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. In the three months ended August 1, 2020 and August 3, 2019, the reclassifications from accumulated other comprehensive loss to net earnings were immaterial.

All available-for-sale securities are classified as current assets, as they are readily available to support our current operating needs. The contractual maturities of available-for-sale debt securities as of August 1, 2020 were as follows:

	Less than 12 months	Total
Certificates of deposit	$1,230	$1,230
	$1,230	$1,230

Note 7. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended August 1, 2020 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2020	$2,266	$3,144	$38	$2,295	$7,743
Foreign currency translation	13	91	13	188	305
Balance as of August 1, 2020	$2,279	$3,235	$51	$2,483	$8,048

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on November 4, 2019 and concluded no goodwill impairment existed. We plan to complete our annual analysis as of the first business day of our third quarter of fiscal 2021, which will begin on November 2, 2020.

In March 2020, we began to see the impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability and stock price declines. This, along with other market conditions, led us to perform an interim goodwill impairment analysis in the fourth quarter of fiscal 2020. After evaluating our results, events and circumstances, we determined no goodwill impairment was necessary. Although the COVID-19 pandemic continues to cause uncertainty, in the first quarter of fiscal 2021, we considered if any new events had occurred or if circumstances had changed such that it was more likely than not that the fair value of any of our reporting units was below its carrying amount, and we did not identify any further impairment indicators; therefore, we did not perform an additional interim impairment analysis.

Note 8. Selected Financial Statement Data

Inventories consisted of the following:

	August 1, 2020	May 2, 2020
Raw materials	$33,076	$35,306
Work-in-process	9,943	12,102
Finished goods	38,416	39,395
	$81,435	$86,803

Property and equipment, net consisted of the following:

	August 1, 2020	May 2, 2020
Land	$2,183	$2,183
Buildings	69,967	68,804
Machinery and equipment	105,188	104,157
Office furniture and equipment	6,174	6,151
Computer software and hardware	53,691	53,441
Equipment held for rental	287	287
Demonstration equipment	8,368	8,473
Transportation equipment	7,783	7,944
	253,641	251,440
Less accumulated depreciation	187,582	183,956
	$66,059	$67,484

Note 9. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $3,322 and $2,828 at August 1, 2020 and May 2, 2020, respectively. Included in accounts receivable as of August 1, 2020 and May 2, 2020 was $741 and $687, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months.  The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts, including accrued interest and current maturities, was $4,045 and $4,633 as of August 1, 2020 and May 2, 2020, respectively.  Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024.  The face value of long-term receivables was $4,327 as of August 1, 2020 and $5,166 as of May 2, 2020.

We evaluated our receivable and contract assets as of August 1, 2020 and reserved for anticipated losses. Due to the uncertainty created by the COVID-19 pandemic, this loss may materially change from this estimate.

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

During the three months ended August 1, 2020, we had no repurchases of shares of our outstanding common stock. During the three months ended August 3, 2019, we repurchased 187 shares of common stock at a total cost of $1,187. As of August 1, 2020, we had $32,539 of remaining capacity under our current share repurchase program.

As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

Note 11. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business.

As of August 1, 2020 and May 2, 2020, $2,118 and $2,072, respectively, were included in the "Accrued expenses" line item in our condensed consolidated balance sheets for a probable and reasonably estimated cost to settle a patent litigation claim.

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

Warranties:  Changes in our warranty obligation for the three months ended August 1, 2020 consisted of the following:

August 1, 2020
Beginning accrued warranty obligations	$25,624
Warranties issued during the period	2,800
Settlements made during the period	(1,056)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(308)
Ending accrued warranty obligations	$27,060

Performance guarantees:  We have entered into standby letters of credit and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of August 1, 2020, we had outstanding letters of credit and surety bonds in the amount of $14,788 and $35,079, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of August 1, 2020, we were not aware of any indemnification claim from a customer.

Purchase commitments:  From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year.  As of August 1, 2020, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2021	$2,831
2022	2,750
2023	1,755
2024	148
2025	113
Thereafter	40
$7,637

Note 12. Income Taxes

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

Our effective tax rate for the three months ended August 1, 2020 was 16.4 percent as compared to 12.6 percent for the three months ended August 3, 2019. The quarterly effective tax rate was primarily driven by the benefit of estimated tax credits proportionate to estimated pre-tax earnings similar to the previous period.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2017, 2018, 2019 and 2020 remain open to federal tax examinations, and fiscal years 2016, 2017, 2018, 2019 and 2020 remain open for various state income tax examinations.  Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2009. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our condensed consolidated statement of operations.

As of August 1, 2020, undistributed earnings of our foreign subsidiaries are considered to be reinvested indefinitely. Additionally, we had $723 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 13. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 1, 2020 and May 2, 2020 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of August 1, 2020
Cash and cash equivalents	$44,609	$—	$—	$44,609
Restricted cash	96	—	—	96
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	36	—	36
Derivatives - liability position	—	(242)	—	(242)
Acquisition-related contingent consideration	—	—	(401)	(401)
	$44,705	$1,024	$(401)	$45,328
Balance as of May 2, 2020
Cash and cash equivalents	$40,398	$—	$—	$40,398
Restricted cash	14	—	—	14
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	261	—	261
Derivatives - liability position	—	(17)	—	(17)
Acquisition-related contingent consideration	—	—	(761)	(761)
	$40,412	$1,474	$(761)	$41,125

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the three months ended August 1, 2020 is as follows:

Acquisition-related contingent consideration as of May 2, 2020	$761
Additions	33
Settlements	(400)
Interest	7
Acquisition-related contingent consideration as of August 1, 2020	$401

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2020. For additional information, see our Annual Report on Form 10-K for the fiscal year ended May 2, 2020 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 14. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar.  We enter into currency forward contracts to manage these economic risks.  We account for all derivatives in the condensed consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of August 1, 2020 and May 2, 2020, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other (expense) income, net" line item in the condensed consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at August 1, 2020 and May 2, 2020 were as follows:

	August 1, 2020		May 2, 2020
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	5,406	7,839	2,235	3,323
U.S. Dollars/Canadian Dollars	—	—	452	648
U.S. Dollars/British Pounds	2,149	1,650	3,160	2,424
U.S. Dollars/Euros	—	—	1,881	1,689

As of August 1, 2020, there was an asset and liability of $36 and $242, respectively; and as of May 2, 2020, there was an asset and liability of $261 and $17, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of August 1, 2020, all contracts mature within 17 months.

Note 15. Subsequent Events

On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders, including as a result of the COVID-19 pandemic caused by the coronavirus; and (xvi.) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 2, 2020 in the section entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.

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

Throughout the first quarter of fiscal 2021, employees are working from home where possible, and we have limited travel for the time being. When unable to work safely or within the various regulations in certain geographies and locations and because demand decreased, our sales, manufacturing and field service teams have reduced capacity and furloughed employees.

Our sales teams have continued to engage our customers to promote our value, mostly virtually, across our diverse markets and geographies. However, our customers reduced their spend on audio-visual systems and related services during the first quarter as they work through the economic and business implications of COVID-19. We took corresponding actions to reduce all operating expenses to align with expected order and sales declines expected through the year. These expense reductions vary in permanency and may change throughout the fiscal year.

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

As we continue through fiscal 2021, our operating results are going to be challenged due this crisis. We continue to manage our cost structure to meet the uncertain demand, while taking additional cost reductions actions as needed. Our customers' businesses are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of our customers may cause us to alter our business terms or to cease doing business with a particular customer. Further, the potential impact of the COVID-19 pandemic on their businesses could adversely impact our customers' ability to pay us for work performed and increase our future estimate of credit losses.

In addition to the COVID-19 impacts noted above, the outlook and unique key growth drivers and challenges by our business units include:

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended May 1, 2021 will consist of 52 weeks and the fiscal year ended May 2, 2020 was a 53-week year; therefore, the three months ended August 1, 2020 contains operating results for 13 weeks while the three months ended August 3, 2019 contains operating results for 14 weeks.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

Net Sales

	Three Months Ended
(in thousands)	August 1, 2020	August 3, 2019	Dollar Change	Percent Change
Net sales:
Commercial	$34,506	$44,035	$(9,529)	(21.6)%
Live Events	51,474	59,306	(7,832)	(13.2)
High School Park and Recreation	28,943	30,465	(1,522)	(5.0)
Transportation	14,498	19,018	(4,520)	(23.8)
International	14,223	27,432	(13,209)	(48.2)
	$143,644	$180,256	$(36,612)	(20.3)%
Orders:
Commercial	$25,533	$38,648	$(13,115)	(33.9)%
Live Events	41,860	66,969	(25,109)	(37.5)
High School Park and Recreation	28,099	30,552	(2,453)	(8.0)
Transportation	13,089	22,215	(9,126)	(41.1)
International	13,572	29,079	(15,507)	(53.3)
	$122,153	$187,463	$(65,310)	(34.8)%

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as the three months ended August 3, 2019 included 14 weeks compared to the more common 13 weeks. The three months ended August 1, 2020 contained 13 weeks.

For net sales, during the first three months ended August 1, 2020, we achieved a $11.1 million per week average run rate as compared to $12.9 million per week during the first three months ended August 3, 2019, or an approximate 14% decrease. The change in sales primarily relates to fluctuations in the timing of order bookings, and related conversion to sales.

For orders, during the first three months ended August 1, 2020, we achieved a $9.4 million per week average run rate as compared to $13.4 million per week during the first three months ended August 3, 2019, or an approximate 30% decrease. The change in orders primarily relates to timing of large contract orders which cause lumpiness, and due to lower market activity in light of the COVID-19 pandemic.

Product Order Backlog

The product order backlog as of August 1, 2020 was $192 million as compared to $207 million as of August 3, 2019 and $212 million at the end of the fourth quarter of fiscal 2020.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of August 1, 2020 increased in the High School Park and Recreation and Transportation business units and decreased in the Commercial, Live Events, and International business units from August 3, 2019.

Gross Profit

	Three Months Ended
	August 1, 2020		August 3, 2019
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$7,742	22.4%	$9,218	20.9%
Live Events	9,354	18.2	12,737	21.5
High School Park and Recreation	10,476	36.2	10,187	33.4
Transportation	5,143	35.5	6,754	35.5
International	3,046	21.4	6,609	24.1
	$35,761	24.9%	$45,505	25.2%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The decrease in our gross profit percentage for the three months ended August 1, 2020 compared to the same period one year ago was mostly related to lower sales volumes over relatively fixed infrastructure costs. We continued to see the global spread of the coronavirus pandemic (COVID-19) impact order volumes and took various steps to solidify our financial position and reduce expenses. During the first quarter of fiscal 2021, we completed a special voluntary retirement and voluntary exit offering with 60 employees and we conducted a reduction in force of 108 employees to adjust our capacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic. The approximate cost of these programs included in the "Costs of sales" line item in our condensed consolidated statements of operations was $1.2 million, which was offset by $0.6 million of governmental wage subsidies.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter. This was due to lower on-site demand as events were not being held. We believe this higher gross profit level will not be sustained in future quarters. Total warranty as a percent of sales for the three months ended August 1, 2020 compared to the same period one year ago remained relatively flat. The following describes the overall impact by business unit for the three months ended August 1, 2020 compared to the same period one year ago:

The gross profit percent increased in the High School Park and Recreation business unit primarily due to product mix, which was partially offset by lower sales volumes over relatively fixed infrastructure costs. The gross profit percent increased in the Commercial business unit primarily due to lower warranty expense and product mix. The gross profit percent decreased in the Live Events business unit primarily due to lower sales volumes over relatively fixed infrastructure costs, which was partially offset by lower warranty expense. The gross profit percent decreased in the International business unit primarily due to higher warranty expense and lower sales volumes over relatively fixed infrastructure costs, which was partially offset by governmental wage subsidy. The gross profit percent remained relatively flat in the Transportation business unit compared to the same period one year ago.

Contribution Margin

	Three Months Ended
	August 1, 2020			August 3, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,441	12.9%	8.7%	$4,084	9.3%
Live Events	7,138	13.9	(19.5)	8,872	15.0
High School Park and Recreation	7,915	27.3	20.1	6,592	21.6
Transportation	4,381	30.2	(19.6)	5,452	28.7
International	330	2.3	(85.1)	2,208	8.0
	$24,205	16.9%	(11.0)%	$27,208	15.1%

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

All areas of selling expenses were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as the three months ended August 3, 2019 included 14 weeks compared to the more common 13 weeks. The three months ended August 1, 2020 contained 13 weeks. Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted by a decrease in selling expenses in the first quarter of fiscal 2021 compared to the same quarter a year ago due to a decrease in personnel related expenses offset by severance costs for reductions in force, as well as reductions in travel and entertainment and in marketing and convention related expenses.

Other Operating Expenses

	Three Months Ended
	August 1, 2020			August 3, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,124	5.0%	(21.7)%	$9,093	5.0%
Product design and development	$7,532	5.2%	(28.3)%	$10,500	5.8%

All areas of operating expenses were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as the three months ended August 3, 2019 included 14 weeks compared to the more common 13 weeks. The three months ended August 1, 2020 contained 13 weeks.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the first quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to a decrease in personnel related expenses offset by severance costs for reductions in force.

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

Product design and development expenses in the first quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to decreased labor costs and professional services assigned to product design and development projects as a result of our response to COVID-19.

Other Income and Expenses

	Three Months Ended
	August 1, 2020			August 3, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest income, net	$12	—%	(94.9)%	$234	0.1%
Other (expense) income, net	$(627)	(0.4)%	(424.9)%	$193	0.1%

Interest income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest income, net for the first quarter of fiscal 2021 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and interest payments from our existing line of credit.

Other (expense) income, net:  The change in other income and expense, net for the first quarter of fiscal 2021 as compared to the same period one year ago was primarily due to foreign currency volatility and the losses recorded from equity method affiliates.

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

We have recorded an effective tax rate of 16.4 percent for the first quarter of fiscal 2021 as compared to an effective tax rate of 12.6 percent for the first quarter of fiscal 2020. The quarterly effective tax rate was primarily driven by the benefit of estimated tax credits proportionate to estimated pre-tax earnings similar to the previous period.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	August 1, 2020	August 3, 2019	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$8,545	$(18,218)	(146.9)%
Investing activities	(3,561)	8,272	(143.0)
Financing activities	(210)	(4,658)	(95.5)
Effect of exchange rate changes on cash	(481)	(37)	1,200.0
Net increase in cash, cash equivalents and restricted cash	$4,293	$(14,641)	(129.3)%

Cash increased by $4.3 million for the first three months of fiscal 2021 as compared to a decrease of $14.6 million in the first three months of fiscal 2020, which is primarily due to cash generation of operations.

Net cash provided by (used in) operating activities:  Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market.

Net cash provided by (used in) operating activities was $8.5 million for the first three months of fiscal 2021 compared to net cash used in operating activities of $18.2 million in the first three months of fiscal 2020. The $26.7 million increase in cash provided by operating activities from the first three months of fiscal 2020 to the first three months of fiscal 2021 was the result of changes in net operating assets and liabilities of $26.1 million, $0.4 million increase in net income, and $0.2 million in other non-cash items.

Year-to-date cash provided from operations differed as compared to last year primarily due to order volatility, which accounted for most of the changes in accounts receivable, inventory, contract assets, accounts payable, and contract liabilities as compared to last year.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	August 1, 2020	August 3, 2019
(Increase) decrease:
Accounts receivable	$(15,514)	$(30,973)
Long-term receivables	693	(2,298)
Inventories	5,826	(6,763)
Contract assets	2,378	(9,180)
Prepaid expenses and other current assets	2,122	(1,296)
Income tax receivables	308	52
Investment in affiliates and other assets	211	(53)
Increase (decrease):
Accounts payable	1,240	12,535
Contract liabilities	(1,095)	6,341
Accrued expenses	(2,026)	206
Warranty obligations	881	158
Long-term warranty obligations	550	823
Income taxes payable	398	461
Long-term marketing obligations and other payables	(243)	(344)
	$(4,271)	$(30,331)

Net cash (used in) provided by investing activities: Net cash used in investing activities totaled $3.6 million in the first three months of fiscal 2021 compared to net cash provided by investing activities of $8.3 million in the first three months of fiscal 2020. We had no proceeds from sales or maturities of marketable securities in the first three months of fiscal 2021 as compared to $14.5 million in the first three months of fiscal 2020. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities described above. Purchases of property and equipment totaled $3.2 million in the first three months of fiscal 2021 compared to $5.9 million in the first three months of fiscal 2020. Purchases of and loans to an equity investment totaled $0.5 million in the first three months of fiscal 2021 as compared to $0.5 million in the first three months of fiscal 2020.

Net cash used in financing activities:  Net cash used in financing activities was $0.2 million for the three months ended August 1, 2020 compared to $4.7 million in the same period one year ago. Principal payments on long-term obligations for the first three months of fiscal 2021 were $0.2 million compared to $1.2 million during the first three months of fiscal 2020, which was mostly related to contingent liability payments. Dividends of $2.3 million, or $0.05 per share, paid to Daktronics shareholders during the first three months of fiscal 2020, while there were no dividends paid during the first three months of fiscal 2021. During the first three months of fiscal 2020, we repurchased $1.2 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in the first three months of fiscal 2021. As part of our COVID-19 response, our Board of Directors has suspended dividends and stock repurchases for the foreseeable future.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $118.3 million and $106.0 million at August 1, 2020 and May 2, 2020, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $5.7 million of retainage on long-term contracts included in receivables and contract assets as of August 1, 2020, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35.0 million, including up to $15.0 million for commercial and standby letters of credit.  The credit agreement and amendments require us to be in compliance with certain financial ratios and other covenants and contain customary events of default, including failure to comply with covenants, failure by us to pay or discharge material judgments and taxes, bankruptcy, failure pay loans and fees, and change of control. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans repayment, obtain securitized assets, and require collateralization of outstanding letters of credit. As of August 1, 2020, $15.0 million had been advanced to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6.8 million. As of August 1, 2020, we were in compliance with all applicable bank loan covenants.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of August 1, 2020, we had $8.0 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At August 1, 2020, we had $35.1 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting capital expenditures to be approximately $15 million for fiscal 2021. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

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

We believe the audio-visual industry fundamentals will drive long-term growth for our business, but the near-term outlook shows contraction and greater volatility overall. We expect our customers will continue to have disruptions in revenue caused by COVID-19 throughout the current fiscal year. While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we have or are taking proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include:

•	preserving liquidity by drawing down $15 million from our existing line of credit and pursuing other sources of financing;

•	reducing investments in capital assets; we estimate approximately $15 million in capital expenses in fiscal year 2021;

•	reducing executive pay and Board member compensation;

•	utilizing tax and other government opportunities to improve liquidity;

•	temporarily furloughing and permanently reducing our staffing and reducing salaries, where necessary, to maintain a right-sized skilled workforce;

•	instituting other cost reductions across the business;

•	suspending stock repurchases under our share repurchase program; and

•	suspending dividend declarations for the foreseeable future.

We believe these measures are necessary to help preserve our ability to borrow for liquidity needs and provide adequate working capital to weather the economic downturn caused by the COVID-19 pandemic. However, no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all, or that these strategies will be successful. We continue to carefully monitor this crisis, its impact on market demand, and our expense structure and will take additional actions as needed.

Off-Balance Sheet Arrangements and Contractual Obligations

There has been no material change in our off-balance sheet arrangements and contractual obligations since the end of our 2020 fiscal year on May 2, 2020. For additional information, see our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. In the first quarter of fiscal 2021, we adopted Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350) and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, as described in "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2020.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. There have been no material changes in our exposure to these risks during the first three months of fiscal 2021.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of August 1, 2020, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 1, 2020, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended August 1, 2020, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.  They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended August 1, 2020, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 28, 2020

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

10.4	Third Amendment to Credit Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (1).
10.5	Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (1).
10.6	Daktronics, Inc. 2015 Stock Incentive Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).
10.7	Form of Restricted Stock Award Agreement under the 2015 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2015).
10.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2015).
10.9	Form of Incentive Stock Option Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2015).
10.10	Form of Restricted Stock Unit Terms and Conditions under the 2015 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2015).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended August 1, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.