Form 10-Q
period 2020-10-31
DAKTRONICS INC /SD/
filed 2020-12-03
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

or
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

The number of shares of the registrant’s common stock outstanding as of November 30, 2020 was 62,750,443.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	October 31, 2020	May 2, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,836	$40,398
Restricted cash	3,617	14
Marketable securities	983	1,230
Accounts receivable, net	74,682	72,577
Inventories	71,428	86,803
Contract assets	26,707	35,467
Current maturities of long-term receivables	2,439	3,519
Prepaid expenses and other current assets	7,650	9,629
Income tax receivables	129	548
Property and equipment and other assets available for sale	1,953	1,817
Total current assets	259,424	252,002

Property and equipment, net	64,475	67,484
Long-term receivables, less current maturities	594	1,114
Goodwill	8,050	7,743
Intangibles, net	2,702	3,354
Investment in affiliates and other assets	24,943	27,683
Deferred income taxes	13,323	13,271
TOTAL ASSETS	$373,511	$372,651

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,274	$47,834
Contract liabilities	47,107	50,897
Accrued expenses	32,681	36,626
Warranty obligations	10,383	9,764
Income taxes payable	2,949	844
Total current liabilities	130,394	145,965

Long-term warranty obligations	16,217	15,860
Long-term contract liabilities	10,741	10,707
Other long-term obligations	24,586	22,105
Long-term income taxes payable	697	582
Deferred income taxes	471	452
Total long-term liabilities	52,712	49,706

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except per share data) (unaudited)

	October 31, 2020	May 2, 2020
SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 46,094,125 and 45,913,209 shares issued at October 31, 2020 and May 2, 2020, respectively	60,010	60,010
Additional paid-in capital	45,575	44,627
Retained earnings	95,973	85,090
Treasury Stock, at cost, 1,297,409 and 1,343,281 shares at October 31, 2020 and May 2, 2020, respectively	(7,297)	(7,470)
Accumulated other comprehensive loss	(3,856)	(5,277)
TOTAL SHAREHOLDERS' EQUITY	190,405	176,980
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$373,511	$372,651

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$127,367	$174,911	$271,011	$355,167
Cost of sales	94,053	134,824	201,936	269,575
Gross profit	33,314	40,087	69,075	85,592

Operating expenses:
Selling	12,654	16,177	24,210	34,474
General and administrative	7,264	8,965	14,388	18,058
Product design and development	6,737	10,121	14,269	20,621
	26,655	35,263	52,867	73,153
Operating income	6,659	4,824	16,208	12,439

Nonoperating (expense) income:
Interest income	66	162	151	431
Interest expense	(84)	(31)	(157)	(66)
Other (expense) income, net	(837)	(514)	(1,464)	(321)

Income before income taxes	5,804	4,441	14,738	12,483
Income tax expense (benefit)	2,388	(2,833)	3,855	(1,821)
Net income	$3,416	$7,274	$10,883	$14,304

Weighted average shares outstanding:
Basic	44,893	45,115	44,808	45,114
Diluted	44,977	45,267	44,947	45,361

Earnings per share:
Basic	$0.08	$0.16	$0.24	$0.32
Diluted	$0.08	$0.16	$0.24	$0.32

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Net income	$3,416	$7,274	$10,883	$14,304

Other comprehensive income (loss):
Cumulative translation adjustments	384	146	1,421	(380)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	3	—	44
Total other comprehensive income (loss), net of tax	384	149	1,421	(336)
Comprehensive income	$3,800	$7,423	$12,304	$13,968

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	60,010	45,192	92,557	(7,297)	(4,240)	186,222
Net income	—	—	3,416	—	—	3,416
Cumulative translation adjustments	—	—	—	—	384	384
Share-based compensation	—	508	—	—	—	508
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Balance as of October 31, 2020	$60,010	$45,575	$95,973	$(7,297)	$(3,856)	$190,405
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	58,478	43,204	98,373	(3,021)	(4,841)	192,193
Net income	—	—	7,274	—	—	7,274
Cumulative translation adjustments	—	—	—	—	146	146
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	3	3
Share-based compensation	—	541	—	—	—	541
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	798	—	—	—	—	798
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(495)	—	(495)
Balance as of November 2, 2019	$59,276	$43,546	$103,397	$(3,516)	$(4,692)	$198,011
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,883	$14,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,564	8,724
(Gain) loss on sale of property, equipment and other assets	(162)	30
Share-based compensation	1,047	1,184
Equity in loss of affiliates	1,145	241
Provision for doubtful accounts	153	(535)
Deferred income taxes, net	2	(64)
Change in operating assets and liabilities	18,343	(34,156)
Net cash provided by (used in) operating activities	39,975	(10,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,776)	(9,768)
Proceeds from sales of property, equipment and other assets	341	149
Proceeds from sales or maturities of marketable securities	247	22,775
Purchases of and loans to equity investment	(903)	(896)
Net cash (used in) provided by investing activities	(6,091)	12,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(220)	(1,931)
Dividends paid	—	(4,500)
Payments for common shares repurchased	—	(1,682)
Tax payments related to RSU issuances	(125)	(199)
Net cash used in financing activities	(345)	(8,312)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(498)	(94)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33,041	(6,418)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	40,412	35,742
End of period	$73,453	$29,324

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$113	$117
Income taxes, net of refunds	1,171	1,051

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	660	1,469
Contributions of common stock under the ESPP	—	1,577
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions affecting the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ending May 1, 2021 will consist of 52 weeks and the fiscal year ended May 2, 2020 was a 53-week year; therefore, the six months ended October 31, 2020 contains operating results for 26 weeks while the six months ended November 2, 2019 contains operating results for 27 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. We have bank guarantees that are secured with cash collateral which is maintained in the restricted cash account.

	October 31, 2020	November 2, 2019
Cash and cash equivalents	$69,836	$29,265
Restricted cash	3,617	59
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$73,453	$29,324

Other Business Developments - Coronavirus Pandemic

During the first six months of fiscal 2021, we continued to see the global spread of the coronavirus pandemic ("COVID-19"), which grew to create significant volatility, uncertainty and global economic disruption. As disclosed in our Current Report on Form 8-K filed on April 1, 2020, we are taking proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include preserving liquidity by drawing down $15,000 of our existing line of credit, which is included in the "Other long-term obligations" line item in our condensed consolidated balance sheets. In addition, we are pursuing other sources of financing, reducing investments in capital assets, have reduced executive pay and board member compensation, and have or are continuing to institute initiatives to reduce other costs in the business. Our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends for the foreseeable future. We believe these measures help to preserve our ability to borrow for liquidity needs and position us well for when the pandemic passes and economies begin to recover.

During fiscal 2020, we offered special voluntary retirement and voluntary exit incentive program ("Offering") and during the first six months of fiscal 2021, we conducted two reductions in force ("RIF") to adjust our capacity and reduce on-going expenses due to the reduced revenue and uncertainties created by the COVID-19 pandemic. During the first quarter of fiscal 2021, 60 employees agreed to participate in the Offering and completed employment. The approximate cost of this Offering was $931 during the first quarter of fiscal 2021. Under the RIF, employment was terminated with 108 employees with severance totaling $1,426 during the first quarter of fiscal 2021 and 150 employees with severance totaling $2,742 during the second quarter of fiscal 2021.

Various government programs have been announced which provide financial relief for affected businesses that suffered reductions in revenue resulting from the COVID-19 pandemic including the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada, the Australian JobKeeper subsidy in Australia, the Temporary COVID-19 Wage Subsidy in Ireland, and the Job Retention Program in the United Kingdom. We received governmental wage subsidies of $812 during the first quarter of fiscal 2021 and $566 during the second quarter of fiscal 2021 and recorded such as a reduction of compensation expense, which is mostly included in the "Costs of sales" line item in our condensed consolidated statements of operations. Under the Coronavirus Aid, Relief, and Economic Security Act, we have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period. The payroll tax deferral period ends on December 31, 2020. As of October 31, 2020 the total amount of such deferral was $3,976, which is included in the "Other long-term obligations" line item in our condensed consolidated balance sheet. Per the terms of the deferral program, 50 percent of the deferred amount is due on December 31, 2021 with the remaining 50 percent due on December 31, 2022.

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

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts:
Balance as of May 2, 2020	$2,828
Charged to costs and expenses	1,428
Deductions (1)	(1,040)
Balance as of October 31, 2020	$3,216
(1) Includes accounts determined to be uncollectible and charged against reserves.

Accounting Standards Not Yet Adopted

There are no significant ASU's issued not yet adopted as of October 31, 2020.

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

The aggregate amount of investments accounted for under the equity method was $16,112 and $17,257 at October 31, 2020 and May 2, 2020, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the six months ended October 31, 2020 and November 2, 2019, our share of the losses of our affiliates was $1,145 and $241, respectively. We purchased services for research and development activities from our equity method investments. The total of these related party transactions was $560 for the six months ended October 31, 2020, which was included in the "Product design and development" line item in in our condensed consolidated statement of operations and remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheet.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 31, 2020 and November 2, 2019:

	Net income	Shares	Per share income
For the three months ended October 31, 2020
Basic earnings per share	$3,416	44,893	$0.08
Dilution associated with stock compensation plans	—	84	—
Diluted earnings per share	$3,416	44,977	$0.08
For the three months ended November 2, 2019
Basic earnings per share	$7,274	45,115	$0.16
Dilution associated with stock compensation plans	—	152	—
Diluted earnings per share	$7,274	45,267	$0.16
For the six months ended October 31, 2020
Basic earnings per share	$10,883	44,808	$0.24
Dilution associated with stock compensation plans	—	139	—
Diluted earnings per share	$10,883	44,947	$0.24
For the six months ended November 2, 2019
Basic earnings per share	$14,304	45,114	$0.32
Dilution associated with stock compensation plans	—	247	—
Diluted earnings per share	$14,304	45,361	$0.32

Options outstanding to purchase 2,348 shares of common stock with a weighted average exercise price of $9.28 for the three months ended October 31, 2020 and 2,282 shares of common stock with a weighted average exercise price of $9.90 for the three months ended November 2, 2019 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,233 shares of common stock with a weighted average exercise price of $9.61 for the six months ended October 31, 2020 and 2,238 shares of common stock with a weighted average exercise price of $9.97 for the six months ended November 2, 2019 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 31, 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,508	$27,302	$5,091	$8,975	$6,367	$51,243
Limited configuration	22,611	4,611	21,696	5,825	8,224	62,967
Service and other	4,237	5,909	791	523	1,697	13,157
	$30,356	$37,822	$27,578	$15,323	$16,288	$127,367
Timing of revenue recognition
Goods/services transferred at a point in time	$23,226	$6,736	$19,718	$5,930	$8,468	$64,078
Goods/services transferred over time	7,130	31,086	7,860	9,393	7,820	63,289
	$30,356	$37,822	$27,578	$15,323	$16,288	$127,367

	Six Months Ended October 31, 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,235	$69,277	$12,759	$16,699	$10,379	$121,349
Limited configuration	45,166	10,030	42,384	12,091	16,877	126,548
Service and other	7,461	9,989	1,378	1,031	3,255	23,114
	$64,862	$89,296	$56,521	$29,821	$30,511	$271,011
Timing of revenue recognition
Goods/services transferred at a point in time	$46,118	$12,950	$39,086	$12,304	$17,647	$128,105
Goods/services transferred over time	18,744	76,346	17,435	17,517	12,864	142,906
	$64,862	$89,296	$56,521	$29,821	$30,511	$271,011

	Three Months Ended November 2, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,007	$41,413	$5,186	$12,419	$10,542	$78,567
Limited configuration	26,654	11,513	24,127	7,383	13,124	82,801
Service and other	3,990	6,393	880	528	1,752	13,543
	$39,651	$59,319	$30,193	$20,330	$25,418	$174,911
Timing of revenue recognition
Goods/services transferred at a point in time	$27,304	$13,169	$22,112	$7,521	$13,500	$83,606
Goods/services transferred over time	12,347	46,150	8,081	12,809	11,918	91,305
	$39,651	$59,319	$30,193	$20,330	$25,418	$174,911

	Six Months Ended November 2, 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$21,972	$87,000	$11,216	$24,316	$26,220	$170,724
Limited configuration	53,889	19,226	47,927	13,970	23,054	158,066
Service and other	7,825	12,399	1,515	1,062	3,576	26,377
	$83,686	$118,625	$60,658	$39,348	$52,850	$355,167
Timing of revenue recognition
Goods/services transferred at a point in time	$55,007	$22,289	$44,711	$14,218	$23,688	$159,913
Goods/services transferred over time	28,679	96,336	15,947	25,130	29,162	195,254
	$83,686	$118,625	$60,658	$39,348	$52,850	$355,167

See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.

Contract balances
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed according to the contract terms. Contract liabilities represent amounts billed to the customers in excess of revenue recognized to date.

The following table reflects the changes in our contract assets and liabilities:

	October 31, 2020	May 2, 2020	Dollar Change	Percent Change
Contract assets	$26,707	$35,467	$(8,760)	(24.7)%
Contract liabilities - current	47,107	50,897	(3,790)	(7.4)
Contract liabilities - noncurrent	10,741	10,707	34	0.3

The changes in our contract assets and contract liabilities from May 2, 2020 to October 31, 2020 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the six months ended October 31, 2020.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

October 31, 2020
Balance at beginning of period	$24,490
New contracts sold	20,756
Less: reductions for revenue recognized	(20,290)
Foreign currency translation and other	560
Balance at end of period	$25,516

As of October 31, 2020 and May 2, 2020, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses are included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the six months ended October 31, 2020, we recognized revenue of $37,973 related to our contract liabilities as of May 2, 2020.

Remaining performance obligations
As of October 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was $254,253. We expect approximately $211,663 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at October 31, 2020 are $200,505 and $53,748, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units. We evaluate segment performance based on operating results through contribution margin, which is comprised of gross profit less selling expense. We exclude general and administration expense, product design and development expense, non-operating income and expense, and income tax expense (benefit) in the segment analysis. Separate financial information is available and regularly evaluated by our chief operating decision-maker (CODM), who is our president and chief executive officer, in making resource allocation decisions for our segments.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:
Commercial	$30,356	$39,651	$64,862	$83,686
Live Events	37,822	59,319	89,296	118,625
High School Park and Recreation	27,578	30,193	56,521	60,658
Transportation	15,323	20,330	29,821	39,348
International	16,288	25,418	30,511	52,850
	127,367	174,911	271,011	355,167

Gross profit:
Commercial	8,578	7,862	16,320	17,080
Live Events	7,300	11,934	16,654	24,671
High School Park and Recreation	8,497	9,224	18,973	19,411
Transportation	5,312	7,003	10,455	13,757
International	3,627	4,064	6,673	10,673
	33,314	40,087	69,075	85,592

Contribution margin: (1)
Commercial	4,781	2,853	9,222	6,937
Live Events	4,881	8,362	12,019	17,234
High School Park and Recreation	5,951	5,988	13,866	12,580
Transportation	4,446	5,895	8,827	11,347
International	601	812	931	3,020
	20,660	23,910	44,865	51,118

Non-allocated operating expenses:
General and administrative	7,264	8,965	14,388	18,058
Product design and development	6,737	10,121	14,269	20,621
Operating income	6,659	4,824	16,208	12,439

Nonoperating income (expense):
Interest income	66	162	151	431
Interest expense	(84)	(31)	(157)	(66)
Other (expense) income, net	(837)	(514)	(1,464)	(321)

Income before income taxes	5,804	4,441	14,738	12,483
Income tax expense (benefit)	2,388	(2,833)	3,855	(1,821)
Net income	$3,416	$7,274	$10,883	$14,304

Depreciation and amortization:
Commercial	$721	$895	$1,493	$1,869
Live Events	1,424	1,394	2,875	2,792
High School Park and Recreation	492	507	988	1,019
Transportation	234	252	471	516
International	701	563	1,394	1,087
Unallocated corporate depreciation	655	730	1,343	1,441
	$4,227	$4,341	$8,564	$8,724

(1) Contribution margin consists of gross profit less selling expense.

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States.  The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:
United States	$108,453	$147,106	$236,522	$296,566
Outside United States	18,914	27,805	34,489	58,601
	$127,367	$174,911	$271,011	$355,167

	October 31, 2020	May 2, 2020
Property and equipment, net of accumulated depreciation:
United States	$55,522	$58,422
Outside United States	8,953	9,062
	$64,475	$67,484

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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 31, 2020 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2020	$2,266	$3,144	$38	$2,295	$7,743
Foreign currency translation	15	106	15	171	307
Balance as of October 31, 2020	$2,281	$3,250	$53	$2,466	$8,050

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on November 4, 2019 and concluded no goodwill impairment existed. We are currently in the process of completing our annual analysis as of the first business day of our third quarter of fiscal 2021, which began on November 2, 2020.

In March 2020, we began to see the impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability and stock price. This, along with other market conditions, led us to perform an interim goodwill impairment analysis in the fourth quarter of fiscal 2020. After evaluating our results, events and circumstances, we determined no goodwill impairment was necessary. Although the COVID-19 pandemic continues to cause uncertainty, in the second quarter of fiscal 2021, we considered if any new events had occurred or if circumstances had changed such that it was more likely than not that the fair value of any of our reporting units was below its carrying amount, and we did not identify any further impairment indicators; therefore, we did not perform an additional interim impairment analysis.

Note 7. Receivables

We invoice customers based on a billing schedule as established in our contracts.  We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables.  Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $3,216 and $2,828 at October 31, 2020 and May 2, 2020, respectively. Included in accounts receivable as of October 31, 2020 and May 2, 2020 was $621 and $687, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months.  The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost.  We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid.  The present value of long-term contracts, including accrued interest and current maturities, was $3,033 and $4,633 as of October 31, 2020 and May 2, 2020, respectively.  Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024.  The face value of long-term receivables was $3,192 as of October 31, 2020 and $5,166 as of May 2, 2020.

Note 8. Financing Agreements
On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35,000, including up to $20,000 for commercial and standby letters of credit.  The credit agreement and amendments require us to be in compliance with certain financial ratios and other covenants and contain customary events of default, including failure to comply with covenants, failure to pay or discharge material judgments and taxes, bankruptcy, failure to pay loans and fees, and change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate loans repayment, obtain securitized assets, and require collateralization of outstanding letters of credit. As of October 31, 2020, $15,000 had been advanced to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6,853.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics restricted cash accounts. As of October 31, 2020, we had $3,122 of such instruments outstanding.

As of October 31, 2020, we were in compliance with all applicable bank loan covenants.

Note 9. Share Repurchase Program

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

During the six months ended October 31, 2020, we had no repurchases of shares of our outstanding common stock. During the six months ended November 2, 2019, we repurchased 270 shares of common stock at a total cost of $1,682. As of October 31, 2020, we had $32,539 of remaining capacity under our current share repurchase program.

As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

Note 10. Commitments and Contingencies

Litigation:  We are a party to legal proceedings and claims which arise during the ordinary course of business.

As of October 31, 2020 and May 2, 2020, $2,166 and $2,072, respectively, were included in the "Accrued expenses" line item in our condensed consolidated balance sheets for the probable and reasonably estimated cost to settle a patent litigation claim.

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

Warranties:  Changes in our warranty obligation for the six months ended October 31, 2020 consisted of the following:

October 31, 2020
Beginning accrued warranty obligations	$25,624
Warranties issued during the period	5,001
Settlements made during the period	(2,817)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,208)
Ending accrued warranty obligations	$26,600

Performance guarantees:  We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts.  As of October 31, 2020, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $6,853, $3,122 and $31,314, respectively.  Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract.  These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss.  We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of October 31, 2020, we were not aware of any indemnification claim from a customer.

Note 11. Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

Our effective tax rate for the three and six months ended October 31, 2020 was 41.1 percent and 26.2 percent, respectively, as compared to an effective tax rate benefit of 63.8 percent and 14.6 percent for the three and six months ended November 2, 2019. The change in the effective tax rates are primarily driven by a decrease in tax credits and other permanent differences as a percentage of estimated current fiscal year pre-tax income.

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

As of October 31, 2020, undistributed earnings of our foreign subsidiaries are considered to be reinvested indefinitely. Additionally, we had $697 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 12. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2020 and May 2, 2020 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 31, 2020
Cash and cash equivalents	$69,836	$—	$—	$69,836
Restricted cash	3,617	—	—	3,617
Available-for-sale securities:
Certificates of deposit	—	983	—	983
Derivatives - asset position	—	41	—	41
Derivatives - liability position	—	(31)	—	(31)
Acquisition-related contingent consideration	—	—	(456)	(456)
	$73,453	$993	$(456)	$73,990
Balance as of May 2, 2020
Cash and cash equivalents	$40,398	$—	$—	$40,398
Restricted cash	14	—	—	14
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	261	—	261
Derivatives - liability position	—	(17)	—	(17)
Acquisition-related contingent consideration	—	—	(761)	(761)
	$40,412	$1,474	$(761)	$41,125

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the six months ended October 31, 2020 is as follows:

Acquisition-related contingent consideration as of May 2, 2020	$761
Additions	83
Settlements	(400)
Interest	12
Acquisition-related contingent consideration as of October 31, 2020	$456

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

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Report. The preparation of these condensed financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to total costs on long-term construction-type contracts, costs to be incurred for product warranties and extended maintenance contracts, bad debts, excess and obsolete inventory, income taxes, share-based compensation, goodwill impairment and contingencies. Our estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer's needs. Historically, our third fiscal quarter sales and profit levels are lighter than other quarters due to the seasonality of our sports business, construction cycles, and the reduced number of production days due to holidays in the quarter.

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

GENERAL

Our mission is to be the world leader at informing and entertaining audiences through dynamic audiovisual communication systems. We organize into business units to focus on customer loyalty over time to earn new and replacement business because our products have a finite lifetime. See "Note 5. Segment Reporting" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).

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

Throughout the first six months of fiscal 2021, employees have worked from home where possible, and we have limited travel for the time being. When unable to work safely or within the various regulations in certain geographies and locations and because demand decreased, our sales, manufacturing and field service teams have reduced capacity and furloughed employees.

Our sales teams have continued to engage our customers to promote our value, mostly virtually, across our diverse markets and geographies. However, our customers reduced their spend on audiovisual systems and related services through the first half of our fiscal year as they work through the economic and business implications of COVID-19. We took corresponding actions to reduce operating expenses to align with expected order and sales declines expected for the remainder of the year. These expense reductions vary in permanency and may change throughout the fiscal year.

Our supply chain team has remained alert to potential short supply situations and shipping disruptions, and, if necessary, we are utilizing alternative sources and shipping methods.

We expect the COVID-19 pandemic to continue to have an adverse impact on our revenue and our results of operations, the amount and duration of which we are currently unable to predict. The global impact of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the pandemic, the availability and effectiveness of vaccines, travel restrictions and social distancing requirements in the United States and other countries, the pace and extent of the economic recovery, and any change in trends and practices in how people gather. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our business.

As we continue through fiscal 2021, our operating results are going to be challenged due to this crisis. We continue to manage our cost structure to meet the uncertain demand, while taking additional cost reductions as needed. Our customers' businesses are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of our customers may cause us to alter our business terms or to cease doing business with a particular customer. Further, the potential impact of the COVID-19 pandemic on their businesses could adversely impact our customers' ability to pay us for work performed and increase our future estimate of credit losses.

In addition to the COVID-19 impacts noted above, the outlook and unique key growth drivers and challenges by our business units include:

Commercial Business Unit: In the near-term, our customers who rely on advertising revenues for Out-of-Home ("OOH") advertising or who are reliant on customer foot-traffic to drive sales have been adversely impacted by stay-at-home or quarantine orders which started in March 2020 with varied or no published expiration. These customers are expected to delay their discretionary capital spending through the COVID-19 economic recovery. Businesses using our displays for self-promotion or on-premise advertising may have reduced budgets for the foreseeable future or may choose to utilize displays as part of their recovery, both actions creating an impact to the Commercial business' near-term outlook. We cannot reasonably estimate the magnitude or length of time our Commercial business will be adversely impacted.

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

Live Events Business Unit: Our customers have been adversely impacted by governmental limitations on the number of people allowed to gather in certain spaces which started in March 2020 with varied or no published expiration. In the near-term, our customers who rely on advertising and event revenues are expected to delay spending on projects because of the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the long-term demand for our systems.

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

High School Park and Recreation Business Unit: In the near-term, our customers who rely on advertising revenue for sports installations or who may be impacted by governmental tax revenue availability may choose to delay spending on projects because of the impacts on their business caused by the COVID-19 pandemic.

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

Transportation Business Unit: In the near term, customers in the mass-transit and airport part of the market are expected to delay spending as a result of the limited use of this infrastructure and impact on their financial stability during the COVID-19 pandemic. In the long-term, roadway projects may be impacted due to reduced tax revenues. That impact will increase as the duration of the reduction in infrastructure usage continues.

Over the long-term, we believe growth in the Transportation business unit will result from a number of factors including:

•	Increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.

•
Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source.

•
Expanded use of dynamic messaging systems for advertising and wayfinding use in public transport and airport terminals due to expanded market usage and displays, with LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.

International Business Unit: In the near-term, our customers who rely on advertising, retail, event revenues and governmental tax revenue availability are expected to delay spending on projects due to the impacts caused by the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the long-term demand for our systems.

Over the long-term, we believe growth in the International business unit will result from a number of factors including:

•
Achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East.

•
Continued focus on sports facility, spectacular-type, OOH advertising products, and architectural lighting market opportunities and the factors listed in each of the other business units to the extent they apply outside of the United States and Canada.

•
Additional opportunities exist with expanded market usage of LED technology due to price considerations, usage of LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ending May 1, 2021 will consist of 52 weeks and the fiscal year ended May 2, 2020 was a 53-week year; therefore, the six months ended October 31, 2020 contains operating results for 26 weeks while the six months ended November 2, 2019 contains operating results for 27 weeks.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

Net Sales

	Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019	Dollar Change	Percent Change
Net sales:
Commercial	$30,356	$39,651	$(9,295)	(23.4)%
Live Events	37,822	59,319	(21,497)	(36.2)
High School Park and Recreation	27,578	30,193	(2,615)	(8.7)
Transportation	15,323	20,330	(5,007)	(24.6)
International	16,288	25,418	(9,130)	(35.9)
	$127,367	$174,911	$(47,544)	(27.2)%
Orders:
Commercial	$32,590	$43,513	$(10,923)	(25.1)%
Live Events	40,684	41,008	(324)	(0.8)
High School Park and Recreation	20,117	22,853	(2,736)	(12.0)
Transportation	11,633	16,992	(5,359)	(31.5)
International	30,642	26,756	3,886	14.5
	$135,666	$151,122	$(15,456)	(10.2)%

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic. The change in sales was also related to fluctuations in the timing of order bookings, and related conversion to sales. The change in orders was also impacted by the timing of large contract orders which cause lumpiness.

During the quarter, we booked two multimillion-dollar orders in the Live Events business unit and the International business unit orders increased for the three months ended October 31, 2020 compared to the same period one year ago primarily due to multimillion-dollar transportation related projects and account-based order placements in the OOH advertising customer niche.

Product Order Backlog

The product order backlog as of October 31, 2020 was $201 million as compared to $182 million as of November 2, 2019 and $192 million at the end of the first quarter of fiscal 2021.  Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders.  The product order backlog as of October 31, 2020 increased in the Live Events, High School Park and Recreation, Transportation, and International business units and decreased in the Commercial business unit from November 2, 2019.

Gross Profit

	Three Months Ended
	October 31, 2020		November 2, 2019
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$8,578	28.3%	$7,862	19.8%
Live Events	7,300	19.3	11,934	20.1
High School Park and Recreation	8,497	30.8	9,224	30.6
Transportation	5,312	34.7	7,003	34.4
International	3,627	22.3	4,064	16.0
	$33,314	26.2%	$40,087	22.9%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The improved gross profit rate is a result of the mix of service agreement sales in second quarter fiscal 2021 as compared to the second quarter of fiscal 2020. During the second quarter of fiscal 2020, we experienced additional expenses of approximately $3.0 million for project delivery costs and for an existing litigation claim estimate, and $0.6 million in tariff related expenses, decreasing the gross profit rate in that period.

We continued to see the global spread of COVID-19 impact order volumes and we took various steps to solidify our financial position and reduce expenses. During the second quarter of fiscal 2021, we conducted a reduction in force of 150 employees to adjust our ca pacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic. The approximate cost was $1.3 million and is included in the "Costs of sales" line item in our condensed consolidated statements of operations, which was offset by $0.4 million of governmental wage subsidies.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter. This was due to lower on-site demand as events were not being held. We believe this higher gross profit level will not be sustained in future quarters. Total warranty as a percent of sales decreased to 0.6 percent for the three months ended October 31, 2020 as compared to 2.2 percent during the three months ended November 2, 2019.

Contribution Margin

	Three Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$4,781	15.7%	67.6%	$2,853	7.2%
Live Events	4,881	12.9	(41.6)	8,362	14.1
High School Park and Recreation	5,951	21.6	(0.6)	5,988	19.8
Transportation	4,446	29.0	(24.6)	5,895	29.0
International	601	3.7	(26.0)	812	3.2
	$20,660	16.2%	(13.6)%	$23,910	13.7%

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

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted by a decrease in personnel related expenses offset by severance costs for reductions in force, as well as reductions in travel and entertainment, marketing, and convention related expenses as a result of the economic downturn caused by the COVID-19 pandemic. This was partially offset by a bad debt recovery in the International business unit from the prior year.

Other Operating Expenses

	Three Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$7,264	5.7%	(19.0)%	$8,965	5.1%
Product design and development	$6,737	5.3%	(33.4)%	$10,121	5.8%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the second quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to decreases in personnel related expenses and professional fees offset by severance costs from the reduction in force. This was to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

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

Product design and development expenses in the second quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to decreased labor costs and professional services assigned to product design and development projects, offset by severance costs for the reduction in force. This was to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Other Income and Expenses

	Three Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest (expense) income, net	$(18)	—%	(113.7)%	$131	0.1%
Other (expense) income, net	$(837)	(0.7)%	62.8%	$(514)	(0.3)%

Interest (expense) income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on our line of credit and any long-term obligations.

The change in interest income and expense, net for the second quarter of fiscal 2021 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and interest expense for our drawings on the line of credit.

Other (expense) income, net:  The change in other income and expense, net for the second quarter of fiscal 2021 as compared to the same period one year ago was primarily due to foreign currency volatility and the increases in the losses recorded for equity method affiliates.

Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

We have recorded an effective tax rate of 41.1 percent for the second quarter of fiscal 2021 as compared to an effective tax rate benefit of 63.8 percent for the second quarter of fiscal 2020. The change in the effective tax rate is primarily driven by a decrease in tax credits and other permanent differences as a percentage of estimated current fiscal year pre-tax income.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

Net Sales

	Six Months Ended
(in thousands)	October 31, 2020	November 2, 2019	Dollar Change	Percent Change
Net sales:
Commercial	$64,862	$83,686	$(18,824)	(22.5)%
Live Events	89,296	118,625	(29,329)	(24.7)
High School Park and Recreation	56,521	60,658	(4,137)	(6.8)
Transportation	29,821	39,348	(9,527)	(24.2)
International	30,511	52,850	(22,339)	(42.3)
	$271,011	$355,167	$(84,156)	(23.7)%
Orders:
Commercial	$58,123	$82,161	$(24,038)	(29.3)%
Live Events	82,544	107,977	(25,433)	(23.6)
High School Park and Recreation	48,216	53,405	(5,189)	(9.7)
Transportation	24,722	39,207	(14,485)	(36.9)
International	44,214	55,835	(11,621)	(20.8)
	$257,819	$338,585	$(80,766)	(23.9)%

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as the six months ended November 2, 2019 included 27 weeks compared to the more common 26 weeks. The six months ended October 31, 2020 contained 26 weeks.

For net sales, during the first six months ended October 31, 2020, we achieved a $10.4 million per week average run rate as compared to $13.2 million per week during the first six months ended November 2, 2019, or an approximate 21 percent decrease. The change in sales was also related to fluctuations in the timing of order bookings, and related conversion to sales.

For orders, during the first six months ended October 31, 2020, we achieved a $9.9 million per week average run rate as compared to $12.5 million per week during the first six months ended November 2, 2019, or an approximate 21 percent decrease. The change in orders was also impacted by the timing of large contract orders which cause lumpiness.

Gross Profit

	Six Months Ended
	October 31, 2020		November 2, 2019
	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$16,320	25.2%	$17,080	20.4%
Live Events	16,654	18.7	24,671	20.8
High School Park and Recreation	18,973	33.6	19,411	32.0
Transportation	10,455	35.1	13,757	35.0
International	6,673	21.9	10,673	20.2
	$69,075	25.5%	$85,592	24.1%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the six months ended October 31, 2020 compared to the same period one year ago was the result of the mix of service agreement sales. During the second quarter of fiscal 2020, we experienced additional expenses of approximately $3.0 million for project delivery costs and for an existing litigation claim estimate, and $1.4 million in tariff related expenses, decreasing the gross profit rate for the year. We continued to see the global spread of COVID-19 impact order volumes and we took various steps to solidify our financial position and reduce expenses. During the first six months of fiscal 2021, we completed a special voluntary retirement and voluntary exit offering with 60 employees and we conducted a reduction in force of 258 employees to adjust our capacity and reduce on-going expenses due to the uncertainties created by the COVID-19 pandemic. The approximate cost of these programs included in the "Costs of sales" line item in our condensed consolidated statements of operations was $2.8 million, which was offset by $1.0 million of governmental wage subsidies.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the six months ended October 31, 2020. This was due to lower on-site demand as events were not being held. We believe this higher gross profit level will not be sustained in future quarters. Total warranty as a percent of sales decreased to 1.4 percent for the six months ended October 31, 2020 as compared to 2.2 percent during the six months ended November 2, 2019.

Contribution Margin

	Six Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Commercial	$9,222	14.2%	32.9%	$6,937	8.3%
Live Events	12,019	13.5	(30.3)	17,234	14.5
High School Park and Recreation	13,866	24.5	10.2	12,580	20.7
Transportation	8,827	29.6	(22.2)	11,347	28.8
International	931	3.1	(69.2)	3,020	5.7
	$44,865	16.6%	(12.2)%	$51,118	14.4%

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

All areas of selling expenses were impacted as a result of the economic downturn caused by the COVID-19 pandemic. In addition, the six months ended November 2, 2019 included 27 weeks compared to the 26 weeks in the six months ended October 31, 2020. Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted by a decrease in personnel related expenses offset by severance costs for reductions in force, as well as reductions in travel and entertainment, marketing, and convention related expenses. This was partially offset by a bad debt recovery in the International business unit from the prior year.

Other Operating Expenses

	Six Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
General and administrative	$14,388	5.3%	(20.3)%	$18,058	5.1%
Product design and development	$14,269	5.3%	(30.8)%	$20,621	5.8%

All areas of operating expenses were impacted as a result of the economic downturn caused by the COVID-19 pandemic. In addition, the six months ended November 2, 2019 included 27 weeks compared to the 26 weeks in the six months ended October 31, 2020.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the six months ended October 31, 2020 decreased as compared to the same period one year ago primarily due to decreases in personnel related expenses and professional fees offset by severance costs from the reduction in force. This was to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

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

Product design and development expenses in the six months ended October 31, 2020 as compared to the same period one year ago decreased primarily due to decreased labor costs and professional services assigned to product design and development projects offset by severance costs for the reduction in force. This was to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Other Income and Expenses

	Six Months Ended
	October 31, 2020			November 2, 2019
	Amount	As a Percent of Net Sales	Percent Change	Amount	As a Percent of Net Sales
(in thousands)
Interest (expense) income, net	$(6)	—%	(101.6)%	$365	0.1%
Other (expense) income, net	$(1,464)	(0.5)%	356.1%	$(321)	(0.1)%

Interest (expense) income, net:  We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables.  Interest expense is comprised primarily of interest costs on our line of credit and any long-term obligations.

The change in interest income and expense, net in the six months ended October 31, 2020 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and interest expense for our drawings on the line of credit.

Other (expense) income, net:  The change in other income and expense, net for the six months ended October 31, 2020 compared to the same period one year ago was primarily due to foreign currency volatility and the increases in the losses recorded for equity method affiliates. During the six months ended October 31, 2020, we recorded equity method affiliate losses of $1.1 million as compared to $0.2 million during the six months ended November 2, 2019.

Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

We have recorded an effective tax rate of 26.2 percent for the six months ended October 31, 2020 as compared to an effective tax rate benefit of 14.6 percent for the six months ended November 2, 2019. The change in the effective tax rate is primarily driven by a decrease in tax credits and other permanent differences as a percentage of estimated current fiscal year pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 31, 2020	November 2, 2019	Percent Change
(in thousands)
Net cash provided by (used in):
Operating activities	$39,975	$(10,272)	(489.2)%
Investing activities	(6,091)	12,260	(149.7)
Financing activities	(345)	(8,312)	(95.8)
Effect of exchange rate changes on cash	(498)	(94)	429.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,041	$(6,418)	(614.8)%

Cash increased by $33.0 million for the first six months of fiscal 2021 as compared to a decrease of $6.4 million in the first six months of fiscal 2020, which is primarily due to cash generation of operations, a decrease in capital expenditures, and suspending our dividend and share repurchase programs.

Net cash provided by (used in) operating activities: Cash generated by operating activities is primarily derived from cash received from customers, offset by cash payments for inventories, subcontractors, employee related costs, and operating expense outflows. Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market.

Net cash provided by operating activities was $40.0 million for the first six months of fiscal 2021 compared to net cash used in operating activities of $10.3 million in the first six months of fiscal 2020. The $50.3 million increase in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	October 31, 2020	November 2, 2019
(Increase) decrease:
Accounts receivable	$(1,558)	$(37,478)
Long-term receivables	1,694	(1,860)
Inventories	16,143	(607)
Contract assets	8,967	(777)
Prepaid expenses and other current assets	2,130	(1,671)
Income tax receivables	439	(3,212)
Investment in affiliates and other assets	425	(661)
Increase (decrease):
Accounts payable	(9,663)	3,329
Contract liabilities	(4,178)	1,696
Accrued expenses	(2,961)	5,640
Warranty obligations	616	345
Long-term warranty obligations	356	1,171
Income taxes payable	2,207	332
Long-term marketing obligations and other payables	3,726	(403)
	$18,343	$(34,156)

Net cash (used in) provided by investing activities: Net cash used in investing activities totaled $6.1 million in the first six months of fiscal 2021 compared to net cash provided by investing activities of $12.3 million in the first six months of fiscal 2020. We had $0.2 million proceeds from sales or maturities of marketable securities in the first six months of fiscal 2021 as compared to $22.8 million in the first six months of fiscal 2020. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities described above. Purchases of property and equipment totaled $5.8 million in the first six months of fiscal 2021 compared to $9.8 million in the first six months of fiscal 2020.

Net cash used in financing activities: Net cash used in financing activities was $0.3 million for the six months ended October 31, 2020 compared to $8.3 million in the same period one year ago. Principal payments on long-term obligations for the first six months of fiscal 2021 were $0.2 million compared to $1.9 million during the first six months of fiscal 2020, which was mostly related to contingent liability payments. Dividends of $4.5 million, or $0.10 per share, paid to Daktronics shareholders during the first six months of fiscal 2020, while there were no dividends paid during the first six months of fiscal 2021. During the first six months of fiscal 2020, we repurchased $1.7 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in the first six months of fiscal 2021. As part of our COVID-19 response, our Board of Directors has suspended dividends and stock repurchases for the foreseeable future.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $129.0 million and $106.0 million at October 31, 2020 and May 2, 2020, respectively.  The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs.  We often receive down payments or progress payments on these orders.

We had $5.7 million of retainage on long-term contracts included in receivables and contract assets as of October 31, 2020, which has an impact on our liquidity. We expect to collect these amounts within one year. We have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35.0 million, including up to $20.0 million for commercial and standby letters of credit.  The credit agreement and amendments require us to be in compliance with certain financial ratios, including the most sensitive covenant of interest bearing debt to earnings before income taxes, depreciation, and amortization of less than 2.5; and other covenants and contain customary events of default, including failure to comply with covenants, failure to pay or discharge material judgments and taxes, bankruptcy, failure to pay loans and fees, and change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate loans repayment, obtain securitized assets, and require collateralization of outstanding letters of credit. As of October 31, 2020, $15.0 million had been advanced to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6.9 million. As of October 31, 2020, $13.1 million of the credit facility remains in place and available. As of October 31, 2020, we were in compliance with all applicable bank loan covenants.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics restricted cash accounts. As of October 31, 2020, we had $3.1 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of October 31, 2020, we had $31.3 million of bonded work outstanding against this line.

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

We believe our working capital available from all sources will be adequate to meet the cash requirements of our operations and strategies in the foreseeable future. If our growth extends beyond current expectations, or if we make significant strategic investments, we may need to utilize and possibly increase our credit facilities or seek other means of financing.  We anticipate we will be able to obtain any needed funds under commercially reasonable terms from our current lenders or other sources, although this availability cannot be guaranteed, especially given the uncertainties resulting from the COVID-19 pandemic.

We believe the audiovisual industry fundamentals will drive long-term growth for our business, but the near-term outlook shows contraction and greater volatility overall. We expect our customers will continue to have disruptions in revenue caused by COVID-19 throughout the current fiscal year. While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we continue to take proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include:

•	preserving liquidity by drawing down $15 million from our existing line of credit and pursuing other sources of financing;

•	reducing investments in capital assets; we estimate approximately $15 million in capital expenses in fiscal year 2021;

•	reducing executive pay and Board member compensation;

•	utilizing tax and other government opportunities to improve liquidity;

•	temporarily furloughing and permanently reducing our staffing and associated salaries, where necessary, to maintain a right-sized skilled workforce;

•	instituting other cost reductions across the business;

•	suspending stock repurchases under our share repurchase program; and

•	suspending dividend declarations for the foreseeable future.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. There have been no material changes in our exposure to these risks during the first six months of fiscal 2021.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2020, which is the end of the period covered by this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2020, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 31, 2020, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the six months ended October 31, 2020, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 2, 2020

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

10.4
Third Amendment to Credit Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.5
Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.6	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).
10.7	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).
10.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).
10.9	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).
10.10	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended October 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. (1)

(1) Filed herewith electronically.