Form 10-Q/A
period 2020-10-31
DAKTRONICS INC /SD/
filed 2020-12-10
CIK 915779

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

The number of shares of the registrant’s common stock outstanding as of November 30, 2020 was 44,966,381.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 (the “Original Form 10-Q”) filed on December 3, 2020 for Daktronics, Inc. (the “Company,” “we,” or “our”) replaces the cover page in the Original Form 10-Q to correct only the number of shares outstanding as of November 30, 2020 to 44,966,381 shares rather than 62,750,443 shares.

In addition, as required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications under Rule 13a-14(e) or Rule 15d-14(a) under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10‑Q/A under Item 6 of Part II of this Form 10-Q/A. Because no financial statements have been included in this Form 10‑Q/A, and because this Form 10‑Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes‑Oxley Act of 2002 because no financial statements are being filed with this Form 10‑Q/A.

Except as described above, this Form 10‑Q/A does not modify or update disclosure in, or exhibits to, the Original Form 10‑Q. Furthermore, this Form 10‑Q/A does not change any previously reported financial results, and it does not reflect events occurring after the date of the Original Form 10‑Q. Information not affected by this Form 10‑Q/A remains unchanged and reflects the disclosures made at the time the Original Form 10‑Q was filed. Accordingly, this Form 10‑Q/A should be read in conjunction with the Original Form 10‑Q and our other filings with the Securities and Exchange Commission.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 9, 2020

Index to Exhibits

The following documents, which are filed as Commission File No. 0-23246, are included as exhibits to this Form 10‑Q/A and filed herewith:

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

5