Form 10-Q
period 2021-01-30
DAKTRONICS INC /SD/
filed 2021-03-03
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of March 1, 2021 was 44,966,381.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended January 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	January 30,	May 2,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,877	$40,398
Restricted cash	3,884	14
Marketable securities	248	1,230
Accounts receivable, net	63,212	72,577
Inventories	72,312	86,803
Contract assets	30,310	35,467
Current maturities of long-term receivables	1,736	3,519
Prepaid expenses and other current assets	7,554	9,629
Income tax receivables	87	548
Property and equipment and other assets available for sale	2,020	1,817
Total current assets	258,240	252,002

Property and equipment, net	61,805	67,484
Long-term receivables, less current maturities	754	1,114
Goodwill	8,262	7,743
Intangibles, net	2,396	3,354
Investment in affiliates and other assets	23,608	27,683
Deferred income taxes	13,382	13,271
TOTAL ASSETS	$368,447	$372,651

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,692	$47,834
Contract liabilities	53,292	50,897
Accrued expenses	26,664	36,626
Warranty obligations	10,766	9,764
Income taxes payable	2,079	844
Total current liabilities	125,493	145,965

Long-term warranty obligations	15,696	15,860
Long-term contract liabilities	10,587	10,707
Other long-term obligations	23,059	22,105
Long-term income taxes payable	554	582
Deferred income taxes	490	452
Total long-term liabilities	50,386	49,706

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 46,264,576 and 45,913,209 shares issued at January 30, 2021 and May 2, 2020, respectively	60,575	60,010
Additional paid-in capital	46,091	44,627
Retained earnings	95,759	85,090
Treasury Stock, at cost, 1,297,409 and 1,343,281 shares at January 30, 2021 and May 2, 2020, respectively	(7,297)	(7,470)
Accumulated other comprehensive loss	(2,560)	(5,277)
TOTAL SHAREHOLDERS' EQUITY	192,568	176,980
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$368,447	$372,651
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Net sales	$94,139	$127,657	$365,150	$482,824
Cost of sales	70,198	103,175	272,134	372,750
Gross profit	23,941	24,482	93,016	110,074

Operating expenses:
Selling	12,004	16,552	36,214	51,026
General and administrative	6,389	8,640	20,777	26,698
Product design and development	5,784	8,442	20,053	29,063
	24,177	33,634	77,044	106,787
Operating (loss) income	(236)	(9,152)	15,972	3,287

Nonoperating (expense) income:
Interest income	52	233	203	664
Interest expense	(92)	13	(249)	(53)
Other (expense) income, net	(913)	(331)	(2,377)	(652)

(Loss) income before income taxes	(1,189)	(9,237)	13,549	3,246
Income tax expense (benefit)	(975)	3,497	2,880	1,676
Net (loss) income	$(214)	$(12,734)	$10,669	$1,570

Weighted average shares outstanding:
Basic	45,064	45,189	44,908	45,139
Diluted	45,064	45,189	45,061	45,412

(Loss) earnings per share:
Basic	$0.00	$(0.28)	$0.24	$0.03
Diluted	$0.00	$(0.28)	$0.24	$0.03
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020

Net (loss) income	$(214)	$(12,734)	$10,669	$1,570

Other comprehensive income (loss):
Cumulative translation adjustments	1,296	51	2,717	(329)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	44
Total other comprehensive income (loss), net of tax	1,296	51	2,717	(285)
Comprehensive income (loss)	$1,082	$(12,683)	$13,386	$1,285

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	60,010	45,192	92,557	(7,297)	(4,240)	186,222
Net income	—	—	3,416	—	—	3,416
Cumulative translation adjustments	—	—	—	—	384	384
Share-based compensation	—	508	—	—	—	508
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Balance as of October 31, 2020	60,010	45,575	95,973	(7,297)	(3,856)	190,405
Net loss	—	—	(214)	—	—	(214)
Cumulative translation adjustments	—	—	—	—	1,296	1,296
Share-based compensation	—	516	—	—	—	516
Employee savings plan activity	565	—	—	—	—	565
Balance as of January 30, 2021	$60,575	$46,091	$95,759	$(7,297)	$(2,560)	$192,568

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	7,030	—	—	7,030
Cumulative translation adjustments	—	—	—	—	(526)	(526)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	41	41
Share-based compensation	—	643	—	—	—	643
Employee savings plan activity	779	—	—	—	—	779
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(1,187)	—	(1,187)
Balance as of August 3, 2019	58,478	43,204	98,373	(3,021)	(4,841)	192,193
Net income	—	—	7,274	—	—	7,274
Cumulative translation adjustments	—	—	—	—	146	146
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	3	3
Share-based compensation	—	541	—	—	—	541
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	798	—	—	—	—	798
Dividends declared ($0.05 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchase	—	—	—	(495)	—	(495)
Balance as of November 2, 2019	59,276	43,546	103,397	(3,516)	(4,692)	198,011
Net loss	—	—	(12,734)	—	—	(12,734)
Cumulative translation adjustments	—	—	—	—	51	51
Share-based compensation	—	550	—	—	—	550
Dividends declared ($0.05 per share)	—	—	(2,256)	—	—	(2,256)
Treasury stock purchase	—	—	—	(647)	—	(647)
Balance as of February 1, 2020	$59,276	$44,096	$88,407	$(4,163)	$(4,641)	$182,975

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine Months Ended
	January 30,	February 1,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,669	$1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,848	13,197
Gain on sale of property, equipment and other assets	(244)	(6)
Share-based compensation	1,563	1,734
Equity in loss of affiliates	1,740	430
Provision for doubtful accounts	1,551	(477)
Deferred income taxes, net	(21)	(223)
Change in operating assets and liabilities	20,115	(10,035)
Net cash provided by operating activities	48,221	6,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,935)	(13,646)
Proceeds from sales of property, equipment and other assets	470	244
Proceeds from sales or maturities of marketable securities	982	24,665
Purchases of and loans to equity investment	(1,328)	(1,229)
Net cash (used in) provided by investing activities	(6,811)	10,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(431)	(2,140)
Dividends paid	—	(6,756)
Payments for common shares repurchased	—	(2,329)
Tax payments related to RSU issuances	(125)	(199)
Net cash used in financing activities	(556)	(11,424)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(505)	(166)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,349	4,634

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	40,412	35,742
End of period	$80,761	$40,376

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$195	$3
Income taxes, net of refunds	1,491	460

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$56	$10
Purchases of property and equipment included in accounts payable	527	954
Contributions of common stock under the ESPP	565	1,577

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ending  May 1, 2021 will consist of 52 weeks and the fiscal year ended  May 2, 2020 was a 53-week year; therefore, the nine months ended January 30, 2021 contains operating results for 39 weeks while the nine months ended February 1, 2020 contains operating results for 40 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. We have bank guarantees that are secured with cash collateral which is maintained in the restricted cash account.

	January 30,	February 1,
	2021	2020
Cash and cash equivalents	$76,877	$40,316
Restricted cash	3,884	60
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$80,761	$40,376

Other Business Developments - Coronavirus Pandemic

During the first nine months of fiscal 2021, we continued to see impacts of the global spread of the coronavirus pandemic ("COVID-19") and restrictions, which created and continues to create significant volatility, uncertainty and global economic disruption. As disclosed in our Current Report on Form 8-K filed on April 1, 2020, we have taken proactive steps to solidify our financial position and mitigate any adverse consequences. These steps included preserving liquidity by drawing down $15,000 of our existing line of credit, which is included in the "Other long-term obligations" line item in our condensed consolidated balance sheets. In addition, we are pursuing other sources of financing, reducing investments in capital assets, have reduced executive pay and board member compensation, and have or are continuing to institute initiatives to reduce other costs in the business. Our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends for the foreseeable future. In addition, during the third quarter of fiscal 2021 and throughout fiscal 2021, we have temporarily furloughed employees to manage our cost structure to align with decreased demand. We believe these measures help to preserve our ability to borrow for liquidity needs and position us well for when the pandemic passes and our customers and economies begin to recover.

During fiscal 2020, we offered a special voluntary retirement and voluntary exit incentive program ("Offering") and during the first nine months of fiscal 2021, we conducted two reductions in force ("RIF") to adjust our capacity and reduce on-going expenses due to the reduced revenue and uncertainties created by the COVID-19 pandemic. During the first quarter of fiscal 2021, 60 employees agreed to participate in the Offering and completed employment. The approximate cost of this Offering was $931 during the first quarter of fiscal 2021. Under the RIF, employment was terminated with 108 employees with severance totaling $1,426 during the first quarter of fiscal 2021 and 150 employees with severance totaling $2,742 during the second quarter of fiscal 2021.

We received governmental wage subsidies from various governmental programs related to COVID implications of $254 and $1,632 during the three and nine months ended January 30, 2021, respectively and recorded as a reduction of compensation expense, which is mostly included in the "Costs of sales" line item in our condensed consolidated statements of operations. We also have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period, which ended on December 31, 2020. As of January 30, 2021 the total amount of such deferral was $5,122, which is included in the "Accrued expenses" and in the "Other long-term obligations" line items in our condensed consolidated balance sheet. Per the terms of the deferral program, 50 percent of the deferred amount is due on December 31, 2021 with the remaining 50 percent due on December 31, 2022.

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

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance
for Doubtful
Accounts:
Balance as of May 2, 2020	$2,828
Charged to costs and expenses	2,724
Deductions (1)	(1,392)
Balance as of January 30, 2021	$4,160

(1) Includes account collections and write offs

Accounting Standards Not Yet Adopted

There are no significant ASU's issued not yet adopted as of January 30, 2021.

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

The aggregate amount of investments accounted for under the equity method was $15,517 and $17,257 at January 30, 2021 and May 2, 2020, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the nine months ended January 30, 2021 and February 1, 2020, our share of the losses of our affiliates was $1,740 and $430, respectively. We purchased services for research and development activities from our equity method investments. The total of these related party transactions was $661 for the nine months ended January 30, 2021, which was included in the "Product design and development" line item in in our condensed consolidated statement of operations and $201 of this remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheet.

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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 30, 2021 and February 1, 2020:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended January 30, 2021
Basic (loss) earnings per share	$(214)	45,064	$(0.00)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(214)	45,064	$(0.00)
For the three months ended February 1, 2020
Basic (loss) earnings per share	$(12,734)	45,189	$(0.28)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(12,734)	45,189	$(0.28)
For the nine months ended January 30, 2021
Basic earnings per share	$10,669	44,908	$0.24
Dilution associated with stock compensation plans	—	153	—
Diluted earnings per share	$10,669	45,061	$0.24
For the nine months ended February 1, 2020
Basic earnings per share	$1,570	45,139	$0.03
Dilution associated with stock compensation plans	—	273	—
Diluted earnings per share	$1,570	45,412	$0.03

Options outstanding to purchase 2,337 shares of common stock with a weighted average exercise price of $8.70 for the three months ended January 30, 2021 and 2,193 shares of common stock with a weighted average exercise price of $9.92 for the three months ended  February 1, 2020 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 2,268 shares of common stock with a weighted average exercise price of $9.29 for the nine months ended January 30, 2021 and 2,223 shares of common stock with a weighted average exercise price of $9.95 for the nine months ended February 1, 2020 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$2,087	$14,006	$3,604	$7,880	$5,155	$32,732
Limited configuration	24,630	4,536	10,424	3,273	7,391	50,254
Service and other	3,368	4,788	616	616	1,765	11,153
	$30,085	$23,330	$14,644	$11,769	$14,311	$94,139
Timing of revenue recognition
Goods/services transferred at a point in time	$25,092	$5,720	$9,163	$3,436	$7,785	$51,196
Goods/services transferred over time	4,993	17,610	5,481	8,333	6,526	42,943
	$30,085	$23,330	$14,644	$11,769	$14,311	$94,139

	Nine Months Ended January 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$14,322	$83,283	$16,363	$24,579	$15,534	$154,081
Limited configuration	69,796	14,566	52,808	15,364	24,268	176,802
Service and other	10,829	14,777	1,994	1,647	5,020	34,267
	$94,947	$112,626	$71,165	$41,590	$44,822	$365,150
Timing of revenue recognition
Goods/services transferred at a point in time	$71,210	$18,670	$48,249	$15,740	$25,432	$179,301
Goods/services transferred over time	23,737	93,956	22,916	25,850	19,390	185,849
	$94,947	$112,626	$71,165	$41,590	$44,822	$365,150

	Three Months Ended February 1, 2020
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$7,209	$27,459	$1,511	$7,857	$9,195	$53,231
Limited configuration	26,304	6,436	12,422	5,580	10,609	61,351
Service and other	3,367	6,676	842	479	1,711	13,075
	$36,880	$40,571	$14,775	$13,916	$21,515	$127,657
Timing of revenue recognition
Goods/services transferred at a point in time	$26,555	$8,614	$11,080	$5,683	$11,008	$62,940
Goods/services transferred over time	10,325	31,957	3,695	8,233	10,507	64,717
	$36,880	$40,571	$14,775	$13,916	$21,515	$127,657

	Nine Months Ended February 1, 2020
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$29,181	$114,459	$12,727	$32,173	$35,415	$223,955
Limited configuration	80,193	25,662	60,349	19,550	33,663	219,417
Service and other	11,192	19,075	2,357	1,541	5,287	39,452
	$120,566	$159,196	$75,433	$53,264	$74,365	$482,824
Timing of revenue recognition
Goods/services transferred at a point in time	$81,562	$30,903	$55,791	$19,901	$34,696	$222,853
Goods/services transferred over time	39,004	128,293	19,642	33,363	39,669	259,971
	$120,566	$159,196	$75,433	$53,264	$74,365	$482,824

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

The following table reflects the changes in our contract assets and liabilities:

	January 30,	May 2,	Dollar	Percent
	2021	2020	Change	Change
Contract assets	$30,310	$35,467	$(5,157)	(14.5)%
Contract liabilities - current	53,292	50,897	2,395	4.7%
Contract liabilities - noncurrent	10,587	10,707	(120)	(1.1)%

The changes in our contract assets and contract liabilities from May 2, 2020 to January 30, 2021 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the nine months ended January 30, 2021.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

January 30,
2021
Balance at beginning of period	$24,490
New contracts sold	49,471
Less: reductions for revenue recognized	(48,818)
Foreign currency translation and other	194
Balance at end of period	$25,337

As of January 30, 2021 and May 2, 2020, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses are included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the nine months ended January 30, 2021, we recognized revenue of $42,851 related to our contract liabilities as of May 2, 2020.

Remaining performance obligations

As of January 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $248,643. We expect approximately $211,787 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at January 30, 2021 are $194,534 and $54,109, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units. Separate financial information is available and regularly evaluated by our chief operating decision-maker (CODM), who is our president and chief executive officer, in making resource allocation decisions for our segments. Our CODM evaluates segment performance to the GAAP measure of gross profit. We exclude general and administration expense, product design and development expense, non-operating income and expense, and income tax expense (benefit) in the segment analysis.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Net sales:
Commercial	$30,085	$36,880	$94,947	$120,566
Live Events	23,330	40,571	112,626	159,196
High School Park and Recreation	14,644	14,775	71,165	75,433
Transportation	11,769	13,916	41,590	53,264
International	14,311	21,515	44,822	74,365
Total company net sales	94,139	127,657	365,150	482,824

Gross profit:
Commercial	8,410	5,399	24,730	22,479
Live Events	4,256	7,815	20,910	32,486
High School Park and Recreation	6,437	3,184	25,410	22,595
Transportation	3,845	4,316	14,300	18,073
International	993	3,768	7,666	14,441
	23,941	24,482	93,016	110,074

Operating expenses:
Selling	12,004	16,552	36,214	51,026
General and administrative	6,389	8,640	20,777	26,698
Product design and development	5,784	8,442	20,053	29,063
	24,177	33,634	77,044	106,787
Operating (loss) income	(236)	(9,152)	15,972	3,287

Nonoperating income (expense):
Interest income	52	233	203	664
Interest expense	(92)	13	(249)	(53)
Other (expense) income, net	(913)	(331)	(2,377)	(652)
(Loss) income before income taxes	$(1,189)	$(9,237)	$13,549	$3,246

Depreciation and amortization:
Commercial	$760	$930	$2,253	$2,799
Live Events	1,436	1,395	4,311	4,187
High School Park and Recreation	464	501	1,452	1,520
Transportation	233	255	704	771
International	738	646	2,132	1,733
Unallocated corporate depreciation	653	746	1,996	2,187
	$4,284	$4,473	$12,848	$13,197

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Net sales:
United States	$78,152	$103,347	$314,674	$399,913
Outside United States	15,987	24,310	50,476	82,911
	$94,139	$127,657	$365,150	$482,824

	January 30,	May 2,
	2021	2020
Property and equipment, net of accumulated depreciation:
United States	$52,657	$58,422
Outside United States	9,148	9,062
	$61,805	$67,484

We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10 percent or more of net sales; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.

We have numerous raw material and component suppliers, and no supplier accounts for 10 percent or more of our cost of sales; however, we have a number of single-source suppliers that could limit our supply or cause delays in obtaining raw material and components needed in manufacturing.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 30, 2021 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2020	$2,266	$3,144	$38	$2,295	$7,743
Foreign currency translation	30	205	29	255	519
Balance as of January 30, 2021	$2,296	$3,349	$67	$2,550	$8,262

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on November 2, 2020 and concluded no goodwill impairment existed.

In March 2020, we began to see impacts from the COVID-19 pandemic that could have a negative impact on our forecasted revenue and profitability and stock price. The COVID-19 pandemic continues to cause uncertainty, so during the third quarter of fiscal 2021, we considered if any new events had occurred or if circumstances had changed since our annual impairment such that it was more likely than not that the fair value of any of our reporting units was below its carrying amount. While order volume was low during the quarter, the results did not impact our long-term outlook, and we did not identify any further impairment indicators; therefore, we did not conduct further impairment analysis.

Note 7. Receivables

We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $4,160 and $2,828 at January 30, 2021 and May 2, 2020, respectively. Included in accounts receivable as of January 30, 2021 and May 2, 2020 was $1,219 and $687, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $2,490 and $4,633 as of January 30, 2021 and May 2, 2020, respectively. Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through 2024. The face value of long-term receivables was $2,618 as of  January 30, 2021 and $5,166 as of May 2, 2020.

Note 8. Financing Agreements

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35,000, including up to $20,000 for commercial and standby letters of credit. The credit agreement and amendments require us to be in compliance with certain financial ratios, including the most sensitive covenant of interest bearing debt to earnings before income taxes, depreciation, and amortization of less than 2.5; and other covenants and contain customary events of default, including failure to comply with covenants, failure to pay or discharge material judgments and taxes, bankruptcy, failure to pay loans and fees, and change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate loans repayment, obtain securitized assets, and require collateralization of outstanding letters of credit. As of January 30, 2021, $15,000 had been advanced to us under the loan portion of the line of credit, which is included in the "Other long-term obligations" line item in our condensed consolidated balance sheets, and the balance of letters of credit outstanding was approximately $6,710. As of January 30, 2021, $13,290 of the credit facility remains in place and available.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics restricted cash accounts. As of January 30, 2021, we had $3,637 of such instruments outstanding.

As of January 30, 2021, we were in compliance with all applicable bank loan covenants.

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

During the nine months ended January 30, 2021, we had no repurchases of shares of our outstanding common stock. During the nine months ended February 1, 2020, we repurchased 378 shares of common stock at a total cost of $2,329. As of January 30, 2021, we had $35,846 of remaining capacity under our current share repurchase program.

As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

Note 10. Commitments and Contingencies

Litigation: We are a party to legal proceedings and claims which arise during the ordinary course of business.

As of May 2, 2020, we recorded a $2,072 reserve for the probable and reasonably estimated cost to settle a patent litigation claim, which was included in the "Accrued expenses" line item in our condensed consolidated balance sheets. During the third quarter of fiscal 2021, an appellate court ruled in our favor on this matter. Since we no longer estimate we have a probable loss, we recorded a credit to the "Cost of sales" line item in our condensed consolidated statement of operations and removed the liability from our condensed consolidated balance sheet during the third quarter of fiscal 2021.

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

Warranties: Changes in our warranty obligation for the nine months ended January 30, 2021 consisted of the following:

January 30,
2021
Beginning accrued warranty obligations	$25,624
Warranties issued during the period	6,473
Settlements made during the period	(4,115)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,520)
Ending accrued warranty obligations	$26,462

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of January 30, 2021, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $6,710, $3,637 and $38,929, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of January 30, 2021, we were not aware of any indemnification claim from a customer.

Note 11. Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

Our effective tax rate for the three and nine months ended January 30, 2021 was 82.0 percent and 21.3 percent, respectively, as compared to an effective tax rate benefit of 37.9 percent and 51.6 percent for the three and nine months ended February 1, 2020. The tax rate changes each period are primarily driven by the mathematical calculations of estimated tax credits and other permanent difference levels proportionate to estimated pre-tax earnings levels and the related changes in estimates of each of those variables through the year. For the three months ended  January 30, 2021, the rate change was mainly driven by a return to provision benefit booked in proportion to an actual small pre-tax loss for the quarter; whereas the three months ended  February 1, 2020, was primarily driven by changes in the proportionate percentage of tax credits and other permanent differences compared to estimated pre-tax earnings. The change in the effective tax rate year over year was driven primarily by a decrease in the proportionate percentage of tax credits and other permanent differences compared to estimated pre-tax earnings.

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2018, 2019 and 2020 remain open to federal tax examinations, and fiscal years 2017, 2018, 2019 and 2020 remain open for various state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2010. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our condensed consolidated statement of operations.

As of January 30, 2021, undistributed earnings of our foreign subsidiaries are considered to be reinvested indefinitely. Additionally, we had $554 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 12. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at  January 30, 2021 and May 2, 2020 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 30, 2021
Cash and cash equivalents	$76,877	$—	$—	$76,877
Restricted cash	3,884	—	—	3,884
Available-for-sale securities:
Certificates of deposit	—	248	—	248
Derivatives - asset position	—	—	—	—
Derivatives - liability position	—	(331)	—	(331)
Acquisition-related contingent consideration	—	—	(311)	(311)
	$80,761	$(83)	$(311)	$80,367
Balance as of May 2, 2020
Cash and cash equivalents	$40,398	$—	$—	$40,398
Restricted cash	14	—	—	14
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	261	—	261
Derivatives - liability position	—	(17)	—	(17)
Acquisition-related contingent consideration	—	—	(761)	(761)
	$40,412	$1,474	$(761)	$41,125

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the nine months ended January 30, 2021 is as follows:

Acquisition-related contingent consideration as of May 2, 2020	$761
Additions	133
Settlements	(600)
Interest	17
Acquisition-related contingent consideration as of January 30, 2021	$311

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

Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security, and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not measures defined by GAAP, and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.

Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlights fluctuations caused by seasonality and our large project business. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share. We believe backlog information is useful to investors to provide an indication of future revenues.

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

Outlook: The COVID-19 pandemic has created disruptions since its initial outbreak, first impacting our China operations. Beginning in February 2020, we created COVID-19 response teams to manage our local and global response activities. Using the guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and other applicable regulatory agencies, we enhanced or implemented robust health, safety, and cleaning protocols across our organization.

Throughout the first nine months of fiscal 2021, employees have worked from home where possible, and travel has been limited. When unable to work safely or within the various regulations put in place in certain geographies and locations and as a result of decreased demand, our sales, manufacturing and field service teams temporarily reduced capacity and furloughed employees.

Our sales teams have continued to engage our customers to promote our value, mostly virtually, across our diverse markets and geographies. However, our customers reduced their spend on audiovisual systems and related services through the first nine months of our fiscal year as they work through the economic and business implications of COVID-19. We took corresponding actions to reduce operating expenses to align with expected order and sales declines expected for the remainder of the year. These expense reductions vary in permanency and may change in future periods.

Our supply chain team has remained alert to potential short supply situations and shipping disruptions, and, if necessary, we are utilizing alternative sources and shipping methods.

We expect the COVID-19 pandemic to continue to have an adverse impact on our revenue and our results of operations, the amount and duration of which we are unable to predict. The global impact of COVID-19 continues to evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the pandemic, the availability and effectiveness of vaccines, travel restrictions and social distancing requirements in the United States and other countries, the pace and extent of the economic recovery, and any change in trends and practices in how people gather. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our business.

In the near-term, our operating results are going to be challenged due to this crisis. We continue to manage our cost structure to meet the uncertain demand, while making additional cost reductions as needed. Our customers' businesses are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of our customers may cause us to alter our business terms or to cease doing business with a particular customer. Further, the potential impact of the COVID-19 pandemic on their businesses could adversely impact our customers' ability to pay us for work performed, increasing our future estimate of credit losses.

In addition to the COVID-19 impacts noted above, the outlook and unique key growth drivers and challenges by our business units include:

Commercial Business Unit: In the near-term, our customers who rely on advertising revenues for Out-of-Home ("OOH") advertising or who are reliant on customer foot-traffic to drive sales have been adversely impacted by stay-at-home or quarantine orders which started in March 2020 with varied or no published expiration. These customers are expected to delay their discretionary capital spending through the COVID-19 economic recovery. Businesses using our displays for self-promotion or on-premise advertising may have reduced budgets for the foreseeable future or may choose to utilize displays as part of their recovery, both actions creating an impact to the Commercial business' near-term outlook. We cannot reasonably estimate the magnitude or length of time our Commercial business will be impacted.

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

Live Events Business Unit: Our customers have been adversely impacted by governmental limitations on the number of people allowed to gather in certain spaces which started in March 2020 with varied or no published expiration. In the near-term, our customers who rely on advertising and event revenues are expected to delay spending on projects because of the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the demand for our systems.

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

Transportation Business Unit: In the near term, customers in the mass-transit and airport part of the market are expected to delay spending as a result of the limited use of this infrastructure and impact on their financial stability during the COVID-19 pandemic. In the long-term, roadway projects may be impacted due to reduced tax revenues. That impact is expected to increase as the duration of the reduction in infrastructure usage continues.

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

International Business Unit: In the near-term, our customers who rely on advertising, retail, event revenues and governmental tax revenue availability are expected to delay spending on projects due to the impacts caused by the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the demand for our systems.

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

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ending May 1, 2021 will consist of 52 weeks and the fiscal year ended May 2, 2020 was a 53-week year; therefore, the nine months ended January 30, 2021 contains operating results for 39 weeks while the nine months ended February 1, 2020 contains operating results for 40 weeks.

COMPARISON OF THE THREE MONTHS ENDED January 30, 2021 and February 1, 2020

Net Sales

	Three Months Ended
	January 30,	February 1,	Dollar	Percent
(in thousands)	2021	2020	Change	Change
Net sales:
Commercial	$30,085	$36,880	$(6,795)	(18.4)%
Live Events	23,330	40,571	(17,241)	(42.5)
High School Park and Recreation	14,644	14,775	(131)	(0.9)
Transportation	11,769	13,916	(2,147)	(15.4)
International	14,311	21,515	(7,204)	(33.5)
	$94,139	$127,657	$(33,518)	(26.3)%
Orders:
Commercial	$34,806	$36,898	$(2,092)	(5.7)%
Live Events	11,075	41,484	(30,409)	(73.3)
High School Park and Recreation	16,366	20,447	(4,081)	(20.0)
Transportation	12,991	16,203	(3,212)	(19.8)
International	11,650	19,992	(8,342)	(41.7)
	$86,888	$135,024	$(48,136)	(35.6)%

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic. The change in sales was also related to fluctuations in the timing of order bookings, and related conversion to sales. Our third quarter historically has been lower than other quarters due to sports and construction seasonality. The change in orders was also impacted by the timing of large contract orders which causes lumpiness.

During the quarter, order activity in all business units were lower as compared to prior periods due to overall low market activity primarily resulting from customers delaying decisions or deferring upgrades and improvements due to the impact of the COVID-19 pandemic. The Commercial business unit had improved orders for on-premise applications.

Product Order Backlog

The product order backlog as of January 30, 2021 was $195 million as compared to $187 million as of February 1, 2020 and $201 million at the end of the second quarter of fiscal 2021. Historically, our product order backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders. The product order backlog as of January 30, 2021 increased in the Live Events, Transportation, and International business units and decreased in the Commercial and High School Park and Recreation business units from February 1, 2020.

Gross Profit and Contribution Margin

	Three Months Ended
	January 30, 2021		February 1, 2020
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$8,410	28.0%	$5,399	14.6%
Live Events	4,256	18.2	7,815	19.3
High School Park and Recreation	6,437	44.0	3,184	21.5
Transportation	3,845	32.7	4,316	31.0
International	993	6.9	3,768	17.5
	$23,941	25.4%	$24,482	19.2%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The improved gross profit rate is a result of the mix of service agreement and product sales and a $2.1 million litigation claim reversal in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. Excluding the impact of the litigation claim reversal, gross profit as a percentage of sales was 23.2 percent in the third quarter of fiscal 2021. In addition, during the third quarter of fiscal 2021, we have lowered overall staffing and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. During the third quarter of fiscal 2020 we experienced additional expenses of approximately $1.1 million for project delivery costs. The gross profit percentage increased in our Commercial and High School Park and Recreation business units primarily due to the reasons described above.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter. This was due to lower on-site demand as events were either not being held or held at a reduced frequency as compared to prior quarters. We believe this higher gross profit level will not be sustained in future quarters. This was offset by total warranty as a percent of sales was 1.6 percent for the three months ended January 30, 2021 as compared to 1.3 percent during the three months ended February 1, 2020.

	Three Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$5,061	16.8%	$4,241	517.2%	$820	2.2%
Live Events	2,062	8.8	(1,993)	(49.1)	4,055	10.0
High School Park and Recreation	4,276	29.2	4,553	(1,643.7)	(277)	(1.9)
Transportation	3,212	27.3	(46)	(1.4)	3,258	23.4
International	(2,674)	(18.7)	(2,748)	(3,713.5)	74	0.3
	$11,937	12.7%	$4,007	50.5%	$7,930	6.2%

Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facility-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted by a decrease in personnel related expenses, continued reductions in travel and entertainment, marketing, and convention related expenses due to limited ability to travel or delayed conventions, which was partly offset by a $1.3 million increase in bad debt expenses. We have lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Reconciliation from non-GAAP contribution margin to operating margin GAAP measure is as follows:

	Three Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$11,937	12.7%	$4,007	50.5%	$7,930	6.2%
General and administrative	6,389	6.8	(2,251)	(26.1)	8,640	6.8
Product design and development	5,784	6.1	(2,658)	(31.5)	8,442	6.6
Operating loss	$(236)	(0.3)%	$8,916	(97.4)%	$(9,152)	(7.2)%

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the third quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to decreases in personnel related expenses and professional fees. We have lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

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

Product design and development expenses in the third quarter of fiscal 2021 decreased as compared to the same period one year ago primarily due to decreased labor costs and professional services assigned to product design and development projects. We have lowered overall staffing, furloughed employees, and lowered the use of contractors in our development area to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Other Income and Expenses

	Three Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$(40)	(0.0)%	$(286)	(116.3)%	$246	0.2%
Other (expense) income, net	$(913)	(1.0)%	$(582)	175.8%	$(331)	(0.3)%

Interest (expense) income, net: We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. Interest expense is comprised primarily of interest costs on our line of credit and any long-term obligations.

The change in interest income and expense, net for the third quarter of fiscal 2021 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and interest expense for our drawings on the line of credit.

Other (expense) income, net: The change in other income and expense, net for the third quarter of fiscal 2021 as compared to the same period one year ago was primarily due to foreign currency volatility and the increases in the losses recorded for equity method affiliates.

Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

We have recorded an effective tax rate of 82.0 percent for the third quarter of fiscal 2021 as compared to a negative effective tax rate of 37.9 percent for the third quarter of fiscal 2020. The tax rate changes each period are primarily driven by the mathematical calculations of estimated tax credits and other permanent difference levels proportionate to estimated pre-tax earnings levels and the related changes in estimates of each of those variables through the year. For the three months ended January 30, 2021, the rate change was mainly driven by a return to provision benefit booked in proportion to an actual small pre-tax loss for the quarter; whereas the three months ended February 1, 2020, was primarily driven by changes in the proportionate percentage of estimated tax credits and other permanent differences compared to estimated pre-tax earnings.

COMPARISON OF THE nine months ended January 30, 2021 and February 1, 2020

Net Sales

	Nine Months Ended
	January 30,	February 1,	Dollar	Percent
(in thousands)	2021	2020	Change	Change
Net sales:
Commercial	$94,947	$120,566	$(25,619)	(21.2)%
Live Events	112,626	159,196	(46,570)	(29.3)
High School Park and Recreation	71,165	75,433	(4,268)	(5.7)
Transportation	41,590	53,264	(11,674)	(21.9)
International	44,822	74,365	(29,543)	(39.7)
	$365,150	$482,824	$(117,674)	(24.4)%
Orders:
Commercial	$92,929	$119,059	$(26,130)	(21.9)%
Live Events	93,619	149,461	(55,842)	(37.4)
High School Park and Recreation	64,582	73,852	(9,270)	(12.6)
Transportation	37,713	55,410	(17,697)	(31.9)
International	55,864	75,827	(19,963)	(26.3)
	$344,707	$473,609	$(128,902)	(27.2)%

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as the nine months ended February 1, 2020 included 40 weeks compared to the more common 39 weeks. The nine months ended January 30, 2021 contained 39 weeks.

For net sales, during the first nine months ended January 30, 2021, we achieved a $9.4 million per week average run rate as compared to $12.1 million per week during the first nine months ended February 1, 2020, or an approximate 22 percent decrease. The change in sales was also related to fluctuations in the timing of order bookings, and related conversion to sales.

For orders, during the first nine months ended January 30, 2021, we achieved a $8.8 million per week average run rate as compared to $11.8 million per week during the first nine months ended February 1, 2020, or an approximate 25 percent decrease. The change in orders was also impacted by the timing of large contract orders which causes lumpiness.

Gross Profit and Contribution Margin

	Nine Months Ended
	January 30, 2021		February 1, 2020
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$24,730	26.0%	$22,479	18.6%
Live Events	20,910	18.6	32,486	20.4
High School Park and Recreation	25,410	35.7	22,595	30.0
Transportation	14,300	34.4	18,073	33.9
International	7,666	17.1	14,441	19.4
	$93,016	25.5%	$110,074	22.8%

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, salaries, other employee-related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for the nine months ended January 30, 2021 compared to the same period one year ago was the result of the mix of service agreement and product sales, a $2.1 million litigation claim reversal in High School Park and Recreation, and the following impacts across all business units: $2.8 million of severance costs to reducing our workforce, offset by $1.6 million of COVID relief governmental subsidies. In addition, during fiscal 2021, we have lowered overall staffing and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. During fiscal 2020, we experienced additional expenses of approximately $3.2 million for project delivery costs, and $2.5 million in tariff related expenses, decreasing the gross profit rate for the year.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the nine months ended January 30, 2021. This was due to lower on-site demand as events were not being held. We believe this higher gross profit level will not be sustained in future quarters. Total warranty as a percent of sales decreased to 1.5 percent for the nine months ended January 30, 2021 as compared to 1.9 percent during the nine months ended February 1, 2020.

	Nine Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$14,283	15.0%	$6,526	84.1%	$7,757	6.4%
Live Events	14,081	12.5	(7,208)	(33.9)	21,289	13.4
High School Park and Recreation	18,142	25.5	5,839	47.5	12,303	16.3
Transportation	12,039	28.9	(2,566)	(17.6)	14,605	27.4
International	(1,743)	(3.9)	(4,837)	(156.3)	3,094	4.2
	$56,802	15.6%	$(2,246)	(3.8)%	$59,048	12.2%

Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of salaries, other employee-related costs, travel and entertainment expenses, facility-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted as a result of the economic downturn caused by the COVID-19 pandemic, as well as the nine months ended February 1, 2020 included 40 weeks compared to the more common 39 weeks. The nine months ended January 30, 2021 contained 39 weeks. In addition, each business unit's contribution margin had a decrease in personnel related expenses offset by severance costs for reductions in force, as well as reductions in travel and entertainment, marketing, and convention related expenses. This was partially offset by a $2.0 million increase in bad debt expenses. We have lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Reconciliation from non-GAAP contribution margin to operating margin GAAP measure is as follows:

	Nine Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$56,802	15.6%	$(2,246)	(3.8)%	$59,048	12.2%
General and administrative	20,777	5.7	(5,921)	(22.2)	26,698	5.5
Product design and development	20,053	5.5	(9,010)	(31.0)	29,063	6.0
Operating income	$15,972	4.4%	$12,685	385.9%	$3,287	0.7%

All areas of operating expenses were impacted as a result of the economic downturn caused by the COVID-19 pandemic. In addition, the nine months ended February 1, 2020 included 40 weeks compared to the 39 weeks in the nine months ended January 30, 2021.

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in the nine months ended January 30, 2021 decreased as compared to the same period one year ago primarily due to decreases in personnel related expenses and professional fees offset by severance costs from the reduction in force. We have lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

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

Product design and development expenses in the nine months ended January 30, 2021 as compared to the same period one year ago decreased primarily due to decreased labor costs and professional services assigned to product design and development projects offset by severance costs for the reduction in force. We have lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Other Income and Expenses

	Nine Months Ended
	January 30, 2021				February 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$(46)	(0.0)%	$(657)	(107.5)%	$611	0.1%
Other (expense) income, net	$(2,377)	(0.7)%	$(1,725)	264.6%	$(652)	(0.1)%

Interest (expense) income, net: We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. Interest expense is comprised primarily of interest costs on our line of credit and any long-term obligations.

The change in interest income and expense, net in the nine months ended January 30, 2021 compared to the same period one year ago was primarily due to the change in investment levels caused by the volatility of working capital needs and interest expense for our drawings on the line of credit.

Other (expense) income, net: The change in other income and expense, net for the nine months ended January 30, 2021 compared to the same period one year ago was primarily due to foreign currency volatility and the increases in the losses recorded for equity method affiliates. During the nine months ended January 30, 2021, we recorded equity method affiliate losses of $1.7 million as compared to $0.4 million during the nine months ended February 1, 2020.

Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

We have recorded an effective tax rate of 21.3 percent for the nine months ended January 30, 2021 as compared to an effective tax rate of 51.6 percent for the nine months ended February 1, 2020. The tax rate changes each period are primarily driven by the mathematical calculations of estimated tax credits and other permanent difference levels proportionate to estimated pre-tax earnings levels and the related changes in estimates of each of those variables through the year. The change in the effective tax rate year over year was driven primarily by a decrease in the proportionate percentage of tax credits and other permanent differences compared to estimated pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 30,	February 1,	Percent
(in thousands)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$48,221	$6,190	679.0%
Investing activities	(6,811)	10,034	(167.9)
Financing activities	(556)	(11,424)	(95.1)
Effect of exchange rate changes on cash	(505)	(166)	204.2
Net increase in cash, cash equivalents and restricted cash	$40,349	$4,634	770.7%

Cash increased by $40.3 million for the first nine months of fiscal 2021 as compared to an increase of $4.6 million in the first nine months of fiscal 2020, which is primarily due to cash generation of operations, a decrease in capital expenditures, and suspending our dividend and share repurchase programs.

Net cash provided by operating activities: Cash generated by operating activities is primarily derived from cash received from customers, offset by cash payments for inventories, subcontractors, employee related costs, and operating expense outflows. Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market.

Net cash provided by operating activities was $48.2 million for the first nine months of fiscal 2021 compared to net cash provided by operating activities of $6.2 million in the first nine months of fiscal 2020. The $42.0 million increase in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities and an increase of $9.1 million in net income.

The changes in operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 30,	February 1,
	2021	2020
(Increase) decrease:
Accounts receivable	$9,089	$(14,253)
Long-term receivables	2,318	(2,048)
Inventories	15,757	(1,523)
Contract assets	5,558	(1,602)
Prepaid expenses and other current assets	2,342	201
Income tax receivables	492	884
Investment in affiliates and other assets	594	(578)
Increase (decrease):
Accounts payable	(14,355)	237
Contract liabilities	1,480	3,335
Accrued expenses	(7,557)	3,711
Warranty obligations	998	53
Long-term warranty obligations	(166)	1,192
Income taxes payable	1,185	484
Long-term marketing obligations and other payables	2,380	(128)
	$20,115	$(10,035)

Net cash (used in) provided by investing activities: Net cash used in investing activities totaled $6.8 million in the first nine months of fiscal 2021 compared to net cash provided by investing activities of $10.0 million in the first nine months of fiscal 2020. We had $1.0 million proceeds from sales or maturities of marketable securities in the first nine months of fiscal 2021 as compared to $24.7 million in the first nine months of fiscal 2020. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities described above. Purchases of property and equipment totaled $6.9 million in the first nine months of fiscal 2021 compared to $13.6 million in the first nine months of fiscal 2020.

Net cash used in financing activities: Net cash used in financing activities was $0.6 million for the nine months ended January 30, 2021 compared to $11.4 million in the same period one year ago. Principal payments on long-term obligations for the first nine months of fiscal 2021 were $0.4 million compared to $2.1 million during the first nine months of fiscal 2020, which was mostly related to contingent liability payments. Dividends of $6.8 million, or $0.15 per share, paid to Daktronics shareholders during the first nine months of fiscal 2020, while there were no dividends paid during the first nine months of fiscal 2021. During the first nine months of fiscal 2020, we repurchased $2.3 million of shares as part of the $40.0 million share repurchase plan authorized by our Board of Directors. There were no share repurchases in the first nine months of fiscal 2021. As part of our COVID-19 response, our Board of Directors has suspended dividends and stock repurchases for the foreseeable future.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $132.7 million and $106.0 million at January 30, 2021 and May 2, 2020, respectively. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders.

We had $5.5 million of retainage on long-term contracts included in receivables and contract assets as of January 30, 2021, which has an impact on our liquidity. We expect to collect these amounts within one year. We have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement over certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35.0 million, including up to $20.0 million for commercial and standby letters of credit. The credit agreement and amendments require us to be in compliance with certain financial ratios, including the most sensitive covenant of interest bearing debt to earnings before income taxes, depreciation, and amortization of less than 2.5; and other covenants and contain customary events of default, including failure to comply with covenants, failure to pay or discharge material judgments and taxes, bankruptcy, failure to pay loans and fees, and change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate loans repayment, obtain securitized assets, and require collateralization of outstanding letters of credit. As of January 30, 2021, $15.0 million had been advanced to us under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $6.7 million. As of January 30, 2021, $13.3 million of the credit facility remains in place and available. As of January 30, 2021, we were in compliance with all applicable bank loan covenants.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics restricted cash accounts. As of January 30, 2021, we had $3.6 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 30, 2021, we had $38.9 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting capital expenditures to be approximately $10 million for fiscal 2021. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

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

We believe the audiovisual industry fundamentals will drive long-term growth for our business, but the near-term outlook shows contraction and greater volatility overall. We expect our customers will continue to have disruptions in revenue caused by COVID-19. While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we continue to take proactive steps to solidify our financial position and mitigate any adverse consequences. These steps include:

•	preserving liquidity by drawing down $15 million from our existing line of credit and pursuing other sources of financing;
•	reducing investments in capital assets; we estimate approximately $10 million in capital expenses in fiscal year 2021;
•	reducing executive pay and Board member compensation;
•	utilizing tax and other government opportunities to improve liquidity;
•	temporarily furloughing and permanently reducing our staffing and associated salaries, where necessary, to maintain a right-sized skilled workforce;
•	instituting other cost reductions across the business;
•	suspending stock repurchases under our share repurchase program; and
•	suspending dividend declarations for the foreseeable future.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. There have been no material changes in our exposure to these risks during the first nine months of fiscal 2021.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 30, 2021, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 30, 2021, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 30, 2021, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the nine months ended January 30, 2021, we did not repurchase any shares of our common stock.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 3, 2021

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended January 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
(1) Filed herewith electronically.