Form 10-K
period 2021-05-01
DAKTRONICS INC /SD/
filed 2021-06-11
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 1, 2021

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

Large accelerated filer ☐
Accelerated filer ☒
Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at October 31, 2020 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $ 179,767,088. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of shares of the Registrant’s Common Stock outstanding as of June 3, 2021 was 45,146,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held September 1, 2021 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED May 1, 2021

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

We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to the world leader in the display industry. We currently employ 2,117 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006 telephone 605-692-4200. Our Internet address is https://www.daktronics.com.

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

Engineering and Product Design and Development. The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services. To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the system needs in the marketplace. We employ and contract with engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; quality design; and customer and product support. Product managers assigned to each product family assist our sales staff in training and implementing product improvements which ensures each product is designed for maximum reliability and serviceability. We employ and contract with process engineers to assist in quality and reliability processing in our product design testing and manufacturing areas. We also make selected investments in and contract with affiliated companies to support and advance technologies and capabilities for our product lines and solutions.

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

Our products are comprised of the following product families, all of which include software and controller options:

•	Video displays
•	Scoreboards and timing systems
•	Message displays
•	ITS (intelligent transportation systems) dynamic message signs
•	Mass Transit displays
•	Sound systems
•	Out-of-Home advertising displays
•	Digit and price displays
•	Indoor dynamic messaging systems
•	Venus® Control Suite

Each of these product families is described below:

Video Displays. These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation. These displays include red, green and blue LEDs arranged in various combinations to form pixels. The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED technology.

We offer a broad range of indoor and outdoor LED video displays with these varying features. Examples of indoor offerings include centerhung displays, landmark displays, video walls, ribbon board displays, hanging banners, corporate office entrance displays, conference room displays, and video displays designed for retail stores, restaurants, malls, transportation hubs and other similar indoor facilities.

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

The control components for video displays in live event applications include our Show Control Software Suite, proprietary digital media players and video processors. These control components provide advanced capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate an entire network of displays within a venue from a single, intuitive control interface. Its features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a network.

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

We also offer timing systems for sports events, primarily aquatics and track competitions. A component of these systems is our OmniSport® timing console. The system has the capability to time and rank the competitors and to interface with event management software to facilitate the sporting event. Other timing system components include swimming touchpads, race start systems, and relay take-off platforms.

As a key component of an integrated system, we market sports statistics and results software under the DakStats® trademark. The software allows the entry and display of sports statistics and other information. It is one of the leading applications of its type in collegiate and high school sports.

Message Displays. The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with the Venus® Control Suite. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size and viewing distance. Galaxy® displays can display text, graphics and animation, as well as prerecorded video clips. They are used primarily to convey information and On-Premises advertising to consumers.

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

ITS Dynamic Message Signs ("DMS"). DMS products include a wide range of LED displays for road management applications. The Vanguard® family of dynamic message displays is typically used to direct traffic and inform motorists. These displays are used over freeways, on arterial roads, near bridges, at toll booths and in other locations. We have also developed a Vanguard® control system for these displays to help transportation agencies manage large networks of displays.

Mass Transit Displays. Our Mass Transit products include a wide range of LCD and LED display solutions for public transportation applications. Installations often involve a network of displays located on railway platforms, at bus stations, or concourses within a transportation hub to guide travelers to their intended destination.

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

Indoor Dynamic Messaging Systems. Our ADFLOW DMS™ systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions allow customers to broadcast advertising campaigns and other information through the software, media players and visual hardware.

Venus® Control Suite. The Venus® Control Suite is our platform for scheduled control capability. It can be used in any application where the intended message is created in advance and scheduled to play at a predetermined time. It is available in a on-premises or hosted cloud-based configuration and is capable of supporting a single display or scaling to support many displays. For applications that require both scheduled content and live video or real time content, a control solution can combine the capabilities of Venus@ Control Suite with the capabilities of the Show Control Software Suite to create a powerful solution that enables customers to easily manage content on their displays. Content includes media, scoring, timing, statistics, advertising, way-finding information, playback loops and entertainment type visualizations.

Raw Materials

Materials used in the production of our video display systems are sourced from around the world. Examples of the materials we use in production include light emitting diodes ("LEDs"), integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, tariff changes, price changes or defects in the supplied material or component could have an adverse impact on our business and operations. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

During late fiscal 2021, supply chain disruptions began to emerge because of the coronavirus pandemic ("COVID-19"), shipping container shortages, winter weather, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We are unable to predict the supply chain recovery or the impact to our business.

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

Backlog

Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not measures defined by accounting principles generally accepted in the United States of America ("GAAP"), and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.

Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlight fluctuations caused by seasonality and our large project business. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share. We believe backlog information is useful to investors to provide an indication of future revenues.

Our backlog as of May 1, 2021 was $304 million as compared to $268 million as of May 2, 2020. We expect to fulfill the backlog as of May 1, 2021 within the next 24 months. The timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic.

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

Our global operations subject us to various laws and regulations, including laws and regulations relating to tax compliance, anti-corruption, and data privacy. These requirements vary and can involve matters and processes such as records management, policy creation and maintenance, data protection programs, compliance filings, and continued training of employees.

We are subject to regulations restricting the movement and interaction of people and business operations. During unprecedented times, such as during the duration of the COVID-19 pandemic, countries and the U.S. states and/or its localities can issue lock down orders impacting availability of employees, third parties, suppliers, customers, and other services we need to operate our business.

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

Research and Development

Our experience in engineering, process design, and product and service design and development capabilities, and investments made in affiliates are very important factors in continuing to develop, produce, and offer the most up-to-date digital displays and control system solutions desired by the market.

Over the past years, we have invested in our development and our affiliates to increase our differentiated product platforms, advance our software architecture and offerings, support customer requirements, and advance new competitive narrow pixel and micro-electronic technologies.

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

Employees and Human Capital Resource Management

Our core values of Honest, Helpful and Humble support our commitment to diversity, equity and inclusion, which leads to our vision of every person at Daktronics being able to contribute their best every day. We seek to recruit, retain, and develop our existing and future workforce for decades-long engagements to build long-term mutual prosperity. We facilitate company-wide groups and teamwork to inspire a more inclusive culture. We encourage each employee to proactively and continuously build self-awareness, understanding of aspects of diversity, and openness to others’ experiences and perspectives.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. We provide training for safety measures on the job site and in our facilities. We provide our employees and their families with access to a variety of health programs, including benefits that support their physical and mental health. In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees. We implemented additional safety measures for employees continuing critical on-site work and allowed employees to work from home when able. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

As of May 1, 2021, we employed approximately 1,981 full-time employees and 136 part-time and temporary employees. Of these employees, approximately 695 were in manufacturing, 426 were in sales and marketing, 473 were in customer service, 331 were in engineering and 192 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.

Item 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Risks Relating to the COVID-19 Pandemic

Pandemics, including the COVID-19 pandemic, could have a material adverse effect on our operations, liquidity, financial condition, and financial results.

A serious global pandemic, including the current COVID-19 pandemic and variants of COVID-19, can adversely impact, shock and weaken the global economy. These impacts can amplify other risk factors and could have a material impact on our operations, liquidity, financial conditions, and financial results.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 pandemic-related risks impacting our business may include increased exposure to: global regulatory, geopolitical, and societal changes; rapid degradation of global economic conditions, creating an increase in the volatility and the timing and level of orders; supply chain disruptions, material shortages, and increases in the costs of components; changes in labor force availability, which could reduce our ability to operate across our business in development, sales and marketing, production, installation, and ongoing service and support; an increased risk of being subject to contract performance claims if we are unable to deliver according to the terms of our contracts or commitments and cannot claim force majeure to mitigate or eliminate our exposure to such claims; increased geographic work restrictions that could impact our ability to market, sell, manufacture and/or install our products; an increase in our exposure to claims or litigation relating to the pandemic; limitations on our ability to meet the terms of our bank credit agreements that cause restrictions on our ability to access the liquidity under such agreements; reduced access to and an increase in the cost of capital; reduced access to surety bonds or bank guarantees to secure customer orders; volatility and changes in foreign currency rates; delayed timing of collections and/or decreased collectability of receivables and contract assets; and a material reduction to the values of our assets including, but not limited to, inventory, investments in affiliates, deferred tax assets, goodwill, intangibles, and property and equipment.

The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic; the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus; and any change in trends on how people gather. The impact on our customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. To the extent that our customers and suppliers are adversely impacted by the COVID-19 outbreak, this could reduce the availability, or result in delays in the delivery, of materials or supplies, or delays in customer payments and orders, which in turn could materially interrupt our business operations and/or impact our liquidity. Site closures or project delays have occurred and have required increased social distancing and health-related precautions in our factories and many work sites, which may cause additional project delays and additional costs to be incurred. COVID-19 could disrupt our operations due to absenteeism by infected or ill employees or other employees who elect not to come to work due to the illness or due to quarantines.

Risks Related to Our Business

We operate in highly competitive markets and face significant competition and pricing pressure. If we are unable to keep up with of the rapidly changing product developments and new technologies or cannot compete effectively, we could lose market share and orders, which would negatively impact our results of operations.

The electronic display industry is characterized by ongoing product improvement, innovations and development. We compete against products produced in foreign countries and the United States. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or market new and unique product, service and controller offerings. Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs. To remain competitive, we must anticipate and respond quickly to provide products and services our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively.

Our results of operations on a quarterly and annual basis have and are likely to continue to fluctuate and be substantially affected by the size and timing of large contract order awards.

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

Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes or related employee worker unavailability, that could disrupt operations at ports-of-entry; transportation and other delays in shipments as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.

Price fluctuations in, and shortages of, raw materials, components, and related transportation costs and tariffs can have a significant impact on our price competitiveness and/or ability to produce our products, which could cause harm to our sales, financial condition and results of operations.

Price fluctuations and shortages of any raw materials and components used to manufacture our products can occur due to various factors (such as worldwide demand, natural disasters, logistic disruptions, and trade regulations). Electronic components used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social and economic factors. If we experience shortages or increases in the price of raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products at all or on a timely basis, it could negatively affect our business, financial condition or results of operations. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.

During late fiscal 2021, supply chain disruptions began to emerge because of COVID-19, shipping container shortages, winter weather, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We are unable to predict the supply chain recovery or the impact to our business.

As a result of U.S. Administrative trade actions in 2019, we experienced volatility in supply and increases in the prices of aluminum, electrical, and other components we use in our production. Further trade disputes could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We estimate our financial results were adversely impacted by approximately $2.9 million, $4.9 million, and $2.5 million of additional costs for tariffs in fiscal 2021, 2020 and 2019, respectively. Additionally in 2019, we incurred $3.8 million in costs due to extended lead-times and price volatility.

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

We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, an interruption, or a material change in our business relationships with our suppliers could cause a disruption in supply and a substantial increase in the costs of such materials. Such changes could cause harm to our sales, financial condition, and results of operations.

Our suppliers are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of a supplier may cause us to alter our business terms, cease doing business with a particular supplier, or change our sourcing practices.

An interruption from our suppliers of raw materials or components could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations. Although we believe our supply of raw materials and components generally is adequate for the needs of our business, we cannot assure that new sources of supply will be available if needed.

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

Unanticipated events resulting in credit losses to us could have a material adverse impact on our financial results.

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

The following factors are among those that could complicate capacity planning for market demand:

•	changes in the demand for and mix of products that our customers buy;
•	our ability to add and train our manufacturing staff in advance of demand;
•	the market’s pace of technological change;
•	variability in our manufacturing or services productivity;
•	long lead times for and availability of raw materials and components used in production;
•	our ability to engage third parties;
•	geography of the order and related shipping methods; and
•	long lead times for our plant and equipment expenditures.

The terms and conditions of our credit facilities impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition and make us vulnerable to adverse economic or industry conditions and cause liquidity issues.

The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; make a substantial change of ownership; or acquire or purchase a business or its assets. Our credit facilities also impose certain financial covenants on us which restrict the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

For the foreseeable future, it is anticipated that our cash on hand, marketable securities, cash provided by operating activities, and borrowings under our existing credit facilities should provide sufficient funds to finance our capital expenditures and working capital needs and otherwise meet operating expenses and debt service requirements. However, if additional capital is required or we are unable to renew our existing credit facilities at all or on a timely basis, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to meet their obligations to us.

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

Unexpected events, including natural disasters and pandemics, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, terrorist acts, pandemics, fires, tornadoes, floods, severe weather and natural disasters in the United States or in other countries in which we operate may disrupt our operations as well as the operations of our customers. Such events could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects. These events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results or financial condition.

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

As part of our business, we deal with state-owned business enterprises, the employees of which are considered to be foreign officials for purposes of the FCPA's prohibition on United States companies from engaging in bribery, providing anything of value, or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. In addition, the provisions of the Bribery Act apply to the bribery of foreign officials and to transactions with individuals that a government does not employ. The FCPA also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Some of the international locations in which we do business lack a developed legal system and have higher than normal levels of corruption. Our expansion outside of the United States, and our development of new partnerships and joint venture relations worldwide, could increase the risk of violation of the FCPA, OFAC, the Bribery Act or similar laws and regulations.

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

Any reduction or impairment of the value of an investment and related acquired assets, goodwill, or investments in affiliates would result in charges against earnings, which would adversely affect our results of operations in future periods.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded in our consolidated balance sheets as described in "Note 4. Goodwill and Intangible Assets" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

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

We had no impairments in fiscal 2019, 2020, or 2021.

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

Although we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to achieve the synergies expected from mergers and acquisitions or to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, could require us to pay more to hire and retain key personnel, thereby increasing our costs.

The outcome of pending and future claims, investigations or litigation can have a material adverse impact on our business, financial condition, and results of operations.

We are involved from time to time in a variety of litigation, investigations, inquires or similar matters arising in our business. Litigation, investigations and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, indemnity claims, or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on litigation obligations.

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

Risks Related to an Investment in Our Common Stock

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

The market price of our common stock has fluctuated and will likely continue to fluctuate. In the past, companies that have experienced significant changes in the market price of their stock have been subject to securities litigation claims. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Our Board of Directors approved regular dividends from fiscal 2006 until March 2020. The declaration, amount and timing of such dividends are determined by our Board of Directors at their discretion. Such determinations are subject to capital availability, compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends, strategic investment cash needs, business outlook and other factors balancing our long-term needs of our business and the interests of our shareholders.

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

On April 1, 2020, our Board of Directors announced the suspension of dividends for the foreseeable future. We believe these measures are necessary to help preserve our ability to borrow for liquidity needs and help us to be well positioned when the COVID-19 pandemic passes and economies recover.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.

Co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach's family members serve as executive officers of the Company. His son, Mr. Reece Kurtenbach, serves as our Chairman of the Board and Chief Executive Officer and two other children serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.4 percent of our outstanding common stock as of June 3, 2021, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 3, 2021. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.3 percent of our outstanding common stock as of June 3, 2021, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 3, 2021. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.

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

Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	765,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	62,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	277,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	137,000	Manufacturing, Sales, Service, Office

We also utilize sales and service offices located throughout the United States, Canada, Europe, South America, and the Asia-Pacific regions. These spaces are generally small leased offices used for sales related activities. See "Note 9. Leases" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on lease obligations.

Item 3. LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on any legal proceedings and claims.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance

Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 3, 2021, we had 968 shareholders of record.

The following graph shows changes during the period from April 30, 2016 to May 1, 2021 in the value of $100 invested in: (1) our common stock; (2) The Nasdaq Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
May 2021
Index Value
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
100.00
112.79
110.65
92.84
58.46
81.06
4.30.2016
4.29.2017
4.28.2018
4.27.2019
5.02.2020
5.01.2021
Daktronics Inc.
NASDAQ Composite-Total Return
S&P 600 Electric Equipment Manufacturers

Share Repurchases

On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. In fiscal 2019 we had no repurchases, in fiscal 2020, we repurchased 1.0 million shares of common stock at a total cost of $5.6 million and the program has been suspended since April 1, 2020 as part of the Company's COVID response. As of May 1, 2021, we had $32.5 million of remaining capacity under our current share repurchase program.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Management's Discussion and Analysis - Fiscal 2020 compared to Fiscal 2019

The comparison of fiscal 2020 with fiscal 2019, including the results of operations and liquidity, can be found in the "Management's Discussion and Analysis" section of our 2020 Form 10-K, which comparison is incorporated by reference herein.

EXECUTIVE OVERVIEW

Our mission is to be the world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We organize into business units to focus on customer loyalty over time and earn new and replacement business as our products have a finite lifetime. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).

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

Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, the overall manufacturing cost and the selling prices of our products have decreased over the years and are expected to continue to decrease in the future. Our competitors outside the U.S. are impacted differently by the global trade environment allowing them to avoid tariff costs or reduce prices. As a result, additional competitors have entered the market, and each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. However, the decline of digital solution pricing over the years and increased user adoption and applications have increased the size of the global market.

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

Outlook: The COVID-19 pandemic has created global disruptions since its initial outbreak and our reaction to it continue to evolve. The future extent to which COVID-19 will impact our business will depend on future developments that are uncertain and cannot be predicted with confidence. Developments include the ultimate severity, spread, and containment of the disease, the duration of the pandemic or any strain reemergence, the global availability and effectiveness of vaccines, global travel restrictions and social distancing requirements, the pace and extent of the economic recovery, and any change in trends and practices in how people gather. Our customer reduced their spend on audiovisual systems and related services in fiscal 2021 as they worked through the economic and business implications of COVID-19. As economies and restrictions ease, we believe our markets will recover and we will be poised to grow over the long-term.

During fiscal 2021, we lowered overall staffing and benefit levels and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. These reductions vary in permanency and some will not be sustainable through fiscal 2022 as our order and sales volumes begin to recover towards pre-pandemic levels.

Late in our fiscal 2021, supply chain disruptions began to emerge as a result of the pandemic, shipping container shortages, winter weather, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We expect headwinds in material, labor, freight availability and inflation as the world economies recover, which may cause volatility in our revenue cycles and production costs. While we cannot predict the length or severity of these conditions, it is reasonably possible they will have some impact on our operations during fiscal 2022.

During late fiscal 2021, order and quoting activities have increased creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters.

In addition to the COVID-19 and supply chain impacts described above, the outlook and unique key growth drivers and challenges by our business units include:

Commercial Business Unit: Our customers who rely on advertising revenues for Out-of-Home ("OOH") advertising or who are reliant on customer foot-traffic to drive sales are beginning to increase their capital spending through the COVID-19 economic recovery. Businesses using our displays for self-promotion or on-premise advertising may have reduced budgets for the foreseeable future or choose to utilize displays as part of their recovery, both actions creating an impact to the Commercial near-term outlook.

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

Live Events Business Unit: Our customers have been adversely impacted by governmental limitations on the number of people allowed to gather in certain spaces as part of COVID-19 safety measures since March 2020 with varied or no published expiration. In the near-term, our customers who rely on advertising and event revenues are expected to delay spending on projects because of the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the demand for our systems. As the restrictions of gathering start to decrease, we believe more customers may choose to begin to invest in their locations.

Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:

•	Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.
•	Lower product costs, driving an expansion of the marketplace.
•	Our product and service offerings, including additional micro-LED offerings which remain the most integrated and comprehensive offerings in the industry.
•	The competitive nature of sports teams, which strive to out-perform their competitors with display systems.
•	The desire for high-definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size.
•	Dynamic messaging system needs throughout a sports facility.
•	Increasing use of LED technologies replacing signage previously using LCD technology in and surrounding live events facilities.
•	Replacement cycles within each of these areas.

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

Over the long-term, we believe growth in the Transportation business unit will result from a number of factors, including:

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

International Business Unit: In the near-term, our customers who rely on advertising, retail, event revenues and governmental tax revenue availability are expected to delay spending on projects due to the COVID-19 pandemic. Changes to the ways and willingness of how people gather may change the demand for our systems. As the restrictions of gathering start to decrease, we believe more customers may choose to begin to invest in their locations. Customers who rely on advertising revenues for OOH advertising or who are reliant on customer foot-traffic to drive sales are beginning to increase their capital spending.

Over the long-term, we believe growth in the International business unit will result from a number of factors, including:

•	Achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East.
•	Continued focus on sports facility, spectacular-type, OOH advertising products, and architectural lighting market opportunities and the factors listed in each of the other business units to the extent they apply out of the United States and Canada.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in "Note 1. Nature of Business and Summary of Significant Accounting Policies", the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.

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

As of May 1, 2021 and May 2, 2020, we had approximately $26.0 million and $25.6 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended May 1, 2021 contained operating results for 52 weeks, while the fiscal year ended May 2, 2020 contained operating results for 53 weeks.

Net Sales

The following table shows information regarding net sales for the fiscal years ended May 1, 2021 and May 2, 2020:

	Year Ended
(in thousands)	May 1, 2021	May 2, 2020	Dollar Change	Percent Change
Net Sales:
Commercial	$127,300	$152,627	$(25,327)	(16.6)%
Live Events	143,049	196,591	(53,542)	(27.2)
High School Park and Recreation	91,557	96,414	(4,857)	(5.0)
Transportation	58,284	70,139	(11,855)	(16.9)
International	61,843	93,161	(31,318)	(33.6)
	$482,033	$608,932	$(126,899)	(20.8)%
Orders:
Commercial	$138,878	$146,182	$(7,304)	(5.0)%
Live Events	157,177	203,834	(46,657)	(22.9)
High School Park and Recreation	94,292	100,088	(5,796)	(5.8)
Transportation	49,696	83,473	(33,777)	(40.5)
International	75,841	87,201	(11,360)	(13.0)
	$515,884	$620,778	$(104,894)	(16.9)%

Fiscal Year 2021 as compared to Fiscal Year 2020

Sales and orders in all business units were impacted as a result of the economic downturn caused by the COVID-19 pandemic as well as fiscal 2020 including 53 weeks compared to the more common 52 weeks. Fiscal 2021 contained 52 weeks.

For net sales, during fiscal 2021, we achieved a $9.3 million per week average run rate as compared to a $11.5 million per week run rate during fiscal 2020, or an approximate 19.1% decrease. The change in sales was also related to fluctuations in the timing of order bookings and related conversion to sales and caused by delays in project sites caused by COVID-19 restrictions.

For orders, during fiscal 2021, we achieved a $9.9 million per week average run rate as compared to a $11.7 million per week run rate during fiscal 2020, or an approximate 15.4% decrease. The change in orders was caused by the economic impacts of COVID-19 on our customers and the fluctuations caused by the timing of large contract orders, which causes lumpiness.

Commercial: The decrease in net sales for fiscal 2021 compared to fiscal 2020 was primarily due to overall low market activity in the spectacular and OOH niches, which was partly offset by an increase in net sales in the on-premise niche.

The decrease in orders for fiscal 2021 compared to fiscal 2020 was primarily due to overall low market activity in the spectacular niche, which was partly offset by an increase in orders in the on-premise niche.

We continue to see increased adoption of video solutions in our Commercial business unit marketplace. Depending on the duration of the current economic conditions, we see opportunities for orders and sales over the coming years in our OOH, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, our releases of new solutions, additional distribution methods, and increased market size due to the decline of digital pricing over the years as well as the desire for higher resolution technology. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environments, competitive factors, and the uncertainty of the impacts of the COVID-19 pandemic, it is difficult to predict orders and net sales for fiscal 2022. We expect growth in the Commercial business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.

Live Events: The decrease in net sales and orders for fiscal 2021 compared to fiscal 2020 was primarily due to low demand for upgraded or new solutions for arenas, university venues, and sports stadiums. This decline was due to economic concerns and various other factors associated with the COVID-19 pandemic causing customers to delay large expenditures.

Overall, we believe that these orders are not lost but only delayed.

We continue to see ongoing interest from venues at all levels in increasing the size and capabilities of their display systems and in the usage of dynamic messaging systems throughout their facilities in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, the limited number of large custom projects, competitive factors, and the uncertainty of when venues will be allowed to seat at full capacity and other impacts of the COVID-19 pandemic, make forecasting fiscal 2022 orders and net sales difficult. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and success in counteracting competitive pressures.

High School Park and Recreation: The decrease in net sales and orders for fiscal 2021 compared to fiscal 2020 was primarily due to slightly lower market activity as schools held back spend during the COVID-19 pandemic.

We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2022, primarily in high school facilities, which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desires to communicate with students and parents using these systems. Several factors, such as the potential reduction in the availability of advertising revenues, the discretionary nature of customers committing to upgrade systems, replacement cycles, competitive factors, and the uncertainty of the impacts of the COVID-19 pandemic, make forecasting fiscal 2022 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions.

Transportation: The decrease in net sales and orders for fiscal 2021 compared to fiscal 2020 was primarily due to low demand for mass-transit and airport information displays projects due to the low level of use of these facilities during COVID-19 and the general slow-down of business activity for agencies working remotely.

Several factors, such as transportation funding, the competitive environment, customer delivery changes, and the uncertainty of the impacts of the COVID-19 pandemic, make forecasting orders and net sales difficult for fiscal 2022. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and wayfinding use in public transport and airport terminals continue to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.

International: The decrease in net sales and orders for fiscal 2021 compared to fiscal 2020 was primarily the result of low demand of large spectacular, OOH, and sport stadium projects because of reduced advertising spending and limited events held during the COVID-19 pandemic.

We expect demand for larger video systems for commercial and sports applications, indoor and outdoor OOH applications, and transportation applications to remain strong over the long-term. Macroeconomic factors, the discretionary nature of customers committing to new systems or replacements, the pace of market growth, and the uncertainty of the impacts of the COVID-19 pandemic, may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2022. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share, continue to enhance our tailored portfolio of product and control solution offerings, and increase the use and adoption of our technology globally.

Gross Profit and Contribution Margin

	Year Ended
	May 1, 2021		May 2, 2020
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$33,072	26.0%	$29,246	19.2%
Live Events	24,397	17.1	39,518	20.1
High School Park and Recreation	31,472	34.4	28,874	29.9
Transportation	20,329	34.9	23,910	34.1
International	11,313	18.3	17,152	18.4
	$120,583	25.0%	$138,700	22.8%

Fiscal Year 2021 as compared to Fiscal Year 2020

Gross profit is net sales less cost of sales. Cost of sales consists primarily of inventory, logistics related costs including tariffs and duties, consumables, personnel related costs, facilities-related costs for manufacturing locations, machinery and equipment maintenance and depreciation, site sub-contractors, warranty costs, and other service delivery expenses.

The increase in our gross profit percentage for fiscal 2021 compared to fiscal 2020 was the result of a $2.1 million litigation claim reversal in High School Park and Recreation and in all business units, a change of mix between service agreements and product sales and a reduction in capacity through temporary furloughs and reductions in force. In all business units, we lowered overall staffing and benefit levels and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. In addition we received $1.8 million of COVID-19 relief governmental subsidies partially offsetting the $2.8 million of severance costs incurred to reduce our workforce. Even with the cost cutting measures, we maintained more capacity aligned to Live Events at levels that exceeded the revenue changes causing gross profit to decline in this business unit. During fiscal 2020, we experienced additional expenses of approximately $3.3 million for project delivery costs and $2.0 million in tariff related expenses, decreasing the gross profit rate for that year.

We earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the fiscal year ended May 1, 2021. This was due to lower on-site demand as events were not being held. We believe this higher gross profit level will not be sustained in future fiscal years. Total warranty as a percent of sales decreased to 1.4 percent for fiscal 2021 as compared to 1.9 percent during fiscal 2020.

It is difficult to project gross profit levels for fiscal 2022 because of the uncertainty regarding the level of sales, the sales mix, price strategy and timing of sales generation, the COVID-19 impact, potential inflation and availability of materials, labor, and freight, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include releasing new product designs to lower overall costs of the product; improving reliability to reduce warranty expenses; expanding our global capacity and planning; meeting customer solution expectations; and continued improvements in operational effectiveness in manufacturing, installation, and service delivery areas. Cost reductions made during the pandemic vary in permanency and may not be sustainable in future periods as orders and sales volumes recover.

	Year Ended
	May 1, 2021				May 2, 2020
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$18,976	14.9%	$9,079	91.7%	$9,897	6.5%
Live Events	15,198	10.6	(10,876)	(41.7)	26,074	13.3
High School Park and Recreation	21,409	23.4	6,068	39.6	15,341	15.9
Transportation	17,248	29.6	(2,318)	(11.8)	19,566	27.9
International	(897)	(1.5)	(2,817)	(146.7)	1,920	2.1
	$71,934	14.9%	$(864)	(1.2)%	$72,798	12.0%

Fiscal Year 2021 as compared to Fiscal Year 2020

Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, facility-related costs for sales and service offices, bad debt expenses, third-party commissions and expenditures for marketing efforts, including the costs of collateral materials, conventions and trade shows, product demonstrations, customer relationship management systems, and supplies.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit. Each business unit's contribution margin was impacted as a result of the economic downturn caused by the COVID-19 pandemic, as well as fiscal 2020 including 53 weeks compared to the more common 52 weeks. Fiscal 2021 contained 52 weeks. In addition, each business unit's contribution margin had a decrease in personnel related expenses offset by severance costs for reductions in force, as well as reductions in travel and entertainment, marketing, and convention related expenses. This was partially offset by a $1.4 million increase in bad debt expenses. We have reduced overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. These reductions made during the pandemic vary in permanency and may change in future periods in future periods as orders and sales volumes recover.

Reconciliation from non-GAAP contribution margin to operating income (loss) GAAP measure is as follows:

	Year Ended
	May 1, 2021				May 2, 2020
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$71,934	14.9%	$(864)	(1.2)%	$72,798	12.0%
General and administrative	27,980	5.8	(7,213)	(20.5)	35,193	5.8
Product design and development	26,846	5.6	(10,926)	(28.9)	37,772	6.2
Operating income (loss)	$17,108	3.5%	$17,275	*	$(167)	(0.0)%

* Percentage is not meaningful due to prior year operating loss.

Fiscal Year 2021 as compared to Fiscal Year 2020

General and administrative expenses consist primarily of salaries, other employee-related costs, professional fees, shareholder relations costs, facilities and equipment-related costs for administrative departments, training costs, and the cost of supplies.

General and administrative expenses in fiscal 2021 decreased as compared to the same period one year ago primarily due to decreases in personnel related expenses and professional fees. We have reduced overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

We expect general and administrative expenses to increase for fiscal 2022 as compared to fiscal 2021 as the cost reductions made during the pandemic vary in permanency and may change in future periods in future periods as orders and sales volumes recover.

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

Product design and development expenses in fiscal 2021 compared to fiscal 2020 decreased primarily due to decreased labor costs and professional services assigned to product design and development projects offset by severance costs for the reduction in force. We have reduced overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. We expect an increase in expenditures for product design and development for fiscal 2022 as compared to fiscal 2021 due to an anticipated gradual return to pre-pandemic levels. During fiscal 2022, we plan to make continued investments in our software and controller options and narrow pixel pitch LED displays throughout our various product offerings.

Other Income and Expenses

	Year Ended
	May 1, 2021				May 2, 2020
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(65)	(0.0)%	$(764)	(109.3)%	$699	0.1%
Other (expense) income, net	$(2,983)	(0.6)%	$(2,442)	451.4%	$(541)	(0.1)%

Fiscal Year 2021 as compared to Fiscal Year 2020

Interest (expense) income, net: We generate interest income through short-term cash investments, marketable securities, and product sales on an installment basis or in exchange for the rights to sell and retain advertising revenues from displays, which result in long-term receivables. Interest expense is comprised primarily of interest costs on long-term obligations.

The change in interest (expense) income, net for fiscal 2021 as compared to fiscal 2020, was primarily due to the change in investment levels caused by the volatility of working capital needs and interest expense for our drawings on the line of credit.

Other (expense) income, net: The change in other income and expense, net for fiscal 2021 as compared to fiscal 2020, was primarily due to foreign currency volatility and the increases in the losses recorded for equity method affiliates. During fiscal 2021, we recorded equity method affiliate losses of $2.4 million as compared to $0.7 million during fiscal 2020.

Income Taxes

Our effective tax rate was approximately 22.3 percent for fiscal year 2021. The effective income tax rate for fiscal 2021 was impacted due to tax benefits from permanent tax credits and prior year provision to return adjustments offset by and valuation allowances as well as other various permanent tax adjustments and state taxes.

Our fiscal 2020 income tax benefit was the result of permanent tax credits reduced by valuation allowances and minor pre-tax book loss creating a meaningless effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	May 1, 2021	May 2, 2020	Percent Change
Net cash provided by (used in):
Operating activities	$66,212	$10,808	512.6%
Investing activities	(10,221)	(4,271)	139.3
Financing activities	(15,585)	(1,978)	687.9
Effect of exchange rate changes on cash	(416)	111	(474.8)
Net increase in cash, cash equivalents and restricted cash	$39,990	$4,670	756.3%

Cash increased by $40.0 million in fiscal 2021 as compared to an increase of $4.7 million in fiscal 2020, which is primarily due to cash generated by operations, a decrease in capital expenditures, and suspending our dividends and share repurchase program, offset by a $15 million outflow for financing activities which resulted from repayment of borrowings under our line of credit.

Net cash provided by operating activities: Cash generated by operating activities is primarily derived from cash received from customers, offset by cash payments for inventories, subcontractors, employee related costs, and operating expense outflows. Operating cash flows consist primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and the effect of changes in operating assets and liabilities. Overall, changes in net operating assets and liabilities can be impacted by the timing of cash flows on large orders, which can cause significant short-term and seasonal fluctuations in inventory, accounts receivables, accounts payable, contract assets and liabilities, and various other operating assets and liabilities. Variability in contract assets and liabilities relates to the timing of billings on construction-type contracts and revenue recognition, which can vary significantly depending on contractual payment terms and build and installation schedules. Balances are also impacted by the seasonality of the sports market. For specific quantitative changes in operating assets and liabilities, see "Note 13. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Net cash provided by operating activities was $66.2 million for fiscal 2021 compared to $10.8 million in fiscal 2020. The $55.4 million increase in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities and an of increase of $10.4 million in net income.

Net cash used in investing activities: Net cash used in investing activities totaled $10.2 million for fiscal 2021 compared to $4.3 million in fiscal 2020. During fiscal 2021, we had $1.2 million of proceeds from sales or maturities of marketable securities compared to $25.2 million in fiscal 2020. Net proceeds of marketable securities in fiscal 2020 were utilized to cover working capital needs for changes in operating assets and liabilities. Purchases of property and equipment totaled $7.9 million in fiscal 2021 compared to $18.1 million in fiscal 2020. Proceeds from the sales of property and equipment totaled $3.2 million in fiscal 2021 compared to $0.3 million in fiscal 2020. Purchases of and loans to equity investments totaled $6.7 million in fiscal 2021 as compared to $11.7 million in fiscal 2020.

Net cash used in financing activities: Net cash used in financing activities was $15.6 million for fiscal 2021 compared to $2.0 million in fiscal 2020. Principal payments on long-term obligations for fiscal 2021 was $0.5 million compared to $2.1 million in fiscal 2020, which was mostly related to contingent liability payments. During fiscal 2021, we paid $15.0 million on notes payable compared to borrowing on notes payable of $15.0 million in fiscal 2020. Dividends of $9.0 million, or $0.20 per share, were paid to Daktronics shareholders during fiscal 2020, while there were no dividends paid during fiscal 2021. During fiscal 2021, there were no share repurchases compared to $5.6 million of share repurchases in fiscal 2020. As part of our COVID-19 response, as announced on April 1, 2020, our Board of Directors suspended dividends and stock repurchases for the foreseeable future.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, repurchases of stock in our stock repurchase program, and capital spending impact our liquidity.

Working capital was $118.4 million at May 1, 2021 and $106.0 million at May 2, 2020. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality, can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect fluctuations in working capital to continue during the pandemic recovery.

We had $5.6 million of retainage on long-term contracts included in receivables and contract assets as of May 1, 2021, which has an impact on our liquidity. We expect to collect these amounts within one year. When working capital is needed, we have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements. As of May 1, 2021, we were in compliance with all applicable bank loan covenants. For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

As part of our COVID-19 response, our Board of Directors suspended dividends and share repurchases for the foreseeable future. The future reinstatement of dividends and share repurchases cannot be predicted and is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility as further described in "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At May 1, 2021, we had $59.2 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting capital expenditures to be approximately $25 million for fiscal 2022. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. During fiscal 2022, we may choose to invest additional capital in our investments in affiliates to support further development in microLED and other technologies. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect our customers may continue to have disruptions and may continue to reduce or increase their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19. While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we believe our working capital available from all sources will be adequate to meet the cash requirements of our operations and strategies in the foreseeable future. If the pandemic impact or long-term growth extends beyond current expectations, or if we make significant strategic investments, we may need to utilize and possibly increase our credit facilities or seek other means of financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, or other currencies. For fiscal 2021, 14.3 percent of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.

If we believe currency risk in any foreign location or specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. The notional amount of the foreign currency agreements as of May 1, 2021 was $2.8 million, and all contracts mature within eight months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 15. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.0 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $77.6 million in cash balances at May 1, 2021, $60.8 million were denominated in U.S. dollars, of which $1.9 million were held by our foreign subsidiaries. As of May 1, 2021, we had an additional $16.8 million in cash balances denominated in foreign currencies, of which $14.2 million were maintained in accounts of our foreign subsidiaries.

Interest Rate Risks

Our exposure to market risks relate primarily to changes in interest rates on cash and marketable securities. We do not expect our income or cash flows to be significantly impacted by interest rates.

Commodity Risk

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results could be affected by changes in the availability, prices, and global tariff regulation of these materials. Some of these materials are sourced from one or a limited number of suppliers in countries around the world. Some of these materials are also key source materials for our competitors and for other technology companies. Some of these materials are sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could adversely impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and material groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. Over the years, we have been impacted by the factors noted; however, we believe that we have adequate sources of supply for most of our key materials in the near-term. During late fiscal 2021, supply chain disruptions began to emerge because of the COVID-19 pandemic, shipping container shortages, winter weather, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We are unable to predict the supply chain recovery or the impact to our business.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Daktronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of May 1, 2021 and May 2, 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended May 1, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 1, 2021 and May 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 1, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Uniquely Configured Contracts — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as its contractual performance obligations are satisfied, which may be at a point in time or over time. Certain of the Company’s contracts are for the delivery, installation, and integration of uniquely configured audio-visual communication systems. Revenue for these uniquely configured systems is recognized over time using the cost incurred input method. This input method requires management to make estimates of the costs that will ultimately be incurred at the completion of each contract. Revenue is recognized based on the transaction price and the percentage of cost incurred as of the balance sheet date in relation to the total estimated inputs at completion.

We identified revenue associated with uniquely configured contracts as a critical audit matter because of the significant judgments necessary for management to estimate total costs to be incurred to recognize revenue under these contracts. Changes in estimated costs could have a significant impact on the timing and amount of revenue recognized. This required an increased level of auditor judgment due to the complexity of uniquely configured contracts and extent of effort when performing audit procedures to audit management’s estimate of total costs and evaluating the reasonableness of the underlying estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimates of total cost used to recognize revenue for uniquely configured contracts included the following, among others:

●	We tested the effectiveness of controls over uniquely configured contracts, including management’s controls over the estimates of total costs.

●	We selected a sample of uniquely configured contracts and performed the following:

●	Compared costs incurred to date to the costs management estimated to be incurred to date.

●

Evaluated management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers and engineers, and compared the estimates to management’s work plans, engineering specifications, and supplier contracts.

●	Confirmed contractual terms with third parties.

●	Tested the mathematical accuracy of management’s estimate of total costs.

●	We evaluated management’s ability to accurately estimate total costs by comparing actual costs to management’s historical estimates for uniquely configured contracts that have been fulfilled.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 11, 2021

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	May 1, 2021	May 2, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,590	$40,398
Restricted cash	2,812	14
Marketable securities	—	1,230
Accounts receivable, net	67,808	72,577
Inventories	74,356	86,803
Contract assets	32,799	35,467
Current maturities of long-term receivables	1,462	3,519
Prepaid expenses and other current assets	7,445	9,629
Income tax receivables	731	548
Property and equipment and other assets available for sale	—	1,817
Total current assets	265,003	252,002

Property and equipment, net	58,682	67,484
Long-term receivables, less current maturities	1,635	1,114
Goodwill	8,414	7,743
Intangibles, net	2,083	3,354
Investment in affiliates and other assets	27,403	27,683
Deferred income taxes	11,944	13,271
TOTAL ASSETS	$375,164	$372,651

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	40,251	47,834
Contract liabilities	64,495	50,897
Accrued expenses	30,672	36,626
Warranty obligations	10,464	9,764
Income taxes payable	738	844
Total current liabilities	146,620	145,965

Long-term warranty obligations	15,496	15,860
Long-term contract liabilities	10,720	10,707
Other long-term obligations	7,816	22,105
Long-term income tax payable	548	582
Deferred income taxes	410	452
Total long-term liabilities	34,990	49,706

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 115,000,000 shares; 46,264,576 and 45,913,209 shares issued at May 1, 2021 and May 2, 2020, respectively	60,575	60,010
Additional paid-in capital	46,595	44,627
Retained earnings	96,016	85,090
Treasury stock, at cost, 1,297,409 and 1,343,281 shares at May 1, 2021 and May 2, 2020, respectively	(7,297)	(7,470)
Accumulated other comprehensive loss	(2,335)	(5,277)
TOTAL SHAREHOLDERS' EQUITY	193,554	176,980
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$375,164	$372,651

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Net sales	$482,033	$608,932	$569,704
Cost of sales	361,450	470,232	439,410
Gross profit	120,583	138,700	130,294

Operating expenses:
Selling	48,649	65,902	64,648
General and administrative	27,980	35,193	34,817
Product design and development	26,846	37,772	35,557
	103,475	138,867	135,022
Operating income (loss)	17,108	(167)	(4,728)

Nonoperating income (expense):
Interest income	230	805	1,031
Interest expense	(295)	(106)	(160)
Other (expense) income, net	(2,983)	(541)	(1,087)

Income (loss) before income taxes	14,060	(9)	(4,944)
Income tax expense (benefit)	3,134	(500)	(3,986)
Net income (loss)	$10,926	$491	$(958)

Weighted average shares outstanding:
Basic	44,989	45,031	44,926
Diluted	45,202	45,316	44,926

Earnings (loss) per share:
Basic	$0.24	$0.01	$(0.02)
Diluted	$0.24	$0.01	$(0.02)

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019

Net income (loss)	$10,926	$491	$(958)

Other comprehensive income (loss):
Cumulative translation adjustments	2,942	(965)	(1,749)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	44	107
Total other comprehensive income (loss), net of tax	2,942	(921)	(1,642)
Comprehensive income (loss)	$13,868	$(430)	$(2,600)

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 28, 2018:	$54,731	$40,328	$107,105	$(1,834)	$(2,714)	$197,616
Net loss	—	—	(958)	—	—	(958)
Cumulative translation adjustments	—	—	—	—	(1,749)	(1,749)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	107	107
Share-based compensation	—	2,479	—	—	—	2,479
Exercise of stock options	1,318	—	—	—	—	1,318
Tax payments related to RSU issuances	—	(246)	—	—	—	(246)
Employee savings plan activity	1,650	—	—	—	—	1,650
Dividends paid ($0.28 per share)	—	—	(12,554)	—	—	(12,554)
Balance as of April 27, 2019:	57,699	42,561	93,593	(1,834)	(4,356)	187,663
Net income	—	—	491	—	—	491
Cumulative translation adjustments	—	—	—	—	(965)	(965)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	44	44
Share-based compensation	—	2,265	—	—	—	2,265
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	2,311	—	—	—	—	2,311
Dividends paid ($0.20 per share)	—	—	(8,994)	—	—	(8,994)
Treasury stock purchase	—	—	—	(5,636)	—	(5,636)
Balance as of May 2, 2020:	60,010	44,627	85,090	(7,470)	(5,277)	176,980
Net income	—	—	10,926	—	—	10,926
Cumulative translation adjustments	—	—	—	—	2,942	2,942
Share-based compensation	—	2,067	—	—	—	2,067
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Employee savings plan activity	565	—	—	—	—	565
Treasury stock reissued	—	26	—	173	—	199
Balance as of May 1, 2021:	$60,575	$46,595	$96,016	$(7,297)	$(2,335)	$193,554

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,926	$491	$(958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,077	17,718	18,635
(Gain) loss on sale of property, equipment and other assets	(572)	(35)	(441)
Share-based compensation	2,067	2,265	2,479
Contingent consideration adjustment	—	—	286
Equity in loss of affiliate	2,370	741	844
Provision for doubtful accounts, net of recovery	1,299	(99)	194
Deferred income taxes, net	1,314	(2,183)	(3,379)
Change in operating assets and liabilities	31,731	(8,090)	11,886
Net cash provided by operating activities	66,212	10,808	29,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,891)	(18,091)	(17,268)
Proceeds from sales of property, equipment and other assets	3,184	322	607
Purchases of marketable securities	—	—	(25,337)
Proceeds from sales or maturities of marketable securities	1,230	25,162	33,706
Purchases of and loans to equity investment	(6,744)	(11,664)	(1,300)
Acquisitions, net of cash acquired	—	—	(2,250)
Net cash used in investing activities	(10,221)	(4,271)	(11,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	15,000	—
Payments on notes payable	(15,000)	—	—
Principal payments on long-term obligations	(460)	(2,149)	(450)
Dividends paid	—	(8,994)	(12,554)
Proceeds from exercise of stock options	—	—	1,318
Payments for common shares repurchased	—	(5,636)	—
Tax payments related to RSU issuances	(125)	(199)	(246)
Net cash used in financing activities	(15,585)	(1,978)	(11,932)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(416)	111	215
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,990	4,670	5,987

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	40,412	35,742	29,755
End of period	$80,402	$40,412	$35,742

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

Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended May 1, 2021 and April 27, 2019 contained operating results for 52 weeks, while the fiscal year ended May 2, 2020 contained operating results for 53 weeks.

Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Investments in affiliates: Investments in affiliates over which we have significant influence are accounted for under the equity method of accounting, recording the investment at cost and then subsequently adjusting to account for our share of the affiliates' profit or losses, in accordance with the provisions of Accounting Standards Codification ("ASC") 323, Investments - Equity Method and Joint Ventures. Investments in affiliates over which we do not have the ability to exert significant influence over the affiliates' operating and financing activities are accounted for under the cost method of accounting, recording the investment at cost and then subsequently adjusting for any changes in ownership or dividends in accordance with the provisions of ASC 321, Investments - Equity Securities. We have evaluated our relationships with our affiliates and have determined that these entities are not variable interest entities. Cash paid for investments in affiliates and loans to affiliates are included in the "Purchases of and loans to equity investment" line item in our consolidated statements of cash flows. Equity method investments as a whole are assessed for other-than-temporary impairments whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

During the fourth quarter of fiscal 2020, we participated in a Series A investment in X Display Company ("XDC"). XDC creates and owns leading intellectual property (IP) and capabilities in microLED mass transfer technology. This investment will support XDC’s further development in microLED capabilities and applications. MicroLED technologies support Daktronics’ line of narrow pixel pitch LED displays and will enable solutions to move into the realm of less than 1-millimeter pixel spacing. During the fourth quarter of fiscal 2021, we invested an additional $5,000, which resulted in a 16.4 percent ownership in XDC. XDC is accounted for under the equity method of accounting.

The aggregate amount of investments accounted for under the equity method was $19,887 and $17,257 at May 1, 2021 and May 2, 2020, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For fiscal years 2021, 2020, and 2019, our share of the losses of our affiliates was $2,370, $741, and $844, respectively. We purchased services for research and development activities from our equity method investments. The total of these related party transactions for fiscal 2021 was $460, which was included in the "Product design and development" line item in in our condensed consolidated statement of operations, and $470 of this remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheet. The total of these related party transactions for fiscal 2020 and 2019 was $1,113 and $0, respectively.

Summarized financial information for equity method investments consist of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Balance sheet data:
Current assets	$7,534	$10,593	$192
Non-current assets	4,637	4,266	2,626
Current liabilities	2,807	2,755	839
Non-current liabilities	1,793	4,086	2,599
Income statement data:
Net loss	(13,436)	(1,383)	(2,168)

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation, the allowance for doubtful accounts, share-based compensation, goodwill impairment, and extended warranty and product maintenance agreements. Changes in estimates are reflected in the periods in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the totals of the same amounts shown in the consolidated statement of cash flows:

	May 1, 2021	May 2, 2020	April 27, 2019
Cash and cash equivalents	$77,590	$40,398	$35,383
Restricted cash	2,812	14	359
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$80,402	$40,412	$35,742

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

Allowance for doubtful accounts: We make estimates regarding the collectability of our accounts receivable, long-term receivables, contract assets and other receivables. In evaluating the adequacy of our allowance for doubtful accounts, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. We charge off receivables at such time it is determined collection will not occur in accordance with ASC 310, Receivables.

Revenue recognition: Our accounting policies and estimates are in accordance with ASC 606, Revenue from Contracts with Customers, and are as follows:

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

Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $492 and $1,582 as of May 1, 2021 and May 2, 2020, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.

At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on its own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation if we are providing goods and services with the same pattern of transfer that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or when the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for extended warranties and other services ("service-type warranties") that represent a distinct service as a separate performance obligation.

Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing the legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See "Note 6. Receivables" for amounts recorded in long-term receivables.

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

Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time; set milestone payments that are specific to the project are scheduled for performance-based payments or are set time-based payment(s). Variability in contract assets and contract liabilities relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms, build and installation schedules and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.

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

Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost incurred input method. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. The cost incurred input method measures costs incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include materials and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.

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

Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets with indefinite lives in accordance with ASC 350, Goodwill and Other. Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates an impairment or a decline in value may have occurred. Such circumstances could include, but are not limited to, a worsening trend of orders and sales without a corresponding way to preserve future cash flows or a significant decline in our stock price. In conducting our impairment testing, we utilize a step 0 analysis which allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any.

If a quantitative analysis is performed, we utilize an income approach to estimate the fair value of each reporting unit. We selected this method because we believe it most appropriately measures our income producing assets. We considered using the market approach and cost approach, but concluded they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends occurring in the industry. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. Although there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions to a large degree were consistent with our long-term performance, with limited exceptions. We believe our future investments for capital expenditures as a percent of revenue will remain similar to the historical rates as a percentage of sales in future years. Our investments are expected to relate to equipment replacements and new product line manufacturing equipment needs and to keep our information technology infrastructure robust. These assumptions could deviate materially from actual results.

Goodwill was not impaired in any reporting unit based on the outcome of the fiscal 2021 annual impairment test which utilized a quantitative assessment.

Foreign currency translation: We follow the provisions of ASC 830, Foreign Currency Matters. Our foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive loss.

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

In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See "Note 12. Income Taxes" for further information.

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

Advertising costs: In accordance with ASC 720-35, Advertising Costs, we expense advertising costs as incurred. Advertising expenses were $843, $2,184 and $2,969 for the fiscal years 2021, 2020 and 2019, respectively.

Earnings per share (“EPS”): We follow the provisions of ASC 260, Earnings Per Share, where basic EPS is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock which share in our earnings.

The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019:

	Net income (loss)	Shares	Per share income (loss)
For the year ended May 1, 2021:
Basic earnings per share	$10,926	44,989	$0.24
Dilution associated with stock compensation plans	—	213	—
Diluted earnings per share	$10,926	45,202	$0.24
For the year ended May 2, 2020:
Basic earnings per share	$491	45,031	$0.01
Dilution associated with stock compensation plans	—	285	—
Diluted earnings per share	$491	45,316	$0.01
For the year ended April 27, 2019:
Basic loss per share	$(958)	44,926	$(0.02)
Dilution associated with stock compensation plans	—	—	—
Diluted loss per share	$(958)	44,926	$(0.02)

Options outstanding to purchase 2,262, 2,198 and 2,304 shares of common stock with a weighted average exercise price of $9.11, $9.95 and $9.99 for the fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

Share-based compensation: We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. See "Note 10. Shareholders' Equity and Share-Based Compensation" for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.

Other Business Developments - Coronavirus Pandemic

During fiscal 2021, we continued to see impacts of the global spread of the coronavirus pandemic ("COVID-19") and related restrictions, which created and continues to create significant volatility, uncertainty and global economic disruption. We have taken proactive steps to solidify our financial position and mitigate any adverse consequences. Our orders and sales decline indicate the impacts of the pandemic. To align our expenses to the change in the market, we reduced investments in capital assets, reduced executive pay and board member compensation for fiscal 2021, and instituted initiatives to reduce other costs in the business. On April 1, 2020, our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends for the foreseeable future. In addition, throughout fiscal 2021, we temporarily furloughed employees to manage our cost structure to align with decreased demand.

A special voluntary retirement and voluntary exit incentive program ("Offering") and two reductions in force ("RIF") were instituted in fiscal 2021 to adjust our capacity and reduce on-going expenses due to the reduced revenue and uncertainties created by the COVID-19 pandemic. During the first quarter of fiscal 2021, 60 employees agreed to participate in the Offering and completed employment. The approximate cost of this Offering was $931 during the first quarter of fiscal 2021. Under the RIF, the employment of 108 employees was terminated with severance totaling $1,426 during the first quarter of fiscal 2021, and the employment of 150 employees was terminated with severance totaling $2,742 during the second quarter of fiscal 2021.

We received governmental wage subsidies from various governmental programs related to COVID-19 implications of $1,757 during the fiscal year 2021 and recorded it as a reduction of compensation expense, which is mostly included in the "Costs of sales" line item in our consolidated statements of operations. We also have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period, which ended on December 31, 2020. As of May 1, 2021, the total amount of such deferral was $5,122, which is included in the "Accrued expenses" and in the "Other long-term obligations" line items in our condensed consolidated balance sheet. Per the terms of the deferral program, 50 percent of the deferred amount is due on December 31, 2021, with the remaining 50 percent due on December 31, 2022.

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

We adopted ASU 2016-02 and its related guidance during the first quarter of fiscal 2020 for all agreements existing as of April 28, 2019. We elected the "comparatives under Accounting Standards Codification ("ASC") 840 option" as a transitional method, which allows us to initially apply the new lease requirements at the effective date. Comparative periods were not adjusted and will continue to be reported in accordance with prior lease guidance under ASC 840. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating leases related assets or liabilities for leases with a lease term of less than one year. We have also elected the practical expedient to not separate lease and non-lease components in the lease payments for all asset classes. This adoption did not have an impact on our consolidated statements of operations, shareholders' equity and cash flows, and there was no adjustment to retained earnings. As of April 28, 2019, we recognized a right of use asset for operating leases of $11,101 and a current and non-current lease liability for operating leases of $2,745 and $8,356, respectively. The right of use operating assets are included in the "Investment in affiliates and other assets" line item, the current lease liabilities are included in the "Accrued expenses" line item, and the non-current lease liabilities are included in the "Other long-term obligations" line item in our consolidated balance sheets. See "Note 9. Leases" for more information.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 during the first quarter of fiscal 2021, and the adoption did not have an impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-03, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-03 improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, ASU 2016-03 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted ASU 2016-03 and its related guidance during the first quarter of fiscal 2021, and the adoption did not have a material impact on our condensed consolidated financial statements.

We estimate an allowance for doubtful accounts using a loss rate method. We measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance
for Doubtful
Accounts:
Balance as of May 2, 2020	$2,828
Charged to costs and expenses	3,318
Deductions (1)	(2,204)
Balance as of May 1, 2021	$3,942

(1) Includes account collections and write offs

Accounting Standards Not Yet Adopted

There are no significant ASU's issued that we have not yet adopted as of  May 1, 2021.

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

The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$16,535	$104,682	$22,258	$36,398	$22,266	$202,139
Limited configuration	96,420	18,679	66,697	19,690	32,583	234,069
Service and other	14,345	19,688	2,602	2,196	6,994	45,825
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033
Timing of revenue recognition
Goods/services transferred at a point in time	$98,243	$23,906	$60,859	$20,180	$34,388	$237,576
Goods/services transferred over time	29,057	119,143	30,698	38,104	27,455	244,457
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033

	Fiscal Year 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$35,212	$140,044	$19,176	$43,519	$40,454	$278,405
Limited configuration	102,847	31,897	74,266	24,588	45,626	279,224
Service and other	14,568	24,650	2,972	2,032	7,081	51,303
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932
Timing of revenue recognition
Goods/services transferred at a point in time	$105,096	$39,521	$68,582	$25,157	$47,345	$285,701
Goods/services transferred over time	47,531	157,070	27,832	44,982	45,816	323,231
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932

	Fiscal Year 2019
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,171	$119,569	$21,792	$38,490	$44,989	$250,011
Limited configuration	108,921	30,107	66,825	23,799	42,134	271,786
Service and other	14,741	21,276	2,570	2,102	7,218	47,907
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704
Timing of revenue recognition
Goods/services transferred at a point in time	$111,617	$35,313	$60,763	$24,500	$44,758	$276,951
Goods/services transferred over time	37,216	135,639	30,424	39,891	49,583	292,753
	$148,833	$170,952	$91,187	$64,391	$94,341	$569,704

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

The following table reflects the balances and changes in our contract assets and liabilities:

	May 1, 2021	May 2, 2020
Contract assets	$32,799	$35,467
Contract liabilities - current	64,495	50,897
Contract liabilities - non-current	10,720	10,707

The changes in our contract assets and contract liabilities from May 2, 2020 to May 1, 2021 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for fiscal 2021.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

	May 1, 2021	May 2, 2020
Balance at beginning of year	$24,490	$24,939
New contracts sold	35,623	41,169
Less: reductions for revenue recognized	(36,723)	(41,167)
Foreign currency translation and other	1,200	(451)
Balance at end of year	$24,590	$24,490

As of  May 1, 2021 and  May 2, 2020, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses are included in the "Accrued expenses" line item in our consolidated balance sheets.

During fiscal 2021, we recognized revenue of $46,533 related to our contract liabilities as of May 2, 2020.

Remaining performance obligations

As of May 1, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $303,535. We expect approximately $269,792 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at May 1, 2021 are $250,736 and $52,799, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

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

We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Net sales:
Commercial	$127,300	$152,627	$148,833
Live Events	143,049	196,591	170,952
High School Park and Recreation	91,557	96,414	91,187
Transportation	58,284	70,139	64,391
International	61,843	93,161	94,341
Total company net sales	482,033	608,932	569,704

Gross profit:
Commercial	33,072	29,246	31,785
Live Events	24,397	39,518	32,164
High School Park and Recreation	31,472	28,874	26,858
Transportation	20,329	23,910	22,525
International	11,313	17,152	16,962
	120,583	138,700	130,294

Operating expenses
Selling	48,649	65,902	64,648
General and administrative	27,980	35,193	34,817
Product design and development	26,846	37,772	35,557
	103,475	138,867	135,022
Operating income (loss)	17,108	(167)	(4,728)

Nonoperating income (expense):
Interest income	230	805	1,031
Interest expense	(295)	(106)	(160)
Other (expense) income, net	(2,983)	(541)	(1,087)
Income (loss) before income taxes	$14,060	$(9)	$(4,944)

Depreciation and amortization:
Commercial	$3,037	$3,682	$4,795
Live Events	5,798	5,605	5,194
High School Park and Recreation	1,942	2,025	1,965
Transportation	979	1,029	1,102
International	2,887	2,460	2,829
Unallocated corporate depreciation	2,434	2,917	2,750
	$17,077	$17,718	$18,635

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Net sales:
United States	$413,211	$504,931	$460,099
Outside United States	68,822	104,001	109,605
	$482,033	$608,932	$569,704
Property and equipment, net of accumulated depreciation:
United States	$50,130	$58,422	$59,192
Outside United States	8,552	9,062	6,122
	$58,682	$67,484	$65,314

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

Note 4. Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Goodwill and Other.

Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended May 1, 2021 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 2, 2020:	$2,266	$3,144	$38	$2,295	$7,743
Foreign currency translation	47	320	46	258	671
Balance as of May 1, 2021:	$2,313	$3,464	$84	$2,553	$8,414

We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test and concluded no goodwill impairment existed for fiscal years 2021, 2020, and 2019.

Intangible Assets

The following table summarizes intangible assets, net, as of May 1, 2021 and May 2, 2020:

	May 1, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.4	$738	$246	$492
Software	3.0	6,606	6,412	194
Customer relationships	10.0	2,984	1,588	1,396
Other	1.5	132	131	1
Total amortized intangible assets	6.1	$10,460	$8,377	$2,083

	May 2, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.4	$663	$183	$480
Software	3.0	6,247	4,890	1,357
Customer relationships	10.0	2,641	1,135	1,506
Other	1.5	120	109	11
Total amortized intangible assets	6.0	$9,671	$6,317	$3,354

In the fiscal years 2021, 2020, and 2019, amortization expense was $1,502, $1,498, and $2,157, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statements of operations. Intangible assets are written off when fully amortized.

As of May 1, 2021, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2022	$512
2023	316
2024	316
2025	316
2026	281
Thereafter	342
Total expected amortization expense	$2,083

Note 5. Selected Financial Statement Data

Inventories consisted of the following:

	May 1, 2021	May 2, 2020
Raw materials	$29,913	$35,306
Work-in-process	9,948	12,102
Finished goods	34,495	39,395
	$74,356	$86,803

Property and equipment, net consisted of the following:

	May 1, 2021	May 2, 2020
Land	$1,924	$2,183
Buildings	69,608	68,804
Machinery and equipment	98,451	104,157
Office furniture and equipment	4,103	6,151
Computer software and hardware	44,851	53,441
Equipment held for rental	—	287
Demonstration equipment	7,186	8,473
Transportation equipment	7,264	7,944
	233,387	251,440
Less accumulated depreciation	174,705	183,956
	$58,682	$67,484

Our depreciation expense was $15,575, $16,230, and $16,564 for the fiscal years 2021, 2020, and 2019, respectively.

In the fiscal years 2021, 2020, and 2019, the pretax impairment charges for property and equipment were immaterial.

Accrued expenses consisted of the following:

	May 1, 2021	May 2, 2020
Compensation	$13,079	$15,967
Taxes, other than income taxes	5,888	3,597
Accrued employee benefits	2,174	2,243
Operating lease liabilities	1,881	2,416
Short-term accrued expenses	7,455	9,270
Claims liabilities	—	2,562
Acquisition-related contingency consideration	195	571
	$30,672	$36,626

Other (expense) income, net consisted of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Foreign currency transaction (losses) gains	$(675)	$207	$(262)
Equity in losses of affiliates	(2,370)	(741)	(844)
Other	62	(7)	19
	$(2,983)	$(541)	$(1,087)

Note 6. Receivables

We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $3,942 and $2,828 at May 1, 2021 and May 2, 2020, respectively. Included in accounts receivable as of May 1, 2021 and May 2, 2020 was $660 and $687, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.

In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $3,097 and $4,633 as of May 1, 2021 and May 2, 2020, respectively. Contract receivables bearing annual interest rates of 5.0 to 9.0 percent are due in varying annual installments through November 2025. The face value of long-term receivables was $3,438 as of May 1, 2021 and $5,166 as of May 2, 2020.\

Note 7. Financing Agreements

On March 11, 2021, we entered into an amendment to clarify the potential upcoming change from LIBOR (the London Interbank Offered Rate) to SOFR (the Secured Overnight Financing Rate) and to modify the expiration date of a specific letter of credit to up to seven years from the issuance date. On November 15, 2019, we entered into an amendment to extend the maturity date of our credit agreement and a related revolving bank note from November 15, 2019 to November 15, 2022 and to modify certain other terms and financial covenants. On August 28, 2020, we entered into the third amendment to our credit agreement and a security agreement creating a security interest on certain assets. The third amendment adds a liquidity covenant and revises other financial covenants. The revolving amount of the agreement and note remains at $35,000, including up to $20,000 for commercial and standby letters of credit. The credit agreement and amendments require us to be in compliance with certain financial ratios, including a covenant to maintain the ratio of interest-bearing debt to earnings before income taxes, depreciation, and amortization of less than 2.5, and other covenants and contain customary events of default, including the failure to comply with covenants, the failure to pay or discharge material judgments and taxes, bankruptcy, the failure to pay loans and fees, and experiencing a change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate repayment of the loans, foreclose on the collateral for the loans, and require collateralization of outstanding letters of credit. As of May 1, 2021, there were no advances under the loan portion of the line of credit, and the balance of the letters of credit outstanding was approximately $3,811. As of May 1, 2021, $31,189 of the credit facility was available for borrowing.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of May 1, 2021, we had $2,561 of such instruments outstanding.

As of May 1, 2021, we were in compliance with all applicable bank loan covenants.

Note 8. Share Repurchase Program

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

During fiscal 2021 and 2019, we had no repurchases of shares of our outstanding common stock. During fiscal 2020, we repurchased 1,039 shares of common stock at a total cost of $5,636. As of May 1, 2021, we had $32,539 of remaining capacity under our current share repurchase program.

As part of our COVID-19 response, on April 1, 2020, our Board of Directors voted to suspend stock repurchases under our share repurchase program for the foreseeable future.

Note 9. Leases

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

We determine if an arrangement is a lease at the inception of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As we are generally not able to determine the rate implicit in our leases, we use the incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The operating lease right-of-use asset includes any prepaid lease payments and initial direct costs and excludes any lease incentives and impairments. Some of our leases include options to extend the term, which is only included in the right-of-use assets and lease liability calculation when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and we have elected to account for all asset classes as a single lease component. Our operating leases also typically require payment of real estate taxes, insurance, and common area maintenance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Our total variable lease costs are immaterial.

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2021, the amount of the operating lease cost included in cost of sales and operating expenses in the consolidated statements of operations was $2,241 and $977, respectively, as compared to $2,325 and $1,116, respectively, in fiscal year 2020. Operating lease cost includes short-term leases, which are immaterial.

As of May 1, 2021, the weighted average remaining lease term and discount rate related to operating leases was 4.7 years and 3.3 percent as compared to 5.0 years and 3.4 percent as of May 2, 2020.

Supplemental unaudited cash flow information related to operating leases include:

	Year Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,752	$3,340

Future minimum operating lease payments as of, and subsequent to, May 1, 2021 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2022	$2,061
2023	1,282
2024	1,168
2025	958
2026	800
Thereafter	667
Total lease payments	6,936
Less imputed interest	(530)
Total lease liabilities	$6,406

(1) Includes $3,879 to extend the term of the lease for our Sioux Falls, South Dakota manufacturing facility.

Note 10. Shareholders' Equity and Share-Based Compensation

Common stock: Our 120,000 authorized shares consist of 115,000 shares of common stock and 5,000 shares of “undesignated stock.” Our Board of Directors has the power to authorize and issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.

Each outstanding share of our common stock includes one preferred share purchase right. Each right entitles the registered holder of our common stock to purchase from us one one-thousandth of one share of our Series A Junior Participating Preferred Stock at an initial exercise price of $25 per right, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common shares (subject to certain exceptions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of our outstanding common shares. The rights expire on November 19, 2021, which date may be extended by our Board of Directors subject to certain additional conditions.

Stock incentive plans: During fiscal 2021, we established the Daktronics, Inc. 2020 Stock Incentive Plan (“2020 Plan”) and ceased granting options under the 2015 Stock Incentive Plan ("2015 Plan"). The 2020 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the 2015 Plan and 2020 Plan generally have a 10-year life, an exercise price equal to the market value on the grant date and a five-year annual vesting period. Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the fair market value on the date of grant. Stock options granted to independent directors vest in one year, provided that the directors remain on the Board. The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board. Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

At May 1, 2021, the aggregate number of shares available for future grants under the 2020 Plan for stock options and restricted stock awards was 2,868 shares. Shares of common stock subject to all stock awards granted under the 2020 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2015 Plan remains in effect for options outstanding that were granted under the 2015 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2015 Plan.

Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $1,787 at May 1, 2021, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted stock vested was $1,293, $1,415, and $1,530 in fiscal years 2021, 2020, and 2019, respectively.

A summary of non-vested restricted stock and restricted stock units for fiscal years 2021, 2020, and 2019 is as follows:

	Year Ended
	May 1, 2021		May 2, 2020		April 27, 2019
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	449	$7.16	444	$7.58	437	$8.48
Granted	223	3.92	186	7.03	181	6.79
Vested	(176)	7.27	(173)	8.10	(169)	9.05
Forfeited	(16)	7.00	(8)	7.37	(5)	7.74
Outstanding at end of year	480	$5.62	449	$7.16	444	$7.58

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2015 Plan and 2020 Plan during the fiscal year ended May 1, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 2, 2020	2,121	$9.96	4.38	$—
Granted	412	4.11	—	—
Canceled or forfeited	(306)	12.48	—	—
Outstanding at May 1, 2021	2,227	$8.53	4.83	$843.00

Shares vested and expected to vest	2,190	$8.58	4.76	$792.00
Exercisable at May 1, 2021	1,478	$9.83	3.00	$—

The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at May 1, 2021 as options having exercise prices lower than the $6.17 per share market price of our common stock on that date. There were no shares exercisable that were in-the-money options at May 1, 2021. The total intrinsic value of options exercised during fiscal years 2021, 2020, and 2019 was $0, $0, and $98, respectively. The total fair value of stock options vested was $451, $566, and $667 for fiscal years 2021, 2020, and 2019, respectively.

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

Expected volatility. We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with ASC 718 and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, Share-Based Payments.

Risk-free interest rate. The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.

Dividend yield. We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Fair value of options granted	$1.71	$1.99	$2.16
Risk-free interest rate	43.00%	1.51%	2.83%
Expected dividend rate	—%	3.50%	3.37%
Expected volatility	40.53%	37.55%	38.58%
Expected life of option (in years)	6.94	6.94	6.83

Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 4,000. The number of shares of common stock issued under the ESPP totaled 170, 453, and 241 shares in fiscal 2021, 2020, and 2019, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 809 shares at May 1, 2021. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").

Total share-based compensation expense: As of May 1, 2021, there was $2,832 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 3.1 years.

The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Stock options	$450	$492	$593
Restricted stock and stock units	1,203	1,341	1,446
Employee stock purchase plans	414	432	440
	$2,067	$2,265	$2,479

A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2021, 2020, and 2019 is as follows:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Cost of sales	$472	$514	$578
Selling	484	572	625
General and administrative	678	717	772
Product design and development	433	462	504
	$2,067	$2,265	$2,479

We received $0 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 1, 2021. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled ($70), ($92), and ($52) for fiscal years 2021, 2020, and 2019, respectively.

Note 11. Retirement Benefits

We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We made matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation; however, we eliminated our matching contribution as one of our cost savings initiatives for fiscal 2021. These benefits were reinstated for fiscal 2022. Employees are eligible to participate in the 401(k) savings plan upon completion of three months of continuous service if they have attained the age of 21. We contributed $0, $2,917 and $2,754 for matches to the plan for fiscal years 2021, 2020, and 2019, respectively.

Note 12. Income Taxes

The following tables reflect the significant components of our income tax provision. The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Domestic	$10,413	$(4,187)	$(8,402)
Foreign	3,647	4,178	3,458
Income (loss) before income taxes	$14,060	$(9)	$(4,944)

Income tax expense (benefit) consisted of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Current:
Federal	$507	$625	$(2,142)
State	422	297	384
Foreign	891	761	1,151
Deferred:
Federal	1,216	(2,028)	(2,725)
State	59	(321)	(390)
Foreign	39	166	(264)
	$3,134	$(500)	$(3,986)

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income taxes is as follows:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Computed income tax expense (benefit) at federal statutory rates	$2,953	$(2)	$(1,038)
Change in uncertain tax positions	(34)	4	(2,600)
Research and development tax credit	(1,047)	(1,621)	(1,278)
Other, net	403	(241)	587
Change in valuation allowances	402	482	(471)
GILTI	(156)	149	391
Base Erosion Anti-Abuse Tax (BEAT)	(285)	301	—
Stock compensation	355	318	308
Meals and entertainment	49	305	248
Dividends paid to retirement plan	—	(111)	(158)
State taxes, net of federal benefit	494	(84)	25
	$3,134	$(500)	$(3,986)

The effective income tax rate for fiscal 2021 was impacted due to tax benefits from permanent tax credits and prior year provision to return adjustments offset by valuation allowances as well as other various permanent tax adjustments and state taxes.

During fiscal 2020, our effective income tax rate was impacted due to the tax benefit of permanent tax credits reduced by a valuation allowance placed on equity investments in proportion to a small pre-tax book loss which results in an abnormal looking tax rate.

During fiscal 2019, our effective income tax rate was impacted due to a tax benefit of a book loss plus permanent credits and deductions, the release of unrecognized tax benefits, and the reversal of a valuation allowance related to foreign net operating loss carryforwards.

The components of the net deferred tax assets were as follows:

	May 1, 2021	May 2, 2020
Deferred tax assets:
Accrued warranty obligations	$6,293	$6,202
Vacation accrual	1,222	1,753
Deferred maintenance revenue	398	987
Allowance for excess and obsolete inventory	1,776	1,318
Legal reserve	—	503
Equity compensation	324	396
Allowance for doubtful accounts	829	546
Inventory capitalization	583	822
Accrued compensation and benefits	1,707	539
Unrealized loss on foreign currency exchange	85	—
Net operating loss carry forwards	856	919
Research and development tax credit carry forwards	516	1,975
Lease accounting - lease liability	1,572	2,099
Other	1,513	1,035
Total deferred tax assets	17,674	19,094
Valuation allowance	(1,732)	(1,189)
Net deferred tax assets	15,942	17,905

Deferred tax liabilities:
Property and equipment	(2,373)	(2,141)
Lease accounting - right of use asset	(1,580)	(2,103)
Prepaid expenses	(337)	(440)
Intangible assets	(69)	(317)
Unrealized gain on foreign currency exchange	—	(17)
Other	(49)	(68)
Total deferred tax liabilities	(4,408)	(5,086)
Net deferred tax asset	$11,534	$12,819

The classification of the net deferred tax assets in the accompanying consolidated balance sheets is:

	May 1, 2021	May 2, 2020
Non-current assets	$11,944	$13,271
Non-current liabilities	(410)	(452)
	$11,534	$12,819

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	May 1, 2021	May 2, 2020
Balance at beginning of year	$582	$578
Gross increases related to prior period tax positions	21	17
Gross decreases related to prior period tax positions	(1)	(2)
Gross increases related to current period tax positions	84	148
Lapse of statute of limitations	(138)	(159)
Balance at end of year	$548	$582

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $150 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $138 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2021.

Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $38 and $30 as of May 1, 2021 and May 2, 2020, respectively.

As of May 1, 2021, we had foreign net operating loss (“NOL”) carryforwards of approximately $4,457 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $856. However, due to uncertainty in future taxable income, a valuation allowance totaling approximately $595 was been recorded. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statements of operations.

Additional tax information:

We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2018, 2019 and 2020 remain open to federal tax examinations, and fiscal years 2017, 2018, 2019 and 2020 remain open for state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2010. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statement of operations.

As of May 1, 2021, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act of 2017 generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-U.S. jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 global pandemic. The CARES Act includes provisions such as: a deferral of the employer portion of certain payroll taxes, refundable payroll tax credits, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property, and permitting NOL incurred in tax years 2018, 2019, and 2020 (our fiscal years 2019, 2020, and 2021) to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Subsequently to the CARES Act, the Consolidated Appropriations Act (“CAA”) of 2021 was signed into law on December 27, 2020 expanding and extending rules pertaining to payroll tax credits outlined in the CARES Act. Additionally, the American Rescue Plan Act of 2021 (“ARPA”) signed into law on March 11, 2021, further extended the payroll tax credits with slight modifications. We continue to evaluate the specific rules, guidance, and procedures allowed by the provisions of the CARES Act, CAA and ARPA. Some of these provisions do not apply to our income tax results; however, we are currently participating in the payment deferral of the employer portion of certain payroll taxes.

Note 13. Cash Flow Information

The changes in operating assets and liabilities consisted of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
(Increase) decrease:
Account receivable	$4,864	$(7,461)	$10,856
Long-term receivables	1,737	(1,173)	329
Inventories	13,900	(8,347)	(4,076)
Contract assets	3,080	(1,931)	(3,040)
Prepaid expenses and other current assets	2,450	(1,403)	472
Income taxes receivables	(148)	533	4,250
Investment in affiliates and other assets	744	(3,137)	48
Increase (decrease):
Accounts payable	(7,081)	2,377	(2,747)
Contract liabilities	12,628	4,548	10,774
Accrued expenses	(2,936)	6,745	4,631
Warranty obligations	696	273	(4,393)
Long-term warranty obligations	(367)	883	(1,079)
Income taxes payable	(173)	390	(3,023)
Long-term marketing obligations and other payables	2,337	(387)	(1,116)
	$31,731	$(8,090)	$11,886

Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Cash payments for:
Interest	$264	$46	$177
Income taxes, net of refunds	2,557	977	(1,934)

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Demonstration equipment transferred to inventory	$56	$10	$97
Purchases of property and equipment included in accounts payable	667	1,951	1,106
Contributions of common stock under the ESPP	565	2,311	1,650

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

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 1, 2021 and May 2, 2020 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of May 1, 2021:
Cash and cash equivalents	$77,590	$—	$—	$77,590
Restricted cash	2,812	—	—	2,812
Derivatives - asset position	—	4	—	4
Derivatives - liability position	—	(261)	—	(261)
Acquisition-related contingent consideration	—	—	(363)	(363)
	$80,402	$(257)	$(363)	$79,782
Balance as of May 2, 2020:
Cash and cash equivalents	$40,398	$—	$—	$40,398
Restricted cash	14	—	—	14
Available-for-sale securities:
Certificates of deposit	—	1,230	—	1,230
Derivatives - asset position	—	261	—	261
Derivatives - liability position	—	(17)	—	(17)
Acquisition-related contingent consideration	—	—	(761)	(761)
	$40,412	$1,474	$(761)	$41,125

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the fiscal year ended May 1, 2021 is as follows:

Acquisition-related contingent consideration as of May 2, 2020	$761
Additions	183
Settlements	(600)
Interest	19
Acquisition-related contingent consideration as of May 1, 2021	$363

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

Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if conditions are met. The contingent liabilities were calculated by estimating the discounted present value of expected future payments as of the acquisition date and subsequently at the end of each reporting period. The fair value measurement is based on significant unobservable inputs as of May 1, 2021 and May 2, 2020. The contingent liabilities are presented in the "Accrued expenses" line items in our consolidated balance sheets.

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

Other measurements using fair value: Some of our financial instruments, such as accounts receivable, long-term receivables, prepaid expense and other assets, contract assets and liabilities, accounts payable, warranty obligations, and other long-term obligations are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Note 15. Derivative Financial Instruments

We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar. We enter into currency forward contracts to manage these economic risks. We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of May 1, 2021 and May 2, 2020, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other (expense) income, net" line item in the consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at May 1, 2021 and May 2, 2020 were as follows:

	May 1, 2021		May 2, 2020
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	2,410	3,464	2,235	3,323
U.S. Dollars/Canadian Dollars	—	—	452	648
U.S. Dollars/British Pounds	418	300	3,160	2,424
U.S. Dollars/Euros	—	—	1,881	1,689

As of May 1, 2021, there was an asset and liability of $4 and $261, respectively, and as of May 2, 2020, there was an asset and liability of $261 and $17, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of May 1, 2021, all contracts mature within eight months.

Note 16. Commitments and Contingencies

Litigation: We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

As of May 2, 2020, we recorded a $2,072 reserve for the probable and reasonably estimated cost to settle a patent litigation claim, which was included in the "Accrued expenses" line item in our condensed consolidated balance sheets and "Cost of Sales" in consolidated statement of operations. During fiscal 2021, an appellate court ruled in our favor on this matter. Since we no longer estimate we have a probable loss, we recorded a credit to the "Cost of sales" line item in our condensed consolidated statement of operations and removed the liability from our condensed consolidated balance sheet during fiscal 2021.

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

Warranties: See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties.

Changes in our warranty obligation for the fiscal years ended May 1, 2021 and May 2, 2020 consisted of the following:

	May 1, 2021	May 2, 2020
Beginning accrued warranty obligations	$25,624	$24,470
Warranties issued during the period	8,539	10,629
Settlements made during the period	(5,718)	(9,209)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(2,485)	(266)
Ending accrued warranty obligations	$25,960	$25,624

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of May 1, 2021, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $3,811, $2,561 and $59,221, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of May 1, 2021, we were not aware of any indemnification claim from a customer.

Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of May 1, 2021, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2022	$3,102
2023	1,825
2024	148
2025	113
2026	40
$5,228

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. As of May 1, 2021, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 1, 2021, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 1, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with the accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of May 1, 2021.

Our internal control over financial reporting as of May 1, 2021 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 11, 2021	June 11, 2021

Item 9B. OTHER INFORMATION

None.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2021 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end. Any information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports.” The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.” The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”

Item 11. EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and officers for the fiscal year ended May 1, 2021 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement. There were no related party transactions in fiscal 2021.

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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

Consolidated Balance Sheets as of May 1, 2021 and May 2, 2020

Consolidated Statements of Operations for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019

Consolidated Statements of Comprehensive Income for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019

Consolidated Statements of Cash Flows for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019

Notes to the Consolidated Financial Statements

(2)	Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 2021.

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

Signature	Title	Date

By /s/ Byron J. Anderson	Director	June 11, 2021
Byron J. Anderson

By /s/ Robert G. Dutcher	Director	June 11, 2021
Robert G. Dutcher

By /s/ Dr. José-Marie Griffiths	Director	June 11, 2021
Dr. José-Marie Griffiths

By /s/ Reece A. Kurtenbach	Director	June 11, 2021
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 11, 2021
James B. Morgan

By /s/ John P. Friel	Director	June 11, 2021
John P. Friel

By /s/ Kevin P. McDermott	Director	June 11, 2021
Kevin P. McDermott

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

4.3	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007).*
4.4	Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015).*
4.5	Daktronics, Inc. 2020 Incentive Stock Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*
4.6	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).*
4.7	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).*
4.8	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).*
4.9	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).*
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4(vi) filed with our Annual Report on Form 10-K filed on June 12, 2020).
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

10.4	Third Amendment to Credit Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q on August 28, 2020).
10.5	Fourth Amendment to Credit Agreement dated as of March 11, 2021 by and between the Company and U.S. Bank National Association (1).
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
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
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended May 1, 2021, formatted in Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
(1) Filed herewith electronically.
** Paper filing.
* Indicates a management contract or compensatory plan or arrangement.