Form 10-Q
period 2021-07-31
DAKTRONICS INC /SD/
filed 2021-09-01
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of August 30, 2021 was 45,357,234.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended July 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	July 31,	May 1,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,658	$77,590
Restricted cash	2,541	2,812
Accounts receivable, net	78,497	67,808
Inventories	84,514	74,356
Contract assets	38,133	32,799
Current maturities of long-term receivables	1,756	1,462
Prepaid expenses and other current assets	9,821	7,445
Income tax receivables	635	731
Total current assets	290,555	265,003

Property and equipment, net	56,208	58,682
Long-term receivables, less current maturities	1,390	1,635
Goodwill	8,311	8,414
Intangibles, net	1,780	2,083
Investment in affiliates and other assets	26,271	27,403
Deferred income taxes	11,941	11,944
TOTAL ASSETS	$396,456	$375,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,775	$40,251
Contract liabilities	67,507	64,495
Accrued expenses	27,650	30,672
Warranty obligations	9,986	10,464
Income taxes payable	496	738
Total current liabilities	163,414	146,620

Long-term warranty obligations	15,395	15,496
Long-term contract liabilities	10,586	10,720
Other long-term obligations	7,848	7,816
Long-term income taxes payable	654	548
Deferred income taxes	378	410
Total long-term liabilities	34,861	34,990

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 46,444,603 and 46,264,576 shares issued at July 31, 2021 and May 1, 2021, respectively	61,172	60,575
Additional paid-in capital	47,117	46,595
Retained earnings	99,701	96,016
Treasury Stock, at cost, 1,266,401 and 1,297,409 shares at July 31, 2021 and May 1, 2021, respectively	(7,101)	(7,297)
Accumulated other comprehensive loss	(2,708)	(2,335)
TOTAL SHAREHOLDERS' EQUITY	198,181	193,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$396,456	$375,164
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended
	July 31,	August 1,
	2021	2020
Net sales	$144,732	$143,644
Cost of sales	112,544	107,883
Gross profit	32,188	35,761

Operating expenses:
Selling	11,795	11,556
General and administrative	7,571	7,124
Product design and development	7,162	7,532
	26,528	26,212
Operating income	5,660	9,549

Nonoperating (expense) income:
Interest income	153	85
Interest expense	(16)	(73)
Other (expense) income, net	(868)	(627)

Income before income taxes	4,929	8,934
Income tax expense	1,244	1,467
Net income	$3,685	$7,467

Weighted average shares outstanding:
Basic	45,139	44,654
Diluted	45,419	44,751

Earnings per share:
Basic	$0.08	$0.17
Diluted	$0.08	$0.17

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	July 31,	August 1,
	2021	2020

Net income	$3,685	$7,467

Other comprehensive (loss) income:
Cumulative translation adjustments	(373)	1,037
Total other comprehensive (loss) income, net of tax	(373)	1,037
Comprehensive income	$3,312	$8,504

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 1, 2021	$60,575	$46,595	$96,016	$(7,297)	$(2,335)	$193,554
Net income	—	—	3,685	—	—	3,685
Cumulative translation adjustments	—	—	—	—	(373)	(373)
Share-based compensation	—	518	—	—	—	518
Employee savings plan activity	597	—	—	—	—	597
Treasury stock reissued	—	4	—	196	—	200
Balance as of July 31, 2021	$61,172	$47,117	$99,701	$(7,101)	$(2,708)	$198,181

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	$60,010	$45,192	$92,557	$(7,297)	$(4,240)	$186,222

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three Months Ended
	July 31,	August 1,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,685	$7,467
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,052	4,337
Gain on sale of property, equipment and other assets	(106)	(53)
Share-based compensation	518	539
Equity in loss of affiliates	746	529
Provision for doubtful accounts	(421)	1
Deferred income taxes, net	(32)	(4)
Change in operating assets and liabilities	(9,461)	(4,271)
Net cash (used in) provided by operating activities	(1,019)	8,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,283)	(3,155)
Proceeds from sales of property, equipment and other assets	149	86
Purchases of and loans to equity investment	(718)	(492)
Net cash used in investing activities	(1,852)	(3,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(200)	(210)
Net cash used in financing activities	(200)	(210)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(132)	(481)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,203)	4,293

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	80,402	40,412
End of period	$77,199	$44,705

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$43
Income taxes, net of refunds	980	786

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$46	$—
Purchases of property and equipment included in accounts payable	868	969
Contributions of common stock under the ESPP	597	—

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet at May 1, 2021, has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 1, 2021, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC"). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 31, 2021 and August 1, 2020, contained operating results for 13 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	July 31,	August 1,
	2021	2020
Cash and cash equivalents	$74,658	$44,609
Restricted cash	2,541	96
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$77,199	$44,705

Other Business Developments - Coronavirus Pandemic

During fiscal 2021, the global spread of the coronavirus pandemic ("COVID-19") and restrictions impacted our business and created significant volatility, uncertainty and global economic disruption. We took proactive steps to solidify our financial position and mitigate any adverse consequences. Our orders and sales decline, in fiscal 2021, indicate the impacts of the pandemic. To align our expenses to the change in the market, we reduced investments in capital assets, reduced executive pay and board member compensation for fiscal 2021, and instituted initiatives to reduce other costs in the business. On  April 1, 2020, our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends for the foreseeable future. In addition, throughout fiscal 2021, we temporarily furloughed employees to manage our cost structure to align with decreased demand.

A special voluntary retirement and voluntary exit incentive program ("Offering") and a reduction in force ("RIF") were instituted during the first quarter of fiscal 2021 to adjust our capacity and reduce on-going expenses due to the reduced revenue and uncertainties created by the COVID-19 pandemic. During the first quarter of fiscal 2021, 60 employees agreed to participate in the Offering and completed employment. The approximate cost of this Offering was $931. Under the RIF, employment was terminated with 108 employees with severance totaling $1,426.

We received governmental wage subsidies from various governmental programs related to COVID implications of $77 and $812 during the three months ended July 31, 2021 and August 1, 2020, respectively and recorded as a reduction of compensation expense, which is mostly included in the "Costs of sales" line item in our condensed consolidated statements of operations. We also have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period, which ended on December 31, 2020. As of July 31, 2021 the total amount of such deferral was $5,122, which is included in the "Accrued expenses" and in the "Other long-term obligations" line items in our condensed consolidated balance sheet. Per the terms of the deferral program, 50 percent of the deferred amount is due on December 31, 2021 with the remaining 50 percent due on December 31, 2022.

We continue to monitor guidance from international and domestic authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. Since late fiscal 2021, order and quoting activities have increased creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters. Supply chain disruptions continue to emerge as a result of several factors including - the pandemic, shipping container shortages, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We expect headwinds in material, labor, freight availability and inflation as the world economies recover, which may cause volatility in our revenue cycles and production costs. While we cannot predict the length or severity of these conditions, it is reasonably possible they will continue to have some impact on our operations during fiscal 2022.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

Accounting Standards Adopted

There are no significant Accounting Standard Updates ("ASU's") issued that were adopted in the three-months ended July 31, 2021.

Accounting Standards Not Yet Adopted

There are no significant ASU's issued not yet adopted as of July 31, 2021.

Note 2. Investments in Affiliates

The aggregate amount of investments accounted for under the equity method was $19,141 and $19,887 at July 31, 2021 and May 1, 2021, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the three months ended July 31, 2021 and August 1, 2020, our share of the losses of our affiliates was $746 and $529, respectively. We purchased services for research and development activities from our equity method investments. The total of these related party transactions was $470 for the three months ended July 31, 2021, which was included in the "Product design and development" line item in in our condensed consolidated statement of operations and $275 of this remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheet. There were no related party transactions for the three months ended August 1, 2020.

Note 3. Earnings Per Share ("EPS")

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 31, 2021 and August 1, 2020:

	Net income	Shares	Per share income
For the three months ended July 31, 2021
Basic earnings per share	$3,685	45,139	$0.08
Dilution associated with stock compensation plans	—	280	—
Diluted earnings per share	$3,685	45,419	$0.08
For the three months ended August 1, 2020
Basic earnings per share	$7,467	44,654	$0.17
Dilution associated with stock compensation plans	—	97	—
Diluted earnings per share	$7,467	44,751	$0.17

Options outstanding to purchase 1,810 shares of common stock with a weighted average exercise price of $9.52 for the three months ended July 31, 2021 and 2,119 shares of common stock with a weighted average exercise price of $9.96 for the three months ended  August 1, 2020 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition

Disaggregation of revenue

The following table presents our disaggregation of revenue by segments:

	Three Months Ended July 31, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,587	$41,508	$4,166	$6,541	$5,883	$61,685
Limited configuration	25,907	5,842	22,957	5,352	11,545	71,603
Service and other	3,287	5,037	771	665	1,684	11,444
	$32,781	$52,387	$27,894	$12,558	$19,112	$144,732
Timing of revenue recognition
Goods/services transferred at a point in time	$26,379	$6,829	$21,941	$5,571	$12,019	$72,739
Goods/services transferred over time	6,402	45,558	5,953	6,987	7,093	71,993
	$32,781	$52,387	$27,894	$12,558	$19,112	$144,732

	Three Months Ended August 1, 2020
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,727	$41,975	$7,668	$7,724	$4,012	$70,106
Limited configuration	22,555	5,419	20,688	6,266	8,653	63,581
Service and other	3,224	4,080	587	508	1,558	9,957
	$34,506	$51,474	$28,943	$14,498	$14,223	$143,644
Timing of revenue recognition
Goods/services transferred at a point in time	$22,892	$6,214	$19,368	$6,374	$9,179	$64,027
Goods/services transferred over time	11,614	45,260	9,575	8,124	5,044	79,617
	$34,506	$51,474	$28,943	$14,498	$14,223	$143,644

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

The following table reflects the changes in our contract assets and liabilities:

	July 31,	May 1,	Dollar	Percent
	2021	2021	Change	Change
Contract assets	$38,133	$32,799	$5,334	16.3%
Contract liabilities - current	67,507	64,495	3,012	4.7%
Contract liabilities - noncurrent	10,586	10,720	(134)	(1.3)%

The changes in our contract assets and contract liabilities from May 1, 2021 to July 31, 2021 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for the three months ended July 31, 2021.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

July 31,
2021
Balance at beginning of period	$24,590
New contracts sold	10,165
Less: reductions for revenue recognized	(8,669)
Foreign currency translation and other	(86)
Balance at end of period	$26,000

As of July 31, 2021 and May 1, 2021, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses is included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the three months ended July 31, 2021, we recognized revenue of $31,587 related to our contract liabilities as of May 1, 2021.

Remaining performance obligations

As of July 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $339,192. We expect approximately $297,849 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at July 31, 2021 are $285,322 and $53,870, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	July 31,	August 1,
	2021	2020
Net sales:
Commercial	$32,781	$34,506
Live Events	52,387	51,474
High School Park and Recreation	27,894	28,943
Transportation	12,558	14,498
International	19,112	14,223
Total company net sales	144,732	143,644

Gross profit:
Commercial	7,178	7,742
Live Events	8,582	9,354
High School Park and Recreation	9,509	10,476
Transportation	3,751	5,143
International	3,168	3,046
	32,188	35,761

Operating expenses:
Selling	11,795	11,556
General and administrative	7,571	7,124
Product design and development	7,162	7,532
	26,528	26,212
Operating income	5,660	9,549

Nonoperating income (expense):
Interest income	153	85
Interest expense	(16)	(73)
Other (expense) income, net	(868)	(627)
Income before income taxes	$4,929	$8,934

Depreciation and amortization:
Commercial	$702	$772
Live Events	1,337	1,451
High School Park and Recreation	438	496
Transportation	139	237
International	726	693
Unallocated corporate depreciation	710	688
	$4,052	$4,337

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 31,	August 1,
	2021	2020
Net sales:
United States	$123,482	$128,069
Outside United States	21,250	15,575
	$144,732	$143,644

	July 31,	May 1,
	2021	2021
Property and equipment, net of accumulated depreciation:
United States	$48,450	$50,130
Outside United States	7,758	8,552
	$56,208	$58,682

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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 31, 2021 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 1, 2021	$2,313	$3,464	$84	$2,553	$8,414
Foreign currency translation	(6)	(39)	(5)	(53)	(103)
Balance as of July 31, 2021	$2,307	$3,425	$79	$2,500	$8,311

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

Note 7. Financing Agreements

As of July 31, 2021, there were no advances under the loan portion of the line of credit, and the balance of letters of credit outstanding was approximately $8,142. As of July 31, 2021, $26,858 of the credit facility remains in place and available.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of July 31, 2021, we had $2,514 of such instruments outstanding.

As of July 31, 2021, we were in compliance with all applicable bank loan covenants.

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

Warranties: Changes in our warranty obligation for the three consisted of the following:

July 31,
2021
Beginning accrued warranty obligations	$25,960
Warranties issued during the period	2,110
Settlements made during the period	(1,470)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,219)
Ending accrued warranty obligations	$25,381

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of July 31, 2021, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $8,142, $2,514 and $50,336, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of July 31, 2021, we were not aware of any indemnification claim from a customer.

Note 9. Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

Our effective tax rate for the three months ended July 31, 2021 was 25.2 percent as compared to 16.4 percent for the three months ended August 1, 2020. The difference in rates are primarily driven by estimated tax credits and other permanent items proportionate to estimated pre-tax earnings in fiscal 2022 compared to similar estimated value of tax credits and other permanent items proportionate to lower estimated pre-tax earnings in fiscal 2021.

We operate both domestically and internationally and as of July 31, 2021, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, we had $654 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at  July 31, 2021 and May 1, 2021 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 31, 2021
Cash and cash equivalents	$74,658	$—	$—	$74,658
Restricted cash	2,541	—	—	2,541
Derivatives - asset position	—	46	—	46
Derivatives - liability position	—	(134)	—	(134)
	$77,199	$(88)	$—	$77,111
Balance as of May 1, 2021
Cash and cash equivalents	$77,590	$—	$—	$77,590
Restricted cash	2,812	—	—	2,812
Derivatives - asset position	—	4	—	4
Derivatives - liability position	—	(261)	—	(261)
Acquisition-related contingent consideration	—	—	(363)	(363)
	$80,402	$(257)	$(363)	$79,782

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the three months ended July 31, 2021 is as follows:

Acquisition-related contingent consideration as of May 1, 2021	$363
Additions	33
Settlements	(400)
Interest	4
Acquisition-related contingent consideration as of July 31, 2021	$—

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2021. For additional information, see our Annual Report on Form 10-K for the fiscal year ended May 1, 2021 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end, May 1, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

This Quarterly Report on Form 10-Q, including the MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward looking statements,” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.

We also wish to caution investors that other factors might in the future prove to be important in affecting our results of operations. New factors emerge from time to time; it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended May 1, 2021 (including the information presented therein under Risk Factors), as well other publicly available information.

OVERVIEW

We are engaged principally in the design, market, and manufacture of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. We focus our sales and marketing efforts on markets, geographical regions and products. Our five business segments consist of four domestic business units and the International business unit. The four domestic business units include Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada.

The following selected financial data should be read in conjunction with our Form 10-K for the year ended May 1, 2021 and the consolidated financial statements, including the notes to consolidated financial statements therein.

CORONAVIRUS ("COVID-19") PANDEMIC

We continue to monitor guidance from international and domestic authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. Since late fiscal 2021, order and quoting activities have increased creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters. Supply chain disruptions continue to emerge as a result of several factors including - the pandemic, shipping container shortages, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We expect headwinds in material, labor, freight availability and inflation as the world economies recover, which may cause volatility in our revenue cycles and production costs. While we cannot predict the length or severity of these conditions, it is reasonably possible they will continue to have some impact on our operations during fiscal 2022.

Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended May 1, 2020.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED July 31, 2021 and August 1, 2020

Product Order Backlog

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

Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlights fluctuations caused by seasonality and our large project business. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share and provides an indication of future revenues.

Our product order backlog as of July 31, 2021 was $285 million as compared to $192 million as of August 1, 2020 and $251 million at the end of fourth quarter of fiscal 2021. We expect to fulfill the backlog as of July 31, 2021 within the next 24 months. The timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic and supply chain delays.

Net Sales

The following table shows information regarding net sales for the three months ended July 31, 2021 and August 1, 2020:

	Three Months Ended
	July 31,	August 1,	Dollar	Percent
(in thousands)	2021	2020	Change	Change
Net sales:
Commercial	$32,781	$34,506	$(1,725)	(5.0)%
Live Events	52,387	51,474	913	1.8
High School Park and Recreation	27,894	28,943	(1,049)	(3.6)
Transportation	12,558	14,498	(1,940)	(13.4)
International	19,112	14,223	4,889	34.4
	$144,732	$143,644	$1,088	0.8%
Orders:
Commercial	$38,329	$25,533	$12,796	50.1%
Live Events	49,686	41,860	7,826	18.7
High School Park and Recreation	45,711	28,099	17,612	62.7
Transportation	21,345	13,089	8,256	63.1
International	26,675	13,572	13,103	96.5
	$181,746	$122,153	$59,593	48.8%

Each business unit's order volume was higher in the first quarter of fiscal 2022 reflecting the recovery from the impact of the global pandemic among our customers. High School Park and Recreation performed well throughout the pandemic and continues to perform well as we emerge from the pandemic driven by the adoption of video displays at the high school level. The increase also was created by several multimillion-dollar orders ("large orders"). During the quarter, we were awarded a number of arena and stadium projects in both International and Live Events and had increased activity in the Commercial and International digital billboard markets. Large orders create volatility in comparisons between quarters.

Net sales increased in our International business unit, and decreased in the Commercial, High School Park and Recreation, and Transportation business units. Net sales were relatively flat in our Live Events business unit. Material supply shortages are creating an increase in lead times and extending the timing of converting some orders to sales in the near-term.

Gross Profit and Contribution Margin

	Three Months Ended
	July 31, 2021		August 1, 2020
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$7,178	21.9%	$7,742	22.4%
Live Events	8,582	16.4	9,354	18.2
High School Park and Recreation	9,509	34.1	10,476	36.2
Transportation	3,751	29.9	5,143	35.5
International	3,168	16.6	3,046	21.4
	$32,188	22.2%	$35,761	24.9%

The decrease in gross profit percentage in all the business units is primarily related to increased input costs including material, freight, tariffs and staffing levels to increase capacity for the higher order volumes. Gross profit was also impacted by sales mix differences between periods. During the first quarter we had more large project sales which generally have lower gross profit because of the competitive nature of large projects and lower service revenue as a percentage of sales makeup. During the first quarter of fiscal 2021, we earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter. This was due to lower on-site demand as events were not being held through the various pandemic shutdowns. Total warranty as a percent of sales for the three months ended July 31, 2021 compared to the same period one year ago declined to 1.2 percent from 2.1 percent, respectively.

	Three Months Ended
	July 31, 2021				August 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$3,517	10.7%	$(924)	(20.8)%	$4,441	12.9%
Live Events	6,328	12.1	(810)	(11.3)	7,138	13.9
High School Park and Recreation	6,765	24.3	(1,150)	(14.5)	7,915	27.3
Transportation	2,854	22.7	(1,527)	(34.9)	4,381	30.2
International	929	4.9	599	181.5	330	2.3
	$20,393	14.1%	$(3,812)	(15.7)%	$24,205	16.9%

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

Contribution margin is impacted by the previously discussed sales levels and gross margin changes. Each business unit's contribution margin was impacted by changes in selling expense which included an increase in personnel related expenses, increases in travel and entertainment, marketing, and convention related expenses offset by a $0.4 million bad debt recovery in the International business unit. Marketing and sales expenses increased as order activity increased and travel restrictions were lifted.

Reconciliation from non-GAAP contribution margin to operating margin GAAP measure is as follows:

	Three Months Ended
	July 31, 2021				August 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$20,393	14.1%	$(3,812)	(15.7)%	$24,205	16.9%
General and administrative	7,571	5.2	447	6.3	7,124	5.0
Product design and development	7,162	4.9	(370)	(4.9)	7,532	5.2
Operating income	$5,660	3.9%	$(3,889)	(40.7)%	$9,549	6.6%

General and administrative expenses in the first quarter of fiscal 2022 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.

Product design and development expenses in the first quarter of fiscal 2022 as compared to the same period one year ago declined for decreased spend for professional services.

Other Income and Expenses

	Three Months Ended
	July 31, 2021				August 1, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$137	0.1%	$125	1041.7%	$12	0.0%
Other (expense) income, net	$(868)	(0.6)%	$(241)	38.4%	$(627)	(0.4)%

The change in interest income and expense, net for the first quarter of fiscal 2022 compared to the same period one year ago was primarily due to the reduction of interest expense as we have no outstanding drawings on the line of credit this year as compared to $15.0 million last year.

Other (expense) income, net: The change in other income and expense, net for the first quarter of fiscal 2022 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes

We have recorded an effective tax rate of 25.2 percent for the first quarter of fiscal 2022 as compared to 16.4 percent for the first quarter of fiscal 2021. The difference in tax rates are primarily driven by estimated tax credits and other permanent items proportionate to estimated pre-tax earnings in fiscal 2022 compared to similar estimated value of tax credits and other permanent items proportionate to lower estimated pre-tax earnings in fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 31,	August 1,	Percent
(in thousands)	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(1,019)	$8,545	(111.9)%
Investing activities	(1,852)	(3,561)	(48.0)
Financing activities	(200)	(210)	(4.8)
Effect of exchange rate changes on cash	(132)	(481)	(72.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,203)	$4,293	(174.6)%

Cash decreased by $3.2 million for the first three months of fiscal 2022 primarily due to increases in accounts receivable, inventory, and contract assets as we had more in process coming out of the pandemic timeframe as compared to an increase of $4.3 million in the first three months of fiscal 2021.

Net cash (used in) provided by operating activities: Net cash used in operating activities was $1.0 million for the first three months of fiscal 2022 compared to net cash provided by operating activities of $8.5 million in the first three months of fiscal 2021. The $9.5 million decrease in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities and a decrease of $3.8 million in net income.

The changes in operating assets and liabilities consisted of the following:

	Three Months Ended
	July 31,	August 1,
	2021	2020
(Increase) decrease:
Accounts receivable	$(10,412)	$(15,514)
Long-term receivables	309	693
Inventories	(10,256)	5,826
Contract assets	(5,434)	2,378
Prepaid expenses and other current assets	(2,390)	2,122
Income tax receivables	98	308
Investment in affiliates and other assets	91	211
Increase (decrease):
Accounts payable	17,352	1,240
Contract liabilities	3,134	(1,095)
Accrued expenses	(1,392)	(2,026)
Warranty obligations	(478)	881
Long-term warranty obligations	(100)	550
Income taxes payable	(130)	398
Long-term marketing obligations and other payables	147	(243)
	$(9,461)	$(4,271)

Net cash used in investing activities: Net cash used in investing activities totaled $1.9 million in the first three months of fiscal 2022 compared to net cash used in investing activities of $3.6 million in the first three months of fiscal 2021. Purchases of property and equipment totaled $1.3 million in the first three months of fiscal 2022 compared to $3.2 million in the first three months of fiscal 2021. Purchases of and loans to an equity investment totaled $0.7 million in the first three months of fiscal 2022 as compared to $0.5 million in the first three months of fiscal 2021.

Net cash used in financing activities: Net cash used in financing activities was $0.2 million for the three compared to $0.2 million in the same period one year ago due to principal payments on long-term obligations.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchase program, and capital spending impact our liquidity.

Working capital was $127.1 million and $118.4 million at July 31, 2021 and May 1, 2021, respectively. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect to use cash in operations as our business grows to pre-pandemic levels.

We had $7.1 million of retainage on long-term contracts included in receivables and contract assets as of July 31, 2021, which has an impact on our liquidity. We expect to collect these amounts within one year. We have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

As part of our COVID-19 response, our Board of Directors suspended dividends and share repurchases for the foreseeable future. The future reinstatement of dividends and share repurchases cannot be predicted and is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility as further described in "Note 7. Financing Agreements" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics restricted cash accounts. As of July 31, 2021, we had $2.5 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of July 31, 2021, we had $50.3 million of bonded work outstanding against this line.

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

We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect our customers may continue to have disruptions and may continue to reduce or increase their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19 and related supply chain challenges. While it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we believe our working capital available from all sources will be adequate to meet the cash requirements of our operations and strategies in the foreseeable future. If the pandemic impact or long-term growth extends beyond current expectations, or if we make significant strategic investments, we may need to utilize and possibly increase our credit facilities or seek other means of financing.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2021.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. There have been no material changes in our exposure to these risks during the first three months of fiscal 2022.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2021, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2021, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 31, 2021, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended July 31, 2021, we did not repurchase any shares of our common stock.

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

10.5	Fourth Amendment to Credit Agreement dated as of March 11, 2021 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Annual Report on Form 10-K on June 11, 2021).
10.6

Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.7	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).
10.8	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).
10.9	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).
10.10	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).
10.11	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).
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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	September 1, 2021