Form 10-Q
period 2021-10-30
DAKTRONICS INC /SD/
filed 2021-12-01
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of November 23, 2021 was 45,464,957.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended October 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	October 30,	May 1,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,727	$77,590
Restricted cash	1,877	2,812
Accounts receivable, net	95,156	67,808
Inventories	94,790	74,356
Contract assets	40,231	32,799
Current maturities of long-term receivables	2,167	1,462
Prepaid expenses and other current assets	10,897	7,445
Income tax receivables	322	731
Total current assets	305,167	265,003

Property and equipment, net	56,084	58,682
Long-term receivables, less current maturities	6,357	1,635
Goodwill	8,293	8,414
Intangibles, net	1,706	2,083
Investment in affiliates and other assets	28,259	27,403
Deferred income taxes	11,940	11,944
TOTAL ASSETS	$417,806	$375,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,963	$40,251
Contract liabilities	70,158	64,495
Accrued expenses	32,683	30,672
Warranty obligations	10,285	10,464
Income taxes payable	850	738
Total current liabilities	179,939	146,620

Long-term warranty obligations	15,493	15,496
Long-term contract liabilities	10,707	10,720
Other long-term obligations	9,809	7,816
Long-term income taxes payable	682	548
Deferred income taxes	373	410
Total long-term liabilities	37,064	34,990

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 46,602,035 and 46,264,576 shares issued at October 30, 2021 and May 1, 2021, respectively	61,175	60,575
Additional paid-in capital	47,412	46,595
Retained earnings	102,075	96,016
Treasury Stock, at cost, 1,266,401 and 1,297,409 shares at October 30, 2021 and May 1, 2021, respectively	(7,101)	(7,297)
Accumulated other comprehensive loss	(2,758)	(2,335)
TOTAL SHAREHOLDERS' EQUITY	200,803	193,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$417,806	$375,164
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	$164,477	$127,367	$309,209	$271,011
Cost of sales	132,213	94,053	244,757	201,936
Gross profit	32,264	33,314	64,452	69,075

Operating expenses:
Selling	12,482	12,654	24,277	24,210
General and administrative	8,201	7,264	15,772	14,388
Product design and development	7,196	6,737	14,358	14,269
	27,879	26,655	54,407	52,867
Operating income	4,385	6,659	10,045	16,208

Nonoperating (expense) income:
Interest (expense) income, net	(59)	(18)	78	(6)
Other (expense) income, net	(952)	(837)	(1,820)	(1,464)

Income before income taxes	3,374	5,804	8,303	14,738
Income tax expense	1,000	2,388	2,244	3,855
Net income	$2,374	$3,416	$6,059	$10,883

Weighted average shares outstanding:
Basic	45,350	44,893	45,271	44,808
Diluted	45,499	44,977	45,490	44,947

Earnings per share:
Basic	$0.05	$0.08	$0.13	$0.24
Diluted	$0.05	$0.08	$0.13	$0.24

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

Net income	$2,374	$3,416	$6,059	$10,883

Other comprehensive (loss) income:
Cumulative translation adjustments	(50)	384	(423)	1,421
Total other comprehensive (loss) income, net of tax	(50)	384	(423)	1,421
Comprehensive income	$2,324	$3,800	$5,636	$12,304

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 1, 2021	$60,575	$46,595	$96,016	$(7,297)	$(2,335)	$193,554
Net income	—	—	3,685	—	—	3,685
Cumulative translation adjustments	—	—	—	—	(373)	(373)
Share-based compensation	—	518	—	—	—	518
Employee savings plan activity	597	—	—	—	—	597
Treasury stock reissued	—	4	—	196	—	200
Balance as of July 31, 2021	61,172	47,117	99,701	(7,101)	(2,708)	198,181
Net income	—	—	2,374	—	—	2,374
Cumulative translation adjustments	—	—	—	—	(50)	(50)
Share-based compensation	—	494	—	—	—	494
Exercise of stock options	3	—	—	—	—	3
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Balance as of October 30, 2021	$61,175	$47,412	$102,075	$(7,101)	$(2,758)	$200,803

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	60,010	45,192	92,557	(7,297)	(4,240)	186,222
Net income	—	—	3,416	—	—	3,416
Cumulative translation adjustments	—	—	—	—	384	384
Share-based compensation	—	508	—	—	—	508
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Balance as of October 31, 2020	$60,010	$45,575	$95,973	$(7,297)	$(3,856)	$190,405

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six Months Ended
	October 30,	October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,059	$10,883
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,789	8,564
Gain on sale of property, equipment and other assets	(676)	(162)
Share-based compensation	1,012	1,047
Equity in loss of investees	1,565	1,145
Provision for doubtful accounts	(588)	153
Deferred income taxes, net	(41)	2
Change in operating assets and liabilities	(23,654)	18,343
Net cash (used in) provided by operating activities	(8,534)	39,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,507)	(5,776)
Proceeds from sales of property, equipment and other assets	760	341
Proceeds from sales or maturities of marketable securities	—	247
Purchases of and loans to equity investees	(6,129)	(903)
Net cash used in investing activities	(9,876)	(6,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(200)	(220)
Proceed from exercise of stock options	3	—
Tax payments related to RSU issuances	(199)	(125)
Net cash used in financing activities	(396)	(345)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(498)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,798)	33,041

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	80,402	40,412
End of period	$61,604	$73,453

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$113
Income taxes, net of refunds	1,270	1,171

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$53	$—
Purchases of property and equipment included in accounts payable	1,283	660
Contributions of common stock under the ESPP	597	—

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 30, 2021 and October 31, 2020, contained operating results for 26 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	October 30,	October 31,
	2021	2020
Cash and cash equivalents	$59,727	$69,836
Restricted cash	1,877	3,617
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$61,604	$73,453

Other Business Developments - Coronavirus Pandemic

During fiscal 2021, the global spread of the coronavirus pandemic ("COVID-19") and resulting restrictions negatively impacted our business and created significant volatility, uncertainty and global economic disruption. We took proactive steps to solidify our financial position and mitigate any adverse consequences. Our orders and sales decline in fiscal 2021 are largely the result of the impacts of the pandemic. To align our expenses to the change in the market, we reduced investments in capital assets, reduced executive pay and board member compensation for fiscal 2021 and instituted initiatives to reduce other costs in the business. On  April 1, 2020, our board of directors voted to suspend stock repurchases under our share repurchase program and to suspend dividends. In addition, throughout fiscal 2021, we temporarily furloughed employees to manage our cost structure to align with decreased demand.

A special voluntary retirement and voluntary exit incentive program ("Offering") and two reductions in force ("RIFs") were instituted during the first six months of fiscal 2021 to adjust our capacity and reduce on-going expenses in response to the reduced revenue and uncertainties created by the COVID-19 pandemic. During the first quarter of fiscal 2021, 60 employees agreed to participate in the Offering and completed employment. The approximate cost of this Offering was $931 during the first quarter of fiscal 2021. Under the RIFs, employment was terminated with 108 employees with severance totaling $1,426 during the first quarter of fiscal 2021 and 150 employees with severance totaling $2,742 during the second quarter of fiscal 2021.

We received governmental wage subsidies from various governmental programs related to COVID implications of $280 and $1,378 during the six months ended October 30, 2021 and October 31, 2020, respectively and recorded the subsidies as a reduction of compensation expense, most of is included in the "Costs of sales" line item in our condensed consolidated statements of operations. We also have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period, which ended on December 31, 2020. As of October 30, 2021, the total amount of such deferral was $5,122, which is included in the "Accrued expenses" in the current liabilities and in the "Other long-term obligations" line items in long-term liabilities in our condensed consolidated balance sheet. Per the terms of the deferral program, 50 percent of the deferred amount is due on December 31, 2021, with the remaining 50 percent due on December 31, 2022.

The pandemic continues to evolve, as evidenced by the recent Omicron variant reports, impacting economic and business conditions. We continue to monitor guidance from international and domestic authorities regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. Since late fiscal 2021, our order and quoting activities have increased, creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters. Supply chain disruptions continue as a result of several factors including the pandemic, shipping container shortages, labor shortages, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, labor and other materials needed for production, and freight availability. We have experienced increased input costs including material, freight, and tariff costs and increased personal spend through the first half of the fiscal year. We expect continued disruptions in obtaining material, labor, and freight availability and an increase in inflation as the world economies react to and recover from the pandemic, which may cause volatility in our pricing, order and revenue cycles and production costs. In addition, regulatory requirements like those proposed by the US Occupational Safety and Health Administration ("OSHA"), may increase on-going compliance costs.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

Accounting Standards Adopted

There are no significant Accounting Standard Updates ("ASUs") issued that we adopted in the six months ended October 30, 2021.

Accounting Standards Not Yet Adopted

There are no significant ASU's issued but not yet adopted as of October 30, 2021.

Note 2. Investments in Affiliates

The aggregate amount of our investments in affiliates accounted for under the equity method was $18,322 and $19,887 at October 30, 2021 and May 1, 2021, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the three and six months ended October 30, 2021, our share of the losses of our affiliates was $819 and $1,565 as compared to $616 and $1,145 for the three and six months ended October 31, 2020. We purchased services for research and development activities from our equity method investments. The total of these related party transactions was $898 for the six months ended October 30, 2021, which is included in the "Product design and development" line item in our condensed consolidated statement of operations, and $584 of this remains unpaid and is included in the "Accounts payable " line item in our condensed consolidated balance sheet. The total of these related party transactions was $560 for the six months ended October 31, 2020. During the second quarter of fiscal 2022, we loaned an investment in affiliate $5,000, which is evidenced by a convertible note, which is included in the "Long-term receivables, less current maturities" line item in our condensed consolidated balance sheet.

Note 3. Earnings Per Share ("EPS")

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 30, 2021 and October 31, 2020:

	Net income	Shares	Per share income
For the three months ended October 30, 2021
Basic earnings per share	$2,374	45,350	$0.05
Dilution associated with stock compensation plans	—	149	—
Diluted earnings per share	$2,374	45,499	$0.05
For the three months ended October 31, 2020
Basic earnings per share	$3,416	44,893	$0.08
Dilution associated with stock compensation plans	—	84	—
Diluted earnings per share	$3,416	44,977	$0.08
For the six months ended October 30, 2021
Basic earnings per share	$6,059	45,271	$0.13
Dilution associated with stock compensation plans	—	219	—
Diluted earnings per share	$6,059	45,490	$0.13
For the six months ended October 31, 2020
Basic earnings per share	$10,883	44,808	$0.24
Dilution associated with stock compensation plans	—	139	—
Diluted earnings per share	$10,883	44,947	$0.24

Options outstanding to purchase 1,943 shares of common stock with a weighted average exercise price of $9.22 for the three months ended October 30, 2021 and 2,348 shares of common stock with a weighted average exercise price of $9.28 for the three months ended October 31, 2020 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,877 shares of common stock with a weighted average exercise price of $9.37 for the six months ended October 30, 2021 and 2,233 shares of common stock with a weighted average exercise price of $9.61 for the six months ended October 31, 2020 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition

Disaggregation of revenue

The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,559	$43,528	$6,908	$8,976	$11,562	$75,533
Limited configuration	25,977	8,825	24,916	4,552	10,466	74,736
Service and other	3,927	7,043	923	525	1,790	14,208
	$34,463	$59,396	$32,747	$14,053	$23,818	$164,477
Timing of revenue recognition
Goods/services transferred at a point in time	$26,362	$11,508	$23,115	$4,634	$10,815	$76,434
Goods/services transferred over time	8,101	47,888	9,632	9,419	13,003	88,043
	$34,463	$59,396	$32,747	$14,053	$23,818	$164,477

	Six Months Ended October 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,146	$85,036	$11,074	$15,517	$17,445	$137,218
Limited configuration	51,884	14,667	47,873	9,904	22,011	146,339
Service and other	7,214	12,080	1,694	1,190	3,474	25,652
	$67,244	$111,783	$60,641	$26,611	$42,930	$309,209
Timing of revenue recognition
Goods/services transferred at a point in time	$52,741	$18,337	$45,056	$10,205	$22,834	$149,173
Goods/services transferred over time	14,503	93,446	15,585	16,406	20,096	160,036
	$67,244	$111,783	$60,641	$26,611	$42,930	$309,209

	Three Months Ended October 31, 2020
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,508	$27,302	$5,091	$8,975	$6,367	$51,243
Limited configuration	22,611	4,611	21,696	5,825	8,224	62,967
Service and other	4,237	5,909	791	523	1,697	13,157
	$30,356	$37,822	$27,578	$15,323	$16,288	$127,367
Timing of revenue recognition
Goods/services transferred at a point in time	$23,226	$6,736	$19,718	$5,930	$8,468	$64,078
Goods/services transferred over time	7,130	31,086	7,860	9,393	7,820	63,289
	$30,356	$37,822	$27,578	$15,323	$16,288	$127,367

	Six Months Ended October 31, 2020
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,235	$69,277	$12,759	$16,699	$10,379	$121,349
Limited configuration	45,166	10,030	42,384	12,091	16,877	126,548
Service and other	7,461	9,989	1,378	1,031	3,255	23,114
	$64,862	$89,296	$56,521	$29,821	$30,511	$271,011
Timing of revenue recognition
Goods/services transferred at a point in time	$46,118	$12,950	$39,086	$12,304	$17,647	$128,105
Goods/services transferred over time	18,744	76,346	17,435	17,517	12,864	142,906
	$64,862	$89,296	$56,521	$29,821	$30,511	$271,011

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

The following table reflects the changes in our contract assets and liabilities:

	October 30,	May 1,	Dollar	Percent
	2021	2021	Change	Change
Contract assets	$40,231	$32,799	$7,432	22.7%
Contract liabilities - current	70,158	64,495	5,663	8.8%
Contract liabilities - noncurrent	10,707	10,720	(13)	(0.1)%

The changes in our contract assets and contract liabilities from May 1, 2021 to October 30, 2021 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the construction and sports market seasonality. We had no impairments of contract assets for the six months ended October 30, 2021.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

October 30,
2021
Balance at beginning of period	$24,590
New contracts sold	22,764
Less: reductions for revenue recognized	(19,955)
Foreign currency translation and other	260
Balance at end of period	$27,659

As of October 30, 2021 and May 1, 2021, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses is included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the six months ended October 30, 2021, we recognized revenue of $42,300 related to our contract liabilities as of May 1, 2021.

Remaining performance obligations

As of October 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $338,935. We expect approximately $303,959 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at October 30, 2021 are $281,568 and $57,367, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales:
Commercial	$34,463	$30,356	$67,244	$64,862
Live Events	59,396	37,822	111,783	89,296
High School Park and Recreation	32,747	27,578	60,641	56,521
Transportation	14,053	15,323	26,611	29,821
International	23,818	16,288	42,930	30,511
	164,477	127,367	309,209	271,011

Gross profit:
Commercial	7,445	8,578	14,623	16,320
Live Events	5,585	7,300	14,167	16,654
High School Park and Recreation	10,749	8,497	20,258	18,973
Transportation	4,404	5,312	8,155	10,455
International	4,081	3,627	7,249	6,673
	32,264	33,314	64,452	69,075

Operating expenses:
Selling	12,482	12,654	24,277	24,210
General and administrative	8,201	7,264	15,772	14,388
Product design and development	7,196	6,737	14,358	14,269
	27,879	26,655	54,407	52,867
Operating income	4,385	6,659	10,045	16,208

Nonoperating income (expense):
Interest (expense) income, net	(59)	(18)	78	(6)
Other (expense) income, net	(952)	(837)	(1,820)	(1,464)
Income before income taxes	$3,374	$5,804	$8,303	$14,738

Depreciation and amortization:
Commercial	$601	$721	$1,303	$1,493
Live Events	1,248	1,424	2,585	2,875
High School Park and Recreation	340	492	778	988
Transportation	127	234	266	471
International	752	701	1,478	1,394
Unallocated corporate depreciation	669	655	1,379	1,343
	$3,737	$4,227	$7,789	$8,564

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales:
United States	$138,821	$108,453	$262,303	$236,522
Outside United States	25,656	18,914	46,906	34,489
	$164,477	$127,367	$309,209	$271,011

	October 30,	May 1,
	2021	2021
Property and equipment, net of accumulated depreciation:
United States	$48,609	$50,130
Outside United States	7,475	8,552
	$56,084	$58,682

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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 30, 2021 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 1, 2021	$2,313	$3,464	$84	$2,553	$8,414
Foreign currency translation	(2)	(14)	(2)	(103)	(121)
Balance as of October 30, 2021	$2,311	$3,450	$82	$2,450	$8,293

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on November 2, 2020 and concluded no goodwill impairment existed. We are currently in the process of completing our annual analysis as of the first business day of our third quarter of fiscal 2022, which began on October 31, 2021.

Note 7. Financing Agreements

As of October 30, 2021, there were no advances under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $8,255. As of October 30, 2021, $26,745 of the credit facility remains in place and available.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of October 30, 2021, we had $715 of such instruments outstanding.

As of October 30, 2021, we were in compliance with all applicable bank loan covenants.

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

Warranties: Changes in our warranty obligation for the six months ended October 30, 2021 consisted of the following:

October 30,
2021
Beginning accrued warranty obligations	$25,960
Warranties issued during the period	4,926
Settlements made during the period	(3,501)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,607)
Ending accrued warranty obligations	$25,778

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of October 30, 2021, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $8,255, $715 and $52,219, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of October 30, 2021, we were not aware of any indemnification claim from a customer.

Note 9. Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

Our effective tax rate for the three and six months ended October 30, 2021 was 29.6 and 27.0 percent, respectively, as compared to an effective rate of 41.1 and 26.2 percent for the three and six months ended October 31, 2020. The difference in tax rates is primarily driven by a decrease in estimated tax credits proportionate to an increase in estimated pre-tax earnings in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2022.

We operate both domestically and internationally and, as of October 30, 2021, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of  October 30, 2021, we had $682 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at  October 30, 2021 and May 1, 2021 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

,

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 30, 2021
Cash and cash equivalents	$59,727	$—	$—	$59,727
Restricted cash	1,877	—	—	1,877
Derivatives - asset position	—	20	—	20
Derivatives - liability position	—	(196)	—	(196)
	$61,604	$(176)	$—	$61,428
Balance as of May 1, 2021
Cash and cash equivalents	$77,590	$—	$—	$77,590
Restricted cash	2,812	—	—	2,812
Derivatives - asset position	—	4	—	4
Derivatives - liability position	—	(261)	—	(261)
Acquisition-related contingent consideration	—	—	(363)	(363)
	$80,402	$(257)	$(363)	$79,782

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the six months ended October 30, 2021 is as follows:

Acquisition-related contingent consideration as of May 1, 2021	$363
Additions	33
Settlements	(400)
Interest	4
Acquisition-related contingent consideration as of October 30, 2021	$—

There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2021. For additional information, see our Annual Report on Form 10-K for the fiscal year ended May 1, 2021 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 11. Subsequent Events

Effective on November 19, 2021, the Board approved a First Amendment to Rights Agreement, dated as of November 19, 2021 (the "First Amendment "). The First Amendment amends the Rights Agreements dated as of November 16, 2018 (the "Original Rights Agreement") between the Company and the Rights Agent. The First Amendment extends the expiration date of the rights (the "Rights") under the Original Rights Agreement from the close of business on November 19, 2021 to the close of business on November 19, 2024 and changes the initial exercise price to $20.00 per Right, subject to certain adjustments.

The terms of the Rights are more fully described in Item 1.01 of the Company's Current Report 8-K filed with the Securities and Exchange Commission on November 19, 2021, including the First Amendment filed as Exhibit 4.2 to such Current Report on Form 8-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, May 1, 2021, to and including October 30, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.

We also wish to caution investors that other factors might in the future prove to be important in affecting our results of operations. New factors emerge from time to time; it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended May 1, 2021 (including the information presented therein under Risk Factors), as well other publicly available information.

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

The following selected financial data should be read in conjunction with our Annual Report on Form 10-K for the year ended May 1, 2021 and the consolidated financial statements, including the notes to consolidated financial statements included therein.

CORONAVIRUS ("COVID-19") PANDEMIC

The pandemic continues to evolve, as evidenced by the recent Omicron variant reports, impacting economic and business conditions. We continue to monitor guidance from international and domestic authorities regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. Since late fiscal 2021, our order and quoting activities have increased, creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters. Supply chain disruptions continue as a result of several factors including the pandemic, shipping container shortages, labor shortages, and the changes in global demand. Specifically, we are impacted by the global shortage of semiconductors and related electronic components, labor and other materials needed for production, and freight availability. We have experienced increased input costs including material, freight, and tariff costs and increased personal spend through the first half of the fiscal year. We expect continued disruptions in obtaining material, labor, and freight availability and an increase in inflation as the world economies react to and recover from the pandemic, which may cause volatility in our pricing, order and revenue cycles and production costs. In addition, regulatory requirements like those proposed by the US Occupational Safety and Health Administration ("OSHA"), may increase on-going compliance costs. Although we cannot predict the length or severity of these conditions, it is reasonably possible they will continue to have some impact on our operations throughout the remainder of fiscal 2022 and into fiscal 2023.

Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended May 1, 2020.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED October 30, 2021 and October 31, 2020

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

Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlights fluctuation caused by seasonality and our large project business. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share and provides of future revenues.

Our product order backlog as of October 30, 2021 was $282 million as compared to $201 million as of October 31, 2020 and $285 million at July 31, 2021, which was the end of our first quarter of fiscal 2022. We expect to fulfill the backlog as of October 30, 2021 within the next 24 months. The timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic and supply chain delays.

Net Sales

The following table shows information regarding net sales for the three months ended October 30, 2021 and October 31, 2020:

	Three Months Ended
	October 30,	October 31,	Dollar	Percent
(in thousands)	2021	2020	Change	Change
Net sales:
Commercial	$34,463	$30,356	$4,107	13.5%
Live Events	59,396	37,822	21,574	57.0
High School Park and Recreation	32,747	27,578	5,169	18.7
Transportation	14,053	15,323	(1,270)	(8.3)
International	23,818	16,288	7,530	46.2
	$164,477	$127,367	$37,110	29.1%
Orders:
Commercial	$58,358	$32,590	$25,768	79.1%
Live Events	40,501	40,684	(183)	(0.4)
High School Park and Recreation	25,651	20,117	5,534	27.5
Transportation	14,699	11,633	3,066	26.4
International	24,498	30,642	(6,144)	(20.1)
	$163,707	$135,666	$28,041	20.7%

For the fiscal 2022 second quarter, net sales were $164.5 million, an increase of $37.1 million from the prior year's second quarter. The year-over-year growth was driven by increased orders. Material supply shortages are creating an increase in lead times and extending the timing of converting some orders to sales in the near-term.

Order volume increased in the second quarter of fiscal 2022, reflecting the continued recovery from the impact of the global pandemic among our customers, despite longer lead times. The Commercial business unit saw the largest increase in order bookings, while the order bookings in Live Events remained similar to those in the prior year second quarter. The High School Park and Recreation business unit performed well throughout the pandemic and continues to perform well driven by the adoption of video displays at the high school level. Transportation order levels increased as project planning and approval activities resumed for displays used in intelligent transportation systems and mass transit venues, while the International business unit saw a decrease in orders this quarter compared to the same quarter in 2021 fiscal year.

Gross Profit and Contribution Margin

	Three Months Ended
	October 30, 2021		October 31, 2020
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$7,445	21.6%	$8,578	28.3%
Live Events	5,585	9.4	7,300	19.3
High School Park and Recreation	10,749	32.8	8,497	30.8
Transportation	4,404	31.3	5,312	34.7
International	4,081	17.1	3,627	22.3
	$32,264	19.6%	$33,314	26.2%

The decrease in gross profit percentage is largely related to increased input costs, including material, freight, tariffs, and outsourced installation costs. Gross profit was also impacted by sales mix differences between periods. During the second quarter of fiscal 2022, we had more large project sales which generally have lower gross profit because of the competitive nature of large projects. During the second quarter of fiscal 2021, we earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter. This was due to lower on-site demand as events were not being held during the various pandemic shutdowns. Total warranty costs as a percent of sales for the three months ended October 30, 2021 compared to the same period one year ago increased to 1.4 percent from 0.6 percent.

	Three Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$3,409	9.9%	$(1,372)	(28.7)%	$4,781	15.7%
Live Events	3,324	5.6	(1,557)	(31.9)	4,881	12.9
High School Park and Recreation	7,836	23.9	1,885	31.7	5,951	21.6
Transportation	3,510	25.0	(936)	(21.1)	4,446	29.0
International	1,703	7.2	1,102	183.4	601	3.7
	$19,782	12.0%	$(878)	(4.2)%	$20,660	16.2%

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

Contribution margin was impacted by the previously discussed sales levels and impacts within gross profit.

Reconciliation from non-GAAP contribution margin to operating margin GAAP measure is as follows:

	Three Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$19,782	12.0%	$(878)	(4.2)%	$20,660	16.2%
General and administrative	8,201	5.0	937	12.9	7,264	5.7
Product design and development	7,196	4.4	459	6.8	6,737	5.3
Operating income	$4,385	2.7%	$(2,274)	(34.1)%	$6,659	5.2%

General and administrative expenses in the second quarter of fiscal 2022 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.

Product design and development expenses in the second quarter of fiscal 2022 increased as compared to the same period one year ago primarily due to an increase in personnel related expenses.

Decreased contribution margin and increased spend in general and administrative and product development led to a lower operating income for the quarter compared to the prior year quarter.

Other Income and Expenses

	Three Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$(59)	(0.0)%	$(41)	227.8%	$(18)	(0.0)%
Other (expense) income, net	$(952)	(0.6)%	$(115)	13.7%	$(837)	(0.7)%

Interest (expense) income, net: The change in interest income and expense, net for the second quarter of fiscal 2022 compared to the same period one year ago was primarily due to the reduction of interest expense, as we have no outstanding drawings on the line of credit this year as compared to $15.0 million last year and adjustments to long-term receivable interest.

Other (expense) income, net: The change in other income and expense, net for the second quarter of fiscal 2022 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes

We have recorded an effective tax rate of 29.6 percent for the second quarter of fiscal 2022 as compared to 41.1 percent for the second quarter of fiscal 2021. The decrease in tax rate is primarily driven by a decrease in estimated tax credits proportionate to an increase in estimated pre-tax earnings in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2022.

RESULTS OF OPERATIONS

COMPARISON OF THE Six MONTHS ENDED October 30, 2021 and October 31, 2020

Net Sales

The following table shows information regarding net sales for the six months ended October 30, 2021 and October 31, 2020:

	Six Months Ended
	October 30,	October 31,	Dollar	Percent
(in thousands)	2021	2020	Change	Change
Net sales:
Commercial	$67,244	$64,862	$2,382	3.7%
Live Events	111,783	89,296	22,487	25.2
High School Park and Recreation	60,641	56,521	4,120	7.3
Transportation	26,611	29,821	(3,210)	(10.8)
International	42,930	30,511	12,419	40.7
	$309,209	$271,011	$38,198	14.1%
Orders:
Commercial	$96,687	$58,123	$38,564	66.3%
Live Events	90,187	82,544	7,643	9.3
High School Park and Recreation	71,362	48,216	23,146	48.0
Transportation	36,044	24,722	11,322	45.8
International	51,173	44,214	6,959	15.7
	$345,453	$257,819	$87,634	34.0%

Sales and orders increased, as demand was up across most markets in the six months ended October 30, 2021 compared to the prior year six-month periods. Sales decreased for the Transportation business unit during the first six months of fiscal year 2022 compared to the first six months of fiscal 2021, but demand is strong as orders have increased by 45.8%. During the six months ended October 31, 2020, sales and orders in all business units were negatively impacted as a result of the economic downturn caused by the COVID-19 pandemic.

Net sales during the six months ended October 30, 2021 increased by 14.1% overall due to the conversion to sales of the higher order volume during the first half of the year including several large multimillion-dollar orders ("large orders") in both Live Events and International. The timing of large orders conversions create volatility in comparisons between quarters. Material supply and labor shortages are creating an increase in lead times, extending the timing of converting some orders to sales in the near-term.

For orders, during the first six months ended October 30, 2021, economic recovery post-pandemic continued to improve, leading to increased orders year-over-year in all business units. The two segments that showed the largest order growth over last year are Commercial and High School Park and Recreation.

Gross Profit and Contribution Margin

	Six Months Ended
	October 30, 2021		October 31, 2020
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$14,623	21.7%	$16,320	25.2%
Live Events	14,167	12.7	16,654	18.7
High School Park and Recreation	20,258	33.4	18,973	33.6
Transportation	8,155	30.6	10,455	35.1
International	7,249	16.9	6,673	21.9
	$64,452	20.8%	$69,075	25.5%

The decrease in gross profit percentage in all the business units is primarily related to increased input costs, including the costs of material, freight, tariffs, outsourced installation, and staffing levels to increase capacity for the higher order volumes. During the first half of fiscal year 2022, we had more large project sales which generally have lower gross profit because of their competitive nature. During the first half of fiscal 2021, we earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the quarter because of the pandemic. Total warranty cost as a percent of sales for the six months ended October 30, 2021 compared to the same period one year ago decreased to 1.3 percent from 1.4 percent.

	Six Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$6,926	10.3%	$(2,296)	(24.9)%	$9,222	14.2%
Live Events	9,652	8.6	(2,367)	(19.7)	12,019	13.5
High School Park and Recreation	14,601	24.1	735	5.3	13,866	24.5
Transportation	6,364	23.9	(2,463)	(27.9)	8,827	29.6
International	2,632	6.1	1,701	182.7	931	3.1
	$40,175	13.0%	$(4,690)	(10.5)%	$44,865	16.6%

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

Contribution margin in the six months ended October 30, 2021 was impacted by the previously discussed sales levels and impacts within gross profit.

Reconciliation from non-GAAP contribution margin to operating margin GAAP measure is as follows:

	Six Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$40,175	13.0%	$(4,690)	(10.5)%	$44,865	16.6%
General and administrative	15,772	5.1	1,384	9.6	14,388	5.3
Product design and development	14,358	4.6	89	0.6	14,269	5.3
Operating income	$10,045	3.2%	$(6,163)	(38.0)%	$16,208	6.0%

General and administrative expenses for the six months ended October 30, 2021 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.

Product design and development expenses in the six months ended October 30, 2021 stayed relatively steady as compared to the same period one year ago.

Operating income was lower than the previous year due to a lower contribution margin and an increase in personnel expense to match the increase in orders discussed above.

Other Income and Expenses

	Six Months Ended
	October 30, 2021				October 31, 2020
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$78	0.0%	$84	(1400.0)%	$(6)	(0.0)%
Other (expense) income, net	$(1,820)	(0.6)%	$(356)	24.3%	$(1,464)	(0.5)%

Interest (expense) income, net: The change in interest income and expense, net for the six months ended October 30, 2021 compared to the same period one year ago was primarily due to the reduction of interest expense, as we have no outstanding drawings on the line of credit this year as compared to $15.0 million last year.

Other (expense) income, net: The change in other income and expense, net for the six months ended October 30, 2021 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes

We have recorded an effective tax rate of 27.0 percent for the six months ended October 30, 2021 as compared to 26.2 percent for the six months ended October 31, 2020. The difference in tax rates is primarily driven by a decrease in estimated tax credits proportionate to an increase in estimated pre-tax earnings in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 30,	October 31,	Percent
(in thousands)	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(8,534)	$39,975	(121.3)%
Investing activities	(9,876)	(6,091)	62.1
Financing activities	(396)	(345)	14.8
Effect of exchange rate changes on cash	8	(498)	(101.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,798)	$33,041	(156.9)%

Cash decreased by $18.8 million for the first six months of fiscal 2022 primarily due to investing cash in affiliates and capital assets and due to the use of cash for increases in accounts receivable and inventory required to support the increased order volume. Cash increased by $33.0 million in the first six months of fiscal 2021 because of cash conservation measures during the pandemic, including: reductions in operating asset levels, decreases in capital expenditures, and suspension of our dividend and share repurchase program.

Net cash (used in) provided by operating activities: Net cash used in operating activities was $8.5 million for the first six months of fiscal 2022 compared to net cash provided by operating activities of $40.0 million in the first six months of fiscal 2021. The $48.5 million decrease in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities.

The changes in operating assets and liabilities consisted of the following:

	Six Months Ended
	October 30,	October 31,
	2021	2020
(Increase) decrease:
Accounts receivable	$(26,914)	$(1,558)
Long-term receivables	334	1,694
Inventories	(20,509)	16,143
Contract assets	(7,542)	8,967
Prepaid expenses and other current assets	(3,450)	2,130
Income tax receivables	409	439
Investment in affiliates and other assets	6	425
Increase (decrease):
Accounts payable	25,045	(9,663)
Contract liabilities	5,863	(4,178)
Accrued expenses	3,194	(2,961)
Warranty obligations	(178)	616
Long-term warranty obligations	(2)	356
Income taxes payable	253	2,207
Long-term marketing obligations and other payables	(163)	3,726
	$(23,654)	$18,343

Net cash used in investing activities: Net cash used in investing activities totaled $9.9 million in the first six months of fiscal 2022 compared to net cash used in investing activities of $6.1 million in the first six months of fiscal 2021. Purchases of property and equipment totaled $4.5 million in the first six months of fiscal 2022 compared to $5.8 million in the first six months of fiscal 2021. Purchases of and loans to affiliates accounted for by the equity investment method totaled $6.1 million in the first six months of fiscal 2022 as compared to $0.9 million in the first six months of fiscal 2021.

Net cash used in financing activities: Net cash used in financing activities was $0.4 million for the six months ended October 30, 2021 compared to $0.3 million in the same period one year ago due to principal payments on long-term obligations and tax payments related to issuances of restricted stock units ("RSUs").

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchases, and capital spending impact our liquidity.

Working capital was $125.2 million and $118.4 million at October 30, 2021 and May 1, 2021, respectively. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, contract assets and liabilities, and the sports market and construction seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect to use cash in operations as our business returns to pre-pandemic levels.

We had $8.9 million of retainage on long-term contracts included in receivables and contract assets as of October 30, 2021, which has an impact on our liquidity. We expect to collect these amounts within one year. We have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

The Board of Directors suspended dividends and share repurchases during fiscal 2020 as part of our cash conservations measures through the pandemic. The timing of the future reinstatement of dividends and share repurchases is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility, as further described in "Note 7. Financing Agreements" as described in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of October 30, 2021, we had $0.7 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of October 30, 2021, we had $52.2 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $25 million for fiscal 2022. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments. 2022. We also evaluate and may invest in new technologies or acquire companies aligned with our business strategy.

We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect our customers may continue to have disruptions and may continue to reduce or increase their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19 and related supply chain challenges. Although it is difficult to estimate the longevity and severity of the COVID-19 pandemic impact to the economy and to our financial position, operating results, and cash flows, we believe our working capital available from all sources will be adequate to meet the cash requirements of our operations and strategies in the foreseeable future. If the pandemic impact or long-term growth extends beyond current expectations, or if we make significant strategic investments, we may need to utilize and possibly increase our credit facilities or seek other means of financing.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. There have been no material changes in our exposure to these risks during the first six months of fiscal 2022.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 30, 2021, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 30, 2021, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended October 30, 2021, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the six months ended October 30, 2021, we did not repurchase any shares of our common stock.

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

4.2	First Amendment to Rights Agreement dated as of November 19, 2021 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of Daktronics, Inc. filed on November 19, 2021).
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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	December 1, 2021