Form 10-Q
period 2022-01-29
DAKTRONICS INC /SD/
filed 2022-03-10
CIK 915779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of February 22, 2022 was 45,466,357.

DAKTRONICS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended January 29, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)

	January 29,	May 1,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,883	$77,590
Restricted cash	836	2,812
Marketable securities	4,035	—
Accounts receivable, net	96,710	67,808
Inventories	111,110	74,356
Contract assets	39,874	32,799
Current maturities of long-term receivables	1,550	1,462
Prepaid expenses and other current assets	12,903	7,445
Income tax receivables	2,426	731
Total current assets	300,327	265,003

Property and equipment, net	58,262	58,682
Long-term receivables, less current maturities	7,655	1,635
Goodwill	8,099	8,414
Intangibles, net	1,579	2,083
Investment in affiliates and other assets	27,398	27,403
Deferred income taxes	11,731	11,944
TOTAL ASSETS	$415,051	$375,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,835	$40,251
Contract liabilities	79,591	64,495
Accrued expenses	32,031	30,672
Warranty obligations	11,378	10,464
Income taxes payable	545	738
Total current liabilities	186,380	146,620

Long-term warranty obligations	15,793	15,496
Long-term contract liabilities	10,738	10,720
Other long-term obligations	7,460	7,816
Long-term income taxes payable	478	548
Deferred income taxes	363	410
Total long-term liabilities	34,832	34,990

SHAREHOLDERS' EQUITY:
Common Stock, no par value, authorized 115,000,000 shares; 46,733,544 and 46,264,576 shares issued at January 29, 2022 and May 1, 2021, respectively	61,794	60,575
Additional paid-in capital	47,903	46,595
Retained earnings	97,725	96,016
Treasury Stock, at cost, 1,866,526 and 1,297,409 shares at January 29, 2022 and May 1, 2021, respectively	(10,101)	(7,297)
Accumulated other comprehensive loss	(3,482)	(2,335)
TOTAL SHAREHOLDERS' EQUITY	193,839	193,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$415,051	$375,164
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net sales	$139,558	$94,139	$448,767	$365,150
Cost of sales	117,250	70,198	362,007	272,134
Gross profit	22,308	23,941	86,760	93,016

Operating expenses:
Selling	12,735	12,004	37,012	36,214
General and administrative	8,328	6,389	24,100	20,777
Product design and development	6,925	5,784	21,283	20,053
	27,988	24,177	82,395	77,044
Operating (loss)income	(5,680)	(236)	4,365	15,972

Nonoperating (expense) income:
Interest income (expense), net	56	(40)	134	(46)
Other (expense) income, net	(793)	(913)	(2,613)	(2,377)

(Loss) income before income taxes	(6,417)	(1,189)	1,886	13,549
Income tax (benefit) expense	(2,067)	(975)	177	2,880
Net (loss) income	$(4,350)	$(214)	$1,709	$10,669

Weighted average shares outstanding:
Basic	45,223	45,064	45,263	44,908
Diluted	45,223	45,064	45,442	45,061

(Loss) earnings per share:
Basic	$(0.10)	$(0.00)	$0.04	$0.24
Diluted	$(0.10)	$(0.00)	$0.04	$0.24

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021

Net (loss) income	$(4,350)	$(214)	$1,709	$10,669

Other comprehensive (loss) income:
Cumulative translation adjustments	(714)	1,296	(1,137)	2,717
Unrealized gain (loss) on available-for-sale securities, net of tax	(10)	—	(10)	—
Total other comprehensive (loss) income, net of tax	(724)	1,296	(1,147)	2,717
Comprehensive (loss) income	$(5,074)	$1,082	$562	$13,386

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 1, 2021	$60,575	$46,595	$96,016	$(7,297)	$(2,335)	$193,554
Net income	—	—	3,685	—	—	3,685
Cumulative translation adjustments	—	—	—	—	(373)	(373)
Share-based compensation	—	518	—	—	—	518
Employee savings plan activity	597	—	—	—	—	597
Treasury stock reissued	—	4	—	196	—	200
Balance as of July 31, 2021	61,172	47,117	99,701	(7,101)	(2,708)	198,181
Net income	—	—	2,374	—	—	2,374
Cumulative translation adjustments	—	—	—	—	(50)	(50)
Share-based compensation	—	494	—	—	—	494
Exercise of stock options	3	—	—	—	—	3
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Balance as of October 30, 2021	61,175	47,412	102,075	(7,101)	(2,758)	200,803
Net loss	—	—	(4,350)	—	—	(4,350)
Cumulative translation adjustments	—	—	—	—	(714)	(714)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(10)	(10)
Share-based compensation	—	491	—	—	—	491
Exercise of stock options	5	—	—	—	—	5
Employee savings plan activity	614	—	—	—	—	614
Treasury stock purchase	—	—	—	(3,000)	—	(3,000)
Balance as of January 29, 2022	$61,794	$47,903	$97,725	$(10,101)	$(3,482)	$193,839

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (in thousands) (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	7,467	—	—	7,467
Cumulative translation adjustments	—	—	—	—	1,037	1,037
Share-based compensation	—	539	—	—	—	539
Treasury stock reissued	—	26	—	173	—	199
Balance as of August 1, 2020	60,010	45,192	92,557	(7,297)	(4,240)	186,222
Net income	—	—	3,416	—	—	3,416
Cumulative translation adjustments	—	—	—	—	384	384
Share-based compensation	—	508	—	—	—	508
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Balance as of October 31, 2020	60,010	45,575	95,973	(7,297)	(3,856)	190,405
Net loss	—	—	(214)	—	—	(214)
Cumulative translation adjustments	—	—	—	—	1,296	1,296
Share-based compensation	—	516	—	—	—	516
Employee savings plan activity	565	—	—	—	—	565
Balance as of January 30, 2021	$60,575	$46,091	$95,759	$(7,297)	$(2,560)	$192,568

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine Months Ended
	January 29,	January 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,709	$10,669
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,544	12,848
Gain on sale of property, equipment and other assets	(737)	(244)
Share-based compensation	1,503	1,563
Equity in loss of investees	1,966	1,740
Provision for doubtful accounts	(600)	1,551
Deferred income taxes, net	151	(21)
Change in operating assets and liabilities	(41,000)	20,115
Net cash (used in) provided by operating activities	(25,464)	48,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,024)	(6,935)
Proceeds from sales of property, equipment and other assets	838	470
Purchases of marketable securities	(4,045)	—
Proceeds from sales or maturities of marketable securities	—	982
Purchases of and loans to equity investees	(6,695)	(1,328)
Net cash used in investing activities	(19,926)	(6,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(200)	(431)
Payments for common shares repurchased	(3,000)	—
Proceed from exercise of stock options	8	—
Tax payments related to RSU issuances	(199)	(125)
Net cash used in financing activities	(3,391)	(556)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	98	(505)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(48,683)	40,349

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	80,402	40,412
End of period	$31,719	$80,761

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$195
Income taxes, net of refunds	1,601	1,491

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$53	$56
Purchases of property and equipment included in accounts payable	1,795	527
Contributions of common stock under the ESPP	1,211	565

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

Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 29, 2022 and January 30, 2021, contained operating results for 39 weeks.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	January 29,	January 30,
	2022	2021
Cash and cash equivalents	$30,883	$76,877
Restricted cash	836	3,884
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$31,719	$80,761

Other Business Developments

Impacts to and changes in global economic conditions are expected as the world economies recover from the COVID-19 pandemic, adjust to supply chain conditions and disruptions, and react to the evolving war and geopolitical environment. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility or other funding sources.

We anticipate needing to utilize a portion of our line of credit which expires in November 2022, and there can be no assurances that we will be successful in renewing the line of credit with sufficient capacity or that we will otherwise be able to obtain sufficient cash. However, based on our initial discussions with lenders and other alternatives we have available to us, such as increasing prices of our goods and services, reducing capital expenditures, reducing operating expenses, negotiating longer payment terms to our suppliers, and obtaining other forms of debt or equity financing, we believe it is probable our existing cash balances and future actions will be sufficient to fund our normal business operations over the next twelve months from the date of this Report.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

Accounting Standards Adopted

There are no significant Accounting Standard Updates ("ASUs") issued that we adopted as of January 29, 2022.

Accounting Standards Not Yet Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance ("ASU 2021-10"), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions covered by ASU 2021-10, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, which for us is the first quarter of fiscal 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-10 to have a material impact on future disclosures.

Note 2. Investments in Affiliates

The aggregate amount of our investments in affiliates accounted for under the equity method was $17,921 and $19,887 as of  January 29, 2022 and May 1, 2021, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our condensed consolidated statements of operations. For the three and nine months ended January 29, 2022, our share of the losses of our affiliates was $401 and $1,966 as compared to $595 and $1,740 for the three and nine months ended January 30, 2021. We purchased services for research and development activities from our equity method investees. The total of these related party transactions was $1,520 for the nine months ended January 29, 2022, which is included in the "Product design and development" line item in our condensed consolidated statement of operations, and $117 of this remains unpaid and is included in the "Accounts payable " line item in our condensed consolidated balance sheet. We have loaned equity investees $6,335, which is evidenced by convertible notes (“Notes”) and included in the “Long-term receivables, less current maturities" line item in our condensed consolidated balance sheet.

Note 3. Earnings Per Share ("EPS")

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 29, 2022 and January 30, 2021:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended January 29, 2022
Basic (loss) earnings per share	$(4,350)	45,223	$(0.10)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(4,350)	45,223	$(0.10)
For the three months ended January 30, 2021
Basic (loss) earnings per share	$(214)	45,064	$(0.00)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(214)	45,064	$(0.00)
For the nine months ended January 29, 2022
Basic earnings per share	$1,709	45,263	$0.04
Dilution associated with stock compensation plans	—	179	—
Diluted earnings per share	$1,709	45,442	$0.04
For the nine months ended January 30, 2021
Basic earnings per share	$10,669	44,908	$0.24
Dilution associated with stock compensation plans	—	153	—
Diluted earnings per share	$10,669	45,061	$0.24

Options outstanding to purchase 2,216 shares of common stock with a weighted average exercise price of $8.17 for the three months ended January 29, 2022 and 2,337 shares of common stock with a weighted average exercise price of $8.70 for the three months ended January 30, 2021 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Options outstanding to purchase 1,857 shares of common stock with a weighted average exercise price of $9.26 for the nine months ended January 29, 2022 and 2,268 shares of common stock with a weighted average exercise price of $9.29 for the nine months ended January 30, 2021 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition

Disaggregation of revenue

The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 29, 2022
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,112	$25,950	$4,167	$9,803	$8,606	$52,638
Limited configuration	32,081	6,843	18,717	5,269	10,453	73,363
Service and other	3,902	6,264	837	751	1,803	13,557
	$40,095	$39,057	$23,721	$15,823	$20,862	$139,558
Timing of revenue recognition
Goods/services transferred at a point in time	$32,829	$8,540	$17,351	$5,576	$10,967	$75,263
Goods/services transferred over time	7,266	30,517	6,370	10,247	9,895	64,295
	$40,095	$39,057	$23,721	$15,823	$20,862	$139,558

	Nine Months Ended January 29, 2022
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,258	$110,986	$15,241	$25,320	$26,051	$189,856
Limited configuration	83,965	21,510	66,590	15,173	32,464	219,702
Service and other	11,116	18,344	2,531	1,941	5,277	39,209
	$107,339	$150,840	$84,362	$42,434	$63,792	$448,767
Timing of revenue recognition
Goods/services transferred at a point in time	$85,570	$26,877	$62,407	$15,781	$33,801	$224,436
Goods/services transferred over time	21,769	123,963	21,955	26,653	29,991	224,331
	$107,339	$150,840	$84,362	$42,434	$63,792	$448,767

	Three Months Ended January 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$2,087	$14,006	$3,604	$7,880	$5,155	$32,732
Limited configuration	24,630	4,536	10,424	3,273	7,391	50,254
Service and other	3,368	4,788	616	616	1,765	11,153
	$30,085	$23,330	$14,644	$11,769	$14,311	$94,139
Timing of revenue recognition
Goods/services transferred at a point in time	$25,092	$5,720	$9,163	$3,436	$7,785	$51,196
Goods/services transferred over time	4,993	17,610	5,481	8,333	6,526	42,943
	$30,085	$23,330	$14,644	$11,769	$14,311	$94,139

	Nine Months Ended January 30, 2021
			High School
	Commercial	Live Events	Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$14,322	$83,283	$16,363	$24,579	$15,534	$154,081
Limited configuration	69,796	14,566	52,808	15,364	24,268	176,802
Service and other	10,829	14,777	1,994	1,647	5,020	34,267
	$94,947	$112,626	$71,165	$41,590	$44,822	$365,150
Timing of revenue recognition
Goods/services transferred at a point in time	$71,210	$18,670	$48,249	$15,740	$25,432	$179,301
Goods/services transferred over time	23,737	93,956	22,916	25,850	19,390	185,849
	$94,947	$112,626	$71,165	$41,590	$44,822	$365,150

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

The following table reflects the changes in our contract assets and liabilities:

	January 29,	May 1,	Dollar	Percent
	2022	2021	Change	Change
Contract assets	$39,874	$32,799	$7,075	21.6%
Contract liabilities - current	79,591	64,495	15,096	23.4%
Contract liabilities - noncurrent	10,738	10,720	18	0.2%

The changes in our contract assets and contract liabilities from May 1, 2021 to January 29, 2022 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the construction and sports market seasonality. We had no impairments of contract assets for the nine months ended January 29, 2022.

For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items in our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

January 29,
2022
Balance at beginning of period	$24,590
New contracts sold	33,145
Less: reductions for revenue recognized	(30,337)
Foreign currency translation and other	(400)
Balance at end of period	$26,998

As of January 29, 2022 and May 1, 2021, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses is included in the "Accrued expenses" line item in our condensed consolidated balance sheets.

During the nine months ended January 29, 2022, we recognized revenue of $47,356 related to our contract liabilities as of May 1, 2021.

Remaining performance obligations

As of January 29, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $412,675. We expect approximately $378,092 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at January 29, 2022 are $353,345 and $59,330, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net sales:
Commercial	$40,095	$30,085	$107,339	$94,947
Live Events	39,057	23,330	150,840	112,626
High School Park and Recreation	23,721	14,644	84,362	71,165
Transportation	15,823	11,769	42,434	41,590
International	20,862	14,311	63,792	44,822
	139,558	94,139	448,767	365,150

Gross profit:
Commercial	8,239	8,410	22,862	24,730
Live Events	3,094	4,256	17,261	20,910
High School Park and Recreation	6,958	6,437	27,216	25,410
Transportation	4,108	3,845	12,263	14,300
International	(91)	993	7,158	7,666
	22,308	23,941	86,760	93,016

Operating expenses:
Selling	12,735	12,004	37,012	36,214
General and administrative	8,328	6,389	24,100	20,777
Product design and development	6,925	5,784	21,283	20,053
	27,988	24,177	82,395	77,044
Operating (loss) income	(5,680)	(236)	4,365	15,972

Nonoperating income (expense):
Interest (expense) income, net	56	(40)	134	(46)
Other (expense) income, net	(793)	(913)	(2,613)	(2,377)
(Loss) income before income taxes	$(6,417)	$(1,189)	$1,886	$13,549

Depreciation and amortization:
Commercial	$646	$760	$1,949	$2,253
Live Events	1,275	1,436	3,860	4,311
High School Park and Recreation	318	464	1,096	1,452
Transportation	136	233	402	704
International	703	738	2,181	2,132
Unallocated corporate depreciation	677	653	2,056	1,996
	$3,755	$4,284	$11,544	$12,848

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net sales:
United States	$112,389	$78,152	$374,692	$314,674
Outside United States	27,169	15,987	74,075	50,476
	$139,558	$94,139	$448,767	$365,150

	January 29,	May 1,
	2022	2021
Property and equipment, net of accumulated depreciation:
United States	$50,271	$50,130
Outside United States	7,991	8,552
	$58,262	$58,682

We have numerous customers worldwide for sales of our products and services. No customer accounted for 10 percent or more of net sales for the three and nine months ended January 29, 2022; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.

We have numerous raw material and component suppliers, and no supplier accounts for 10 percent or more of our cost of sales; however, we have a number of single-source suppliers that could limit our supply or cause delays in obtaining raw material and components needed in manufacturing.

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 29, 2022 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 1, 2021	$2,313	$3,464	$84	$2,553	$8,414
Foreign currency translation	(13)	(90)	(13)	(199)	(315)
Balance as of January 29, 2022	$2,300	$3,374	$71	$2,354	$8,099

We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on October 31, 2021 and concluded no goodwill impairment existed.

Note 7. Financing Agreements

As of January 29, 2022, there were no advances under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $4,463. As of January 29, 2022, $30,537 of the credit facility remains in place and available.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations. If we are unable to meet the terms of the arrangement, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics. As of January 29, 2022, we had $715 of such instruments outstanding.

As of January 29, 2022, we were in compliance with all applicable bank loan covenants.

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

Warranties: Changes in our warranty obligation for the nine months ended January 29, 2022 consisted of the following:

January 29,
2022
Beginning accrued warranty obligations	$25,960
Warranties issued during the period	7,529
Settlements made during the period	(5,782)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(536)
Ending accrued warranty obligations	$27,171

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of January 29, 2022, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $4,463, $715 and $39,150, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of January 29, 2022, we were not aware of any indemnification claim from a customer.

Note 9. Income Taxes

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.

Our effective tax rate for the three and nine months ended January 29, 2022 reflected effective tax rates of 32.2 percent and 9.4 percent, respectively, as compared to effective tax rates of 82.0 percent and 21.3 percent tax for the three and nine months ended January 30, 2021. The difference in tax rates is primarily driven by an increase in estimated permanent tax costs such as BEAT and GILTI proportionate to a decrease in estimated pre-tax earnings in the third quarter of fiscal 2022 compared to no change in the estimated tax rate from the second quarter to the third quarter of fiscal 2021. Additionally, a return to provision expense was recorded for the third quarter of fiscal 2022 which impacted the overall effective rate compared to a return to provision benefit recorded in fiscal 2021.

We operate both domestically and internationally and, as of January 29, 2022, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of  January 29, 2022, we had $478 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement

The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at  January 29, 2022 and May 1, 2021 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

,

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 29, 2022
Cash and cash equivalents	$30,883	$—	$—	$30,883
Restricted cash	836	—	—	836
Available-for-sale securities:
US Government Securities	3,489			3,489
US Government sponsored entities	—	547	—	547
Derivatives - asset position	—	227	—	227
Derivatives - liability position	—	(41)	—	(41)
	$35,208	$733	$—	$35,941
Balance as of May 1, 2021
Cash and cash equivalents	$77,590	$—	$—	$77,590
Restricted cash	2,812	—	—	2,812
Derivatives - asset position	—	4	—	4
Derivatives - liability position	—	(261)	—	(261)
Acquisition-related contingent consideration	—	—	(363)	(363)
	$80,402	$(257)	$(363)	$79,782

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the nine months ended January 29, 2022 is as follows:

Acquisition-related contingent consideration as of May 1, 2021	$363
Additions	33
Settlements	(400)
Interest	4
Acquisition-related contingent consideration as of January 29, 2022	$—

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

In April 2020, the Board had suspended the program. On December 2, 2021, the Board of Directors of Daktronics voted to reauthorize the stock repurchase program.

During the nine months ended January 29, 2022, we repurchased 600 shares of common stock at a total cost of $3,000. As of  January 29, 2022, we had $29,539 of remaining capacity under our current share repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, May 1, 2021, to and including January 29, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended May 1, 2021 (including the information presented therein under Risk Factors), as well other publicly available information about our Company.

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

The following selected financial data should be read in conjunction with our Annual Report on Form 10-K for the year ended May 1, 2021 and the consolidated financial statements set forth in that Annual Report on Form 10-K, including the notes to consolidated financial statements included therein.

CORONAVIRUS ("COVID-19") PANDEMIC, SUPPLY CHAIN DISRUPTIONS AND DELAYS, AND CURRENT CONDITIONS

Impacts to and changes in global economic conditions are expected as the world economies recover from the COVID-19 pandemic, adjust to supply chain conditions and disruptions, and react to the evolving war and geopolitical environment. We continue to monitor guidance from international and domestic authorities regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. Since late fiscal 2021, our order and quoting activities have increased, creating a strong backlog and positive outlook; however, there is no assurance that this trend will continue in future quarters.

Supply chain disruptions continue as a result of several factors including the pandemic, shipping container shortages, labor shortages, and changes in global demand. We are specifically impacted by the global shortage of semiconductors and related electronic components. We have experienced increased input costs in many areas including material, commodity, freight, and tariff costs and increased personnel spend throughout the 2022 fiscal year. We have responded to input cost increases by increasing pricing and we began quoting at the new price levels in the third quarter of fiscal 2022. We will continue to monitor our supply chains and our marketplaces and adapt our pricing methodologies as we see appropriate.

Although we cannot predict the length or severity of these conditions, we expect continued disruptions in obtaining material, commodities, labor, and freight availability and an increase in inflation as the world economies react to and recover from the pandemic. We also expect impacts to the global economic conditions in reaction to the evolving war and geopolitical environment. Due to longer planning horizons and volatility in supply chains, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog, all likely creating a consumption of cash. We are also planning additional cash use for capital spending to grow our manufacturing capacity.

We anticipate needing to utilize a portion of our line of credit which expires in November 2022, and there can be no assurances that we will be successful in renewing the line of credit with sufficient capacity or that we will otherwise be able to obtain sufficient cash. However, based on our initial discussions with lenders and other alternatives we have available to us, such as increasing prices of our goods and services, reducing capital expenditures, reducing operating expenses, negotiating longer payment terms to our suppliers, and obtaining other forms of debt or equity financing, we believe it is probable our existing cash balances and future actions will be sufficient to fund our normal business operations over the next twelve months from the date of this Report.

All of these conditions will cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs and it is reasonably likely these conditions will negatively affect our financial conditions of operations and cashflows throughout the remainder of fiscal 2022 and have some negative impact into fiscal 2023. However, the full impact to our financial condition, results of operations and cash flows cannot be determined at this time.

Refer to the COVID-19 and raw material and component related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED January 29, 2022 and January 30, 2021

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

Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlights fluctuation caused by seasonality and our large project business. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share and future revenues.

Our product order backlog as of January 29, 2022 was $353 million as compared to $195 million as of January 30, 2021 and $282 million at October 30, 2021, which was the end of our second quarter of fiscal 2022. We expect to fulfill the backlog as of January 29, 2022 within the next 24 months. The timing and our ability to fulfill backlog may be impacted by project delays resulting from the COVID-19 pandemic and supply chain issues.

Net Sales

The following table shows information regarding net sales for the three months ended January 29, 2022 and January 30, 2021:

	Three Months Ended
	January 29,	January 30,	Dollar	Percent
(in thousands)	2022	2021	Change	Change
Net sales:
Commercial	$40,095	$30,085	$10,010	33.3%
Live Events	39,057	23,330	15,727	67.4
High School Park and Recreation	23,721	14,644	9,077	62.0
Transportation	15,823	11,769	4,054	34.4
International	20,862	14,311	6,551	45.8
	$139,558	$94,139	$45,419	48.2%
Orders:
Commercial	$47,012	$34,806	$12,206	35.1%
Live Events	79,478	11,075	68,403	617.6
High School Park and Recreation	35,884	16,366	19,518	119.3
Transportation	20,810	12,991	7,819	60.2
International	31,605	11,650	19,955	171.3
	$214,789	$86,888	$127,901	147.2%

For the fiscal 2022 third quarter, net sales were $139.6 million, an increase of $45.4 million from the prior year's third quarter. The year-over-year growth was driven by increased orders. Material supply shortages are creating an increase in lead times and extending the timing of converting some orders to sales in the near-term. We expect supply chain conditions to persist through the calendar year.

Order volume increased across all business units in the third quarter of fiscal 2022, reflecting the continued recovery from the impact of the global pandemic among our customers. The pandemic recovery in regions around the world has varied. Some countries have eased travel restrictions and we have seen business in those locations increase. However, other countries still continue to deal with the ongoing challenges of the pandemic.

Gross Profit and Contribution Margin

	Three Months Ended
	January 29, 2022		January 30, 2021
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$8,239	20.5%	$8,410	28.0%
Live Events	3,094	7.9	4,256	18.2
High School Park and Recreation	6,958	29.3	6,437	44.0
Transportation	4,108	26.0	3,845	32.7
International	(91)	(0.4)	993	6.9
	$22,308	16.0%	$23,941	25.4%

The decline in gross profit percentage is primarily related to the ongoing supply chain disruptions and inflationary challenges in input and personnel related cost, the difference in sales mix between periods, a warranty charge in fiscal 2022 third quarter, and other factors experienced during fiscal 2021 which had a positive impact on fiscal 2021 margins. The factors impacting the gross profit in the third quarter of fiscal 2021 included a positive $2.1 million or 14.4% gross profit impact litigation claim reversal in High School Park and Recreation and adjustments to operations because of the COVID-19 pandemic. During the third quarter of fiscal 2021, we lowered overall staffing and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties faced at that time created by the COVID-19 pandemic. Since the beginning of fiscal 2022, we have increased manufacturing and service staffing levels to achieve current and expected future sales levels.

Total warranty costs as a percent of sales for the three months ended January 29, 2022 compared to the same period one year ago increased to 2.4 percent from 1.6 percent.

	Three Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$4,321	10.8%	$(740)	(14.6)%	$5,061	16.8%
Live Events	547	1.4	(1,515)	(73.5)	2,062	8.8
High School Park and Recreation	3,938	16.6	(338)	(7.9)	4,276	29.2
Transportation	3,237	20.5	25	0.8	3,212	27.3
International	(2,470)	(11.8)	204	(7.6)	(2,674)	(18.7)
	$9,573	6.9%	$(2,364)	(19.8)%	$11,937	12.7%

Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, marketing related expenses (show rooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses.

Contribution margin is impacted by the previously discussed sales and gross margin for each business unit and other factors experienced during fiscal 2021. During fiscal 2021, each business unit's contribution margin was impacted by a decrease in personnel related expenses and continued reductions in travel and entertainment, marketing, and convention related expenses due to limited ability to travel or fewer number of conventions because of COVID-19 restrictions. These savings were partly offset by a $1.3 million increase in bad debt expenses. During fiscal 2021, we had lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. Since the beginning of fiscal 2022, we have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels.

Reconciliation from non-GAAP contribution margin to operating loss GAAP measure is as follows:

	Three Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$9,573	6.9%	$(2,364)	(19.8)%	$11,937	12.7%
General and administrative	8,328	6.0	1,939	30.3	6,389	6.8
Product design and development	6,925	5.0	1,141	19.7	5,784	6.1
Operating (loss) income	$(5,680)	(4.1)%	$(5,444)	2306.8%	$(236)	(0.3)%

Since the beginning of fiscal 2022, we have adjusted our staffing levels to current and expected future business activity levels. Through the third quarter of fiscal 2021, we lowered overall staffing and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties faced at that time created by the COVID-19 pandemic.

General and administrative expenses in the third quarter of fiscal 2022 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.

Product design and development expenses in the third quarter of fiscal 2022 increased as compared to the same period one year ago primarily due to an increase in personnel related expenses.

Decreased contribution margin and increased spend in general and administrative and product development led to a larger operating loss for the third quarter of fiscal 2022 compared to the prior year third quarter.

Other Income and Expenses

	Three Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$56	0.0%	$96	(240.0)%	$(40)	(0.0)%
Other (expense) income, net	$(793)	(0.6)%	$120	(13.1)%	$(913)	(1.0)%

Interest (expense) income, net: The change in interest income and expense, net for the third quarter of fiscal 2022 compared to the same period one year ago was primarily due to the reduction of interest expense, as we have no outstanding amounts due on the line of credit this year as compared to $15.0 million last year.

Other (expense) income, net: The change in other income and expense, net for the third quarter of fiscal 2022 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes

We have recorded an effective tax rate of 32.2 percent for the third quarter of fiscal 2022 as compared to 82.0 percent for the third quarter of fiscal 2021. The decrease in tax rate is primarily driven by an increase in estimated permanent tax costs such as BEAT and GILTI proportionate to a decrease in estimated pre-tax earnings in the third quarter of fiscal 2022 compared to discrete tax benefits recorded proportionate to the book loss recognized in the third quarter of fiscal 2021.

RESULTS OF OPERATIONS

COMPARISON OF THE Nine MONTHS ENDED January 29, 2022 and January 30, 2021

Net Sales

The following table shows information regarding net sales for the nine months ended January 29, 2022 and January 30, 2021:

	Nine Months Ended
	January 29,	January 30,	Dollar	Percent
(in thousands)	2022	2021	Change	Change
Net sales:
Commercial	$107,339	$94,947	$12,392	13.1%
Live Events	150,840	112,626	38,214	33.9
High School Park and Recreation	84,362	71,165	13,197	18.5
Transportation	42,434	41,590	844	2.0
International	63,792	44,822	18,970	42.3
	$448,767	$365,150	$83,617	22.9%
Orders:
Commercial	$143,699	$92,929	$50,770	54.6%
Live Events	169,665	93,619	76,046	81.2
High School Park and Recreation	107,246	64,582	42,664	66.1
Transportation	56,854	37,713	19,141	50.8
International	82,778	55,864	26,914	48.2
	$560,242	$344,707	$215,535	62.5%

Sales and orders increased, as demand was up across all markets in the nine months ended January 29, 2022 compared to the prior year nine-month periods. During the nine months ended January 30, 2021, sales and orders in all business units were negatively impacted as a result of the economic downturn caused by the COVID-19 pandemic.

Net sales during thenine months ended January 29, 2022 increased due to the conversion of the higher order volume for reasons noted below to sales during the first nine months of the year, including several large multimillion-dollar orders ("large orders") in both Live Events and International. Material supply and labor shortages are creating an increase in lead times, extending the timing of converting some orders to sales in the near-term.

Orders during the first nine months ended January 29, 2022 continued to improve, reflecting the continued economic recovery from the impact of the global pandemic among our customers.

Gross Profit and Contribution Margin

	Nine Months Ended
	January 29, 2022		January 30, 2021
		As a Percent		As a Percent
(in thousands)	Amount	of Net Sales	Amount	of Net Sales
Gross Profit:
Commercial	$22,862	21.3%	$24,730	26.0%
Live Events	17,261	11.4	20,910	18.6
High School Park and Recreation	27,216	32.3	25,410	35.7
Transportation	12,263	28.9	14,300	34.4
International	7,158	11.2	7,666	17.1
	$86,760	19.3%	$93,016	25.5%

The decline in gross profit percentage is primarily related to the ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs; the difference in sales mix between periods; and other factors experienced during fiscal 2021 which had a positive impact on fiscal 2021 margins. The factors impacting the gross profit in fiscal 2021 included the positive $2.1 million litigation claim reversal in High School Park and Recreation and $1.6 million of COVID relief governmental subsidies offset by $2.8 million of severance costs to reduce our workforce to adjust to the impacts of the COVID-19 pandemic.

During the uncertainties created by the COVID-19 pandemic during fiscal 2021, we lowered overall staffing and temporarily furloughed employees. Since the beginning of fiscal 2022, we have increased our manufacturing and services personnel levels to achieve current and expected future sales levels.

During the first nine months of fiscal 2021, we earned a higher rate of gross profit on our service agreements due to reduced stand ready services conducted during the year because of the pandemic. During the first nine months of fiscal year 2022, we had more large project sales which generally have lower gross profit because of their competitive nature.

Total warranty cost as a percent of sales for the nine months ended January 29, 2022 compared to the same period one year ago increased to 1.6 percent from 1.5 percent.

	Nine Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution Margin:
Commercial	$11,247	10.5%	$(3,036)	(21.3)%	$14,283	15.0%
Live Events	10,199	6.8	(3,882)	(27.6)	14,081	12.5
High School Park and Recreation	18,539	22.0	397	2.2	18,142	25.5
Transportation	9,601	22.6	(2,438)	(20.3)	12,039	28.9
International	162	0.3	1,905	(109.3)	(1,743)	(3.9)
	$49,748	11.1%	$(7,054)	(12.4)%	$56,802	15.6%

Contribution margin in the nine months ended January 29, 2022 was impacted by the previously discussed sales levels and impacts within gross profit.

Since the beginning of fiscal 2022, we have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. During fiscal 2021, each business unit's contribution margin was impacted by a decrease in personnel related expenses and continued reductions in travel and entertainment, marketing, and convention related expenses due to limited ability to travel or fewer number of conventions because of COVID-19 restrictions. These fiscal 2021 savings were partly offset by a $1.5 million increase in bad debt expenses. During fiscal 2021, we had lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic.

Reconciliation from non-GAAP contribution margin to operating income GAAP measure is as follows:

	Nine Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Contribution margin	$49,748	11.1%	$(7,054)	(12.4)%	$56,802	15.6%
General and administrative	24,100	5.4	3,323	16.0	20,777	5.7
Product design and development	21,283	4.7	1,230	6.1	20,053	5.5
Operating income	$4,365	1.0%	$(11,607)	(72.7)%	$15,972	4.4%

Through the third quarter of fiscal 2021, we lowered overall staffing and temporarily furloughed employees to achieve lower operating costs to align with the uncertainties faced at that time created by the COVID-19 pandemic. Since the beginning of fiscal 2022, we have adjusted our staffing levels to current and expected future business activity levels.

General and administrative expenses for the nine months ended January 29, 2022 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.

Product design and development expenses in the nine months ended January 29, 2022 stayed relatively steady as compared to the same period one year ago.

Operating income was lower than the previous year due to a lower contribution margin and an increase in personnel expense to match the increase in orders discussed above.

Other Income and Expenses

	Nine Months Ended
	January 29, 2022				January 30, 2021
		As a Percent	Dollar	Percent		As a Percent
(in thousands)	Amount	of Net Sales	Change	Change	Amount	of Net Sales
Interest (expense) income, net	$134	0.0%	$180	(391.3)%	$(46)	(0.0)%
Other (expense) income, net	$(2,613)	(0.6)%	$(236)	9.9%	$(2,377)	(0.7)%

Interest (expense) income, net: The change in interest income and expense, net for the nine months ended January 29, 2022 compared to the same period one year ago was primarily due to the reduction of interest expense, as we have no outstanding drawings on the line of credit this year as compared to $15.0 million last year.

Other (expense) income, net: The change in other income and expense, net for the nine months ended January 29, 2022 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes

We have recorded an effective tax rate of 9.4 percent for the nine months ended January 29, 2022, as compared to an effective tax rate of 21.3 percent for the nine months ended January 30, 2021. The difference in tax rates is primarily driven by an increase in permanent tax costs such as BEAT and GILTI proportionate to a decrease in estimated pre-tax earnings in the third quarter of fiscal 2022 compared to no change in the estimated tax rate from the second quarter to the third quarter of fiscal 2021. Additionally, a return to provision expense was recorded for the third quarter impacting the overall effective rate compared to a return to provision benefit recorded in fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 29,	January 30,	Dollar
(in thousands)	2022	2021	Change
Net cash (used in) provided by:
Operating activities	$(25,464)	$48,221	$(73,685)
Investing activities	(19,926)	(6,811)	(13,115)
Financing activities	(3,391)	(556)	(2,835)
Effect of exchange rate changes on cash	98	(505)	603
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,683)	$40,349	$(89,032)

Cash decreased by $48.7 million for the first nine months of fiscal 2022 primarily due to the use of cash for increases in accounts receivable, contract assets, and inventory required to support the increased order volume and holding more inventory as a strategy during this time of supply chain disruptions. The decrease in cash was also due to investing in capital assets for increased capacity, loans to affiliates, purchase of marketable securities, and purchase of shares through the share repurchase program. Cash increased by $40.3 million in the first nine months of fiscal 2021 because of cash conservation measures during the pandemic, including: reductions in operating asset levels, decreases in capital expenditures, and the suspension of our dividend and share repurchase program.

Net cash (used in) provided by operating activities: Net cash used in operating activities was $25.5 million for the first nine months of fiscal 2022 compared to net cash provided by operating activities of $48.2 million in the first nine months of fiscal 2021. The $73.7 million difference between net cash used in fiscal 2022 compared to net cash provided in fiscal 2021 by operating activities was primarily the result of changes in net operating assets and liabilities.

The changes in net operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 29,	January 30,
	2022	2021
(Increase) decrease:
Accounts receivable	$(29,015)	$9,089
Long-term receivables	205	2,318
Inventories	(37,116)	15,757
Contract assets	(7,534)	5,558
Prepaid expenses and other current assets	(5,465)	2,342
Income tax receivables	(1,696)	492
Investment in affiliates and other assets	(29)	594
Increase (decrease):
Accounts payable	21,429	(14,355)
Contract liabilities	15,781	1,480
Accrued expenses	3,177	(7,557)
Warranty obligations	916	998
Long-term warranty obligations	298	(166)
Income taxes payable	(239)	1,185
Long-term marketing obligations and other payables	(1,712)	2,380
	$(41,000)	$20,115

Net cash used in investing activities: Net cash used in investing activities totaled $19.9 million in the first nine months of fiscal 2022 compared to net cash used in investing activities of $6.8 million in the first nine months of fiscal 2021. Purchases of property and equipment totaled $10.0 million in the first nine months of fiscal 2022 compared to $6.9 million in the first nine months of fiscal 2021. We used $4.0 million for purchases of marketable securities in the first nine months of fiscal 2022 as compared to $1.0 million proceeds from sales or maturities of marketable securities in the first nine months of fiscal 2021. Purchases of and loans to affiliates accounted for by the equity investment method totaled $6.7 million in the first nine months of fiscal 2022 as compared to $1.3 million in the first nine months of fiscal 2021.

Net cash used in financing activities: Net cash used in financing activities was $3.4 million for the nine months ended January 29, 2022 compared to $0.6 million in the same period one year ago primarily due to payments for shares repurchased.

Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchases, and capital spending impact our liquidity.

Working capital was $113.9 million and $118.4 million as of January 29, 2022 and May 1, 2021, respectively. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, contract assets and liabilities, and the sports market and construction seasonality can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect to use cash in operations as our business returns and exceeds pre-pandemic levels.

We had $8.9 million of retainage on long-term contracts included in receivables and contract assets as of January 29, 2022, which has an impact on our liquidity. We expect to collect these amounts within one year. We have historically financed our cash needs through a combination of cash flow from operations and borrowings under bank credit agreements.

The Board of Directors suspended dividends and share repurchases during fiscal 2020 as part of our cash conservations measures through the pandemic. The timing of the future reinstatement of dividends is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility, as further described in "Note 7. Financing Agreements" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. The share repurchase program was reinstated on December 2, 2021.

Shares may be repurchased from time to time in open market purchases, private transactions or other transactions.  The timing, volume and nature of share repurchases will be at the sole discretion of management and will be dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. During the nine months ended January 29, 2022, we repurchased 600 shares of common stock at a total cost of $3,000.

We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of January 29, 2022, we had $0.7 million of such instruments outstanding.

We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 29, 2022, we had $39.2 million of bonded work outstanding against this line.

Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $25 million for fiscal 2022. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, demonstration and showroom assets, and continued information infrastructure investments. We also evaluate and may make strategic investments in new technologies, in our affiliates, or acquire companies aligned with our business strategy.

We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect our customers may continue to have disruptions and may continue to reduce or increase their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19, supply chain challenges, and emerging war and geopolitical situations. Ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs also impact our profitability and cash flows. We have increased pricing when we are able in effort to offset the increase in input costs.

Due to longer planning horizons and volatility in supply chains, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog. In addition, we are planning additional capital spending to grow our manufacturing capacity. We anticipate needing to utilize a portion of our line of credit which expires in November 2022, and there can be no assurances that we will be successful in renewing the line of credit with sufficient capacity or that we will otherwise be able to obtain sufficient cash. However, based on our initial discussions with lenders and other alternatives we have available to us, such as increasing prices of our goods and services, reducing operating expenses, negotiating longer payment terms to our suppliers, reducing capital expenditures and obtaining other forms of debt or equity financing, we believe it is probable our existing cash balances and future actions will be sufficient to fund our normal business operations over the next twelve months from the date of this Report.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2021.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. There have been no material changes in our exposure to these risks during the first nine months of fiscal 2022.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 29, 2022, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 29, 2022, our disclosure controls and procedures were effective.

Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended January 29, 2022, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases of common stock during the third quarter of fiscal 2022 there were no share repurchases during the first two quarters of fiscal 2022:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announces plans or programs	Approximate dollar value of shares may yet be purchased under the share repurchase program (1)
May 2, 2021 - November 27, 2021	—	—	—	$32,539,076
November 28, 2021 - December 25, 2021	413,055	$5.04	413,055	30,457,171
December 26, 2021 - January 29, 2022	187,070	$4.91	187,070	29,539,079
Total	600,125		600,125

(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Board of Directors on June 17, 2016 and reinstated on December 2, 2021.

Repurchases of shares are treated as dividends under the South Dakota Business Corporation Act (which is codified as Chapter 47-1A to the South Dakota statutes), our repurchases of shares could be affected by the limitations imposed on dividends in our credit facility, as further described in "Note 7. Financing Agreements" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

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

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 10, 2022