Form 10-K
period 2022-04-30
DAKTRONICS INC /SD/
filed 2022-06-16
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at October 30, 2021 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $258,641,294. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding Common Stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.
The number of shares of the Registrant’s Common Stock outstanding as of June 2, 2022 was 45,033,839.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held August 31, 2022 are incorporated by reference in Part III of the Form 10-K, as indicated in Items 10 through 14 of Part III.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED April 30, 2022

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times and supply chain disruptions; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders, including as a result of the COVID-19 pandemic caused by the coronavirus; and (xvi) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.
PART I.
Item 1. BUSINESS
Business Overview
Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are an industry leader in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.
We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to a world leader in the display industry. We currently employ 2,477 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006 telephone 605-692-4200. Our Internet address is https://www.daktronics.com.
Our annual, quarterly and current reports and any amendments to those reports are freely available in the "Investor Relations" section of our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the Securities and Exchange Commission (the "SEC"). These reports and other reports, proxy statements, and electronic filings are also found on the SEC’s website at www.sec.gov. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.

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
Integrated visual display systems are increasingly used across a variety of vertical markets including: media/advertising, stadiums/venues, hospitality/leisure, transportation, military and government, broadcast, control room, corporate and education, and retail. Generally, these vertical markets use systems to collaboratively communicate, inform, entertain, and advertise to various sized audiences. Advances in technologies and the decrease in costs of systems have opened up and increased the market's size.
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
Manufacturing. The majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China and Ireland. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly) and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. Given the cyclical nature of some parts of our business and dispersed sales geography, we balance and maintain our ability to manufacture the same products across our plants so we can efficiently utilize our capacity and reduce costs. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through the use of product platforms to increase efficiencies. Other strategies include supplier management programs and lean manufacturing techniques. For more details on our facilities, see "Part II, Item 2. Properties".
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
Customer Service and Support. We offer limited warranties on our products, ranging from one to 10 years, against failure due to defective parts or workmanship. In addition, we offer service agreements of various scopes. To serve our customers, we provide help-desk access, parts repair and replacement, display monitoring and on-site support. Our technical help desk has experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third-party service partners are trained to provide on-site support. We use third-party service partners to allow us to respond to the changes in volume of service requests during our seasonal peaks.
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
Our products are comprised of the following product families:
•Video displays/video walls
•Scoreboards and timing systems
•Message displays
•ITS (intelligent transportation systems) dynamic message signs
•Mass Transit displays
•Sound systems
•Digital billboards
•Digital street furniture
•Digit and price displays
•Indoor dynamic messaging systems and indoor liquid crystal display ("LCD") signs
•Software and controllers including Venus® Control Suite
Each of these product families is described below:
Video Displays/Video Walls. These displays are comprised of a large number of full-color pixels capable of showing various levels of video, graphics and animation. These displays include red, green and blue LEDs arranged in various combinations to form pixels. The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED technology.

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
Video displays provide content to serve as a revenue generation source through advertising or as an information and communication medium (such as scoring, statistics, wayfinding, advertising, control center information), or to provide interior design elements to create luxurious space to feature digital art.
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
Mass Transit Displays. Our Mass Transit products include a wide range of LCD and LED display solutions for public transportation applications. Installations often involve a network of displays located on railway platforms, at bus stations, or on concourses within a transportation hub to guide travelers to their intended destination.
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
Digital Billboards. Our line of digital billboards offers a unique display solution for the Out-of-Home (“OOH”) advertising industry. The products are used to display images which change at regular intervals. These systems include many features unique to the outdoor advertising market, such as our patented mounting system, self-adjusting brightness, improved energy consumption, and enhanced network security.
Digital street furniture. Our LED street furniture features some of the brightest imagery in the industry and is built to withstand full-sun conditions. Our line of digital street furniture engages people with advertising content at eye level as they walk through campuses, cityscapes, and malls. This design enhances the message and complements surrounding architecture. These street furniture displays are our most flexible solution for digital OOH campaigns.
Digit and Price Displays. This product line includes our DataTime® and Fuelight™ displays. The DataTime® product line consists of outdoor time and temperature displays which use a remote sensor for temperature data. Fuelight™ digit displays are specifically designed for the petroleum industry, offering high visibility and quick fuel price updates using the Fuelink™ control software.
Indoor Dynamic Messaging Systems and LCD screens. Our ADFLOW DMS™ systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions, either using LED or LCD technologies, allow customers to broadcast advertising campaigns and other information through the software, media players and visual hardware.
Software & Controllers including Venus® Control Suite. The Venus® Control Suite is our platform for scheduled control capability. It can be used in any application where the intended message is created in advance and scheduled to play at a predetermined time. It is available in an on-premise or hosted cloud-based configuration and is capable of supporting a single display or scaling to support many displays. For applications that require both scheduled content and live video or real time content, a control solution can combine the capabilities of Venus® Control Suite with the capabilities of the Show Control Software Suite to create a powerful solution that enables customers to easily manage content on their displays. Content includes media, scoring, timing, statistics, advertising, way-finding information, playback loops and entertainment type visualizations.
Raw Materials
Materials used in the production of our video display and control systems are sourced from around the world. Examples of the materials we use in production include LEDs, integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, tariff changes, price changes, war or other geopolitical impacts to trade or transport, or defects in the supplied material or component could have an adverse impact on our business and operations. Our sourcing group works to implement strategies to mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We also periodically prepay for future supply.
Since late fiscal 2021, we have been affected by supply chain disruptions and inflationary pressures stemming from the coronavirus pandemic ("COVID-19"), shipping container shortages, weather events, and the changes in global demand. Specifically, we are impacted by the global inflation and shortage of semiconductors and related electronic components, other materials needed for production, and freight. We are unable to predict the supply chain recovery or the impact to our business.
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

Our product order backlog as of April 30, 2022 was $471.6 million as compared to $250.7 million as of May 1, 2021. This increase in backlog is driven by record order volume and muted conversion to sales due to supply chain challenges. Our customers have also placed orders for future deliveries to secure our manufacturing capacity.
We expect to fulfill the backlog as of April 30, 2022 within the next 24 months. The timing of backlog may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions.
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
Our manufacturing facilities and products comply with industry specific requirements, including environmental rules and regulations and safety standards. These requirements include quality, manufacturing process controls, manufacturing documentation, supplier certification of raw materials, and various safety tests. Our production processes require the storage, use and disposal of a variety of hazardous chemicals under applicable laws.
Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements can include certification of country of origin, classification within the various tariff codes and trade agreements, compliance with other specific product or country import/export regulations, and payment of certain import or export tariffs, duties, or taxes.
Our global operations subject us to various laws and regulations, including laws and regulations relating to tax compliance, anti-corruption, data privacy, cybersecurity, governance, and disclosure reporting. These requirements vary and can involve matters and processes such as using resources for related expertise and information systems, records management, policy creation and maintenance, data protection programs, compliance filings, control design and testing, and continued training of employees.
We are subject to regulations restricting the movement and interaction of people and business operations. During unprecedented times, such as during the duration of the COVID-19 pandemic, countries and the U.S. states and/or its localities can issue lock down orders impacting availability of employees, third parties, suppliers, customers, and other services we need to operate our business.
We believe we are in material compliance with government and other regulatory requirements.
Competition
We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors include both United States and foreign companies which range in size and product offerings. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or include different service and controller offerings. Some competitors have more capital, governmental funding, supply change access, and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media and fixed display signs.

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
The safety and well-being of our team are a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. We provide training for safety measures on the job site and in our facilities. We provide our employees and their families with access to a variety of health programs, including benefits that support their physical and mental health. In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees. We implemented additional safety measures for employees continuing critical on-site work and allowed employees to work from home when able. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.
As of April 30, 2022, we employed approximately 2,246 full-time employees and 231 part-time and temporary employees. Of these employees, approximately 937 were in manufacturing, 468 were in sales and marketing, 503 were in customer service, 354 were in engineering and 215 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.
Item 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.
Risks Relating to the COVID-19 Pandemic
We face risks related to actual or threatened health epidemics and other outbreaks, including the COVID-19 pandemic, which have and could have a material adverse effect on our operations, liquidity, financial conditions, and financial results.
A serious global pandemic, including the current pandemic caused by COVID-19 and variants of COVID-19, can adversely impact, shock and weaken the global economy. These impacts can amplify other risk factors and could have a material impact on our operations, liquidity, financial conditions, and financial results.
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
The impact on our customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. To the extent that our customers and suppliers are adversely impacted by a pandemic, this could reduce the availability, or result in delays in the delivery of materials or supplies, or result in delays in customer payments and orders, which in turn could materially interrupt our business operations and/or impact our liquidity. Site closures or project delays have occurred and have required increased social distancing and health-related precautions in our factories and many work sites, which may cause additional project delays and additional costs to be incurred. Pandemics could disrupt our operations due to absenteeism by infected or ill employees or other employees who elect not to come to work due to the illness or due to quarantines.
COVID-19 created constraints on supply chain operations and resulted in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of semiconductor components. Such a constraint could have caused and has caused lead times for our products to increase. In an effort to halt the outbreak of a pandemic such as COVID-19, governments may place significant restrictions on travel, such as the restrictions placed by the Chinese government on travel within China, leading to extended business closures, including closures at some supplier facilities and our manufacturing facilities. Although most of the restrictions on the operations of our suppliers and on us as a result of COVID-19 have been lifted or eased, we and our suppliers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions, and such restrictions could spread to other locations if the virus and its variants continues to spread or resurge. If our supply chain operations are adversely affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have sought and may need to continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic and additionally due to container and carriage shortages and increased fuel prices have resulted in increased costs and constrained available transport for us and our channel partners, all at a time when global demand has increased. If our supply chain operations continue to be adversely affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.
The extent to which the COVID-19 pandemic or any other pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 or another pandemic and its variants, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic or any other health crisis will not have a material and adverse effect on our business, financial results and financial condition.

Risks Related to Our Business
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
Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, shortages or delays because of work restrictions for various reasons like COVID-19 restrictions, supply chain implications due to war or other geopolitical impacts on supply chains, risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes or related employee worker unavailability, that could disrupt operations at ports-of-entry; transportation and other delays in shipments as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.
COVID-19 created constraints on supply chain operations and resulted in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of semiconductor components. In addition, transportation availability has disrupted timeless of raw material and component shipments and customer shipments. Such a constraint could have caused and has caused lead times for our products to increase.
Cost inflation in, and shortages of, raw materials, components, and related transportation and tariff costs has and can have a significant impact on our price competitiveness and/or ability to produce our products, which has and could cause harm to our sales, financial condition and results of operations.
Cost inflation and shortages of any raw materials and components used to manufacture our products has and can occur due to various factors (such as worldwide demand, natural disasters, logistic disruptions, war, and trade regulations).
Electronic and other components and materials used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social, economic, and geopolitical factors.
If we experience shortages or increases in the prices we pay for raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products at all or on a timely basis, it has and could negatively affect our business, financial condition or results of operations. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.
During late fiscal 2021, supply chain disruptions began to emerge because of COVID-19, shipping container shortages, winter weather, and changes in global demand. Specifically, we are impacted by the global inflation and shortage of semiconductors and related electronic components, other materials needed for production, and freight. We are unable to predict the supply chain recovery or the impact to our business.
As a result of U.S. Administrative trade actions in 2019, we experienced volatility in supply and increases in the prices of aluminum, electrical, and other components we use in our production. Further trade disputes could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We continue to monitor the situation and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments. We estimate our financial results were adversely impacted by approximately $7.1 million, $2.9 million and $4.9 million of additional costs for tariffs in fiscal 2022, 2021 and 2020, respectively.

We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, an interruption, or a material change in our business relationships with our suppliers has and could cause a disruption in supply and a substantial increase in the costs of such materials. Such changes has and could result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end user customers and may result in the loss of sales and end user customers and cause harm to our sales, financial condition, and results of operations.
Our suppliers are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of a supplier may cause us to alter our business terms, cease doing business with a particular supplier, or change our sourcing practices.
An interruption from our suppliers of raw materials or components could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition or results of operations. Our suppliers may need to allocate available supply, and we may not be able to obtain parts needed for production. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production.
In order to reduce manufacturing lead times and plan for adequate component supply, from time to time, we may issue purchase orders or prepay for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of supply disruptions. If we are unable to use all of the components we have purchased, we may have excess inventory or obsolescence, or increased inventory or carrying costs, which could have an adverse impact on our results of operation or financial condition.
We may fail to continue to attract, develop and retain personnel throughout our business areas, which could negatively impact our operating results.
We depend on qualified employees, including experienced and skilled technical personnel, to design, market, fulfill, and serve our customers. Qualified employees can be in high demand and limited in availability. Our future success and operating results will also depend upon our ability to attract, train, motivate and retain qualified personnel to maintain and grow capacity. Although we intend to continue to provide competitive compensation packages to attract and retain qualified personnel, market conditions for pay levels and availability may impact our operations.
We depend on third parties to complete some of our contracts.
Depending on a contract's scope of work, we may hire third-party subcontractors to perform on-site installation and service-related activities, hire manufacturers of structures or elements of structures related to on-site installation, hire contract manufacturers for certain product lines, or purchase specialty non-display related system elements from other companies. If we are unable to hire qualified subcontractors, find qualified manufacturers for on-site elements, find qualified contract manufacturers, or purchase specialty non-display system elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship, resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.
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
The following factors are among those that could complicate capacity planning for market demand:
•changes in the demand for and mix of products that our customers buy;
•our ability to add and train our manufacturing staff in advance of demand;
•the market’s pace of technological change;
•variability in our manufacturing or services productivity;
•long lead times for and availability of raw materials and components used in production;
•our ability to engage qualified third parties;
•geography of the order and related shipping methods; and
•long lead times for our plant and equipment expenditures.
We operate in highly competitive markets and face significant competition and pricing pressures. If we are unable to keep up with the rapidly changing product developments and new technologies or if we cannot compete effectively, we could lose market share and orders, which would negatively impact our results of operations.
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
•the timing of orders and related deliveries, including delays or cancellations of orders;
•our ability to obtain raw materials and components timely and at reasonable prices;
•our ability to adjust and utilize production and services capacity;
•our ability to engage third parties to support production and fulfillment;
•new product introductions;
•variations in product mix; and
•customer financial wherewithal and the related economic conditions impacting their business.
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
These estimates and assumptions affect the timing of net sales, costs, and profits or losses in applying the principles to contracts with customers under the cost incurred input method; credit losses for accounts receivables and contract assets; the valuation of inventory; estimated amounts for warranty costs; the calculation and valuation of our investments and deferred tax assets; the valuation of our investment in unconsolidated subsidiaries; fair value estimates used in goodwill and long-term assets testing; and estimating the impact of uncertainties in the application of complex tax laws. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operation could be adversely affected.
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
The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; make a substantial change of ownership; or acquire or purchase a business or its assets. Our credit facilities also impose certain financial covenants on us which restrict the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facilities to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

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
Significant portions of our sales are to customers who place large orders for custom products. We closely monitor the creditworthiness of our customers and have not, to date, experienced significant credit losses. We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments, payment bonds and letters of credit. However, because some of our exposure to credit losses is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results.
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
We may be unable to protect our intellectual property rights effectively, or we may infringe upon the intellectual property rights of others, either of which may have a material adverse effect on our operating results and financial condition.
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
In addition, intellectual property rights of others also have an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement by us of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services.
Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.
Our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain materials for production. In addition, changes in and adverse actions by various governments could have a material adverse effect on our results of operations and financial condition. For example, the recent and continuing conflict arising from the invasion of Ukraine by Russia could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects our Company, including to the extent that any such actions cause material business interruptions or restrict our ability in this region to conduct business with certain suppliers or vendors. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.

Weakened global economic or recessionary conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced downturns and recessions, including the COVID-19 related downturn, from time to time during which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; increased unemployment; bankruptcies; and overall uncertainty with respect to the economy. These conditions affect consumer and entertainment spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.
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
Our United States and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with global regulations and governmental orders. Global conditions include political developments; economic changes; unfavorable trading policies; difficulties in staffing and managing global operations; changes in foreign and domestic governmental regulations or requirements, treaty and trade relationships; the imposition of government orders that differ among jurisdictions, including mandatory closures, work-from-home and lock-down orders and social distancing protocols, or other restrictions related to the COVID-19 pandemic; changes in monetary and fiscal policies; changes in laws and regulations; or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties that exist include changing social conditions and attitudes, terrorism, or political hostilities and war. Other difficulties of global operations include staffing and managing our various locations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.
Our future results may be affected by compliance risks related to United States and other countries' anti-bribery and anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative proceedings or penalties and harm our reputation.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the United States government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners, customers, and investments.
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
Bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Violations of anti-corruption, anti-bribery and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our partners take inside or outside of the United States even though we are not aware of such actions or our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.
Global tax law changes may adversely affect our business, financial condition and results of operations.
We are subject to the income tax laws of the United States and its various state and local governments as well as several foreign tax jurisdictions. Our future income taxes could be materially adversely affected by changes in the amount or mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in tax laws, or the outcome of income tax audits and any related litigation. The U.S. Tax Cuts and Jobs Act of 2017 is one such example of legislation that has impacted our effective tax rate.
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

The financial, management and other risks and challenges associated with these activities include, but are not limited to, the following:
•diversion of management attention;
•difficulty with integrating acquired businesses;
•adverse impact on overall profitability if the expanded operations do not achieve the strategic benefits forecasted;
•potential loss or adverse relationship with or a change of key employees, customers, or suppliers of the acquired business;
•inability to effectively manage our expanded operations;
•difficulty with the integration of different corporate cultures;
•personnel issues;
•increased expenses;
•assumption of unknown liabilities and indemnification obligations;
•potential disputes with the buyers or sellers;
•the time involved in evaluating or modifying the financial systems of an acquired business and the establishment of appropriate internal controls; and
•incorrect estimates made in the accounting for the transaction that cause misstatements of acquisition assets and liabilities.
There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits.
Our financial results are impacted negatively or positively from our proportionate share of our affiliates financial performance. Any reduction or impairment of the value of an investment and related acquired assets, goodwill, or investments in affiliates would result in charges against earnings, which would adversely affect our results of operations in future periods.
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
We had no impairments in fiscal 2022, 2021, and 2020.
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

Compliance with current or future privacy, data protection and information security laws relating to consumer and/or employee data, including the General Data Protection Regulation in the European Union and similar laws in other regions of the world, including the United States, could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, customer indemnity claims, decreases in the use or acceptance of our products and services, and damage to our reputation and our brand.
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
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. We may encounter problems or delays in completing the review and evaluation, implementing improvements, or receiving a positive attestation from our independent registered public accounting firm. In addition, our assessment of internal controls may identify deficiencies in our internal controls over financial reporting or other matters which may raise concerns for investors and adversely affect our stock price.
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
The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required, we have filed annual Forms SD with the SEC since 2014 reporting our work performed to gain information on the source of conflict minerals we use. We incur costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins of all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
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
•the ability of our Board of Directors, without shareholder approval, to authorize and issue shares of stock with voting, liquidation, dividend and other rights and preferences that are superior to our common stock;
•the classification of our Board of Directors, which effectively prevents shareholders from electing a majority of the directors at any one meeting of shareholders;
•the adoption of a shareholder rights agreement providing for the exercise of junior participating preferred stock purchase rights when a person becomes the beneficial owner of 20 percent or more of our outstanding common stock and upon the occurrence of certain similar events (subject to certain exceptions);
•under the SD Act, limitations on the voting rights of shares acquired in specified types of acquisitions and restrictions on specified types of business combinations; and
•under the SD Act, prohibitions against engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved.
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
Our Board of Directors approved regular dividends from fiscal 2006 until March 2020. The declaration, amount and timing of such dividends are determined by our Board of Directors at its discretion. Such determinations are subject to capital availability, compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends, our strategic investment cash needs, our business outlook and other factors balancing our long-term needs of our business and the interests of our shareholders.
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
On April 1, 2020, our Board of Directors announced the suspension of dividends for the foreseeable future. We believe these measures still are necessary to help preserve our ability to borrow for liquidity needs and help us to be well positioned when the COVID-19 pandemic passes and economies recover.

Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.
Co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach's family members currently serve as executive officers of the Company. His son, Mr. Reece Kurtenbach, serves as our Chairman of the Board and Chief Executive Officer and two other children serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.8 percent of our outstanding common stock as of June 2, 2022, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 2, 2022. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.0 percent of our outstanding common stock as of June 2, 2022, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 2, 2022. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our principal properties include space for manufacturing products, designing and testing new developments or processes, and employee collaboration space. Our properties are generally aligned with our business segments; however, we manufacture the same products across our manufacturing facilities to efficiently utilize capacity and reduce costs. We consider all our properties to be both suitable and adequate to meet our requirements for the foreseeable future.
Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	765,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	62,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	277,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	152,000	Manufacturing, Sales, Service, Office
We also utilize sales and service offices located throughout the United States, Canada, Europe, and the Asia-Pacific region. These spaces are generally small leased offices used for sales related activities. See "Note 9. Leases" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on lease obligations.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Performance
Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 2, 2022, we had 948 shareholders of record.
The following graph shows changes during the period from April 29, 2017 to April 30, 2022 in the value of $100 invested in: (1) our common stock; (2) The Nasdaq Composite; and (3) the Standard and Poor's 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
April 2022
Index Value
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
100.00
98.11
82.32
51.83
71.87
39.02
4.29.2017
4.28.2018
4.27.2019
5.02.2020
5.01.2021
4.30.2022
Daktronics Inc
NASDAQ Composite-Total Return
S&P 600 Electric Equipment Manufacturers

Share Repurchases
On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics may purchase up to $40 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. In April 2020, the Board suspended the program. On December 2, 2021, the Board of Directors of Daktronics voted to reauthorize the stock repurchase program. During fiscal 2021, we had no repurchases of shares of our outstanding common stock. During fiscal 2022 and 2020, we repurchased 0.6 million and 1.0 million, respectively, shares of common stock at a total cost of $3.2 million and $5.6 million, respectively. As of April 30, 2022, we had $29.4 million of remaining capacity under our current share repurchase program.

The following table provides information about share repurchases of common stock during the fourth quarter of fiscal 2022:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announces plans or programs	Approximate dollar value of shares may yet be purchased under the share repurchase program (1)
January 30, 2022 - February 26, 2022	—	—	—	$29,539,079
February 27, 2022 - March 26, 2022	40,919	$4.50	40,919	29,354,956
March 27, 2022 - April 30, 2022	—	—	—	29,354,956
Total	40,919		40,919
(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Board of Directors on June 17, 2016 and reinstated on December 2, 2021.
Repurchases of shares are treated as dividends under the South Dakota Business Corporation Act (which is codified as Chapter 47-1A to the South Dakota statutes), so our repurchases of shares could be affected by the limitations imposed on dividends in our credit facility, as further described in "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 6. [Reserved]
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
Management's Discussion and Analysis - Fiscal 2021 compared to Fiscal 2020
The comparison of fiscal 2021 with fiscal 2020, including the results of operations and liquidity, can be found in the "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for fiscal 2021, which comparison is incorporated by reference herein.
EXECUTIVE OVERVIEW
Our mission is to be a world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We organize into business units to focus on customer loyalty over time and earn new and replacement business as our products have a finite lifetime. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).

We measure our success using a variety of measures including:
•our percentage of market share by comparing our estimated revenue to the total estimated global digital display revenue;
•our order growth compared to the overall digital market order change;
•financial metrics such as annual order volume and profit change as compared to our previous financial results;
•customer retention and expansion rates; and
•our ability to generate profits over the long-term to provide a shareholder return.
Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, the overall manufacturing costs and the selling prices of our products impact profitability. Due to volatility in our supply chain and labor conditions, our manufacturing costs and selling prices of our products have increased during the 2022 fiscal year and may continue to increase for some time into the future. Our competitors outside the U.S. are impacted differently by the global trade environment allowing them to avoid tariff costs and have access to parts supplies and lower costs of doing business, which may allow them to maintain lower prices or reduce prices. As a result, additional competitors have entered the market, and each year we must sell more product to generate the same or greater level of net sales as in previous fiscal years. However, the decline of digital solution pricing over the years and increased user adoption and applications have increased the size of the global market.
Competitors' offerings, actions and reactions also can vary and change over time or in certain customer situations. Projects with multimillion-dollar revenue potential attract competition, and competitors can use marketing or other tactics to win business.
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
Outlook: Impacts to and changes in global economic conditions are expected as the world economies recover from and react to the COVID-19 pandemic, adjust to changing supply chain conditions and disruptions, and react to the evolving war and geopolitical environment.
Supply chain disruptions continue as a result of several factors, including the pandemic lockdowns, shipping container shortages, labor shortages, war and other conflicts, and changes in global demand. We are specifically impacted by the global shortage of semiconductors and related electronic components. Our production schedules were disrupted because of supply shortages, and we experienced increased input costs in many areas including material, commodity, freight, and tariff costs. Personnel spend also increased throughout the 2022 fiscal year.
We have responded to input cost increases by increasing pricing, and we began quoting at the new price levels across the business areas in the third quarter of fiscal 2022. Certain areas will see additional increases at the beginning of fiscal 2023. We also use pricing policies and opportunity evaluations across markets to manage price levels. We will continue to monitor our supply chains and our marketplaces and adapt our pricing methodologies as we see appropriate.

Although we cannot predict the length or severity of these conditions, we expect continued disruptions in obtaining material, commodities, labor, and freight availability and an increase in inflation. We also expect impacts to the global economic conditions in reaction to the evolving war and geopolitical environment. Due to longer planning horizons and volatility in supply chains, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog, all likely creating a consumption of cash. We are also planning additional cash use for capital spending to grow our manufacturing capacity.

All of these conditions have and will continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs, and it is likely these conditions will have some negative impact in fiscal 2023. However, the full impact to our financial condition, results of operations and cash flows cannot be determined at this time.
In addition to the COVID-19 and supply chain impacts described above, the outlook and unique key growth drivers and challenges by our business units include the following:

Commercial Business Unit: Our customers who rely on advertising revenues for Out-of-Home ("OOH") advertising or who rely on customer foot-traffic to drive sales are beginning to increase their capital spending through the COVID-19 economic recovery. Businesses using our displays for self-promotion or on-premise advertising may have reduced budgets for the foreseeable future or choose to utilize displays as part of their recovery, both actions creating an impact to the Commercial near-term outlook.
Over the long-term, we believe growth in the Commercial business unit will result from a number of factors, including:
•Standard display product market growth due to market adoption and lower product costs, which drive marketplace expansion. Standard display products are used to attract or communicate with customers and potential customers of retail, commercial, and other establishments. Pricing and economic conditions are the principal factors that impact our success in this business unit. We utilize a reseller network to distribute our standard products.
•National accounts standard display market opportunities due to customers' desire to communicate their message, advertising and content consistently across the country. Increased demand is possible from national retailers, quick-serve restaurants, petroleum retailers, and other nationwide organizations.
•Additional standard display offerings using micro-LED designs.
•Increasing use of LED technologies replacing signage previously using LCD technology by existing and new customers.
•Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, shopping centers, cruise ships and Times Square type locations.
•New market adoption and expansion for use of LED in government and military and corporate campuses.
•Dynamic messaging systems demand growth due to market adoption and expanded use of this technology.
•The use of architectural lighting products for commercial buildings, which real estate owners use to add accents or effects to an entire side or circumference of a building to communicate messages or to decorate the building.
•The continued deployment of digital billboards as OOH advertising companies continue developing new sites and replacing digital billboards reaching end of life. This is dependent on no adverse changes occurring in the digital billboard regulatory environment restricting future billboard deployments, as well as maintaining our current market share in a business that is concentrated in a few large OOH companies.
•Replacement cycles within each of these areas.
Live Events Business Unit: During fiscal year 2022, as the restrictions on gathering started to decrease, more customers chose to invest or upgrade current audiovisual systems in their locations. Some live events customers took advantage of the downtime during the COVID-19 pandemic to build new or renovate existing arenas and sport stadiums. This created large orders being booked during fiscal year 2022 that are expected to be recognized as sales in future fiscal years.
Over the long-term, we believe growth in the Live Events business unit will result from a number of factors, including:
•Facilities spending more on larger display systems to enhance the game-day and event experience for attendees.
•Lower product costs, driving an expansion of the marketplace.
•Our product and service offerings, including additional micro-LED offerings which remain the most integrated and comprehensive offerings in the industry.
•The competitive nature of sports teams, which strive to out-perform their competitors with display systems.
•The desire for high-definition video displays, which typically drive larger displays or higher resolution displays, both of which increase the average transaction size.
•Dynamic messaging system needs throughout a sports facility.
•Increasing use of LED technologies replacing signage previously using LCD technology in and surrounding live events facilities.
•Replacement cycles within each of these areas.
High School Park and Recreation Business Unit: In the near-term, our customers are upgrading their equipment as the pandemic eases and advertising revenue is available.
Over the long-term, we believe growth in the High School Park and Recreation business unit will result from a number of factors, including:
•Increased demand for video systems in high schools as school districts realize the revenue generating potential of these displays compared to traditional scoreboards and these systems' ability to provide or enhance academic curriculum offerings for students.

•Increased demand for different types of displays and dynamic messaging systems, such as message centers at schools to communicate to students, parents and the broader community.
•Lower system costs driving the use of more sophisticated displays in school athletic facilities, such as large integrated video systems.
•Expanding control system options tailored for the markets' needs.
•Certain display requirements for sporting events.
Transportation Business Unit: Daktronics has experienced governmental agencies placing orders as a way to spend their allocated budgets for their fiscal years. In addition, the Infrastructure Investment and Jobs Act signed into law in November 2021, is expected to have a positive impact on all segments of United States transportation terminals and public transit facilities.
Over the long-term, we believe growth in the Transportation business unit will result from a number of factors, including:
•Increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.
•Effective use of the United States transportation infrastructure requires intelligent transportation systems. This growth is highly dependent on government spending, primarily by state and federal governments, along with the continuing acceptance of private/public partnerships as an alternative funding source.
•Expanded use of dynamic messaging systems for advertising and wayfinding use in public transport and airport terminals due to expanded market usage and displays, with LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.
International Business Unit: As most restrictions on gathering are reduced across geographies, more customers are choosing to invest in their digital needs.
Over the long-term, we believe growth in the International business unit will result from a number of factors, including:
•Achieving greater penetration in various geographies and building products more suited to individual markets. We continue to broaden our product offerings into the transportation segment in Europe and the Middle East.
•Continued focus on sports facility, spectacular-type, OOH advertising products, and architectural lighting market opportunities and the factors listed in each of the other business units to the extent they apply outside of the United States and Canada.
•Increasing interest in spectaculars, which include very large and sometimes highly customized displays as part of entertainment venues such as casinos, shopping centers, cruise ships and city-center locations.
•New market adoption and expansion of use of LED in government and military and corporate campuses.
•Additional opportunities exist with expanded market usage of LED technology due to price considerations, usage of LED technology replacing prior LCD installations and additional display offerings using micro-LEDs.
•Our product and service offerings, including additional micro-LED offerings which remain the most integrated and comprehensive offerings in the industry.
•Growing our reseller channels to promote our products and gain market share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are based upon, and should be read in conjunction with, our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.
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
As of April 30, 2022 and May 1, 2021, we had approximately $28.9 million and $26.0 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.
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

Net Sales
The following table shows information regarding net sales for the fiscal years ended April 30, 2022 and May 1, 2021:

	Year Ended
(in thousands)	April 30, 2022	May 1, 2021	Dollar Change	Percent Change
Net Sales:
Commercial	$154,211	$127,300	$26,911	21.1%
Live Events	199,106	143,049	56,057	39.2
High School Park and Recreation	111,816	91,557	20,259	22.1
Transportation	62,707	58,284	4,423	7.6
International	83,130	61,843	21,287	34.4
	$610,970	$482,033	$128,937	26.7%
Orders:
Commercial	$192,917	$138,878	$54,039	38.9%
Live Events	313,940	157,177	156,763	99.7
High School Park and Recreation	156,305	94,292	62,013	65.8
Transportation	77,993	49,696	28,297	56.9
International	104,916	75,841	29,075	38.3
	$846,071	$515,884	$330,187	64.0%
Fiscal Year 2022 as compared to Fiscal Year 2021
During fiscal year 2022, sales and orders increased, as demand was up across all markets compared to fiscal 2021 as the world economies recovered from the economic downturn caused by the COVID-19 pandemic. We reached record order levels because of the recovery, multi-million dollar orders for sport facilities, and bulk orders for OOH displays. These orders are in the Live Events, Commercial, and International business segments.

Net sales during fiscal year 2022 increased due to the conversion of the higher order volume. Throughout the year however, material supply and labor shortages created an increase in lead times, extending the timing of converting some orders to sales.
Commercial: The increase in net sales for fiscal 2022 compared to fiscal 2021 was primarily due to an increase in OOH niche and spectaculars orders. Fiscal 2021 had an overall low market activity in these two particular niches due to the pandemic, and their recovery was strong.
The increase in orders for fiscal 2022 compared to fiscal 2021 was primarily due to overall higher market activity in all commercial niches.
We continue to see increased adoption of video solutions in our Commercial business unit marketplace. Depending on the duration of the current economic conditions, we see opportunities for orders and sales over the coming years in our OOH, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, releases of new solutions, additional distribution methods, and increased market size due to the decline of digital pricing over the years as well as the desire for higher resolution technology. Due to a number of factors, such as the discretionary nature of customers committing to a system, economic dependencies, regulatory environments, competitive factors, and supply chain constraints, it is difficult to predict orders and net sales for fiscal 2023. We expect growth in the Commercial business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.
Live Events: The increase in net sales and orders for fiscal 2022 compared to fiscal 2021 was primarily due to high demand for upgraded or new solutions for arenas, university venues, and sports stadiums. This increase was due to the economic recovery from the COVID-19 pandemic, several large projects including in the bowl and other immersive displays through the sports facilities, and replacement orders due to systems' ages. Bookings of large multi-million dollar projects also contributed to the order increases and a record order year for Live Events.
We continue to see ongoing interest from venues at all levels in increasing the size and capabilities of their display systems and in the usage of dynamic messaging systems throughout their facilities in our Live Events business unit marketplace. A number of factors, such as the discretionary nature of customers committing to upgrade systems, long replacement cycles, the limited number of large custom projects, competitive factors, and the uncertainty of the overall impact of supply chain constraints, make forecasting fiscal 2023 orders and net sales difficult. We expect this business unit's size to remain stable over the long-term, assuming favorable economic condition, and success in maintaining market share by counteracting competitive pressures.
High School Park and Recreation: The increase in net sales and orders for fiscal 2022 compared to fiscal 2021 was primarily due to higher market activity as schools are upgrading to video equipment systems and have COVID-19 related funding to invest in their facilities.
We expect larger video systems and our classic scoring and message centers to remain in demand in fiscal 2023, primarily in high school facilities, which benefit from our sports marketing services that generate advertising revenue to fund the display systems and because of schools' desire to communicate with students and parents using these systems. Some growth is also expected for regulatory requirements of certain display types for sports events. Several factors, such as the potential reduction in the availability of advertising revenues, the discretionary nature of customers committing to upgrade systems, replacement cycles, competitive factors, and the uncertainty of the overall impact of supply chain constraints, make forecasting fiscal 2023 orders and net sales difficult. We expect growth in this business unit over the long-term, assuming favorable economic conditions.
Transportation: The increase in net sales and orders for fiscal 2022 compared to fiscal 2021 was primarily due to pent up demand from fiscal 2021 for Intelligent Transportation Systems ("ITS") which had been delayed due to the COVID-19 pandemic.
Several factors, such as transportation funding, the competitive environment, customer delivery changes, and the uncertainty of the impacts of supply chain constraints, make forecasting orders and net sales difficult for fiscal 2023. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and wayfinding use in public transport and airport terminals continue to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.
International: The increase in net sales and orders for fiscal 2022 compared to fiscal 2021 was primarily due to the economic recovery from the COVID-19 pandemic in OOH, transportation, and sport stadium projects.
We expect demand for larger video systems for commercial and sports applications, indoor and outdoor OOH applications, and transportation applications to remain strong over the long-term. Macroeconomic factors, the discretionary nature of customers committing to new systems or replacements, the pace of market growth, and the uncertainty of the impacts of the supply chain constraints, may impact order bookings and timing, making it difficult to predict order and sales levels for fiscal 2023. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share, continue to enhance our tailored portfolio of product and control solution offerings, invest in additional distribution methods, and expect the trend of increased use and adoption of our technology globally to continue.

Gross Profit and Contribution Margin

	Year Ended
	April 30, 2022		May 1, 2021
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$31,851	20.7%	$33,072	26.0%
Live Events	21,787	10.9	24,397	17.1
High School Park and Recreation	35,477	31.7	31,472	34.4
Transportation	18,172	29.0	20,329	34.9
International	9,410	11.3	11,313	18.3
	$116,697	19.1%	$120,583	25.0%
Fiscal Year 2022 as compared to Fiscal Year 2021
The decline in gross profit percentage in fiscal 2022 is primarily related to the ongoing supply chain disruptions and inflationary challenges in materials, freight, tariff, and personnel related costs; the difference in sales mix between periods; other factors experienced during fiscal 2021 which had a positive impact on fiscal 2021 margins; and an increase in warranty expense in fiscal 2022. Total warranty expense as a percent of sales increased to 1.9 percent for fiscal 2022 as compared to 1.4 percent during fiscal 2021.
Factors impacting the gross profit in fiscal 2021 included the positive $2.1 million litigation claim reversal in the High School Park and Recreation business unit and $1.8 million of COVID relief governmental subsidies offset by $2.8 million of severance costs to reduce our workforce to adjust to the impacts of the COVID-19 pandemic. In addition, we earned a higher rate of gross profit on our service agreements in fiscal 2021 due to reduced stand ready services conducted during the year because of the pandemic. During fiscal year 2022, we had more large project sales which generally have lower gross profit because of their competitive nature.
It is difficult to project gross profit levels for fiscal 2023 because of the uncertainty regarding the level of sales, the sales mix, price strategy and timing of sales generation, the COVID-19 impact, potential inflation and the availability of materials, labor, and freight, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include selectively increasing pricing, releasing new product designs to lower overall costs of the product; improving reliability to reduce warranty expenses; expanding our global capacity and planning; meeting customer solution expectations; and continued improvements in operational effectiveness in manufacturing, installation, and service delivery areas. Cost reductions made during the pandemic vary in permanency and may not be sustainable in future periods as orders and sales volumes recover.

	Year Ended
	April 30, 2022				May 1, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$16,073	10.4%	$(2,903)	(15.3)%	$18,976	14.9%
Live Events	11,903	6.0	(3,295)	(21.7)	15,198	10.6
High School Park and Recreation	23,587	21.1	2,178	10.2	21,409	23.4
Transportation	14,553	23.2	(2,695)	(15.6)	17,248	29.6
International	(494)	(0.6)	403	(44.9)	(897)	(1.5)
	$65,622	10.7%	$(6,312)	(8.8)%	$71,934	14.9%

Fiscal Year 2022 as compared to Fiscal Year 2021
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
Contribution margin in fiscal 2022 was impacted by the previously discussed sales levels and impacts on gross profit, as well as a 5.0% increase in selling expenses in fiscal 2022 compared to fiscal 2021.
Since the beginning of fiscal 2022, we have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. During fiscal 2021, we had lowered overall staffing and furloughed employees to achieve lower operating costs to align with the uncertainties created by the COVID-19 pandemic. These fiscal 2021 savings were partially offset by a $1.4 million increase in bad debt expenses.
Reconciliation from non-GAAP contribution margin to operating income (loss) GAAP measure is as follows:

	Year Ended
	April 30, 2022				May 1, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$65,622	10.7%	$(6,312)	(8.8)%	$71,934	14.9%
General and administrative	32,563	5.3	4,583	16.4	27,980	5.8
Product design and development	29,013	4.7	2,167	8.1	26,846	5.6
Operating income	$4,046	0.7%	$(13,062)	(76.4)%	$17,108	3.5%
Fiscal Year 2022 as compared to Fiscal Year 2021
General and administrative expenses for fiscal 2022 increased as compared to the same period one year ago primarily due to increases in personnel related expenses.
We expect general and administrative expenses to increase for fiscal 2023 as compared to fiscal 2022 as labor rates continue to rise and further increase in personnel may be needed to keep up with the increased demand.
Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments. Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.
Product design and development expenses in fiscal 2022 increased as compared to fiscal 2021 primarily due to an increase in personnel related expenses.
We expect product design and development expenses to increase for fiscal 2023 as compared to fiscal 2022 due to continued increases in labor costs. We will continue to actively invest in new technologies.

Other Income and Expenses

	Year Ended
	April 30, 2022				May 1, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest income (expense), net	$171	—%	$236	(363.1)%	$(65)	—%
Other expense, net	$(3,109)	(0.5)%	$(126)	4.2%	$(2,983)	(0.6)%
Fiscal Year 2022 as compared to Fiscal Year 2021
The change in interest (expense) income, net for fiscal 2022 as compared to fiscal 2021 was primarily due to the change in investment levels and interest expense for our drawings on the line of credit.
Other expense, net: The change in other income and expense, net for fiscal 2022 as compared to fiscal 2021, was primarily due to a $0.6 million increase in losses from affiliates accounted for under the equity method of accounting.
Income Taxes
Our effective tax rate was approximately 46.6 percent for fiscal year 2022. The effective income tax rate for fiscal 2022 was impacted due to tax benefits from permanent tax credits offset by valuation allowances as well as other various permanent tax adjustments and state taxes with additional expense for prior year provision to return adjustments.
Our fiscal 2021 effective tax rate was approximately 22.3 percent resulting from the tax benefit of permanent tax credits and previous year provision to return adjustments offset by valuation allowances as well as other various permanent tax adjustments and state taxes.
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
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	April 30, 2022	May 1, 2021	Dollar Change
Net cash (used in) provided by:
Operating activities	$(27,035)	$66,212	$(93,247)
Investing activities	(31,384)	(10,221)	(21,163)
Financing activities	(3,576)	(15,585)	12,009
Effect of exchange rate changes on cash	(399)	(416)	17
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,394)	$39,990	$(102,384)

Cash decreased by $62.4 million in fiscal 2022 as compared to an increase of $40.0 million in fiscal 2021. Operating assets and liabilities decreased cash flow by $45.4 million during fiscal 2022 as the business expanded compared to a $31.7 million increase in cash flow during fiscal 2021 as the business contracted and management conserved the Company's cash.
Net cash used in operating activities: Net cash used in operating activities was $27.0 million for fiscal 2022 compared to $66.2 million net cash provided by operating activities in fiscal 2021. The $93.2 million decrease in cash from operating activities was primarily the result of changes in net operating assets and liabilities and a decrease of $10.3 million in net income. For specific quantitative changes in operating assets and liabilities, see "Note 13. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Net cash used in investing activities: Net cash used in investing activities totaled $31.4 million for fiscal 2022 compared to $10.2 million in fiscal 2021. Purchases of property and equipment totaled $20.4 million in fiscal 2022 compared to $7.9 million in fiscal 2021. Proceeds from the sales of property and equipment totaled $0.9 million in fiscal 2022 compared to $3.2 million in fiscal 2021. Purchase of marketable securities totaled $4.0 million in fiscal 2022 compared to no purchases of marketable securities in fiscal 2021.
Net cash used in financing activities: Net cash used in financing activities was $3.6 million for fiscal 2022 compared to $15.6 million in fiscal 2021. During fiscal 2021, we paid $15.0 million on notes payable. During fiscal 2021, there were no share repurchases compared to $3.2 million of share repurchases in fiscal 2022.
Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, profitability, capital spending, investments in affiliates, repurchases of stock and dividend payments impact our liquidity.
Working capital was $103.9 million at April 30, 2022 and $118.4 million at May 1, 2021. The changes in working capital, particularly changes in accounts receivable, accounts payable, inventory, and contract assets and liabilities, and the sports market seasonality, can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months or more depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect to use cash in operations as our business returns and exceeds pre-pandemic levels.
We had $7.1 million of retainage on long-term contracts included in receivables and contract assets as of April 30, 2022, which has an impact on our liquidity. We expect to collect these amounts within one year.
We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. At April 30, 2022, we had $88.3 million of bonded work outstanding against this line.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We projected capital expenditures to be approximately $30 million for fiscal 2023. Projected capital expenditures include manufacturing equipment for new or enhanced product production, expanded capacity, investments in quality and reliability equipment, and continued information infrastructure investments.
The Board of Directors authorized reinstatement of the share repurchase program in December of 2021. Shares may be repurchased from time to time in open market purchases, private transactions or other transactions. The timing, volume, and nature of share repurchases will be at the sole discretion of management and will be dependent on market conditions, applicable securities laws and other factors, and share repurchases may be suspended or discontinued at any time.
The Board of Directors suspended dividends during fiscal 2020 as part of our cash conservation measures through the pandemic. The timing and future reinstatement of dividends is at the discretion of the Board of Directors. Future dividends are also impacted by the limitations imposed in our credit facility.
We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect to continue to have disruptions from our supply chain and logistics. Due to longer planning horizons and volatility in supply chains, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill backlog. We also plan to use cash for capital spending to grow our manufacturing capacity. When cash is needed, we expect to use borrowings under our bank credit agreement. As of April 30, 2022, we were in compliance with all applicable bank loan covenants. For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, or other currencies. For fiscal 2022, 15.9 percent of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
If we believe currency risk in any foreign location or with respect to specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. The notional amount of the foreign currency agreements as of April 30, 2022 was $11.3 million, and all contracts mature within ten months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 15. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.8 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $17.1 million in cash balances at April 30, 2022, $11.7 million were denominated in U.S. dollars, of which $3.9 million were held by our foreign subsidiaries. As of April 30, 2022, we had an additional $5.4 million in cash balances denominated in foreign currencies, of which $4.7 million were maintained in accounts of our foreign subsidiaries.
Interest Rate Risks
Our exposure to market risks relate primarily to changes in interest rates on cash and marketable securities. We do not expect our income or cash flows to be significantly impacted by interest rates.
Commodity Risk
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results have been and could continue to be affected by changes in the availability, prices, and global tariff regulation of these materials. Some of these materials are sourced from one or a limited number of suppliers in countries around the world. Some of these materials are also key source materials for our competitors and for other technology companies. Some of these materials are sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could adversely impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and material groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. Over the years, we have been impacted by the factors noted. During late fiscal 2021 and through fiscal 2022, supply chain disruptions began to emerge because of the COVID-19 pandemic, shipping container shortages, and the changes in global demand. Specifically, we are impacted by the global inflation and shortage of semiconductors and related electronic components, other materials needed for production, and freight. We are unable to predict the supply chain recovery or the impact to our business.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Daktronics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Daktronics, Inc and subsidiaries (the "Company") as of April 30, 2022 and May 1, 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows, for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and May 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
•We tested the effectiveness of controls over uniquely configured contracts, including management’s controls over the estimates of total costs.
•We selected a sample of uniquely configured contracts and performed the following:
•Compared costs incurred to date to the costs management estimated to be incurred to date.
•Evaluated management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers and engineers, and compared the estimates to management’s work plans, engineering specifications, and supplier contracts.
•Confirmed contractual terms with third parties.
•Tested the mathematical accuracy of management’s estimate of total costs.
•We evaluated management’s ability to accurately estimate total costs by comparing actual costs to management’s historical estimates for uniquely configured contracts that have been fulfilled.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 16, 2022

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2022	May 1, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,143	$77,590
Restricted cash	865	2,812
Marketable securities	4,020	—
Accounts receivable, net	101,099	67,808
Inventories	134,392	74,356
Contract assets	41,687	32,799
Current maturities of long-term receivables	2,798	1,462
Prepaid expenses and other current assets	14,963	7,445
Income tax receivables	603	731
Total current assets	317,570	265,003

Property and equipment, net	66,765	58,682
Long-term receivables, less current maturities	1,490	1,635
Goodwill	7,927	8,414
Intangibles, net	1,472	2,083
Investment in affiliates and other assets	32,321	27,403
Deferred income taxes	13,331	11,944
TOTAL ASSETS	$440,876	$375,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,313	$40,251
Contract liabilities	90,393	64,495
Accrued expenses	34,959	30,672
Warranty obligations	11,621	10,464
Income taxes payable	408	738
Total current liabilities	213,694	146,620

Long-term warranty obligations	17,257	15,496
Long-term contract liabilities	10,998	10,720
Other long-term obligations	6,599	7,816
Long-term income tax payable	477	548
Deferred income taxes	287	410
Total long-term liabilities	35,618	34,990

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 115,000,000 shares; 46,733,544 and 46,264,576 shares issued at April 30, 2022 and May 1, 2021, respectively	61,794	60,575
Additional paid-in capital	48,372	46,595
Retained earnings	96,608	96,016
Treasury stock, at cost, 1,907,445 and 1,297,409 shares at April 30, 2022 and May 1, 2021, respectively	(10,285)	(7,297)
Accumulated other comprehensive loss	(4,925)	(2,335)
TOTAL SHAREHOLDERS' EQUITY	191,564	193,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$440,876	$375,164
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Net sales	$610,970	$482,033	$608,932
Cost of sales	494,273	361,450	470,232
Gross profit	116,697	120,583	138,700

Operating expenses:
Selling	51,075	48,649	65,902
General and administrative	32,563	27,980	35,193
Product design and development	29,013	26,846	37,772
	112,651	103,475	138,867
Operating income (loss)	4,046	17,108	(167)

Nonoperating income (expense):
Interest income (expense), net	171	(65)	699
Other expense, net	(3,109)	(2,983)	(541)

Income (loss) before income taxes	1,108	14,060	(9)
Income tax expense (benefit)	516	3,134	(500)
Net income	$592	$10,926	$491

Weighted average shares outstanding:
Basic	45,188	44,989	45,031
Diluted	45,326	45,202	45,316

Earnings per share:
Basic	$0.01	$0.24	$0.01
Diluted	$0.01	$0.24	$0.01
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(in thousands)

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020

Net income	$592	$10,926	$491

Other comprehensive (loss) income:
Cumulative translation adjustments	(2,556)	2,942	(965)
Unrealized (loss) gain on available-for-sale securities, net of tax	(34)	—	44
Total other comprehensive (loss) income, net of tax	(2,590)	2,942	(921)
Comprehensive (loss) income	$(1,998)	$13,868	$(430)
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2019:	$57,699	$42,561	$93,593	$(1,834)	$(4,356)	$187,663
Net income	—	—	491	—	—	491
Cumulative translation adjustments	—	—	—	—	(965)	(965)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	44	44
Share-based compensation	—	2,265	—	—	—	2,265
Tax payments related to RSU issuances	—	(199)	—	—	—	(199)
Employee savings plan activity	2,311	—	—	—	—	2,311
Dividends paid ($0.20 per share)	—	—	(8,994)	—	—	(8,994)
Treasury stock purchase	—	—	—	(5,636)	—	(5,636)
Balance as of May 2, 2020:	60,010	44,627	85,090	(7,470)	(5,277)	176,980
Net income	—	—	10,926	—	—	10,926
Cumulative translation adjustments	—	—	—	—	2,942	2,942
Share-based compensation	—	2,067	—	—	—	2,067
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Employee savings plan activity	565	—	—	—	—	565
Treasury stock reissued	—	26	—	173	—	199
Balance as of May 1, 2021:	60,575	46,595	96,016	(7,297)	(2,335)	193,554
Net income	—	—	592	—	—	592
Cumulative translation adjustments	—	—	—	—	(2,556)	(2,556)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(34)	(34)
Share-based compensation	—	1,973	—	—	—	1,973
Exercise of stock options	8	—	—	—	—	8
Tax payments related to RSU issuances	—	(200)	—	—	—	(200)
Employee savings plan activity	1,211	—	—	—	—	1,211
Treasury stock purchase	—	—	—	(3,184)	—	(3,184)
Treasury stock reissued	—	4	—	196	—	200
Balance as of April 30, 2022:	$61,794	$48,372	$96,608	$(10,285)	$(4,925)	$191,564
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$592	$10,926	$491
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	15,394	17,077	17,718
Gain on sale of property, equipment and other assets	(743)	(572)	(35)
Share-based compensation	1,973	2,067	2,265
Equity in loss of affiliates	2,970	2,370	741
Provision for doubtful accounts, net of recovery	(286)	1,299	(99)
Deferred income taxes, net	(1,555)	1,314	(2,183)
Change in operating assets and liabilities	(45,380)	31,731	(8,090)
Net cash (used)/provided by operating activities	(27,035)	66,212	10,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,376)	(7,891)	(18,091)
Proceeds from sales of property, equipment and other assets	885	3,184	322
Purchases of marketable securities	(4,045)	—	—
Proceeds from sales or maturities of marketable securities	—	1,230	25,162
Purchases of and loans to equity investees	(7,848)	(6,744)	(11,664)
Net cash used in investing activities	(31,384)	(10,221)	(4,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	46,801	—	15,000
Payments on notes payable	(46,801)	(15,000)	—
Principal payments on long-term obligations	(200)	(460)	(2,149)
Dividends paid	—	—	(8,994)
Proceeds from exercise of stock options	8	—	—
Payments for common shares repurchased	(3,184)	—	(5,636)
Tax payments related to RSU issuances	(200)	(125)	(199)
Net cash used in financing activities	(3,576)	(15,585)	(1,978)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(399)	(416)	111
NET (DECREASE)/ INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(62,394)	39,990	4,670

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	80,402	40,412	35,742
End of period	$18,008	$80,402	$40,412
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
Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 30, 2022 and May 1, 2021 contained operating results for 52 weeks, while the fiscal year ended May 2, 2020 contained operating results for 53 weeks.
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
The aggregate amount of our investments in affiliates accounted for under the equity method was $16,916 and $19,887 as of April 30, 2022 and May 1, 2021 respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the fiscal years 2022, 2021 and 2020, our share of the losses of our affiliates was $2,970, $2,370 and $741, respectively. During fiscal 2022, we purchased $7,488 of convertible notes (“Notes”) which are included in the “Investment in affiliates and other assets" and "Current maturities of long-term receivables" line items in our consolidated balance sheet. There were no convertible notes as of May 1, 2021.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for fiscal year 2022, 2021 and 2020 was $1,520, $460, and $1,113, respectively, which is included in the "Product design and development" line item in our consolidated statement of operations, and for fiscal 2022, $296 of this remains unpaid and is included in the "Accounts payable " line item in our consolidated balance sheet. Fiscal 2021 had $470 unpaid and included in the "Accounts payable" line item in our consolidated balance sheet.

Summarized financial information for equity method investments consist of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Balance sheet data:
Current assets	$6,672	$7,534	$10,593
Non-current assets	4,491	4,637	4,266
Current liabilities	13,938	2,807	2,755
Non-current liabilities	1,738	1,793	4,086
Income statement data:
Net loss	$(11,928)	$(13,436)	$(1,383)
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation and determining, the allowance for doubtful accounts, share-based compensation, goodwill impairment, and extended warranty and product maintenance agreements. Changes in estimates are reflected in the periods in which they become known.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the totals of the same amounts shown in the consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	April 30, 2022	May 1, 2021	May 2, 2020
Cash and cash equivalents	$17,143	$77,590	$40,398
Restricted cash	865	2,812	14
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$18,008	$80,402	$40,412
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
Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $117 and $492 as of April 30, 2022 and May 1, 2021, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.
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

Significant judgments and estimates are used in our revenue policies. In order to assure appropriate and consistent revenue recognition, we regularly evaluate available project related information and update estimates accordingly. We maintain internal policies and procedures to provide guidance for those involved in recording revenue. We monitor for changes in our business sales practices and customer interactions to capture the appropriate types of performance obligations and adjust for any change in control terms and conditions.
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
A qualitative assessment may be used to first determine whether it is "more likely than not" that the fair value of a reporting unit is less its carrying value. Based on this assessment, if it is determined that is more likely than not that impairment has occurred, a quantitative analysis will be performed. The quantitative assessment uses an income approach to estimate the fair value of each reporting unit. The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions and takes into account management plans, business trends, and market and economic conditions. If the quantitative assessment of good impairment fails, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.
We completed our annual impairment analysis during the third quarter of fiscal 2022, utilizing a quantitative approach. Based on the outcome of that analysis, goodwill was not impaired.
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
Comprehensive income (loss): We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components, and disclose these components in the consolidated statements of comprehensive income. Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The foreign currency translation adjustment included in the comprehensive income (loss) calculation has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.
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
The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020:

	Net income	Shares	Per share income
For the year ended April 30, 2022:
Basic earnings per share	$592	45,188	$0.01
Dilution associated with stock compensation plans	—	138	—
Diluted earnings per share	$592	45,326	$0.01
For the year ended May 1, 2021:
Basic earnings per share	$10,926	44,989	$0.24
Dilution associated with stock compensation plans	—	213	—
Diluted earnings per share	$10,926	45,202	$0.24
For the year ended May 2, 2020:
Basic earnings per share	$491	45,031	$0.01
Dilution associated with stock compensation plans	—	285	—
Diluted earnings per share	$491	45,316	$0.01
Options outstanding to purchase 1,846, 2,262 and 2,198 shares of common stock with a weighted average exercise price of $9.15, $9.11 and $9.95 for the fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
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

We anticipate needing to utilize a portion of our line of credit which was recently extended to April 2025 to help with our continued investment in capacity to meet our expanding demand. We believe it is probable our existing cash balances and future actions will be sufficient to fund our normal business operations over the next twelve months from the date of this filing.

We received governmental wage subsidies from various governmental programs related to COVID-19 implications of $293 and $1,757 during the fiscal years 2022 and 2021, respectively and recorded the subsidies as a reduction of compensation expense, most of it is included in the "Costs of sales" line item in our consolidated statements of operations. We also have elected to defer payments of the employer portion of social security taxes during the payroll tax deferral period, which ended on December 31, 2020. As of April 30, 2022, the total amount of such deferral was $2,633, which is included in the "Accrued expenses" line item in our consolidated balance sheet. Per the terms of the deferral program, the total amount is due on December 31, 2022.
Recent Accounting Pronouncements
Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-03, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement and recognition of credit impairment for certain financial assets. ASU 2016-03 improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, ASU 2016-03 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted ASU 2016-03 and its related guidance during the first quarter of fiscal 2021, and the adoption did not have a material impact on our consolidated financial statements.

We estimate an allowance for doubtful accounts using a loss rate method. We measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

	Year Ended
	April 30, 2022	May 1, 2021
Balance as of Balance at beginning of year	$3,942	$2,828
Charged to costs and expenses	2,083	3,318
Deductions (1)	(3,271)	(2,204)
Balance as of Balance at end of year	$2,754	$3,942
(1) Includes account collections and write offs
There have been no significant ASUs issued that we adopted during the fiscal year ended April 30, 2022.
Accounting Standards Not Yet Adopted
In November 2021, FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance ("ASU 2021-10"), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions covered by ASU 2021-10, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, which for us is the first quarter of fiscal 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-10 to have a material impact on future disclosures.
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

The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,849	$144,095	$20,175	$38,843	$32,658	$256,620
Limited configuration	118,308	30,181	88,162	21,370	43,029	301,050
Service and other	15,054	24,830	3,479	2,494	7,443	53,300
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970
Timing of revenue recognition
Goods/services transferred at a point in time	$120,776	$37,229	$82,678	$22,088	$45,036	$307,807
Goods/services transferred over time	33,435	161,877	29,138	40,619	38,094	303,163
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970

	Fiscal Year 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$16,535	$104,682	$22,258	$36,398	$22,266	$202,139
Limited configuration	96,420	18,679	66,697	19,690	32,583	234,069
Service and other	14,345	19,688	2,602	2,196	6,994	45,825
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033
Timing of revenue recognition
Goods/services transferred at a point in time	$98,243	$23,906	$60,859	$20,180	$34,388	$237,576
Goods/services transferred over time	29,057	119,143	30,698	38,104	27,455	244,457
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033

	Fiscal Year 2020
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$35,212	$140,044	$19,176	$43,519	$40,454	$278,405
Limited configuration	102,847	31,897	74,266	24,588	45,626	279,224
Service and other	14,568	24,650	2,972	2,032	7,081	51,303
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932
Timing of revenue recognition
Goods/services transferred at a point in time	$105,096	$39,521	$68,582	$25,157	$47,345	$285,701
Goods/services transferred over time	47,531	157,070	27,832	44,982	45,816	323,231
	$152,627	$196,591	$96,414	$70,139	$93,161	$608,932
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
The following table reflects the balances and changes in our contract assets and liabilities:

	April 30, 2022	May 1, 2021
Contract assets	$41,687	$32,799
Contract liabilities - current	90,393	64,495
Contract liabilities - non-current	10,998	10,720
The changes in our contract assets and contract liabilities from May 1, 2021 to April 30, 2022 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no material impairments of contract assets for fiscal 2022.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

	April 30, 2022	May 1, 2021
Balance at beginning of year	$24,590	$24,490
New contracts sold	42,619	35,623
Less: reductions for revenue recognized	(40,614)	(36,723)
Foreign currency translation and other	(249)	1,200
Balance at end of year	$26,346	$24,590

As of April 30, 2022 and May 1, 2021, our contracts in progress that were identified as loss contracts were immaterial. For these contracts, the provision for losses are included in the "Accrued expenses" line item in our consolidated balance sheets.
During fiscal 2022, we recognized revenue of $53,241 related to our contract liabilities as of May 1, 2021.
Remaining performance obligations
As of April 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $533,340. We expect approximately $452,289 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at April 30, 2022 are $471,589 and $61,751, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.
Note 3. Segment Reporting
We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our business units. Separate financial information is available and regularly evaluated by our chief operating decision-maker (CODM), who is our president and chief executive officer, in making resource allocation decisions for our segments. Our CODM evaluates segment performance according to the GAAP measure of gross profit.
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
Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated. Our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies." Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales. Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures in the segment analysis.
We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Net sales:
Commercial	$154,211	$127,300	$152,627
Live Events	199,106	143,049	196,591
High School Park and Recreation	111,816	91,557	96,414
Transportation	62,707	58,284	70,139
International	83,130	61,843	93,161
Total company net sales	610,970	482,033	608,932

Gross profit:
Commercial	31,851	33,072	29,246
Live Events	21,787	24,397	39,518
High School Park and Recreation	35,477	31,472	28,874
Transportation	18,172	20,329	23,910
International	9,410	11,313	17,152
	116,697	120,583	138,700

Operating expenses
Selling	51,075	48,649	65,902
General and administrative	32,563	27,980	35,193
Product design and development	29,013	26,846	37,772
	112,651	103,475	138,867
Operating income (loss)	4,046	17,108	(167)

Nonoperating income (expense):
Interest income (expense), net	171	(65)	699
Other expense, net	(3,109)	(2,983)	(541)
Income (loss) before income taxes	$1,108	$14,060	$(9)

Depreciation and amortization:
Commercial	$2,677	$3,037	$3,682
Live Events	5,238	5,798	5,605
High School Park and Recreation	1,420	1,942	2,025
Transportation	551	979	1,029
International	2,796	2,887	2,460
Unallocated corporate depreciation	2,712	2,434	2,917
	$15,394	$17,077	$17,718

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Net sales:
United States	$513,740	$413,211	$504,931
Outside United States	97,230	68,822	104,001
	$610,970	$482,033	$608,932
Property and equipment, net of accumulated depreciation:
United States	$58,643	$50,130	$58,422
Outside United States	8,122	8,552	9,062
	$66,765	$58,682	$67,484
We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10% or more of net sales; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.
We have numerous raw material and component suppliers, and no supplier accounts for 10% or more of our cost of sales; however, we have a number of single-source and limited-source suppliers that could limit our supply or cause delays in obtaining raw material and components needed in manufacturing.
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 30, 2022 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of May 1, 2021:	$2,313	$3,464	$84	$2,553	$8,414
Foreign currency translation	(17)	(115)	(16)	(339)	(487)
Balance as of April 30, 2022:	$2,296	$3,349	$68	$2,214	$7,927
We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year, based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test and concluded no goodwill impairment existed for fiscal years 2022, 2021, and 2020.

Intangible Assets
The following table summarizes intangible assets, net, as of April 30, 2022 and May 1, 2021:

	April 30, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$639	$233	$406
Software	3.0	2,984	2,984	—
Customer relationships	10.0	2,853	1,787	1,066
Other	1.0	101	101	—
Total	7.6	$6,577	$5,105	$1,472

	May 1, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	19.4	$738	$246	$492
Software	3.0	6,606	6,412	194
Customer relationships	10.0	2,984	1,588	1,396
Other	1.5	132	131	1
Total	6.1	$10,460	$8,377	$2,083
In the fiscal years 2022, 2021, and 2020, amortization expense was $504, $1,502, and $1,498, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statements of operations. Intangible assets are written off when fully amortized.
As of April 30, 2022, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2023	$300
2024	300
2025	300
2026	266
2027	36
Thereafter	270
Total expected amortization expense	$1,472
Note 5. Selected Financial Statement Data
Inventories consisted of the following:

	April 30, 2022	May 1, 2021
Raw materials	$71,410	$29,913
Work-in-process	14,238	9,948
Finished goods	48,744	34,495
	$134,392	$74,356

Property and equipment, net consisted of the following:

	April 30, 2022	May 1, 2021
Land	$1,899	$1,924
Buildings	69,170	69,608
Machinery and equipment	110,079	98,451
Office furniture and equipment	4,098	4,103
Computer software and hardware	46,922	44,851
Construction in Process	5,792	—
Demonstration equipment	7,260	7,186
Transportation equipment	7,065	7,264
	252,285	233,387
Less accumulated depreciation	185,520	174,705
	$66,765	$58,682
Our depreciation expense was $14,890, $15,575, and $16,230 for the fiscal years 2022, 2021, and 2020, respectively.
Accrued expenses consisted of the following:

	April 30, 2022	May 1, 2021
Compensation	$15,944	$13,079
Taxes, other than income taxes	6,741	5,888
Accrued employee benefits	3,227	2,174
Operating lease liabilities	2,309	1,881
Short-term accrued expenses	6,738	7,455
Acquisition-related contingency consideration	—	195
	$34,959	$30,672
Other (expense) income, net consisted of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Foreign currency transaction (losses) gains	$(227)	$(675)	$207
Equity in losses of affiliates	(2,970)	(2,370)	(741)
Other	88	62	(7)
	$(3,109)	$(2,983)	$(541)
Note 6. Receivables
We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for doubtful accounts of $2,754 and $3,942 at April 30, 2022 and May 1, 2021, respectively. Included in accounts receivable as of April 30, 2022 and May 1, 2021 was $1,834 and $660, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.
In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $4,288 and $3,097 as of April 30, 2022 and May 1, 2021, respectively. Contract receivables bearing annual interest rates of 0.0 to 9.0 percent are due in varying annual installments through November 2025. The face value of long-term receivables was $4,364 as of April 30, 2022 and $3,438 as of May 1, 2021.
Note 7. Financing Agreements
We have a credit agreement with a bank which provides for a $35,000, line of credit and allows up to $20,000 for commercial and standby letters of credit. The bank has a security interest in certain assets located in the United States. The interest rate on the line of credit ranges from the secured overnight financing rate ("SOFR") plus 75 basis points to SOFR plus 125 basis points depending on certain ratios. The line of credit was renewed on April 29, 2022, and the maturity date of our credit agreement and related revolving bank note is April 29, 2025.
The credit agreement and amendments to the credit agreement require us to be in compliance with certain financial ratios, including a covenant to maintain the ratio of interest-bearing debt to earnings before income taxes, depreciation, and amortization of less than 2.5, and other covenants. The credit agreement and amendments to the credit agreement also contain customary events of default, including the failure to comply with covenants, the failure to pay or discharge material judgments and taxes, bankruptcy, the failure to pay loans and fees, and experiencing a change of control. The occurrence of an event of default by us would permit the lenders to terminate their commitments and accelerate repayment of the loans, foreclose on the collateral for the loans, and require collateralization of outstanding letters of credit.
As of April 30, 2022, there were no advances under the loan portion of the line of credit, and the balance of the letters of credit outstanding was approximately $4,669. As of April 30, 2022, $30,331 of the credit facility was available for borrowing.
As of April 30, 2022, we had $715 of bank guarantees or other financial instruments for display installations issued by another bank and secured by a restricted cash deposit. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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
During fiscal 2021, we had no repurchases of shares of our outstanding common stock. During fiscal 2022 and 2020, we repurchased 641 and 1,039, respectively, shares of common stock at a total cost of $3,184 and $5,636, respectively. As of April 30, 2022, we had $29,355 of remaining capacity under our current share repurchase program.
Note 9. Leases
We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from one to five years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease for our facility in Sioux Falls, South Dakota has a purchase option. We do not have any financing leases.
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
Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2022, the amount of the operating lease cost included in cost of sales and operating expenses in the consolidated statements of operations was $2,425 and $870, respectively, as compared to $2,241 and $977, respectively, in fiscal year 2021; and $2,325 and $1,116, respectively, in fiscal year 2020. Operating lease cost includes short-term leases, which are immaterial.
As of April 30, 2022, the weighted average remaining lease term and discount rate related to operating leases was 3.6 years and 2.4 percent as compared to 4.7 years and 3.3 percent as of May 1, 2021.
Supplemental unaudited cash flow information related to operating leases were as follows:

	Year Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,680	$2,752
Future minimum operating lease payments as of, and subsequent to, April 30, 2022 under ASC 842 are as follows:

Operating Leases(1)
Fiscal years ending
2023	$2,489
2024	2,285
2025	1,632
2026	807
2027	667
Thereafter	—
Total lease payments	7,880
Less imputed interest	(417)
Total lease liabilities	$7,463
(1)Includes $3,556 to extend the term of the lease for our Sioux Falls, South Dakota manufacturing facility.
Note 10. Shareholders' Equity and Share-Based Compensation
Authorized shares types and shareholder rights plan: Our 120,000 authorized shares consist of 115,000 shares of common stock, 50 shares of Series A Junior Participating Preferred Stock, and 4,950 shares of “undesignated stock.” Our Board of Directors has the power to authorize and issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.
Each outstanding share of our common stock includes one preferred share purchase right. Each right entitles the registered holder of our common stock to purchase from us one one-thousandth of one share of our Series A Junior Participating Preferred Stock at an initial exercise price of $20 per right, subject to adjustment and the terms of the shareholder rights agreement under which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common shares (subject to certain exceptions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of our outstanding common shares. The rights expire on November 19, 2024, which date may be extended by our Board of Directors subject to certain additional conditions.
Stock incentive plans: During fiscal 2021, we established the Daktronics, Inc. 2020 Stock Incentive Plan (“2020 Plan”) and ceased granting options under the 2015 Stock Incentive Plan ("2015 Plan"). The 2020 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock, to employees, directors and consultants. Stock options issued to employees under the 2015 Plan and 2020 Plan generally have a 10-year life, an exercise price equal to the closing market value on the grant date and a five-year annual vesting period. Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the closing market value on the date of grant. Stock options granted to independent directors vest in one year, provided that the directors remain on the Board. The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board. Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.
At April 30, 2022, the aggregate number of shares available for future grants under the 2020 Plan for stock options and restricted stock awards was 2,456 shares. Shares of common stock subject to all stock awards granted under the 2020 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2015 Plan remains in effect for options outstanding that were granted under the 2015 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2015 Plan.
Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $1,772 at April 30, 2022, which is expected to be recognized over a weighted-average period of 2.71 years. The total fair value of restricted stock vested was $1,203, $1,293, and $1,415 in fiscal years 2022, 2021, and 2020, respectively.
A summary of non-vested restricted stock and restricted stock units for fiscal years 2022, 2021, and 2020 is as follows:

	Year Ended
	April 30, 2022		May 1, 2021		May 2, 2020
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	480	$5.62	449	$7.16	444	$7.58
Granted	214	5.66	223	3.92	186	7.03
Vested	(213)	5.58	(176)	7.27	(173)	8.10
Forfeited	(12)	5.64	(16)	7.00	(8)	7.37
Outstanding at end of year	469	$5.65	480	$5.62	449	$7.16

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2015 Plan and 2020 Plan during the fiscal year ended April 30, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 1, 2021	2,227	$8.53	4.83	$843
Granted	223	5.66	—	—
Canceled or forfeited	(341)	9.17	—	—
Exercised	(2)	4.11	—	2
Outstanding at April 30, 2022	2,107	$8.13	4.98	$—

Shares vested and expected to vest	2,075	$8.17	4.92	$—
Exercisable at April 30, 2022	1,371	$9.47	3.26	$—
The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options at April 30, 2022 as options having exercise prices lower than the $3.35 per share market price of our common stock on that date. There were no shares exercisable that were in-the-money options at April 30, 2022. The total intrinsic value of options exercised during fiscal years 2022, 2021, and 2020 was $2, $0, and $0, respectively. The total fair value of stock options vested was $465, $451, and $566 for fiscal years 2022, 2021, and 2020, respectively.
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
Dividend yield. We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Fair value of options granted	$2.43	$1.71	$1.99
Risk-free interest rate	1.07%	0.43%	1.51%
Expected dividend rate	—%	—%	3.50%
Expected volatility	40.60%	40.53%	37.55%
Expected life of option (in years)	6.94	6.94	6.94
Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 4,000. The number of shares of common stock issued under the ESPP totaled 310, 170, and 453 shares in fiscal 2022, 2021, and 2020, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 705 shares at April 30, 2022. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").
Total share-based compensation expense: As of April 30, 2022, there was $2,862 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 2.71 years.
The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Stock options	$458	$450	$492
Restricted stock and stock units	1,159	1,203	1,341
Employee stock purchase plans	356	414	432
	$1,973	$2,067	$2,265
A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2022, 2021, and 2020 is as follows:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Cost of sales	$434	$472	$514
Selling	472	484	572
General and administrative	656	678	717
Product design and development	411	433	462
	$1,973	$2,067	$2,265

We received $8 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 30, 2022. The tax (expense) benefit related to non-qualified options and restricted stock units under all share-based payment arrangements totaled ($47), ($70), and ($92) for fiscal years 2022, 2021, and 2020, respectively.
Note 11. Retirement Benefits
We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We made matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation; however, we eliminated our matching contribution as one of our cost savings initiatives for fiscal 2021. These benefits were reinstated for fiscal 2022. Employees are eligible to participate in the 401(k) savings plan the first day of the calendar month following completion of 30 days of continuous service if they have attained the age of 21. We contributed $2,573, $0 and $2,917 for matches to the plan for fiscal years 2022, 2021, and 2020, respectively.
Note 12. Income Taxes
The following tables reflect the significant components of our income tax provision. The pretax income (loss) attributable to domestic and foreign operations was as follows:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Domestic	$(2,696)	$10,413	$(4,187)
Foreign	3,804	3,647	4,178
Income (loss) before income taxes	$1,108	$14,060	$(9)
Income tax expense (benefit) consisted of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Current:
Federal	$644	$507	$625
State	452	422	297
Foreign	975	891	761
Deferred:
Federal	(1,020)	1,216	(2,028)
State	(476)	59	(321)
Foreign	(59)	39	166
	$516	$3,134	$(500)

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income taxes is as follows:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Computed income tax expense (benefit) at federal statutory rates	$233	$2,953	$(2)
Change in uncertain tax positions	(71)	(34)	4
Research and development tax credit	(382)	(1,047)	(1,621)
Other, net	(227)	403	(241)
Change in valuation allowances	609	402	482
GILTI	(14)	(156)	149
Base Erosion Anti-Abuse Tax (BEAT)	12	(285)	301
Stock compensation	150	355	318
Meals and entertainment	67	49	305
Dividends paid to retirement plan	—	—	(111)
State taxes, net of federal benefit	139	494	(84)
	$516	$3,134	$(500)

The effective income tax rate for fiscal 2022 was impacted by tax benefits from permanent tax credits offset by valuation allowances as well as other various permanent tax adjustments and state taxes with additional expense for prior year provision to return adjustments.

During fiscal 2021, our effective income tax rate was impacted due to tax benefits from permanent tax credits and prior year provision to return adjustments offset by valuation allowances as well as other various permanent tax adjustments and state taxes.

During fiscal 2020, our effective income tax rate was impacted due to a tax benefit of permanent tax credits reduced by a valuation allowance placed on equity investments in proportion to a small pre-tax book loss which results in an abnormal tax rate.

The components of the net deferred tax assets were as follows:

	April 30, 2022	May 1, 2021
Deferred tax assets:
Accrued warranty obligations	$7,117	$6,293
Vacation accrual	1,618	1,222
Deferred maintenance revenue	272	398
Allowance for excess and obsolete inventory	2,316	1,776
Equity compensation	276	324
Allowance for doubtful accounts	528	829
Inventory capitalization	1,278	583
Accrued compensation and benefits	1,019	1,707
Unrealized loss on foreign currency exchange	—	85
Net operating loss carry forwards	729	856
Research and development tax credit carry forwards	396	516
Lease accounting - lease liability	1,918	1,572
Other	2,296	1,513
Total deferred tax assets	19,763	17,674
Valuation allowance	(2,452)	(1,732)
Net deferred tax assets	17,311	15,942

Deferred tax liabilities:
Property and equipment	(1,693)	(2,373)
Lease accounting - right of use asset	(1,907)	(1,580)
Prepaid expenses	(428)	(337)
Intangible assets	—	(69)
Unrealized gain on foreign currency exchange	(180)	—
Other	(59)	(49)
Total deferred tax liabilities	(4,267)	(4,408)
Net deferred tax asset	$13,044	$11,534
The classification of the net deferred tax assets in the accompanying consolidated balance sheets is:

	April 30, 2022	May 1, 2021
Non-current assets	$13,331	$11,944
Non-current liabilities	(287)	(410)
	$13,044	$11,534

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 30, 2022	May 1, 2021
Balance at beginning of year	$548	$582
Gross increases related to prior period tax positions	17	21
Gross decreases related to prior period tax positions	(54)	(1)
Gross increases related to current period tax positions	116	84
Lapse of statute of limitations	(150)	(138)
Balance at end of year	$477	$548
All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $166 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $150 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2022.
Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $38 and $38 as of April 30, 2022 and May 1, 2021, respectively.
As of April 30, 2022, we had foreign net operating loss (“NOL”) carryforwards of approximately $3,460 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $723. However, due to uncertainty in future taxable income, a valuation allowance totaling approximately $581 has been recorded. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statements of operations.
Additional tax information:
We are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2019, 2020 and 2021 remain open to federal tax examinations, and fiscal years 2018, 2019, 2020 and 2021 remain open for state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2011. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statement of operations.
As of April 30, 2022, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act of 2017 generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-U.S. jurisdictions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 global pandemic. The CARES Act includes provisions such as: a deferral of the employer portion of certain payroll taxes, refundable payroll tax credits, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property, and permitting NOL carryforwards incurred in tax years 2018, 2019, and 2020 (our fiscal years 2019, 2020, and 2021) to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Subsequently to the CARES Act, the Consolidated Appropriations Act (“CAA”) of 2021 was signed into law on December 27, 2020, expanding and extending rules pertaining to payroll tax credits outlined in the CARES Act. Additionally, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law on March 11, 2021, further extending the payroll tax credits with slight modifications. We continue to evaluate the specific rules, guidance, and procedures allowed by the provisions of the CARES Act, CAA and ARPA. Some of these provisions do not apply to our income tax results; however, we are currently participating in the payment deferral of the employer portion of certain payroll taxes.
Note 13. Cash Flow Information
The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(Increase) decrease:
Account receivable	$(33,876)	$4,864	$(7,461)
Long-term receivables	(440)	1,737	(1,173)
Inventories	(61,159)	13,900	(8,347)
Contract assets	(9,545)	3,080	(1,931)
Prepaid expenses and other current assets	(7,661)	2,450	(1,403)
Income taxes receivables	121	(148)	533
Investment in affiliates and other assets	(357)	744	(3,137)
Increase (decrease):
Accounts payable	33,002	(7,081)	2,377
Contract liabilities	27,398	12,628	4,548
Accrued expenses	6,354	(2,936)	6,745
Warranty obligations	1,160	696	273
Long-term warranty obligations	1,764	(367)	883
Income taxes payable	(379)	(173)	390
Long-term marketing obligations and other payables	(1,762)	2,337	(387)
	$(45,380)	$31,731	$(8,090)
Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Cash payments for:
Interest	$16	$264	$46
Income taxes, net of refunds	1,951	2,557	977
Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Demonstration equipment transferred to inventory	$53	$56	$10
Purchases of property and equipment included in accounts payable	4,177	667	1,951
Contributions of common stock under the ESPP	1,211	565	2,311

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
The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2022 and May 1, 2021 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 30, 2022:
Cash and cash equivalents	$17,143	$—	$—	$17,143
Restricted cash	865	—	—	865
Available-for-sale securities:
US Government Securities	3,486	—	—	3,486
US Government Sponsored entities	—	534	—	534
Derivatives - asset position	—	934	—	934
Derivatives - liability position	—	(311)	—	(311)
	$21,494	$1,157	$—	$22,651
Balance as of May 1, 2021:
Cash and cash equivalents	$77,590	$—	$—	$77,590
Restricted cash	2,812	—	—	2,812
Derivatives - asset position	—	4	—	4
Derivatives - liability position	—	(261)	—	(261)
Acquisition-related contingent consideration	—	—	(363)	(363)
	$80,402	$(257)	$(363)	$79,782

A roll forward of the Level 3 contingent liabilities, both short- and long-term, for the fiscal year ended April 30, 2022 is as follows:

Acquisition-related contingent consideration as of May 1, 2021	$363
Additions	33
Settlements	(400)
Interest	4
Acquisition-related contingent consideration as of April 30, 2022	$—
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
Contingent liabilities: Consists of the fair value of liabilities measured on expected future payments relating to business acquisitions if conditions are met. The contingent liabilities were calculated by estimating the discounted present value of expected future payments as of the acquisition date and subsequently at the end of each reporting period. The fair value measurement is based on significant unobservable inputs as of May 1, 2021. There were no contingent liabilities as of April 30, 2022.
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
Note 15. Derivative Financial Instruments
We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the U.S. dollar. We enter into currency forward contracts to manage these economic risks. We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 30, 2022 and May 1, 2021, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other (expense) income, net" line item in the consolidated statements of operations.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. dollars at April 30, 2022 and May 1, 2021 were as follows:

	April 30, 2022		May 1, 2021
	U.S. Dollars	Foreign Currency	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars/Australian Dollars	—	—	2,410	3,464
U.S. Dollars/Canadian Dollars	942	1,189	—	—
U.S. Dollars/British Pounds	1,774	1,345	418	300
U.S. Dollars/Euros	8,575	7,513	—	—
As of April 30, 2022, there was an asset and liability of $934 and $311, respectively, and as of May 1, 2021, there was an asset and liability of $4 and $261, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using Level 2 inputs from a third-party bank. As of April 30, 2022, all contracts mature within ten months.
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
As of May 2, 2020, we recorded a $2,072 reserve for the probable and reasonably estimated cost to settle a patent litigation claim, which was included in the "Accrued expenses" line item in our consolidated balance sheets and "Cost of Sales" in consolidated statement of operations. During fiscal 2021, an appellate court ruled in our favor on this matter. Since we no longer estimate we have a probable loss, we recorded a credit to the "Cost of sales" line item in our consolidated statement of operations and removed the liability from our consolidated balance sheet during fiscal 2021.
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
Warranties: See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties.
Changes in our warranty obligation for the fiscal years ended April 30, 2022 and May 1, 2021 consisted of the following:

	April 30, 2022	May 1, 2021
Beginning accrued warranty obligations	$25,960	$25,624
Warranties issued during the period	9,748	8,539
Settlements made during the period	(7,503)	(5,718)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	673	(2,485)
Ending accrued warranty obligations	$28,878	$25,960

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of April 30, 2022, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $4,669, $715 and $88,323, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 30, 2022, we were not aware of any indemnification claim from a customer.
Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of April 30, 2022, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2023	$4,389
2024	1,686
2025	113
2026	40
2027	—
$6,228
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. As of April 30, 2022, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of April 30, 2022.
Our internal control over financial reporting as of April 30, 2022 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 16, 2022	June 16, 2022
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Proposal One - Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2022 annual meeting of shareholders (“Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end. Any information concerning the compliance of our officers, directors and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports.” The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance–Committees of the Board of Directors.” The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”
Item 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and officers for the fiscal year ended April 30, 2022 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement. There were no related party transactions in fiscal 2022.
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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of April 30, 2022 and May 1, 2021
Consolidated Statements of Operations for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020
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

10.6
Fifth Amendment to Credit Agreement dated as of April 29, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on April 29, 2022).

10.7
Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
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
(1) Filed herewith electronically.
** Paper Filing
* Indicates a management contract or compensatory plan or arrangement
ADFLOW®, AJT Systems®, All Sport®, Daktronics®, D®, DakStats®, Data Display®, DataTime®, Fuelight™, Fuelink™, Galaxy®, GalaxyPro™, Go Digital®, Keyframe®, Liveticker®, Matside®, OmniSport®, ProAd®, ProPixel®, ProRail®, ProStar®, Sportsound®, Statvision®, Tuff Sport®, Uniview®, Vanguard®, Venus®, Visiconn®, V-Tour®, V-Link®, and Web-Sync® are trademarks of Daktronics, Inc. All other trademarks referenced are the intellectual property of their respective companies.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2022.

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

Signature	Title	Date

By /s/ Shereta Williams	Director	June 16, 2022
Shereta Williams

By /s/ Lance D. Bultena	Director	June 16, 2022
Lance D. Bultena

By /s/ Dr. José-Marie Griffiths	Director	June 16, 2022
Dr. José-Marie Griffiths

By /s/ Reece A. Kurtenbach	Director	June 16, 2022
Reece A. Kurtenbach

By /s/ James B. Morgan	Director	June 16, 2022
James B. Morgan

By /s/ John P. Friel	Director	June 16, 2022
John P. Friel

By /s/ Kevin P. McDermott	Director	June 16, 2022
Kevin P. McDermott