Form 10-Q
period 2022-07-30
DAKTRONICS INC /SD/
filed 2022-09-02
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 24, 2022 was 45,033,839.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	July 30, 2022	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,279	$17,143
Restricted cash	750	865
Marketable securities	3,023	4,020
Accounts receivable, net	113,189	101,099
Inventories	157,170	134,392
Contract assets	45,204	41,687
Current maturities of long-term receivables	1,617	2,798
Prepaid expenses and other current assets	11,550	14,963
Income tax receivables	2,322	603
Total current assets	343,104	317,570

Property and equipment, net	72,395	66,765
Long-term receivables, less current maturities	1,117	1,490
Goodwill	7,857	7,927
Intangibles, net	1,387	1,472
Investment in affiliates and other assets	34,145	32,321
Deferred income taxes	13,303	13,331
TOTAL ASSETS	$473,308	$440,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,470	$76,313
Contract liabilities	96,404	90,393
Accrued expenses	33,978	34,959
Warranty obligations	11,510	11,621
Income taxes payable	264	408
Total current liabilities	224,626	213,694

Long-term warranty obligations	17,900	17,257
Long-term contract liabilities	11,764	10,998
Other long-term obligations	7,901	7,076
Line of Credit	24,128	—
Deferred income taxes	287	287
Total long-term liabilities	61,980	35,618

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 46,942,070 and 46,733,544 shares issued at July 30, 2022 and April 30, 2022, respectively	62,388	61,794
Additional paid-in capital	48,883	48,372
Retained earnings	91,282	96,608
Treasury Stock, at cost, 1,907,445 shares at July 30, 2022 and April 30, 2022, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(5,566)	(4,925)
TOTAL SHAREHOLDERS' EQUITY	186,702	191,564
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$473,308	$440,876
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales	$171,920	$144,732
Cost of sales	146,126	112,544
Gross profit	25,794	32,188

Operating expenses:
Selling	14,433	11,795
General and administrative	9,441	7,571
Product design and development	7,439	7,162
	31,313	26,528
Operating (loss)income	(5,519)	5,660

Nonoperating (expense) income:
Interest (expense) income, net	(60)	137
Other expense, net	(747)	(868)

(Loss) income before income taxes	(6,326)	4,929
Income tax (benefit) expense	(1,000)	1,244
Net (loss) income	$(5,326)	$3,685

Weighted average shares outstanding:
Basic	45,097	45,139
Diluted	45,097	45,419

(Loss) earnings per share:
Basic	$(0.12)	$0.08
Diluted	$(0.12)	$0.08
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	July 30, 2022	July 31, 2021

Net (loss) income	$(5,326)	$3,685

Other comprehensive (loss):
Cumulative translation adjustments	(642)	(373)
Unrealized gain (loss) on available-for-sale securities, net of tax	1	—
Total other comprehensive (loss), net of tax	(641)	(373)
Comprehensive (loss) income	$(5,967)	$3,312
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 30, 2022	$61,794	$48,372	$96,608	$(10,285)	$(4,925)	$191,564
Net loss	—	—	(5,326)	—	—	(5,326)
Cumulative translation adjustments	—	—	—	—	(642)	(642)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1	1
Share-based compensation	—	511	—	—	—	511
Employee savings plan activity	594	—	—	—	—	594
Balance as of July 30, 2022	$62,388	$48,883	$91,282	$(10,285)	$(5,566)	$186,702
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,326)	$3,685
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,025	4,052
Gain on sale of property, equipment and other assets	(361)	(106)
Share-based compensation	511	518
Equity in loss of affiliates	890	746
Provision for doubtful accounts, net of recovery	177	(421)
Deferred income taxes, net	12	(32)
Change in operating assets and liabilities	(22,743)	(9,461)
Net cash (used in) operating activities	(22,815)	(1,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,655)	(1,283)
Proceeds from sales of property, equipment and other assets	365	149
Proceeds from sales or maturities of marketable securities	999	—
Purchases of equity and loans to equity investees	(1,081)	(718)
Net cash (used in) investing activities	(10,372)	(1,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	92,098	—
Payments on notes payable	(67,970)	—
Principal payments on long-term obligations	—	(200)
Net cash provided by (used in) financing activities	24,128	(200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80	(132)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,979)	(3,203)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	18,008	80,402
End of period	$9,029	$77,199

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$75	$—
Income taxes, net of refunds	685	980

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$—	$46
Purchases of property and equipment included in accounts payable	3,326	868
Contributions of common stock under the ESPP	594	597
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
Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet at April 30, 2022 has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended April 30, 2022, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC"). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 30, 2022 and July 31, 2021, contained operating results for 13 weeks.
Other Developments

We continue to experience volatility in our business driven by global economic conditions and supply chain disruptions. We anticipate needing to utilize a portion of our line of credit which expires in April 2025, and requires us to comply with certain covenants. As described in "Note 7. Financing Agreements", we did not comply with our debt covenants this quarter and obtained a waiver from the bank. Based on our projections we expect to be in compliance with these covenants through the next year; however, with the uncertainty and volatility in the supply chain and sensitivity of the covenants, we cannot be certain. If we violate a covenant and cannot obtain a waiver from the bank, we may need to seek additional debt or equity financing.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	July 30, 2022	July 31, 2021
Cash and cash equivalents	$8,279	$74,658
Restricted cash	750	2,541
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$9,029	$77,199
Recent Accounting Pronouncements
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Accounting Standards Adopted
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance ("ASU 2021-10"), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions covered by ASU 2021-10, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company has adopted ASU 2021-10 effective May 1, 2022 and notes there is no impact of ASU 2021-10 on its accounting or disclosures for governmental assistance.
Accounting Standards Not Yet Adopted
There are no significant ASUs issued that the Company has not yet adopted as of July 30, 2022.
Note 2. Investments in Affiliates
The aggregate amount of our investments accounted for under the equity method was $16,026 and $16,916 as of July 30, 2022 and April 30, 2022, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense, net" line item in our condensed consolidated statements of operations. For the three months ended July 30, 2022, our share of the losses of our affiliates was $890 as compared to $746 for the three months ended July 31, 2021. We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the three months ended July 30, 2022 and July 31, 2021 was $0 and $470, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the three months ended July 30, 2022, $52 remains unpaid and is included in the "Accounts payable " line item in our condensed consolidated balance sheets. During the three months ended July 30, 2022, we invested $1,081 of convertible notes ("Notes") which are included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets.
Note 3. Earnings Per Share ("EPS")
The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 30, 2022 and July 31, 2021:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended July 30, 2022
Basic (loss) earnings per share	$(5,326)	45,097	$(0.12)
Dilution associated with stock compensation plans	—	—	—
Diluted (loss) earnings per share	$(5,326)	45,097	$(0.12)
For the three months ended July 31, 2021
Basic earnings per share	$3,685	45,139	$0.08
Dilution associated with stock compensation plans	—	280	—
Diluted earnings per share	$3,685	45,419	$0.08
Options outstanding to purchase 2,102 shares of common stock with a weighted average exercise price of $8.12 for the three months ended July 30, 2022 and 1,810 shares of common stock with a weighted average exercise price of $9.52 for the three months ended July 31, 2021 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition
Disaggregation of revenue
The following table presents our disaggregation of revenue by segments:

	Three Months Ended July 30, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,687	$42,168	$6,592	$12,486	$6,501	$72,434
Limited configuration	31,776	8,480	28,283	6,099	11,501	86,139
Service and other	3,655	5,735	934	955	2,068	13,347
	$40,118	$56,383	$35,809	$19,540	$20,070	$171,920
Timing of revenue recognition
Goods/services transferred at a point in time	$32,557	$9,222	$27,090	$6,382	$11,876	$87,127
Goods/services transferred over time	7,561	47,161	8,719	13,158	8,194	84,793
	$40,118	$56,383	$35,809	$19,540	$20,070	$171,920

	Three Months Ended July 31, 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$3,587	$41,508	$4,166	$6,541	$5,883	$61,685
Limited configuration	25,907	5,842	22,957	5,352	11,545	71,603
Service and other	3,287	5,037	771	665	1,684	11,444
	$32,781	$52,387	$27,894	$12,558	$19,112	$144,732
Timing of revenue recognition
Goods/services transferred at a point in time	$26,379	$6,829	$21,941	$5,571	$12,019	$72,739
Goods/services transferred over time	6,402	45,558	5,953	6,987	7,093	71,993
	$32,781	$52,387	$27,894	$12,558	$19,112	$144,732
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

The following table reflects the changes in our contract assets and liabilities:

	July 30, 2022	April 30, 2022	Dollar Change	Percent Change
Contract assets	$45,204	$41,687	$3,517	8.4%
Contract liabilities - current	96,404	90,393	6,011	6.6
Contract liabilities - noncurrent	11,764	10,998	766	7.0
The changes in our contract assets and contract liabilities from April 30, 2022 to July 30, 2022 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for the three months ended July 30, 2022.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

July 30, 2022
Balance at beginning of period	$26,346
New contracts sold	13,007
Less: reductions for revenue recognized	(10,109)
Foreign currency translation and other	(433)
Balance at end of period	$28,811
Contracts in progress identified as loss contracts as of July 30, 2022 were $839 and as of April 30, 2022 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the three months ended July 30, 2022, we recognized revenue of $46,041 related to our contract liabilities as of April 30, 2022.
Remaining performance obligations
As of July 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $530,457. We expect approximately $462,516 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations related to product and service agreements at July 30, 2022 were $469,126 and $61,331, respectively. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales:
Commercial	$40,118	$32,781
Live Events	56,383	52,387
High School Park and Recreation	35,809	27,894
Transportation	19,540	12,558
International	20,070	19,112
	171,920	144,732

Gross profit:
Commercial	4,821	7,178
Live Events	3,786	8,582
High School Park and Recreation	9,977	9,509
Transportation	5,838	3,751
International	1,372	3,168
	25,794	32,188

Operating expenses:
Selling	14,433	11,795
General and administrative	9,441	7,571
Product design and development	7,439	7,162
	31,313	26,528
Operating (loss) income	(5,519)	5,660

Nonoperating (expense) income:
Interest (expense) income, net	(60)	137
Other expense, net	(747)	(868)
(Loss) income before income taxes	$(6,326)	$4,929

Depreciation and amortization:
Commercial	$803	$702
Live Events	1,566	1,337
High School Park and Recreation	339	438
Transportation	125	139
International	545	726
Unallocated corporate depreciation	647	710
	$4,025	$4,052

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales:
United States	$149,438	$123,482
Outside United States	22,482	21,250
	$171,920	$144,732

	July 30, 2022	April 30, 2022
Property and equipment, net of accumulated depreciation:
United States	$63,720	$58,643
Outside United States	8,675	8,122
	$72,395	$66,765
We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10 percent or more of net sales for the three months ended July 30, 2022 and July 31, 2021; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.
We have numerous raw material and component suppliers, and no supplier accounts for 10 percent or more of our cost of sales; however, we have a complex global supply chain and a number of single-source suppliers that could limit our supply or cause delays in obtaining raw materials and components needed in manufacturing.
Note 6. Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 30, 2022 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2022	$2,296	$3,349	$68	$2,214	$7,927
Foreign currency translation	—	—	—	(70)	(70)
Balance as of July 30, 2022	$2,296	$3,349	$68	$2,144	$7,857
We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test on October 31, 2021 and concluded no goodwill impairment existed. Our market capitalization has decreased since the completion of the October 31, 2021 evaluation which caused a trigger analysis to test goodwill impairment due to supply chain and labor supply uncertainty. After evaluating our results, events and circumstances, we determined no goodwill impairment was necessary.
Note 7. Financing Agreements
As of July 30, 2022, $24,128 had been advanced under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $6,342. As of July 30, 2022, $4,530 of the credit facility was available for borrowing. On August 16, 2022, we entered into an agreement to temporarily expand the line of credit by $10,000 through October 31, 2022. In addition, certain financial covenants were modified to temporarily relax them through the second and third quarter of fiscal 2023. As of July 30, 2022, we were not in compliance with our financial covenants and our bank provided a waiver for these covenants.

As of July 30, 2022, we had $616 of bank guarantees or other financial instruments for display installations issued by another bank and secured by a restricted cash deposit. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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
Warranties: Changes in our warranty obligation for the three months ended July 30, 2022 consisted of the following:

July 30, 2022
Beginning accrued warranty obligations	$28,878
Warranties issued during the period	2,959
Settlements made during the period	(1,820)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(607)
Ending accrued warranty obligations	$29,410
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of July 30, 2022, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $6,342, $616 and $82,528, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of July 30, 2022, we were not aware of any indemnification claim from a customer.
Note 9. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rate for the three months ended July 30, 2022 was 15.8 percent, as compared to an effective tax rate of 25.2 percent tax for the three months ended July 31, 2021. The decrease in tax rate is primarily driven by an increase in estimated tax credits and other permanent items less valuation allowances as a percentage of estimated pre-tax earnings for fiscal 2023 compared to the estimated value of tax credits and other permanent items less valuation allowances as a percentage to the estimated pre-tax earnings at the first quarter of fiscal 2022.
We operate both domestically and internationally and, as of July 30, 2022, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of July 30, 2022, we had $610 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement
The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 30, 2022 and April 30, 2022 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 30, 2022
Cash and cash equivalents	$8,279	$—	$—	$8,279
Restricted cash	750	—	—	750
Available-for-sale securities:
US Government securities	2,490	—	—	2,490
US Government sponsored entities	—	533	—	533
Derivatives - asset position	—	951	—	951
	$11,519	$1,484	$—	$13,003
Balance as of April 30, 2022
Cash and cash equivalents	$17,143	$—	$—	$17,143
Restricted cash	865	—	—	865
Available-for-sale securities:
US Government securities	3,486	—	—	3,486
US Government sponsored entities	—	534	—	534
Derivatives - asset position	—	934	—	934
Derivatives - liability position	—	(311)	—	(311)
	$21,494	$1,157	$—	$22,651
There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2022. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for the methods and assumptions used to estimate the fair value of each class of financial instrument.
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
During the three months ended July 30, 2022, we repurchased no shares of common stock. As of July 30, 2022, we had $29,355 of remaining capacity under our current share repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 30, 2022, to and including July 30, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (including the information presented therein under Risk Factors), as well other publicly available information about our Company.
OVERVIEW
We are engaged principally in the design, marketing, and manufacture of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. We focus our sales and marketing efforts on markets, geographical regions and products. Our five business segments consist of four domestic business units and the International business unit. The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada.
The following selected financial data should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and the consolidated financial statements set forth in that Annual Report on Form 10-K, including the notes to consolidated financial statements included therein.
CURRENT CONDITIONS
Supply chain disruptions continue as a result of several factors, including the pandemic lockdowns, shipping container shortages, labor shortages, war and other conflicts, and changes in global demand. We are specifically impacted by the global shortage of semiconductors and related electronic components. Over the past months, our capacity was constrained due to significant and unusual part shortages, a challenging labor environment, and operating disruptions from COVID-19 related absences, and shutdown of our facilities in Shanghai, China due to a government mandated COVID-19 zero tolerance policy. Through this time, we also have experienced increased input costs for materials, commodities, personnel, freight, and tariffs. In addition, recent disputes by railroad workers regarding the terms of labor agreements have increased the likelihood of a potential strike or work stoppage by certain railroad workers. In response to these increased tensions, President Biden recently took an executive action to temporarily prevent approximately 115,000 U.S. railroad workers from going on strike for sixty days. It is uncertain at this time whether negotiations will be successful in preventing a strike or work stoppage by railroad workers. The International Longshore and Warehouse Union (ILWU) contract with the Pacific Maritime Association expired July 1st. While negotiations are in process, a strike or work slow-down mandate is possible. This would have a negative impact on the movement of material through west coast ports. We are monitoring these situations but it is difficult and uncertain to predict the level of impact this may have on our organization or our supply chain.

We have responded to input cost increases by increasing pricing through the last half of fiscal 2022 and implemented additional increases at the beginning of fiscal 2023. We also use pricing policies and opportunity evaluations across markets to manage price levels. We will continue to monitor our supply chains and our marketplaces and adapt our pricing methodologies as we see appropriate. We have also allocated resources to redesigns of certain products to provide the ability to source available components
Macroeconomic events including the possibility of sustained high inflation and tightening financials conditions, including the potential for higher interest rates, could increase the likelihood of deteriorating global economic conditions. We also expect impacts to the global economic conditions in reaction to the evolving war and geopolitical environment. Although we cannot predict the length or severity of these conditions, we expect continued disruptions in obtaining materials, commodities, labor, and freight availability and an increase in inflation. Due to longer planning horizons and volatility in supply chains, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog, likely creating an increased consumption of cash. We are also planning additional cash use for capital spending to grow our manufacturing capacity.
All of these conditions have and will continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs, and it is likely these conditions will continue to have negative impact in fiscal 2023.
For additional information, refer to the COVID-19 and raw material and component related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021
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
Our product order backlog as of July 30, 2022 was $469.1 million as compared to $285.3 million as of July 31, 2021 and $471.6 million at April 30, 2022, which was the end of our fiscal 2022.
We expect to fulfill the backlog as of July 30, 2022 within the next 24 months. The timing of backlog may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions.

Net Sales
The following table shows information regarding net sales for the three months ended July 30, 2022 and July 31, 2021:

	Three Months Ended
(in thousands)	July 30, 2022	July 31, 2021	Dollar Change	Percent Change
Net Sales:
Commercial	$40,118	$32,781	$7,337	22.4%
Live Events	56,383	52,387	3,996	7.6
High School Park and Recreation	35,809	27,894	7,915	28.4
Transportation	19,540	12,558	6,982	55.6
International	20,070	19,112	958	5.0
	$171,920	$144,732	$27,188	18.8%
Orders:
Commercial	$47,678	$38,329	$9,349	24.4%
Live Events	51,753	49,686	2,067	4.2
High School Park and Recreation	37,579	45,711	(8,132)	(17.8)
Transportation	15,704	21,345	(5,641)	(26.4)
International	17,509	26,675	(9,166)	(34.4)
	$170,223	$181,746	$(11,523)	(6.3)%
For the fiscal 2023 first quarter, net sales were $171.9 million, an increase of $27.2 million from the prior year's first quarter. The year-over-year growth was driven by fulfilling orders in the backlog and continued strong orders. Material supply shortages and labor challenges are creating an increase in lead times and extending the timing of converting some orders to sales in the near-term. We expect supply chain conditions to persist through the fiscal year.

Order volume decreased in the first quarter of fiscal 2023 from the prior year's first quarter. Fiscal 2022 saw a record number of orders from pent up demand during the COVID-19 pandemic and orders for fiscal 2023 continue to be strong. Order bookings in the first quarter of fiscal 2023 were strong for shopping centers, casinos, and out of home advertising display systems in the Commercial business unit and in multiple sports venues in the Live Events unit. International markets have seen some softening in demand through the first quarter of fiscal 2023 due to the inflationary environment and geopolitical events.
Gross Profit and Contribution Margin

	Three Months Ended
	July 30, 2022		July 31, 2021
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$4,821	12.0%	$7,178	21.9%
Live Events	3,786	6.7	8,582	16.4
High School Park and Recreation	9,977	27.9	9,509	34.1
Transportation	5,838	29.9	3,751	29.9
International	1,372	6.8	3,168	16.6
	$25,794	15.0%	$32,188	22.2%
The decline in gross profit percentage was primarily impacted by inflationary challenges in materials, freight, and personnel related costs. In addition, extraordinary supply chain disruptions, including the Shanghai factory closure, created intermittent work stoppages and factory inefficiencies, adding additional costs to meet customer commitments, especially in the Live Events business unit. We also recorded a $0.8 million provision for estimated losses on contracts in progress during the three months ended July 30, 2022.
Total warranty costs as a percent of sales for the three months ended July 30, 2022 compared to the same period one year ago increased to 1.6 percent from 1.2 percent.

	Three Months Ended
	July 30, 2022				July 31, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$200	0.5%	$(3,317)	(94.3)%	$3,517	10.7%
Live Events	974	1.7	(5,354)	(84.6)	6,328	12.1
High School Park and Recreation	6,581	18.4	(184)	(2.7)	6,765	24.3
Transportation	4,943	25.3	2,089	73.2	2,854	22.7
International	(1,337)	(6.7)	(2,266)	(243.9)	929	4.9
	$11,361	6.6%	$(9,032)	(44.3)%	$20,393	14.1%
Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, marketing related expenses (show rooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), the cost of customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses.
Contribution margin was impacted by the previously discussed sales levels and impacts on gross profit, as well as a 22.3 percent increase in selling expenses in the first three months of fiscal 2023 compared to the prior year three-month period. We have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. Our order volume is directly associated with our marketing and sales expenses.
The following table reconciles non-GAAP contribution margin to GAAP operating loss:

	Three Months Ended
	July 30, 2022				July 31, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$11,361	6.6%	$(9,032)	(44.3)%	$20,393	14.1%
General and administrative	9,441	5.5	1,870	24.7	7,571	5.2
Product design and development	7,439	4.3	277	3.9	7,162	4.9
Operating (loss) income	$(5,519)	(3.2)%	$(11,179)	(197.5)%	$5,660	3.9%
General and administrative expenses in the first quarter of fiscal 2023 increased as compared to the same period one year ago primarily due to increases in personnel expense and approximately $1.0 million in professional fees related to shareholder engagement.
Product design and development expenses in the first quarter of fiscal 2023 increased slightly as compared to the same period one year ago primarily due to an increase in personnel related expenses partially offset by a decrease in consulting expenses.
Decreased contribution margin and increased spend in general and administrative and product development led to an operating loss for the first quarter of fiscal 2023 compared to the prior year first quarter.

Other Income and Expenses

	Three Months Ended
	July 30, 2022				July 31, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(60)	—%	$(197)	(143.8)%	$137	0.1%
Other expense, net	$(747)	(0.4)%	$121	(13.9)%	$(868)	(0.6)%
Interest (expense) income, net: The change in interest income and expense, net for the first quarter of fiscal 2023 compared to the same period one year ago was primarily due to utilizing our line of credit during the 2023 first quarter for our strategic investments in inventory.
Other (expense) income, net: The change in other income and expense, net for the first quarter of fiscal 2023 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income Taxes
We have recorded an effective tax rate of 15.8 percent for the first quarter of fiscal 2023 as compared to 25.2 percent for the first quarter of fiscal 2022. The decrease in tax rate is primarily driven by an increase in estimated tax credits and other permanent tax items less valuation allowances as a percentage of estimated pre-tax earnings for fiscal 2023 compared to the estimated value of tax credits and other permanent items less valuation allowances as a percentage of the estimated pre-tax earnings in the first quarter of fiscal 2022.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	July 30, 2022	July 31, 2021	Dollar Change
Net cash (used in) provided by:
Operating activities	$(22,815)	$(1,019)	$(21,796)
Investing activities	(10,372)	(1,852)	(8,520)
Financing activities	24,128	(200)	24,328
Effect of exchange rate changes on cash	80	(132)	212
Net decrease in cash, cash equivalents and restricted cash	$(8,979)	$(3,203)	$(5,776)
Cash decreased by $9.0 million for the first three months of fiscal 2023 compared to a decrease of $3.2 million in the first three months of fiscal 2022. The decrease in the first quarter of fiscal 2023 is primarily due to the use of cash for investments in inventory required to support the conversion of increased backlog and strong orders into sales and as a strategy during this time of supply chain disruptions. The decrease in cash was also due to investing in capital assets for increased capacity and automation and loans to affiliates. We utilized our line of credit to support these uses of cash.
Net cash used in operating activities: Net cash used in operating activities was $22.8 million for the first three months of fiscal 2023 compared to net cash used in operating activities of $1.0 million in the first three months of fiscal 2022. The $21.8 million difference between net cash used in operating activities in the first quarter of fiscal 2023 compared to net cash used in operating activities in the first quarter of fiscal 2022 was primarily the result of changes in net operating assets and liabilities and the result of having a net loss in the first quarter of 2023 compared to net income in the first quarter of 2022.

The changes in net operating assets and liabilities consisted of the following:

	Three Months Ended
	July 30, 2022	July 31, 2021
(Increase) decrease:
Accounts receivable	$(12,495)	$(10,412)
Long-term receivables	688	309
Inventories	(23,237)	(10,256)
Contract assets	(3,690)	(5,434)
Prepaid expenses and other current assets	3,342	(2,390)
Income tax receivables	(1,725)	98
Investment in affiliates and other assets	(900)	91
Increase (decrease):
Accounts payable	7,212	17,352
Contract liabilities	6,975	3,134
Accrued expenses	(409)	(1,392)
Warranty obligations	(110)	(478)
Long-term warranty obligations	643	(100)
Income taxes payable	(6)	(130)
Long-term marketing obligations and other payables	969	147
	$(22,743)	$(9,461)
Net cash used in investing activities: Net cash used in investing activities totaled $10.4 million in the first three months of fiscal 2023 compared to net cash used in investing activities of $1.9 million in the first three months of fiscal 2022. Purchases of property and equipment totaled $10.7 million in the first three months of fiscal 2023 compared to $1.3 million in the first three months of fiscal 2022. Purchases of and loans to affiliates accounted for by the equity investment method totaled $1.1 million in the first three months of fiscal 2023 as compared to $0.7 million in the first three months of fiscal 2022.
Net cash provided by (used in) financing activities: Net cash provided by financing activities was $24.1 million for the three months ended July 30, 2022 due to draws on our line of credit compared to a payment of $0.2 million in the same period one year ago primarily due to payments for shares repurchased.
Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchases, capital spending, profitability, and investments in affiliates impact our liquidity. Our cash needs are funded through a combination of cash flow from operations and borrowings under bank credit agreements.
We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for the near-term outlook, we expect our customers may continue to have disruptions and may continue to reduce or increase their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19, supply chain challenges, and emerging war and geopolitical situations. Ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs also impact our profitability and cash flows. We have increased pricing when we are able in an effort to offset the increase in input costs. In addition, we are planning additional capital spending to grow our manufacturing capacity. We anticipate needing to utilize a portion of our line of credit through fiscal 2023 for these conditions and investments.
Working capital was $118.5 million and $103.9 million as of July 30, 2022 and April 30, 2022, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, contract assets and liabilities, and the sports market and construction seasonality, can have a significant impact on the amount of net cash provided by operating activities largely due to the timing of payments and receipts. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We often receive down payments or progress payments on these orders. We expect to use cash in operations as our business returns and exceeds pre-pandemic levels and due to longer planning horizons and volatility in supply chains. While these conditions continue, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog.
We had $24.1 million advanced on our line of credit as of July 30, 2022. On August 16, 2022, we entered into an agreement to temporarily expand the line of credit by $10 million through October 31, 2022. In addition, certain financial covenants were modified. Our line of credit expires in April 2025.
The credit agreement and amendments require us to be in compliance with certain financial ratios, including a covenant to maintain the ratio of interest-bearing debt to earnings before income taxes, depreciation, and amortization of less than 6.0 for the quarter ending October 29, 2022 and beginning with the fiscal quarter ending January 28, 2023 to be less than 2.5. A minimum fixed charge coverage ratio must be met of at least 2 to 1 at the end of any quarter during fiscal year 2023 and a ratio of at least 1.25 to 1 for the year end of fiscal 2023. As of July 30, 2022, we were not in compliance with these covenants, and our bank provided waivers for the first quarter of fiscal 2023 for such covenants. Based on future projections, we expect to be in compliance with these covenants through the next year; however, with the uncertainty and volatility in the supply chain and the sensitivity of the covenants, we cannot be certain. If we violate a covenant and cannot obtain a waiver from the bank, we may need to seek additional debt or equity financing.
We had $7.8 million of retainage on long-term contracts included in receivables and contract assets as of July 30, 2022, which has an impact on our liquidity. We expect to collect these amounts within one year.
We are sometimes required to obtain bank guarantees or other financial instruments for display installations and utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of July 30, 2022, we had $0.6 million of such instruments outstanding.
We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of July 30, 2022, we had $82.5 million of bonded work outstanding against this line.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $30 million for fiscal 2023. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity, increasing automation of processes, investments in quality and reliability equipment, demonstration and showroom assets, and continued information infrastructure investments.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We committed to invest an additional $2.0 million over the next year in our current affiliates.
We may repurchase shares of our common stock from time to time in open market purchases, private transactions or other transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, will be dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. The Board of Directors suspended share repurchases during fiscal 2020 as part of our cash conservation measures through the pandemic. The share repurchase program was reinstated on December 2, 2021. During the three months ended July 30, 2022, we repurchased no shares of common stock.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2022.

New Accounting Pronouncements
For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes in our exposure to these risks during the first three months of fiscal 2023.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of July 30, 2022, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 30, 2022, our disclosure controls and procedures were effective.
Based on the evaluation described in the foregoing paragraph, our Chief Executive Officer and Chief Financial Officer concluded that during the quarter ended July 30, 2022, there was no change in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended July 30, 2022 and July 31, 2021, we did not repurchase any shares of our common stock.
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

10.6
Fifth Amendment to Credit Agreement dated as of April 29, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on April 29, 2022).

10.7
Amendment to Credit Agreement dated as of August 16, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on August 18, 2022).

10.8
Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.9	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).
10.10	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).
10.11	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).
10.12	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).
10.13	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).
10.14	Cooperation Agreement dated July 23, 2022 by and among the Company and Prairieland Holdco, LLC (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)[1]

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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
(1)Filed herewith electronically.
1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 2, 2022