Form 10-Q
period 2022-10-29
DAKTRONICS INC /SD/
filed 2022-12-13
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of December 7, 2022 was 45,465,728.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 29, 2022

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	October 29, 2022	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,431	$17,143
Restricted cash	712	865
Marketable securities	525	4,020
Accounts receivable, net	114,720	101,099
Inventories	167,892	134,392
Contract assets	39,330	41,687
Current maturities of long-term receivables	1,744	2,798
Prepaid expenses and other current assets	11,063	14,963
Income tax receivables	3,215	603
Total current assets	345,632	317,570

Property and equipment, net	74,271	66,765
Long-term receivables, less current maturities	734	1,490
Goodwill	7,637	7,927
Intangibles, net	1,253	1,472
Investment in affiliates and other assets	34,341	32,321
Deferred income taxes	—	13,331
TOTAL ASSETS	$463,868	$440,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,705	$76,313
Contract liabilities	90,403	90,393
Accrued expenses	38,169	34,959
Warranty obligations	11,320	11,621
Income taxes payable	455	408
Total current liabilities	227,052	213,694

Long-term warranty obligations	18,434	17,257
Long-term contract liabilities	12,303	10,998
Other long-term obligations	7,131	7,076
Line of Credit	26,418	—
Deferred income taxes	—	287
Total long-term liabilities	64,286	35,618

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 47,158,442 and 46,733,544 shares issued at October 29, 2022 and April 30, 2022, respectively	62,388	61,794
Additional paid-in capital	49,217	48,372
Retained earnings	78,298	96,608
Treasury Stock, at cost, 1,907,445 shares at October 29, 2022 and April 30, 2022, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(7,088)	(4,925)
TOTAL SHAREHOLDERS' EQUITY	172,530	191,564
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$463,868	$440,876
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$187,439	$164,477	$359,359	$309,209
Cost of sales	155,735	132,213	301,861	244,757
Gross profit	31,704	32,264	57,498	64,452

Operating expenses:
Selling	14,525	12,482	28,958	24,277
General and administrative	8,687	8,201	18,128	15,772
Product design and development	6,966	7,196	14,405	14,358
	30,178	27,879	61,491	54,407
Operating income (loss)	1,526	4,385	(3,993)	10,045

Nonoperating (expense) income:
Interest (expense) income, net	(263)	(59)	(323)	78
Other expense, net	(208)	(952)	(955)	(1,820)

Income (loss) before income taxes	1,055	3,374	(5,271)	8,303
Income tax expense	14,039	1,000	13,039	2,244
Net (loss) income	$(12,984)	$2,374	$(18,310)	$6,059

Weighted average shares outstanding:
Basic	45,317	45,350	45,258	45,271
Diluted	45,317	45,499	45,258	45,490

Earnings (loss) per share:
Basic	$(0.29)	$0.05	$(0.40)	$0.13
Diluted	$(0.29)	$0.05	$(0.40)	$0.13
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

Net (loss) income	$(12,984)	$2,374	$(18,310)	$6,059

Other comprehensive (loss):
Cumulative translation adjustments	(1,521)	(50)	(2,163)	(423)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1)	—	—	—
Total other comprehensive (loss), net of tax	(1,522)	(50)	(2,163)	(423)
Comprehensive (loss) income	$(14,506)	$2,324	$(20,473)	$5,636
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 30, 2022	$61,794	$48,372	$96,608	$(10,285)	$(4,925)	$191,564
Net loss	—	—	(5,326)	—	—	(5,326)
Cumulative translation adjustments	—	—	—	—	(642)	(642)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1	1
Share-based compensation	—	511	—	—	—	511
Employee savings plan activity	594	—	—	—	—	594
Balance as of July 30, 2022	62,388	48,883	91,282	(10,285)	(5,566)	186,702
Net loss	—	—	(12,984)	—	—	(12,984)
Cumulative translation adjustments	—	—	—	—	(1,521)	(1,521)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(1)	(1)
Share-based compensation	—	474	—	—	—	474
Tax payments related to RSU issuances	—	(140)	—	—	—	(140)
Balance as of October 29, 2022	$62,388	$49,217	$78,298	$(10,285)	$(7,088)	$172,530
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,310)	$6,059
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,225	7,789
Gain on sale of property, equipment and other assets	(412)	(676)
Share-based compensation	985	1,012
Equity in loss of affiliates	1,701	1,565
Provision for doubtful accounts, net of recovery	573	(588)
Deferred income taxes, net	13,037	(41)
Change in operating assets and liabilities	(27,737)	(23,654)
Net cash (used in) operating activities	(21,938)	(8,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,237)	(4,507)
Proceeds from sales of property, equipment and other assets	432	760
Proceeds from sales or maturities of marketable securities	3,495	—
Purchases of equity and loans to equity investees	(2,882)	(6,129)
Net cash (used in) investing activities	(15,192)	(9,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	190,608	—
Payments on notes payable	(164,190)	—
Principal payments on long-term obligations	—	(200)
Proceed from exercise of stock options	—	3
Tax payments related to RSU issuances	(140)	(199)
Net cash provided by (used in) financing activities	26,278	(396)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13)	8
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,865)	(18,798)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	18,008	80,402
End of period	$7,143	$61,604

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$337	$—
Income taxes, net of refunds	2,471	1,270

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$—	$53
Purchases of property and equipment included in accounts payable	4,093	1,283
Contributions of common stock under the ESPP	594	597
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 29, 2022 and October 30, 2021 contained operating results for 26 weeks.
Cash and cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees.

	October 29, 2022	October 30, 2021
Cash and cash equivalents	$6,431	$59,727
Restricted cash	712	1,877
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$7,143	$61,604
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
We continue to experience volatility in our business driven by global economic conditions and supply chain disruptions. All of these conditions have caused volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs. We believe it is likely these conditions will continue to have negative impacts in fiscal 2023. To improve operations and cash flows, we have increased prices of our goods and services. We have also increased investment in inventory levels to add production stability. To adapt, we used cash and line of credit borrowings to source inventory to add stability to our production processes to fulfill backlog. We also continue to invest in property and equipment to expand our capacity and add automation. Our ability to fund inventory levels, operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. Our credit facility expires in April 2025, and it requires us to comply with certain covenants.
Although supply chain disruptions have started to ease and we expect our inventory levels to decline, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures. We will need additional liquidity to meet our obligations as they come due in the 12 months following the date of this Report and we cannot be assured that such liquidity will be available or the form of such liquidity, such as equity raises or debt financing. These conditions raise substantial doubt about our ability to continue as a going concern. In response to these conditions, we are pursuing additional liquidity through various means, including but not limited to obtaining financing secured by a mortgage on our facilities, a sales-leaseback transaction, leasing property and equipment, and continued focus on reducing working capital. Since these plans are not finalized and are subject to market conditions and restrictions from our existing financing agreements that are not within our control, they cannot be deemed probable. As a result, we have concluded that our plans do not alleviate substantial doubt about our ability to continue as a going concern.
Refer to Note 7 for additional considerations related to our financing agreements.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Accounting Standards Adopted
There were no standards adopted since the last quarterly report.
Accounting Standards Not Yet Adopted
There are no significant ASUs issued that the Company has not yet adopted as of October 29, 2022.
Note 2. Investments in Affiliates
The aggregate amount of our investments accounted for under the equity method was $18,040 and $16,916 as of October 29, 2022 and April 30, 2022, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense, net" line item in our condensed consolidated statements of operations. For the three and six months ended October 29, 2022, our share of the losses of our affiliates was $811 and $1,701 as compared to $819 and $1,565 for the three and six months ended October 30, 2021. We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the six months ended October 29, 2022 and October 30, 2021 was $672 and $898, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the six months ended October 29, 2022, $52 remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets. During the six months ended October 29, 2022, we invested $2,882 of convertible notes ("Notes"), which are included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets. During the six months ended October 29, 2022, we converted $2,824 from Notes to stock ownership.

Note 3. Earnings Per Share ("EPS")
The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 29, 2022 and October 30, 2021:

	Net (loss) income	Shares	Per share (loss) income
For the three months ended October 29, 2022
Basic and diluted (loss) earnings per share	$(12,984)	45,317	$(0.29)
Diluted (loss) earnings per share	$(12,984)	45,317	$(0.29)
For the three months ended October 30, 2021
Basic earnings per share	$2,374	45,350	$0.05
Dilution associated with stock compensation plans	—	149	—
Diluted earnings per share	$2,374	45,499	$0.05
For the six months ended October 29, 2022
Basic and diluted (loss) earnings per share	$(18,310)	45,258	$(0.40)
Diluted (loss) earnings per share	$(18,310)	45,258	$(0.40)
For the six months ended October 30, 2021
Basic earnings per share	$6,059	45,271	$0.13
Dilution associated with stock compensation plans	—	219	—
Diluted earnings per share	$6,059	45,490	$0.13
Options outstanding to purchase 2,063 shares of common stock with a weighted average exercise price of $7.51 for the three months ended October 29, 2022 and 1,943 shares of common stock with a weighted average exercise price of $9.22 for the three months ended October 30, 2021 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
Options outstanding to purchase 2,082 shares of common stock with a weighted average exercise price of $7.82 for the six months ended October 29, 2022 and 1,877 shares of common stock with a weighted average exercise price of $9.37 for the six months ended October 30, 2021 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition
Disaggregation of revenue
The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,582	$52,862	$7,856	$11,398	$6,123	$83,821
Limited configuration	26,768	9,675	32,975	4,542	14,285	88,245
Service and other	4,697	6,702	1,175	739	2,060	15,373
	$37,047	$69,239	$42,006	$16,679	$22,468	$187,439
Timing of revenue recognition
Goods/services transferred at a point in time	$28,078	$11,682	$31,129	$4,749	$15,019	$90,657
Goods/services transferred over time	8,969	57,557	10,877	11,930	7,449	96,782
	$37,047	$69,239	$42,006	$16,679	$22,468	$187,439

	Six Months Ended October 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$10,269	$95,030	$14,448	$23,884	$12,624	$156,255
Limited configuration	58,544	18,155	61,258	10,641	25,786	174,384
Service and other	8,352	12,437	2,109	1,694	4,128	28,720
	$77,165	$125,622	$77,815	$36,219	$42,538	$359,359
Timing of revenue recognition
Goods/services transferred at a point in time	$60,635	$20,904	$58,219	$11,131	$26,895	$177,784
Goods/services transferred over time	16,530	104,718	19,596	25,088	15,643	181,575
	$77,165	$125,622	$77,815	$36,219	$42,538	$359,359

	Three Months Ended October 30, 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,559	$43,528	$6,908	$8,976	$11,562	$75,533
Limited configuration	25,977	8,825	24,916	4,552	10,466	74,736
Service and other	3,927	7,043	923	525	1,790	14,208
	$34,463	$59,396	$32,747	$14,053	$23,818	$164,477
Timing of revenue recognition
Goods/services transferred at a point in time	$26,362	$11,508	$23,115	$4,634	$10,815	$76,434
Goods/services transferred over time	8,101	47,888	9,632	9,419	13,003	88,043
	$34,463	$59,396	$32,747	$14,053	$23,818	$164,477

	Six Months Ended October 30, 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,146	$85,036	$11,074	$15,517	$17,445	$137,218
Limited configuration	51,884	14,667	47,873	9,904	22,011	146,339
Service and other	7,214	12,080	1,694	1,190	3,474	25,652
	$67,244	$111,783	$60,641	$26,611	$42,930	$309,209
Timing of revenue recognition
Goods/services transferred at a point in time	$52,741	$18,337	$45,056	$10,205	$22,834	$149,173
Goods/services transferred over time	14,503	93,446	15,585	16,406	20,096	160,036
	$67,244	$111,783	$60,641	$26,611	$42,930	$309,209
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
The following table reflects the changes in our contract assets and liabilities:

	October 29, 2022	April 30, 2022	Dollar Change	Percent Change
Contract assets	$39,330	$41,687	$(2,357)	(5.7)%
Contract liabilities - current	90,403	90,393	10	—
Contract liabilities - noncurrent	12,303	10,998	1,305	11.9

The changes in our contract assets and contract liabilities from April 30, 2022 to October 29, 2022 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for the six months ended October 29, 2022.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

October 29, 2022
Balance at beginning of period	$26,346
New contracts sold	25,860
Less: reductions for revenue recognized	(21,381)
Foreign currency translation and other	(270)
Balance at end of period	$30,555
Contracts in progress identified as loss contracts as of October 29, 2022 were $482 and as of April 30, 2022 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the six months ended October 29, 2022, we recognized revenue of $65,533 related to our contract liabilities as of April 30, 2022.
Remaining performance obligations
As of October 29, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $524,251. Remaining performance obligations related to product and service agreements at October 29, 2022 were $463,084 and $61,167, respectively. We expect approximately $467,498 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales:
Commercial	$37,047	$34,463	$77,165	$67,244
Live Events	69,239	59,396	125,622	111,783
High School Park and Recreation	42,006	32,747	77,815	60,641
Transportation	16,679	14,053	36,219	26,611
International	22,468	23,818	42,538	42,930
	187,439	164,477	359,359	309,209

Gross profit:
Commercial	6,197	7,445	11,018	14,623
Live Events	7,983	5,585	11,769	14,167
High School Park and Recreation	11,811	10,749	21,788	20,258
Transportation	4,084	4,404	9,922	8,155
International	1,629	4,081	3,001	7,249
	31,704	32,264	57,498	64,452

Operating expenses:
Selling	14,525	12,482	28,958	24,277
General and administrative	8,687	8,201	18,128	15,772
Product design and development	6,966	7,196	14,405	14,358
	30,178	27,879	61,491	54,407
Operating income (loss)	1,526	4,385	(3,993)	10,045

Nonoperating (expense) income:
Interest (expense) income, net	(263)	(59)	(323)	78
Other expense, net	(208)	(952)	(955)	(1,820)
Income (loss) before income taxes	$1,055	$3,374	$(5,271)	$8,303

Depreciation and amortization:
Commercial	$834	$601	$1,637	$1,303
Live Events	1,627	1,248	3,193	2,585
High School Park and Recreation	383	340	722	778
Transportation	128	127	253	266
International	566	752	1,111	1,478
Unallocated corporate depreciation	662	669	1,309	1,379
	$4,200	$3,737	$8,225	$7,789

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales:
United States	$163,142	$138,821	$312,580	$262,303
Outside United States	24,297	25,656	46,779	46,906
	$187,439	$164,477	$359,359	$309,209

	October 29, 2022	April 30, 2022
Property and equipment, net of accumulated depreciation:
United States	$66,150	$58,643
Outside United States	8,121	8,122
	$74,271	$66,765
We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10 percent or more of net sales for the three and six months ended October 29, 2022 and October 30, 2021; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.
We have numerous raw material and component suppliers, and no supplier accounts for 10 percent or more of our cost of sales; however, we have a complex global supply chain subject to geopolitical and transportation risks and a number of single-source suppliers that could limit our supply or cause delays in obtaining raw materials and components needed in manufacturing.
Note 6. Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the six months ended October 29, 2022 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2022	$2,296	$3,349	$68	$2,214	$7,927
Foreign currency translation	(20)	(146)	(20)	(104)	(290)
Balance as of October 29, 2022	$2,276	$3,203	$48	$2,110	$7,637
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
Note 7. Financing Agreements
As of October 29, 2022, $26,418 had been advanced under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $6,917. As of October 29, 2022, $11,665 of the credit facility was available for borrowing. On October 31, 2022, we entered into an agreement to temporarily expand the line of credit by $10,000 through January 31, 2023. As of October 29, 2022, we were in compliance with our financial covenants. On December 9, 2022, we entered into the sixth amendment to our credit agreement. The Amendment clarifies certain definitions related to the deferred tax asset valuation allowance and adds additional financial reporting requirements and negative covenants. It also requires Daktronics to obtain the current lender’s approval of any additional indebtedness and receive an audit report on our fiscal 2023 financial statements that does not express substantial doubt about the Company’s ability to continue as a going concern.
As of October 29, 2022, we had $616 of bank guarantees or other financial instruments for display installations issued by another bank and secured by a restricted cash deposit. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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
Warranties: Changes in our warranty obligation for the six months ended October 29, 2022 consisted of the following:

October 29, 2022
Beginning accrued warranty obligations	$28,878
Warranties issued during the period	5,951
Settlements made during the period	(3,923)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,152)
Ending accrued warranty obligations	$29,754
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of October 29, 2022, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $6,917, $616 and $72,777, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of October 29, 2022, we were not aware of any indemnification claim from a customer.
Note 9. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, and permanent and temporary differences and the likelihood of recovering deferred tax assets, then adjusted for any discrete items. The accounting estimates used to compute the provision for income taxes may change as new events occur, assumptions change, or additional information is obtained.
Under GAAP we are required to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that we will be able to realize the value of the deferred tax assets. We evaluate all significant available positive and negative evidence as part of our analysis, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. The underlying assumptions we use in forecasting future taxable income requires significant judgment and takes into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in our results of operations. Due to various factors, including our estimated of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rate for the three and six months ended October 29, 2022 was a tax rate of 1330.7 and a tax rate of (247.3) percent, as compared to an effective tax rate of 29.6 and 27.0 percent tax for the three and six months ended October 30, 2021. The increase in tax rate is primarily driven by the requirement to record a full valuation allowance on deferred tax assets during the second quarter of fiscal 2023 related to GAAP accounting for income taxes and related information. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.
If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on net deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.
We operate both domestically and internationally and, as of October 29, 2022, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of October 29, 2022, we had $593 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
Note 10. Fair Value Measurement
The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 29, 2022 and April 30, 2022 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 29, 2022
Cash and cash equivalents	$6,431	$—	$—	$6,431
Restricted cash	712	—	—	712
Available-for-sale securities:
US Government securities	—	—	—	—
US Government sponsored entities	—	525	—	525
Derivatives - asset position	—	1,175	—	1,175
	$7,143	$1,700	$—	$8,843
Balance as of April 30, 2022
Cash and cash equivalents	$17,143	$—	$—	$17,143
Restricted cash	865	—	—	865
Available-for-sale securities:
US Government securities	3,486	—	—	3,486
US Government sponsored entities	—	534	—	534
Derivatives - asset position	—	934	—	934
Derivatives - liability position	—	(311)	—	(311)
	$21,494	$1,157	$—	$22,651
There have been no changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2022. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for the methods and assumptions used to estimate the fair value of each class of financial instrument.

Note 11. Subsequent Events
On December 9, 2022, we entered into the sixth amendment to our credit agreement as described in Note 7. There were no other material subsequent events.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 30, 2022, to and including October 29, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (including the information presented therein under Risk Factors), as well as other publicly available information about our Company.
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
CURRENT CONDITIONS
Although supply chain disruptions have started to ease, supply chain disruptions continue as a result of several factors, including the pandemic lockdowns, shipping container shortages, labor shortages, war and other conflicts, and changes in global demand. We are specifically impacted by the global shortage of semiconductors and related electronic components. Over the past year, our capacity was constrained due to significant and unusual part shortages, a challenging labor environment, and operating disruptions from COVID-19 related absences, and the shutdown of our facilities in Shanghai,

China due to a government mandated COVID-19 zero tolerance policy. Through this time, we also experienced increased input costs for materials, commodities, personnel, freight, and tariffs. In addition, the International Longshore and Warehouse Union (ILWU) contract with the Pacific Maritime Association expired on July 1, 2022. While negotiations are in process, a strike or work slow-down mandate is possible. This would have a negative impact on the movement of material through west coast ports. Due to this volatility in supply chains, longer planning horizons, and high backlog, we have carried higher quantities of inventory. We also anticipate changes in the timing of payments from our customers as we work through disruptions and fulfill our backlog, likely creating an increased consumption of cash. We cannot predict the length or severity of these conditions. We expect our inventory levels to peak in the current quarter and continue to decline to more normalized levels through production and reductions in purchases, however, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures.
We have responded to input cost increases by increasing pricing through the last half of fiscal 2022 and implementing additional increases at the beginning of fiscal 2023. We also use pricing policies and opportunity evaluations across markets to manage price levels. We will continue to monitor our supply chains and our marketplaces and adapt our pricing methodologies as we see appropriate. We have also allocated resources to redesigns of certain products to provide the ability to source available components.
Macroeconomic events, including the possibility of sustained high inflation, tightening financial conditions, and the potential for higher interest rates, could increase the likelihood of deteriorating global economic conditions. We also expect impacts to global economic conditions in reaction to the evolving war and geopolitical environment. Conditions and disruptions have and will likely continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs, and it is likely these conditions will have a negative impact in fiscal 2023.
Our teams are focused on improving our cash flow and liquidity enhancement program, which includes: Cash management focus through working capital reductions, including reductions in inventory and accounts receivables; productivity improvements from factory capacity expansion and investments in capital equipment and hiring critical manufacturing and service employees to increase output; operating margin improvement through pricing actions, product mix adjustments, and prudent management of operating expenses; selective reduction in future capital asset spending; and obtaining additional sources of liquidity, which requires the consent of our current lender.
We are monitoring these situations, but it is difficult and uncertain to predict the level of impact this may have on our supply chain, our costs, our liquidity, and our financial condition and results of operations.
For additional information, refer to the COVID-19 and raw material and component related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021
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

Our product order backlog as of October 29, 2022 was $463.1 million as compared to $281.6 million as of October 30, 2021 and $471.6 million at April 30, 2022. The increase $181.5 million between October 29, 2022 and October 30, 2021 was driven by record order volume and softer conversions to sales due to supply challenges.
We expect to fulfill the backlog as of October 29, 2022 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions.
Net Sales
The following table shows information regarding net sales for the three months ended October 29, 2022 and October 30, 2021:

	Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021	Dollar Change	Percent Change
Net Sales:
Commercial	$37,047	$34,463	$2,584	7.5%
Live Events	69,239	59,396	9,843	16.6
High School Park and Recreation	42,006	32,747	9,259	28.3
Transportation	16,679	14,053	2,626	18.7
International	22,468	23,818	(1,350)	(5.7)
	$187,439	$164,477	$22,962	14.0%
Orders: (1)
Commercial	$42,711	$58,358	$(15,647)	(26.8)%
Live Events	80,999	40,501	40,498	100.0
High School Park and Recreation	31,898	25,651	6,247	24.4
Transportation	16,583	14,699	1,884	12.8
International	10,616	24,498	(13,882)	(56.7)
	$182,807	$163,707	$19,100	11.7%
(1) Orders are not measures defined by accounting principles generally accepted in the United States of America ("GAAP"), and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the fiscal 2023 second quarter, net sales were $187.4 million, an increase of $23.0 million from net sales in the prior year's second quarter. Sales growth was driven by fulfilling orders in backlog even while we experienced multiple material supply chain disruptions and labor shortages. Supply chain disruptions are creating an increase in lead times by extending the timing of converting orders to sales. We expect supply chain conditions to persist through the 2023 fiscal year. We are investing in automated machinery and equipment and in labor capacity to increase the rate of conversion of orders into sales.
Order volume increased in the second quarter of fiscal 2023 from the prior year's second quarter. These order increases were driven by Live Events bookings for replacements and upgrades and offset in part by order volume declines in our Commercial business which are normalizing after a record number of orders in fiscal 2022 driven by pent up demand from the COVID-19 pandemic. Orders decreased in International in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 due to a weakening economic outlook relating to inflationary pressures, geopolitical events, and currency headwinds.

Gross Profit and Contribution Margin

	Three Months Ended
	October 29, 2022		October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$6,197	16.7%	$7,445	21.6%
Live Events	7,983	11.5	5,585	9.4
High School Park and Recreation	11,811	28.1	10,749	32.8
Transportation	4,084	24.5	4,404	31.3
International	1,629	7.3	4,081	17.1
	$31,704	16.9%	$32,264	19.6%
The decline in gross profit percentage for the second quarter of fiscal 2023 was primarily due to inflationary challenges in materials, freight, and personnel related costs. In addition, extraordinary supply chain disruptions created intermittent work stoppages and factory inefficiencies, resulting in additional costs to meet customer commitments. We increased prices beginning in late calendar 2022 and throughout fiscal 2023. These price changes are just beginning to be realized through sales. We expect sales price increases to continue to be realized through the remainder of fiscal year 2023.
Total warranty costs as a percent of sales for the three months ended October 29, 2022 compared to the same period one year ago increased to 2.7 percent from 1.4 percent. We recognized warranty expense of $1.0 million for probable and reasonable estimated costs to remediate a component and manufacturing quality issue discovered during the second quarter of fiscal 2023.

	Three Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$1,919	5.2%	$(1,490)	(43.7)%	$3,409	9.9%
Live Events	5,214	7.5	1,890	56.9	3,324	5.6
High School Park and Recreation	8,438	20.1	602	7.7	7,836	23.9
Transportation	3,026	18.1	(484)	(13.8)	3,510	25.0
International	(1,418)	(6.3)	(3,121)	(183.3)	1,703	7.2
	$17,179	9.2%	$(2,603)	(13.2)%	$19,782	12.0%
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
Contribution margin for the fiscal quarter ended October 29, 2022 was impacted by the previously discussed sales levels and impacts on gross profit, as well as a 16.4 percent increase in selling expenses in the second quarter of fiscal 2023 compared to the prior year three-month period. We have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. Our order volume is directly associated with our marketing and sales expenses.

The following table reconciles non-GAAP contribution margin to GAAP operating loss:

	Three Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$17,179	9.2%	$(2,603)	(13.2)%	$19,782	12.0%
General and administrative	8,687	4.6	486	5.9	8,201	5.0
Product design and development	6,966	3.7	(230)	(3.2)	7,196	4.4
Operating income	$1,526	0.8%	$(2,859)	(65.2)%	$4,385	2.7%
General and administrative expenses in the second quarter of fiscal 2023 increased as compared to the same period one year ago primarily due to increases in personnel expense.
Product design and development expenses in the second quarter of fiscal 2023 decreased slightly as compared to the same period one year ago primarily due to an increase in personnel related expenses offset by a decrease in consulting expenses and material costs.
Decreased contribution margin and increased spend in general and administrative led to a lower operating income for the second quarter of fiscal 2023 compared to the prior year second quarter.
Other Income and Expenses

	Three Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(263)	(0.1)%	$(204)	345.8%	$(59)	—%
Other expense, net	$(208)	(0.1)%	$744	(78.1)%	$(952)	(0.6)%
Interest (expense) income, net: The change in interest income and expense, net for the second quarter of fiscal 2023 compared to the same period one year ago was primarily due to utilizing our line of credit during the 2023 second quarter for our strategic investments in inventory.
Other expense, net: The change in other expense, net for the second quarter of fiscal 2023 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income Taxes
We have recorded an effective tax rate of 1330.7 percent for the second quarter of fiscal 2023 as compared to a tax rate of 29.6 percent for the second quarter of fiscal 2022. The increase in tax rate for the quarter is primarily driven by the requirement to record a full valuation allowance on net deferred tax assets during the second quarter of fiscal 2023 related to GAAP accounting for income taxes and related information. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.

RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021
Net Sales
The following table shows information regarding net sales for the six months ended October 29, 2022 and October 30, 2021:

	Six Months Ended
(in thousands)	October 29, 2022	October 30, 2021	Dollar Change	Percent Change
Net Sales:
Commercial	$77,165	$67,244	$9,921	14.8%
Live Events	125,622	111,783	13,839	12.4
High School Park and Recreation	77,815	60,641	17,174	28.3
Transportation	36,219	26,611	9,608	36.1
International	42,538	42,930	(392)	(0.9)
	$359,359	$309,209	$50,150	16.2%
Orders: (1)
Commercial	$90,389	$96,687	$(6,298)	(6.5)%
Live Events	132,752	90,187	42,565	47.2
High School Park and Recreation	69,477	71,362	(1,885)	(2.6)
Transportation	32,287	36,044	(3,757)	(10.4)
International	28,125	51,173	(23,048)	(45.0)
	$353,030	$345,453	$7,577	2.2%
(1) Orders are not measures defined by accounting principles generally accepted in the United States of America ("GAAP"), and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the first six months of fiscal 2023, net sales were $359.4 million, an increase of $50.2 million from the prior year's first six-month period. The year-over-year growth was driven by fulfilling orders in backlog and continued strong order bookings. Material supply chain shortages and labor challenges are creating an increase in lead times and extending the timing of converting some orders to sales in the near-term. We expect supply chain conditions to persist through the 2023 fiscal year.
Order volume increased in the first six months of fiscal 2023 from the prior year's six-month period. Fiscal 2022 saw a record number of orders from pent up demand during the COVID-19 pandemic, and orders for fiscal 2023 continue to be strong. Order bookings in the first six months of fiscal 2023 were strong in multiple sports venues in the Live Events unit. International markets have seen some softening in demand through the first two quarters of fiscal 2023 due to the inflationary environment and geopolitical events.

Gross Profit and Contribution Margin

	Six Months Ended
	October 29, 2022		October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$11,018	14.3%	$14,623	21.7%
Live Events	11,769	9.4	14,167	12.7
High School Park and Recreation	21,788	28.0	20,258	33.4
Transportation	9,922	27.4	8,155	30.6
International	3,001	7.1	7,249	16.9
	$57,498	16.0%	$64,452	20.8%
The decline in gross profit percentage in the six months ended October 29, 2022 was primarily impacted by inflationary challenges in materials, freight, and personnel related costs. In addition, extraordinary supply chain disruptions, including the Shanghai factory closure, created intermittent work stoppages and factory inefficiencies, adding additional costs to meet customer commitments, especially in the Live Events business unit. We also recorded a $0.5 million provision for estimated losses on contracts in progress during the six months ended October 29, 2022.
Total warranty costs as a percent of sales for the six months ended October 29, 2022 compared to the same period one year ago increased to 2.2 percent from 1.3 percent. We recognized warranty expense of $1.0 million for probable and reasonable estimated costs to remediate a component and manufacturing quality issue discovered during the six months ended October 29, 2022.

	Six Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$2,119	2.7%	$(4,807)	(69.4)%	$6,926	10.3%
Live Events	6,188	4.9	(3,464)	(35.9)	9,652	8.6
High School Park and Recreation	15,019	19.3	418	2.9	14,601	24.1
Transportation	7,969	22.0	1,605	25.2	6,364	23.9
International	(2,755)	(6.5)	(5,387)	(204.7)	2,632	6.1
	$28,540	7.9%	$(11,635)	(29.0)%	$40,175	13.0%
Contribution margin in the six months ended October 29, 2022 was impacted negatively by the previously discussed sales levels and impacts on gross profit, as well as a 19.3 percent increase in selling expenses in the first six months of fiscal 2023 compared to the prior year six-month period. We have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. Our order volume is directly associated with our marketing and sales expenses.

The following table reconciles non-GAAP contribution margin to GAAP operating loss:

	Six Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$28,540	7.9%	$(11,635)	(29.0)%	$40,175	13.0%
General and administrative	18,128	5.0	2,356	14.9	15,772	5.1
Product design and development	14,405	4.0	47	0.3	14,358	4.6
Operating (loss) income	$(3,993)	(1.1)%	$(14,038)	(139.7)%	$10,045	3.2%
General and administrative expenses in the first six months of fiscal 2023 increased as compared to the same period one year ago primarily due to increases in personnel expense and approximately $1.0 million in professional fees related to shareholder engagement.
Product design and development expenses in the first six months of fiscal 2023 remained relatively flat as compared to the same period one year ago.
Decreased contribution margin and increased spend in general and administrative led to an operating loss for the first six months of fiscal 2023 compared to the prior year six-month period.
Other Income and Expenses

	Six Months Ended
	October 29, 2022				October 30, 2021
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(323)	(0.1)%	$(401)	(514.1)%	$78	—%
Other expense, net	$(955)	(0.3)%	$865	(47.5)%	$(1,820)	(0.6)%
Interest (expense) income, net: The change in interest income and expense, net for the first six months of fiscal 2023 compared to the same period one year ago was primarily due to utilizing our line of credit during the 2023 first six months for our strategic investments in inventory.
Other expense, net: The change in other expense, net for the first six months quarter of fiscal 2023 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income Taxes
We have recorded an effective tax rate of (247.3) percent for the six months ended October 29, 2022 as compared to 27.0 percent for the six months ended October 30, 2021. The difference in tax rates is primarily driven by the requirement to record a full valuation allowance on net deferred tax assets during the quarter related to GAAP accounting for income taxes and related information. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	October 29, 2022	October 30, 2021	Dollar Change
Net cash (used in) provided by:
Operating activities	$(21,938)	$(8,534)	$(13,404)
Investing activities	(15,192)	(9,876)	(5,316)
Financing activities	26,278	(396)	26,674
Effect of exchange rate changes on cash	(13)	8	(21)
Net decrease in cash, cash equivalents and restricted cash	$(10,865)	$(18,798)	$7,933
Cash decreased by $10.9 million for the first six months of fiscal 2023 compared to a decrease of $18.8 million in the first six months of fiscal 2022. The use of cash in the first six months of fiscal 2023 is primarily due to investments in inventory required to support the conversion of increased backlog and strong order bookings into sales and as a strategy to add stability to our manufacturing processes during this time of supply chain disruptions. The decrease in cash was also due to investing in capital assets for increased capacity and automation and loans to affiliated entities. We utilized our line of credit to support these uses of cash.
Net cash used in operating activities: Net cash used in operating activities was $21.9 million for the first six months of fiscal 2023 compared to net cash used in operating activities of $8.5 million in the first six months of fiscal 2022. The difference between net cash used in operating activities in the first six months of fiscal 2023 compared to net cash used in operating activities in the first six months of fiscal 2022 was primarily the result of changes in net operating assets and liabilities and the result of having a net loss in the first six months of 2023 compared to net income in the first six months of 2022.
The changes in net operating assets and liabilities consisted of the following:

	Six Months Ended
	October 29, 2022	October 30, 2021
(Increase) decrease:
Accounts receivable	$(15,512)	$(26,914)
Long-term receivables	884	334
Inventories	(34,659)	(20,509)
Contract assets	1,896	(7,542)
Prepaid expenses and other current assets	3,703	(3,450)
Income tax receivables	(2,629)	409
Investment in affiliates and other assets	(842)	6
Increase (decrease):
Accounts payable	11,371	25,045
Contract liabilities	2,031	5,863
Accrued expenses	4,096	3,194
Warranty obligations	(300)	(178)
Long-term warranty obligations	1,177	(2)
Income taxes payable	183	253
Long-term marketing obligations and other payables	864	(163)
	$(27,737)	$(23,654)

Net cash used in investing activities: Net cash used in investing activities totaled $15.2 million in the first six months of fiscal 2023 compared to net cash used in investing activities of $9.9 million in the first six months of fiscal 2022. Purchases of property and equipment totaled $16.2 million in the first six months of fiscal 2023 compared to $4.5 million in the first six months of fiscal 2022. Purchases of and loans to affiliates accounted for by the equity investment method totaled $2.9 million in the first six months of fiscal 2023 as compared to $6.1 million in the first six months of fiscal 2022.
Net cash provided by (used in) financing activities: Net cash provided by financing activities was $26.3 million for the six months ended October 29, 2022 due to draws on our line of credit compared to cash use of $0.4 million for other investing activities in the first six months of fiscal 2022.
Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchases, capital spending, profitability, and investments in affiliates impact our liquidity. Our cash needs are funded through a combination of cash flow from operations and borrowings under bank credit agreements.
We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, for at least the remainder of fiscal 2023, we expect our customers will continue to have disruptions and may continue to reduce their spend on audiovisual systems and related services as they work through the economic and business implications of COVID-19, supply chain challenges, and emerging war and geopolitical situations. Ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs have and will continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs. We believe it is likely these conditions will continue to have negative impacts in fiscal 2023. To improve operations and cash flows, we have increased prices of our goods and services. We have also increased investment in inventory levels to add production stability to our production processes to fulfill backlog, and are focused to reduce these levels as supply chains stabilize. We also continue to selectively invest in property and equipment to expand our capacity and add automation. Our ability to fund inventory levels, operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. Our credit facility expires in April 2025, and it requires us to comply with certain covenants.
Although supply chain disruptions have started to ease and we expect our inventory levels to decline, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures. We will need additional liquidity to meet our obligations as they come due in the 12 months following the date of this Report, and we cannot be assured that such liquidity will be available or the form of such liquidity, such as equity raises or debt financing. Although we are in the process of obtaining additional liquidity through various means, including but not limited to obtaining financing secured by a mortgage on our facilities, a sales-leaseback transaction, leasing property and equipment, and continued focus on reducing working capital, these plans are not finalized and are subject to market conditions that are not within our control. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.
Working capital was $118.6 million and $103.9 million as of October 29, 2022 and April 30, 2022, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, contract assets and liabilities are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided or used by operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cashflows. We expect to use cash in operations as our business returns and exceeds pre-pandemic levels and due to longer planning horizons and volatility in supply chains. While these conditions continue, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog.
We have a $35.0 million line of credit which expires in April 2025. On October 31, 2022, we entered into an agreement to temporarily expand the line of credit by $10.0 million through January 31, 2023. We had $26.4 million advanced on our line of credit and $6.9 million used to secure letters of credit as of October 29, 2022. As of October 29, 2022, there was $11.7 million available to advance on the line of credit.

The credit agreement and amendments require us to be in compliance with certain financial ratios, including a covenant to maintain the ratio of interest-bearing debt to earnings before income taxes, depreciation, and amortization at less than 6.0 for the quarter ending October 29, 2022 and, beginning with the fiscal quarter ending January 28, 2023, to be less than 2.5. A minimum fixed charge coverage ratio must be met of at least 2 to 1 at the end of any quarter during fiscal year 2023 and a ratio of at least 1.25 to 1 for the year end of fiscal 2023. On December 09, 2022, we entered into the sixth amendment to our credit agreement. The Amendment clarifies certain definitions related to the deferred tax asset valuation allowance and adds additional financial reporting requirements and negative covenants (refer to Note 7 to the Condensed Consolidated Financial Statements). As of October 29, 2022, we were in compliance with these covenants. Based on future projections, we expect to be in compliance with these covenants through the next year; however, with the uncertainty and volatility in the supply chain and the sensitivity of the covenants, and current going concern condition, we cannot be certain. If we violate a covenant and cannot obtain a waiver from the bank, we may need to seek additional debt or equity financing.
We had $7.1 million of retainage on long-term contracts included in receivables and contract assets as of October 29, 2022, which has an impact on our liquidity. We expect to collect these amounts within one year.
We are sometimes required to obtain bank guarantees or other financial instruments for display installations, and we utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of October 29, 2022, we had $0.6 million of such instruments outstanding.
We are sometimes required to obtain performance bonds for display installations, and we have a bonding line available through a surety company for an aggregate of $150.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of October 29, 2022, we had $72.8 million of bonded work outstanding against this line.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $30 million for fiscal 2023. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We committed to invest an additional $0.8 million over the next year in our current affiliates, which requires approvals under our credit agreement.
We may repurchase shares of our common stock from time to time in open market purchases, private transactions or other transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management; will be dependent on market conditions, applicable securities laws and other factors; and may be suspended or discontinued at any time. During the three months ended October 29, 2022, we repurchased no shares of common stock.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes in our exposure to these risks during the first six months of fiscal 2023.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of October 29, 2022, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were not effective, at a reasonable assurance level, because of material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In making this assessment, management used the criteria set forth in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Remediation efforts to address the material weakness are described below under the section “Remediation Plan”.
Background
In conducting our assessment of our ability to continue as a going concern we failed to consider the income tax implications which resulted in us recording a material adjustment of $14.8 million. The specific deficiencies identified and the related components of the COSO framework impacted by these deficiencies are discussed below under the section “Material Weaknesses.”
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Material Weaknesses
Information and Communication
We have identified a deficiency in a principle associated with the information and communication component of the COSO framework which individually constitutes a material weakness related to the following principle: “The organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of other components of internal control.”
We failed to timely communicate the result of our going concern assessment to all appropriate internal parties necessary which led to us not considering the impact of the going concern assessment on the valuation of our deferred tax assets.
This deficiency contributed to the potential for there to have been material errors in our financial statements and therefore resulted in the following additional material weakness:
Control Activities
Management did not appropriately design its going concern policy control to contemplate evaluating the income tax implications when reaching a substantial doubt going concern conclusion.

These material weaknesses did not result in any uncorrected misstatements in the current period unaudited condensed consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

Remediation Plan

The remediation plan includes, but is not limited to:
1.Implementing a policy that our going concern analysis should be communicated and provided to appropriate members of the organization, including our tax department so they can consider the impacts of our going concern conclusion.
2.Implementing a control activity that considers results of our going concern analysis when determining the valuation of deferred taxes and other reporting and disclosures when preparing our financial statements.

Management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses described above, there were no changes during the quarter ended October 29, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We continue to experience volatility in our business driven by global economic conditions and supply chain disruptions, which have had and are continuing to have a negative effect on our liquidity, caused us to express substantial doubt about our ability to continue as a going concern, and could cause us to default on our credit facilities, giving our lender the right to foreclose on our assets, or we could have difficulty finding additional financing, all which would have a material adverse effect on our business, financial condition and results of operations.
Global economic conditions and supply chain disruptions have and will continue to cause volatility in our cash flow, pricing, order volumes lead times, competitiveness, revenue cycles, and production costs. We believe it is likely these conditions will continue to have negative impacts in fiscal 2023. Our ability to fund inventory levels, operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. Our credit facility expires in April 2025, and it imposes restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; make a substantial change of ownership; or acquire or purchase a business or its assets. Our credit facilities also impose certain financial covenants on us which restrict the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facilities to be immediately due and payable, terminate all commitments to extend further credit, and foreclose on our assets, which would have a material adverse effect on our business, financial condition, and results of operations.
We cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures. We will need to seek forms of additional liquidity to meet our obligations as they come due in the 12 months following the date of this Report, and we cannot be assured that such liquidity will be available or the form of such liquidity, such as equity raises or debt financing. Although we are in the process of obtaining additional liquidity through various means as described elsewhere in this Report, these plans are not finalized and are subject to market conditions that are not within our control. These conditions and the conditions described in the foregoing paragraph raise substantial doubt about our ability to continue as a going concern. This determination could cause our existing and prospective suppliers, customers, and financing sources to not do business with us. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that could result from this uncertainty. If we are required to realize our assets and discharge our liabilities other than in the normal course of business, it would cause investors to suffer the loss of all or a substantial portion of their investment. The determination that there is substantial doubt about our ability to continue as a going concern and our inability to adequately improve our liquidity position each could have a material adverse effect on our business, financial condition, and results of operations. See “Note 1. Basis of Presentation – Liquidity and Going Concern” of the Notes to our Condensed Consolidated Financial Statements included in this Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended October 29, 2022 and October 30, 2021, we did not repurchase any shares of our common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS
A list of exhibits filed as part of this Report is set forth in the following Index to Exhibits.

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

10.8
Amendment to Credit Agreement dated as of October 31, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 1, 2022).

10.9
Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.10	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).
10.11	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).
10.12	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).
10.13	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).
10.14	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).
10.15	Cooperation Agreement dated July 23, 2022 by and between the Company and Prairieland Holdco, LLC (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
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

Date: December 13, 2022